Form 10-K
period 2015-09-30
RMR Group Inc.
filed 2015-12-18
CIK 1644378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-37616

THE RMR GROUP INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	47-4122583 (IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634

(Address of Principal Executive Offices)                            (Zip Code)

Registrant’s Telephone Number, Including Area Code 617-796-8230

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Class A common stock, $0.001 par value per share	The NASDAQ Stock Market LLC
(Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The RMR Group Inc. was formed on May 28, 2015. As of March 31, 2015, there was no public market for the registrant's common equity.

As of December 16, 2015, there were 15,000,000 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2016 annual meeting of shareholders are incorporated by reference in Part III of this Form 10- K.

In this annual report, unless the context requires otherwise:

•	"AIC" means Affiliates Insurance Company, an Indiana insurance company.
•	"Class A Common Shares" means shares of Class A common stock of RMR Inc., par value $0.001 per share.
•	"class A membership units" means class A membership units of RMR LLC.
•	"Class B-1 Common Shares" means shares of Class B-1 common stock of RMR Inc., par value $0.001 per share.
•	"Class B-2 Common Shares" means shares of Class B-2 common stock of RMR Inc., par value $0.001 per share.
•	"class B membership units" means class B membership units of RMR LLC.
•	"Client Companies" means collectively the Managed REITs, the Managed Operators, AIC, RIF and RMR Trust and "Client Company" means any one of them.
•	"common shares" means, with respect to a REIT, common shares of beneficial interest of that REIT.
•	"Company," "we," "us," and "our" means RMR Inc. and its direct and indirect subsidiaries.
•	"Distribution" means the distribution of the Class A Common Shares to the holders of the Managed REITs' common shares on the Distribution Date.
•	"Distribution Date" means December 14, 2015.
•

"economic interest" means, (i) in respect of RMR Inc., the right of a holder of common stock of RMR Inc. to share in dividends or distributions made by RMR Inc. to holders of its common stock and, upon liquidation, dissolution or winding up of RMR Inc., to share in the assets of RMR Inc. after payments to creditors and (ii) in respect of RMR LLC, the right of a holder of a class A membership unit or class B membership unit of RMR LLC to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors.

•	"EQC" means Equity Commonwealth, formerly known as CommonWealth REIT, a Maryland real estate investment trust, including its subsidiaries.
•	“Exchange Act” means the Securities Exchange Act of 1934, as amended.
•	"Five Star" means Five Star Quality Care, Inc., a Maryland corporation, including its subsidiaries.
•	"Founders" means collectively Barry M. Portnoy and Adam D. Portnoy and "Founder" means either of them.
•	"GAAP" means U.S. generally accepted accounting principles.
•	“GOV” means Government Properties Income Trust, a Maryland real estate investment trust, including its subsidiaries.
•	"HPT" means Hospitality Properties Trust, a Maryland real estate investment trust, including its subsidiaries.
•

"indirect economic interest in RMR LLC" means, (i) in respect of holders of Class A Common Shares, the economic interest of RMR Inc. in RMR LLC as the holder of an equivalent number of class A membership units and (ii) in respect of holders of Class B-1 Common Shares, the economic interest of RMR Inc. in RMR LLC as the holder of an equivalent number of class B membership units. Indirect economic interests in RMR LLC are held through RMR Inc. and are subject to RMR Inc.'s liabilities including liabilities to RMR Trust under the Tax Receivable Agreement.

•	"Managed Operators" means collectively Five Star, Sonesta and TA and "Managed Operator" means any one of them.
•	"Managed REITs" means collectively GOV, HPT, SIR and SNH and "Managed REIT" means any one of them.
•	"Members" means the persons named as members of RMR LLC in its books and records and, for periods prior to June 5, 2015, "Member" means collectively RMR Trust and our Founders.
•	"RIF" means RMR Real Estate Income Fund, a Delaware statutory trust.
•	"RMR Advisors" means RMR Advisors LLC, a Maryland limited liability company.
•	"RMR Inc." means The RMR Group Inc., a Maryland corporation, and not any of its subsidiaries.
•	"RMR Intl" means RMR Intl LLC, a Maryland limited liability company, including its subsidiaries.

•	"RMR LLC" means The RMR Group LLC, a Maryland limited liability company, including its subsidiaries and predecessors.
•	"RMR Trust" means Reit Management & Research Trust, a Massachusetts business trust, including its subsidiaries other than RMR Inc., RMR LLC and their respective subsidiaries.
•	“Securities Act” means the Securities Act of 1933, as amended.
•	"SIR" means Select Income REIT, a Maryland real estate investment trust, including its subsidiaries.
•	"SNH" means Senior Housing Properties Trust, a Maryland real estate investment trust, including its subsidiaries.
•	"Sonesta" means Sonesta International Hotels Corporation, a Maryland corporation, including its subsidiaries.
•	"TA" means TravelCenters of America LLC, a Delaware limited liability company, including its subsidiaries.
•	"Tax Receivable Agreement" means that certain tax receivable agreement, dated as of June 5, 2015, by and among RMR Inc., RMR LLC and RMR Trust.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

This annual report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  Forward looking statements reflect our current views with respect to, among other things, our operations and financial performance. These forward looking statements can be identified by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to the following:

•	substantially all of our revenues being derived from services to our Client Companies;
•	changing market conditions, including rising interest rates;
•	competition from other asset managers;
•	potential for termination of our management agreements with our Client Companies;
•	our ability to expand our business as a result of the growth and performance of our Client Companies and our ability to obtain new clients and develop our business;
•	litigation risks;
•	the impact of any conflicts of interest arising from our management activities;
•	our ability to retain the services of our Founders and other key personnel;
•	risks associated with and costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies;
•	the retention of corporate opportunities by our directors and officers, our Client Companies and RMR Trust for their own benefit;
•	risks related to new business initiatives we may pursue in the future;
•	risks associated with our recently becoming a public company and whether a liquid market will develop for our Class A Common Shares;
•	other risk factors disclosed in this annual report;
•	statements of belief and any statements of assumptions underlying any of our forward looking statements;
•	other factors beyond our control; and
•	additional risks described under “Risk Factors” beginning on page 16.

We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, these forward looking statements should not be relied on as predictions of future events. The events and circumstances reflected in our forward looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward looking statements. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this annual report. We undertake no obligation to update any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

v

PART I

Item 1. Business

Our Company

RMR Inc. owns a 51.6% economic interest in and is the managing member of RMR LLC. Substantially all of the business of RMR Inc. is conducted by RMR LLC. RMR LLC was founded in 1986 to manage real estate related businesses. Our business primarily consists of providing management services to the Managed REITs (four publicly traded real estate investment trusts) and the Managed Operators (three real estate operating companies). Since its founding, RMR LLC has substantially grown the amount of real estate assets under management and the number of real estate businesses it manages. As of September 30, 2015, we had $21.0 billion of real estate assets under management, including more than 1,300 properties, which are primarily owned by the Managed REITs. We believe our 20 year management agreements with the Managed REITs create a secure base of revenues to operate and grow our business.

As manager of the Managed REITs, we are responsible for implementing investment strategies and managing day to day operations, subject to supervision and oversight by each Managed REIT’s board of trustees. The Managed REITs have no employees and we provide the personnel and services necessary for each Managed REIT to conduct its business. The Managed REITs invest in diverse income producing properties as follows:

• Government Properties Income Trust (NYSE: GOV) primarily owns office properties leased to the U.S. government and state governments. As of September 30, 2015, GOV owned 72 properties (92 buildings) located in 31 states and the District of Columbia.

• Hospitality Properties Trust (NYSE: HPT) primarily owns hotel and travel center properties. As of September 30, 2015, HPT owned 495 properties (302 hotels and 193 travel centers) located in 45 states, Puerto Rico and Canada.

• Select Income REIT (NYSE: SIR) primarily owns properties that are leased to single tenants, including industrial and commercial lands on the island of Oahu, Hawaii. As of September 30, 2015, SIR owned 118 properties (359 buildings, leasable land parcels and easements) located in 35 states.

• Senior Housing Properties Trust (NYSE: SNH) primarily owns independent and assisted living communities, continuing care retirement communities, nursing homes, wellness centers and properties leased to medical service providers, clinics, biotech laboratory tenants and other medical related businesses. As of September 30, 2015, SNH owned 428 properties (452 buildings) located in 43 states and the District of Columbia.

We also provide management services to three real estate operating companies that have diverse businesses as follows:

• Five Star Quality Care Inc. (NYSE: FVE) is a national healthcare and senior living services company that operates senior living communities, including independent living, assisted living, continuing care and skilled nursing facilities, many of which are owned by SNH. As of September 30, 2015, Five Star operated 272 senior living communities located in 32 states.

• Sonesta International Hotels Corporation manages and franchises an international collection of hotels, resorts and cruise ships offering upscale and extended stay accommodations to travelers, including hotels in the United States owned by HPT. As of September 30, 2015, Sonesta’s business included 66 properties in nine countries.

• TravelCenters of America LLC (NYSE: TA) operates a national chain of full service travel centers located along the U.S. Interstate Highway System, many of which are owned by HPT, and also operates convenience stores with retail gasoline stations. As of September 30, 2015, TA’s business included 253 travel centers in 43 states and Ontario, Canada and 184 gasoline / convenience stores in 11 states.

RMR Advisors, a wholly owned subsidiary of RMR LLC, is an investment advisor registered with the Securities and Exchange Commission, or SEC, which provides investment advisory services to the RMR Real Estate Income Fund (NYSE MKT: RIF), a closed end investment company focused on investing in real estate securities, including REITs and other dividend paying securities (excluding our Client Companies). RMR Advisors has been managing investments in real estate securities since 2003.

Our Business Strategy

Our business strategy is to provide a full range of management services to our Client Companies and to increase the number of clients to which we provide services. Historically, we have grown our revenues by working with our clients to grow their businesses and by creating new clients. We believe that our current management platform provides a solid base on which to expand into services similar to those we currently provide.

We believe that we have several strengths that distinguish our business:

• Stable Revenue Base. Our revenues are primarily from recurring fees earned under long term agreements with high credit quality companies. Our agreements with the Managed REITs extend for 20 year terms. For the fiscal year ended September 30, 2015, 80.5% of our total revenue was from the Managed REITs. In addition, the businesses of the Managed Operators are conducted in large part at properties under long term leases and management arrangements with the Managed REITs.

• Attractive Cash Flow and Dividend.  Our Adjusted EBITDA and net income for the fiscal year ended September 30, 2015 was $92.3 million and $77.4 million, respectively. We have no debt outstanding. We expect RMR Inc.’s current dividend rate of $0.25 per share per quarter ($1.00 per share per year) to be well covered by our earnings and cash flows.

• Diverse Sources of Revenue. We provide management services to a wide range of real estate assets and businesses that include healthcare facilities, senior living and other apartments, hotels, office buildings, industrial buildings, leased lands, travel centers, retail stores, and various specialized properties such as properties leased to government tenants and properties specially designed for medical and biotech research. The properties and businesses we manage are located throughout the United States in 48 states, Washington, D.C., Puerto Rico and in Canada.

• Proven Ability to Grow. Since the founding of RMR LLC in 1986, we have substantially grown our real estate assets under management and the number and variety of real estate businesses we manage. As of September 30, 2015, we managed more than 1,300 properties representing $21.0 billion of invested capital of four REITs as well as three real estate operating companies. The synergies among our clients may also facilitate their and our growth. In the past, we have assisted our clients in realizing investment opportunities by working together to make acquisitions. We expect to use our operating cash flow and we may use our equity to fund our growth.

1.	Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to net income, see footnote (1) to “Selected Financial Data” beginning on page 32

• Quality and Depth of Management. Our highly qualified and experienced management team provides a broad base of deep expertise to our clients. Our senior management has worked together through several business cycles in which they acquired, financed, managed and disposed of real estate assets and started real estate businesses. As of September 30, 2015, we employed over 400 real estate professionals in 25 offices throughout the United States, and the companies we manage collectively had over 50,000 employees. We also have a proven track record of assisting our clients to grow by successfully accessing the capital markets; since our founding in 1986, our clients have successfully completed over $32 billion of financing in over 150 capital raising transactions.

• Alignment of Interests. We believe our structure fosters strong alignment of interests between our principal executive officers and our shareholders because our principal executives, our Founders, have a combined direct and indirect 51.6% economic interest in RMR LLC.

We can provide no assurance that we will be able to implement our business strategy or achieve our desired growth. Our business and the businesses of our Client Companies are subject to a number of risks and uncertainties. See “Risk Factors” beginning on page 16.

Our Management Agreements with the Managed REITS

RMR LLC has entered a business management agreement and a property management agreement with each Managed REIT. The following is a summary of the terms of our business and property management agreements with the Managed REITs. The summary does not purport to be complete and is subject to, and qualified in its entirety by, reference to the actual agreements, copies of which are filed or incorporated as exhibits to this annual report.

Business Management Services

Each business management agreement requires RMR LLC to use its reasonable best efforts to present the Managed REIT with a continuing and suitable real estate investment program consistent with the REIT’s real estate investment policies and objectives.

Subject to the overall management, direction and oversight of the Board of Trustees of each Managed REIT, RMR LLC has the responsibility to:

• provide research and economic and statistical data in connection with the Managed REIT’s real estate investments and recommend changes in the Managed REIT’s real estate investment policies when appropriate;

• investigate, evaluate and negotiate contracts for the investment in, or the acquisition or disposition of, real estate and related interests, financing and refinancing opportunities and make recommendations concerning specific real estate investments to the Board of Trustees of the Managed REIT;

• investigate, evaluate, prosecute and negotiate any of the Managed REIT’s claims in connection with its real estate investments or otherwise in connection with the conduct of the Managed REIT’s business;

• administer bookkeeping and accounting functions as required for the Managed REIT’s business and operation, contract for audits and prepare or cause to be prepared reports and filings required by any governmental authority in connection with the conduct of the Managed REIT’s business, and otherwise advise and assist the Managed REIT with its compliance with applicable legal and regulatory requirements;

advise and assist in the preparation of all equity and debt offering documents, and all registration statements, prospectuses or other documents filed by the Managed REIT with the SEC or any state;

• retain counsel, consultants and other third party professionals on behalf of the Managed REIT;

• provide internal audit services;
• advise and assist with the Managed REIT’s risk management and business oversight function;
• advise and assist the Managed REIT with respect to the Managed REIT’s public relations, preparation of marketing materials, Internet website and investor relations services;
• provide communications facilities for the Managed REIT and its officers and trustees and provide meeting space as required;
• provide office space, equipment and experienced and qualified personnel necessary for the performance of the foregoing services; and

• to the extent not covered above, advise and assist the Managed REIT in the review and negotiation of the Managed REIT’s contracts and agreements, coordination and supervision of all third party legal services and oversight for processing of claims by or against the Managed REIT.

Property Management Services

Under each property management agreement, RMR LLC is required to act as managing agent for each Managed REIT’s properties and devote such time, attention and effort as may be appropriate to operate and manage the Managed REIT’s properties in a diligent, orderly and efficient manner. Subject to the overall management and supervision of the Board of Trustees of each Managed REIT, RMR LLC has the responsibility to:

• seek tenants for the Managed REIT’s properties and negotiate leases;
• collect rents and other income from the Managed REIT’s properties;
• make contracts for, and supervise repairs and/or alterations on, the Managed REIT’s properties;
• for the Managed REIT’s account and at its expense hire, supervise and discharge employees as required for the efficient operation and maintenance of the Managed REIT’s properties;
• obtain appropriate insurance for the Managed REIT’s properties and notify the Managed REIT’s insurance carriers with respect to casualties or injuries at the properties;
• procure supplies and other necessary materials;

• pay from rental receipts, other income derived from the Managed REIT’s properties or other monies made available by the Managed REIT for such purpose, all costs incurred in the operation of the Managed REIT’s properties that are expenses of the Managed REIT;

• establish reasonable rules and regulations for tenants of the Managed REIT’s properties;
• institute or defend, on the Managed REIT’s behalf and in the Managed REIT’s name, any and all legal actions or proceedings relating to the operation of the Managed REIT’s properties;

• maintain the books and records of the Managed REIT reflecting the management and operation of the Managed REIT’s properties and prepare and deliver statements of expenses for tenants of the REIT’s properties;

• aid, assist and cooperate with the Managed REIT in matters relating to taxes and assessments and insurance loss adjustments;
• provide emergency services as may be required for the efficient management and operation of the Managed REIT’s properties; and
• arrange for day to day operations of the Managed REIT’s properties, including water, fuel, electricity, cleaning and other services.

Term and Termination

The terms of the business and property management agreements with each Managed REIT end on December 31, 2035, and automatically extend on December 31st of each year so that the terms thereafter end on the 20th anniversary of the date of the extension. A Managed REIT has the right to terminate its management agreements with RMR LLC: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreement, (3) on written notice given within 60 days after the end of any calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. RMR LLC has the right to terminate the management agreements for good reason, as defined in the agreements.

If a Managed REIT terminates a management agreement for convenience, or if RMR LLC terminates a management agreement with a Managed REIT for good reason, the Managed REIT is obligated to pay RMR LLC a termination fee equal to the sum of the present values of the monthly future fees, as defined in the agreement, payable for the remaining term of the agreement, assuming it had not been terminated. If a Managed REIT terminates a management agreement for a performance reason, as defined in the agreement, the Managed REIT is obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of ten years.

The management agreements provide for certain proportional adjustments to the termination fees if a Managed REIT merges with another REIT to which RMR LLC is providing management services or if the Managed REIT spins off a subsidiary to which it contributed properties and to which RMR LLC is providing management services both at the time of the spin off and on the date of the expiration or termination of either of the management agreements.

A Managed REIT is not required to pay any termination fee if it terminates its business or property management agreements for cause, or as a result of a manager change of control, in each case as defined in such agreements.

Business Management Fees and Expense Reimbursement

Each business management agreement between RMR LLC and a Managed REIT provides for (i) an annual base management fee, payable monthly, and (ii) an annual incentive management fee.

The annual base management fee generally is calculated as the lesser of:

• the sum of (a) 0.5% of the historical cost of transferred real estate assets, if any, as defined in the applicable business management agreement, plus (b) 0.7% of the average invested capital (exclusive of the transferred real estate assets), as defined in the applicable business management agreement, up to $250.0 million, plus (c) 0.5% of the average invested capital exceeding $250.0 million; and

• the sum of (a) 0.7% of the average market capitalization, as defined in the applicable business management agreement, up to $250.0 million, plus (b) 0.5% of the average market capitalization exceeding $250.0 million.

The base management fee is payable monthly in arrears, based on the Managed REIT’s monthly financial statements and average market capitalization for the applicable month.

The annual incentive management fee payable by each Managed REIT to RMR LLC, if any, is calculated as follows:

• An amount equal to 12.0% of the product of (a) the equity market capitalization of the Managed REIT, as defined in the agreement, and (b) the amount, expressed as a percentage, by which the Managed REIT’s total return per share, as defined in the agreement, exceeds the benchmark total return per share, as defined in the agreement, of a specified REIT index identified in the management agreement for the measurement period. Generally, total return per share measures the change in the Managed REIT’s share price plus dividends. The benchmark return per share is also adjusted if the total return per share exceeds 12.0% per year in any measurement period.

• The current measurement period is defined as the two year period ending December 31, 2015 and thereafter a three year period ending on each December 31.
• Generally, no incentive management fee is payable by a Managed REIT unless the Managed REIT’s total return per share during the measurement period is positive.

• The incentive management fee payable by a Managed REIT is also subject to a cap equal to the value of 1.5% of the Managed REIT’s common shares then outstanding multiplied by the average closing price of the Managed REIT’s common shares during the last 30 trading days of the relevant measurement period.

• Also, if a Managed REIT’s financial statements are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC, for one or more periods in respect of which RMR LLC received an incentive management fee, the incentive management fee payable with respect to periods for which there has been a restatement shall be recalculated by and approved by a majority vote of, the Managed REIT’s Independent Trustees in light of such restatement, and RMR LLC may be required to pay to the Managed REIT an amount equal to the value in excess of that which RMR LLC would have received based upon the incentive management fee as recalculated, either in cash or the Managed REIT common shares.

If the business management agreement is terminated, the base management fee and incentive management fee due in respect of any partial period prior to the date of termination will be prorated as provided in the agreement.

Under each business management agreement: the Managed REIT pays or reimburses RMR LLC for all of the expenses relating to the Managed REIT’s activities, including the costs and expenses of investigating, acquiring, owning and disposing of its real estate (third party property diligence costs, appraisal, reporting, audit and legal fees), its costs of borrowing money, its costs of securities listing, transfer, registration and compliance with reporting requirements and its costs of third party professional services, including legal and accounting fees; and RMR LLC bears its general and administrative expenses relating to its performance of its obligations under the agreement, including expenses of its personnel, rent and other office expenses. Also, the allocable cost of internal audit services is reimbursed by each Managed REIT to RMR LLC.

Property Management Fees and Expense Reimbursement

No property management fees are payable by a Managed REIT to RMR LLC for any hotels, senior living communities or travel centers which are leased to, or managed by, a Managed Operator or another operating business such as a hotel management company or a senior living or healthcare services provider. For other properties, each property management agreement between RMR LLC and a Managed REIT provides for (1) a management fee equal to

3.0% of the gross rents collected from tenants, and (2) a construction supervision fee equal to 5.0% of the cost of any construction, renovation or repair activities at the Managed REIT’s properties, other than ordinary maintenance and repairs. Also, under each property management agreement, the Managed REIT pays certain allocable expenses of RMR LLC in the performance of its duties, including wages for onsite property management personnel and allocated costs of centralized property management services.

Other Provisions

Under both the business and property management agreements, each Managed REIT has agreed to indemnify RMR LLC, its members, officers, employees and affiliates against liabilities relating to acts or omissions of RMR LLC with respect to the provision of services by RMR LLC, except to the extent such provision was in bad faith or fraudulent, was willful misconduct or was grossly negligent. In addition, each management agreement provides that any disputes, as defined in those agreements, arising out of or relating to the agreement or the provision of services pursuant thereto, upon the demand of a party to the dispute, will be subject to mandatory arbitration in accordance with procedures provided in the agreement.

Our Management Agreements with the Managed Operators

RMR LLC provides services and earns fees pursuant to a business management agreement with each of the Managed Operators. Under these agreements, RMR LLC provides services to the Managed Operators relating to, or assists them with, among other things, their compliance with various laws and rules applicable to them, capital markets and financing activities, maintenance of their properties, selection of new business sites and evaluation of other business opportunities, accounting and financial reporting, internal audit, investor relations and general oversight of the company’s daily business activities, including legal and tax matters, human resources, insurance programs and management information systems.

Each Managed Operator pays RMR LLC a fee under its business management agreement in an amount equal to 0.6% of: (i) for Five Star, Five Star’s revenues from all sources reportable under GAAP, other than revenues reportable by Five Star with respect to properties for which Five Star provides management services, plus the gross revenues of properties managed by Five Star determined in accordance with GAAP; (ii) for Sonesta, Sonesta’s revenues from all sources reportable under GAAP, other than any revenues reportable by Sonesta with respect to hotels for which Sonesta provides management services, plus the revenues of hotels managed by Sonesta (except to the extent such managed hotel revenues are included in Sonesta’s gross revenues under GAAP); and (iii) for TA, the sum of TA’s gross fuel margin, determined as TA’s fuel sales revenues less its cost of fuel sales, plus TA’s total non fuel revenues. In addition, the business management agreement with each Managed Operator provides that the compensation of senior executives of the Managed Operator, who are also employees or officers of RMR LLC, is the responsibility of the party to or on behalf of which the individual renders services. In the past, because at least 80.0% of each of these executives’ business time was devoted to services to the Managed Operator, 80.0% of these executives total cash compensation was paid by the Managed Operator and the remainder was paid by RMR LLC.

The business management agreements have an initial term (i) for Five Star and TA, ending on December 31, 2015 and (ii) for Sonesta, ending on December 31, 2016. The terms of these agreements automatically renew for successive one year terms, unless RMR LLC or the applicable Managed Operator gives notice of non-renewal before the expiration of the applicable term. Also, a Managed Operator may terminate its business management agreement at any time (i) for Five Star and TA, on 60 days’ notice and RMR LLC may terminate such agreements at any time on 120 days’ notice and (ii) for Sonesta, on 30 days’ notice and RMR LLC may terminate its agreement with Sonesta on 30 days’ notice. If Five Star or TA terminates or elects not to renew its agreement, other than for cause as defined in each agreement, the Managed Operator is obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.

Each Managed Operator has agreed to indemnify RMR LLC, its members, officers, employees and affiliates against liabilities relating to acts or omissions of RMR LLC with respect to the provision of services by RMR LLC, except to the extent such provision was in bad faith or was grossly negligent. In addition, each agreement provides that any disputes, as defined in those agreements, arising out of or relating to the agreement or the provision of services pursuant thereto, upon the demand of a party to the dispute, shall be subject to mandatory arbitration in accordance with procedures provided in the agreement.

Our Advisory Agreement with RIF

RMR Advisors is party to an investment advisory agreement with RIF pursuant to which it provides RIF with a continuous investment program, makes day to day investment decisions and generally manages the business affairs of RIF in accordance with its investment objectives and policies. RMR Advisors is compensated pursuant to that agreement at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares plus the principal amount of any borrowings evidenced by notes, commercial paper or other similar instruments issued by RIF. The agreement continues from year to year or for such longer term as may be approved by RIF’s board of trustees, as permitted by the Investment Company Act of 1940, as amended, or the Investment Company Act. So long as required by the Investment Company Act, the agreement is terminable by RIF on 60 days’ notice and automatically in the event of an assignment, as defined in the Investment Company Act.

Our Management Agreements with AIC and RMR Trust

RMR LLC provides business management services to AIC for a fee calculated as 3.0% of the total premiums paid for insurance arranged by AIC.

RMR LLC also provides business and property management services to our controlling shareholder, RMR Trust, for which it receives, depending upon the services provided, a business management fee, payable monthly in arrears, in an amount equal to 0.6% of RMR Trust’s revenues from all sources reportable under GAAP, a property management fee in an amount equal to 3.0% of rents collected from managed properties and a construction supervision fee in an amount equal to 5.0% of the cost of any construction, renovation or repair activities at the managed properties, other than ordinary maintenance and repairs.

Our Organizational Structure

(In this “Business—Our Organizational Structure” section, the words, “we,” “our” and “us” refer solely to RMR Inc.)

We were incorporated in Maryland on May 28, 2015 in contemplation of the transaction, described below, in which, among other things, the Managed REITs acquired 15,000,000 Class A Common Shares.  We refer to this transaction in this annual report as the Up-C Transaction.  For more information about the Up-C Transaction, please see Note 6, Related Party Transactions included in the audited consolidated financial statements included in this annual report. We are a holding company; substantially all of our business is conducted by RMR LLC, we have no employees and the personnel and various services we require to operate are provided to us by RMR LLC.

We own a 51.6% economic interest in RMR LLC, a company founded in 1986 to manage real estate related businesses. Prior to the Up-C Transaction, RMR LLC was 100% owned by RMR Trust, which is wholly owned by our Founders. We are the sole managing member of RMR LLC and, in that capacity, we operate and control the business and affairs of RMR LLC.  RMR Advisors and RMR Int’l are wholly owned subsidiaries of RMR LLC.

On December 14, 2015, the Managed REITs completed the distribution of approximately half of the 15,000,000 Class A Common Shares they acquired in the Up-C Transaction to holders of their respective common shares.  The diagram below depicts our organizational structure immediately after completion of that distribution. Additional information concerning the Up-C Transaction is included in the Company’s definitive proxy statement to be filed for our 2016 annual meeting of shareholders.

*441,056 Class A Common Shares were distributed to GOV as a shareholder of SIR and were retained by GOV.  These shares are included in the Class A Common Shares owned by the Managed REITs after the Distribution (and not included in the Class A Common Shares owned by the Managed REITs’ shareholders).

** As of September 30, 2015, RMR Trust owned 761,781 common shares of GOV (1.1 % of outstanding), 1,672,783 common shares of HPT (1.1% of outstanding), 1,483,898 common shares of SIR (1.7% of outstanding) and 2,550,019 common shares of SNH (1.1% of outstanding).

†Indirect economic interests in RMR LLC held through RMR Inc. are subject to RMR Inc.'s liabilities including liabilities to RMR Trust under the Tax Receivable Agreement.

The RMR LLC Operating Agreement

The operating agreement of RMR LLC, or the LLC Operating Agreement, governs the operations of RMR LLC and the rights and obligations of its members. The material terms of the LLC Operating Agreement are summarized below. The summary does not purport to be complete and is subject to, and qualified in its entirety by, reference to the actual agreement, a copy of which is filed or incorporated as an exhibit to this annual report.

Governance

Through our status as the managing member of RMR LLC, we exercise control over RMR LLC and are responsible for all operational and administrative decisions of RMR LLC and the day to day management of RMR LLC’s business. No other members of RMR LLC, in their capacity as such, have any authority or right to control the management of RMR LLC or to bind it in connection with any matter except that members of RMR LLC generally have voting rights in connection with (i) the transfer by us of our managing member interest in RMR LLC, (ii) the dissolution of RMR LLC and (iii) amendments to the LLC Operating Agreement. If RMR LLC proposes to engage in a material transaction, including a merger, consolidation or sale of substantially all of its assets, we, as the managing member of RMR LLC, have the power and authority to approve or prevent such a transaction; provided, however, we may not transfer all or any portion of our interest in RMR LLC without the majority consent of the non‑managing members of RMR LLC. Currently we and RMR Trust are the only members of RMR LLC.

Distributions by RMR LLC to its members

Pursuant to the LLC Operating Agreement, we determine when distributions will be made to the members of RMR LLC and the amount of any such distributions, except that RMR LLC is required by the LLC Operating Agreement to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the assumed tax liabilities of the members and in connection with a dissolution of RMR LLC.

Members of RMR LLC, including us, incur U.S. federal, state and local income taxes on their allocable share of any net taxable income of RMR LLC. Net profits and net losses of RMR LLC are generally allocated to its members pro rata in accordance with the percentage interest of the units they hold. In accordance with the LLC Operating Agreement, we cause RMR LLC to make cash distributions to its members for purposes of funding their tax obligations in respect of the income of RMR LLC that is allocated to them. Generally, these tax distributions are computed based on our estimate of the net taxable income of RMR LLC allocable to the member multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal and state income tax rate prescribed for an individual or corporation (taking into account the nondeductibility of certain expenses and the character of our income). Additional amounts may be distributed to us if needed to meet our tax obligations and our obligations pursuant to the Tax Receivable Agreement.

We are not permitted to cause RMR LLC to make distributions that would render it insolvent. All distributions from RMR LLC are made to the members of RMR LLC pro rata in accordance with the percentage economic interest of the units they hold.

Coordination of RMR Inc. and RMR LLC

Under the LLC Operating Agreement, RMR LLC is permitted to issue additional units from time to time provided that they are substantially equivalent to additional equity securities issued from time to time by us. RMR LLC is generally restricted from issuing additional units to us unless (i) (A) the additional units are (x) class A membership units issued in connection with an issuance of our Class A Common Shares, (y) class B membership units issued in connection with an issuance of our Class B‑1 Common Shares or (z) units issued in connection with an issuance of our equity securities where the units and equity securities being issued have substantially the same rights (other than voting rights), restrictions, limitations as to distributions, qualifications and terms and conditions of redemption, and (B) we contribute to RMR LLC the cash proceeds or other consideration we receive (less amounts for which we are permitted to be reimbursed under the LLC Operating Agreement), if any, in connection with the issuance or (ii) the additional units are issued upon the conversion, redemption or exchange of debt, units or other securities issued by RMR LLC.

At any time we issue any equity securities, we have agreed to contribute to RMR LLC the net proceeds, if any, we receive in the connection with the issuance, less amounts (issuance costs, underwriting discounts, etc.) for which we are permitted to be reimbursed under the LLC Operating Agreement. In exchange for the contribution, RMR LLC has agreed to issue to us (i) in the case of an issuance of Class A Common Shares, an equivalent number of class A membership units, (ii) in the case of an issuance of Class B‑1 Common Shares, an equivalent number of class B membership units or (iii) in the case of an issuance of any other type of equity securities, an equivalent number of units of RMR LLC with substantially the same rights (other than voting rights), restrictions, limitations as to distributions, qualifications and terms and conditions of redemption.

Conversely, if we redeem or repurchase any of our equity securities, RMR LLC will, immediately prior to the redemption or repurchase, redeem or repurchase, upon the same terms and for the same price, an equal number of (i) in the case of a redemption or repurchase of Class A Common Shares, class A membership units held by us, (ii) in the case of a redemption or repurchase of Class B‑1 Common Shares, class B membership units held by us or (iii) in the case of a redemption or repurchase of any other type of our equity securities, equity securities of RMR LLC held by us with substantially the same rights (other than voting rights), restrictions, limitations as to distributions, qualifications and terms and conditions of redemption, as the equity securities are redeemed or repurchased.

The LLC Operating Agreement restricts us and RMR LLC from subdividing or combining our or its outstanding equity securities without the other making an identical subdivision or combination, as the case may be, of its corresponding outstanding equity.

If, at any time, any of our equity securities are converted or exchanged into other equity securities, in whole or in part, then a number of the corresponding membership units of LLC held by us equal to the number of equity securities being so converted or exchanged shall automatically be converted or exchanged, as the case may be, into that same number of membership units of LLC that correspond to the number of equity securities issued in such conversion or exchange.

The class A membership units not held by us and our Class B‑2 Common Shares constitute “paired interests.” If RMR LLC issues additional class A membership units to someone other than us, we have agreed to issue to that member an equivalent number of our Class B‑2 Common Shares. Each Class B‑2 Common Share entitles the holder to ten votes per share, and, accordingly, the issuance of additional Class B‑2 Common Shares would have a significant dilutive effect on the voting power of the then current holders of our Class A Common Shares.

Redemption rights of holders of class A membership units

Holders of class A membership units, other than us, may cause RMR LLC to redeem their class A membership units for Class A Common Shares on a one for one basis. At our option, we may elect to pay cash in lieu of Class A Common Shares for some or all of such redeemed class A membership units; the amount of the alternative cash payment will be based on the market price of the Class A Common Shares as determined pursuant to the LLC Operating Agreement. For each class A membership unit redeemed, we will automatically redeem the corresponding Class B-2 Common Share comprising the “paired interest” for no additional consideration.

Transfers of membership units of RMR LLC

Membership units of RMR LLC are generally subject to restrictions on transfer in accordance with the terms of the LLC Operating Agreement. Under the LLC Operating Agreement, we may not transfer any of our membership units of LLC without the majority consent of the non‑managing members of RMR LLC. Under the LLC Operating

Agreement, class A membership units and Class B‑2 Common Shares comprising “paired interests” may be transferred to a permitted transferee, including our Founders, qualified employees, the immediate family members of our Founders or qualified employees, any of their respective lineal descendants or any entity controlled by RMR Trust or an individual named above. In addition, class A membership units and Class B‑2 Common Shares comprising “paired interests” may be transferred by the creation of certain security interests, by will or pursuant to the laws of descent and distribution or in any transfer approved in advance by our Board of Directors.

Indemnification and exculpation

Under the LLC Operating Agreement, RMR LLC has agreed to indemnify, to the maximum extent permitted by Maryland law, the current or former members of RMR LLC, executive officers or directors (or equivalent) of us or RMR LLC, and current or former executive officers or directors (or equivalent) of us or RMR LLC serving at our request as an executive officer or director (or equivalent) of another corporation, partnership, joint venture, limited liability company, trust or other entity, except in respect of a matter for which (i) there has been a final and non‑appealable judgment entered by a court or arbitration panel of competent jurisdiction determining that, in respect of the matter, the indemnified person actually received an improper benefit or profit in money, property, or services or (ii) there has been a final, non‑appealable judgment or adjudication adverse to the person entered by a court or arbitration panel of competent jurisdiction in a proceeding based on a finding in the proceeding, in respect of the matter, that the person’s action or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.

Except as otherwise expressly provided in the LLC Operating Agreement or in any written agreement, the LLC Operating Agreement provides that we, our affiliates and executive officers, the tax matters partner of RMR LLC and the executive officers of RMR LLC will not be liable to RMR LLC or to any non‑managing member of RMR LLC for any act or omission performed or omitted by or on behalf of (i) us, in our capacity as the sole managing member of RMR LLC, (ii) our affiliate, in its, his or her capacity as such, (iii) the tax matters partner, in its capacity as such, or (iv) an executive officer of RMR LLC, in his or her capacity as an officer of RMR LLC, except that the limitation of liability will not apply to limit the liability of a person in respect of a matter if (a) there has been a final, non‑appealable judgment entered by a court or arbitration panel of competent jurisdiction determining that, in respect of the matter, the person actually received an improper benefit or profit in money, property, or services or (b) there has been a final, non‑appealable judgment or adjudication adverse to the person entered by a court or arbitration panel of competent jurisdiction in a proceeding based on a finding in the proceeding, in respect of the matter, that the person’s action or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.

Dissolution

RMR LLC may be dissolved only upon the occurrence of certain events specified in the LLC Operating Agreement, including the approval of the managing member of RMR LLC and the unanimous approval of the members of RMR LLC that then hold any units with voting rights.

Allocation of management and advisory fees

Under the LLC Operating Agreement, RMR LLC has agreed to pay RMR Trust, the sole member of RMR LLC prior to the Up‑C Transaction, all fees paid to RMR LLC for business management, property management or advisory services provided prior to the effective time of the Up‑C Transaction, including the pro rata portion of any incentive management fee that RMR LLC receives pursuant to any business management agreement with a Managed REIT in respect of measurement periods ending after the Up-C Transaction which include periods before the Up-C Transaction. RMR Trust has agreed to pay or reimburse RMR LLC for all liabilities, costs and expenses of RMR LLC in respect of such services.

Tax Receivable Agreement

Pursuant to the Up‑C Transaction, we purchased class A membership units from RMR Trust. In the future, additional class A membership units may be redeemed by RMR Trust for our Class A Common Shares or cash. We expect that, as a result of both this initial purchase and any future redemptions of class A membership units for our Class A Common Shares or cash, the tax basis of the assets of RMR LLC attributable to our interests in RMR LLC will be increased. These increases in the tax basis of the assets of RMR LLC attributable to our interests in RMR LLC would not have been available to us but for this initial purchase and future redemptions of class A membership units for Class A Common Shares or cash. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we would otherwise be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those capital assets. The IRS may challenge all or part of these tax basis increases, and a court might sustain such a challenge.

We and RMR LLC have entered into the Tax Receivable Agreement with RMR Trust, the material terms of which are summarized below. This summary of the Tax Receivable Agreement does not purport to be complete and is subject to, and qualified in its entirety by, reference to the actual agreement, a copy of which is filed or incorporated as an exhibit to this annual report.

The Tax Receivable Agreement provides for the payment by us to RMR Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of (a) the increases in tax basis attributable to our dealings with RMR Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of this Tax Receivable Agreement. We expect to benefit from the remaining 15.0% of cash savings, if any, in income tax that we realize. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing our income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of RMR LLC as a result of our purchase of RMR LLC class A membership units and the future redemptions, if any, and had we not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement commenced on June 5, 2015 and will continue until all such tax benefits have been utilized or expired, unless the Tax Receivable Agreement is terminated upon a change of control or upon certain breaches of the agreement that we fail to cure in accordance with the terms of the agreement.

RMR Trust will not reimburse us for any payments made under the Tax Receivable Agreement. As a result, in certain circumstances, we may make payments to RMR Trust under the Tax Receivable Agreement in excess of our cash tax savings. While the amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of redemptions, the price of our Class A Common Shares at the time of the redemption, the extent to which such redemptions are taxable and the amount and timing of our income, we expect that, as a result of the size of the increases of the tangible and intangible assets of RMR LLC attributable to our interests in RMR LLC, during the expected term of the Tax Receivable Agreement, the payments that we may make to RMR Trust could be substantial. Payments made under the Tax Receivable Agreement are required to be made within 80 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the redeeming holders of class A membership units, we do not expect the cash payments to have a material impact on our liquidity.

The Tax Receivable Agreement provides that, upon certain changes of control and certain breaches of the agreement that we fail to cure in accordance with the terms of the agreement, our obligations with respect to exchangeable class A membership units will be accelerated. In those circumstances, our obligations under the Tax Receivable Agreement would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits described in the Tax Receivable Agreement, and that any class A membership units that have not been redeemed will be deemed redeemed for the market value of our Class A Common Shares at the time of the change of control or breach, as applicable. It is possible, in these circumstances, that the cash tax savings realized by us may be significantly less than the corresponding Tax Receivable Agreement payments.

Regulation

We and our Client Companies are subject to supervision and regulation by state, federal and non-U.S. governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions upon the ways in which we and our Client Companies do business including various requirements for public disclosure of our and their activities.

The Managed REITs have qualified and expect to continue to qualify to be taxed as real estate investment trusts under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the Managed REITs generally distribute 100.0% of their taxable income to avoid paying corporate federal income taxes; and as REITs, such companies must currently distribute, at a minimum, an amount equal to 90.0% of their taxable income. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status, including share ownership tests and assets and gross income composition tests. If a Managed REIT fails to continue to qualify as a REIT under Sections 856 through 860 of the Code in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on their taxable income at regular corporate tax rates. Even if a Managed REIT qualifies for taxation as a REIT, it may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.

Certain of our Client Companies own or operate healthcare and senior living properties. These companies are subject to numerous federal, state and local laws and regulation that are subject to frequent and material changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing laws. Some of the revenues received by these companies are paid by governmental programs which are also subject to periodic and material changes.

Certain of our Client Companies own and operate hotels and some provide dining, food and beverage services, including the sale of alcoholic beverages. The operation of such properties is subject to numerous regulations by various governmental entities.

TA is also required to comply with federal and state regulations regarding the storage and sale of petroleum and natural gas products and franchising of petroleum retailers. In addition, as a result of TA’s involvement in gaming operations, TA and certain of its subsidiaries are subject to gaming regulations in Illinois, Louisiana, Montana and Nevada; and because HPT owns TA properties where gaming occurs, HPT is also subject to gaming regulations in some of those jurisdictions.

RMR Advisors is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act. RMR Advisors provides investment advisory and administrative services to RIF. RIF is a closed end investment company registered under the Investment Company Act of 1940, as amended, or the Investment Company Act. These activities result in certain aspects of our asset management business being supervised by the SEC and requires our compliance with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations.

The ownership and operation of real estate properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Certain of our Client Companies own real estate and we may be responsible for compliance with some of these environmental protection laws.

Each of the Managed REITs, Five Star, TA and RMR Trust are shareholders of, and participate in a combined property insurance program through, AIC. We provide certain management and administrative services to AIC and are subject to insurance regulations in Indiana.

While we incur significant expense to comply with the various regulations to which we and our Client Companies are subject, we do not believe that existing statutes and regulations have had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.

Competition

Our growth will depend upon our ability to manage or assist the growth of our Client Companies and our ability to expand our services to new clients. The Managed REITs compete on a national and regional basis with many third parties engaged in real estate investment activities including other publicly traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. Five Star competes with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Sonesta competes with other hotel operators and franchisors. TA competes on a national and local basis with companies operating travel centers, as well as retailers operating in the convenience store and retail gas station industries. RMR Advisors competes with other mutual fund managers. We compete with other businesses in the real estate management and asset management businesses. Many of these competitors may have greater financial, technical, marketing and other resources than we or our Client Companies have. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital, greater business scale and enhanced operating efficiencies. Certain competitors may also be subject to different regulatory regimes or rules that may allow them more flexibility or better access to pursue potential investments and raise capital for themselves or their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessments or lower return thresholds, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities than we or our Client Companies. Our ability and the ability of our Client Companies to continue to compete effectively will depend in large part upon the ability to attract, retain and motivate employees and we and they regularly must compete with other companies to attract and retain employees.

Employees

As of September 30, 2015, RMR LLC employed over 400 real estate professionals in 25 offices throughout the United States, and the companies managed by RMR LLC collectively had over 50,000 employees. None of our employees are subject to collective bargaining agreements, but certain employees of our Client Companies are.

Internet Website

Our internet website address is www.rmrgroup.com. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. The information on or accessible through our website is not incorporated by reference into this annual report.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We expect to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an emerging growth company including the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act.

We will, in general, remain as an emerging growth company up to September 30, 2021. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we:

• have more than $1.0 billion in annual revenue in a fiscal year;
• issue more than $1.0 billion of non-convertible debt during the preceding three year period; or

• become a “large accelerated filer” as defined in Rule 12b-2 promulgated under the Exchange Act, which would occur after: (i) we have filed at least one annual report pursuant to the Exchange Act; (ii) we have been a company reporting with the SEC for at least 12 months; and (iii) the market value of our common shares that are held by non-affiliates equals or exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter.

Item 1A. Risk Factors

Our business is subject to a number of risks and uncertainties. Prospective investors should carefully consider the risks described below, together with all of the other information in this annual report. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Risks Related to Our Business

Substantially all of our revenues are derived from the provision of business and property management services to our Client Companies. The loss or failure of any of the Managed REITs or a decline in its business, assets or market capitalization could substantially reduce our revenues.

The fees paid to us by our Client Companies comprise substantially all our revenues. For the fiscal year ended September 30, 2015, the percentages of our total revenues earned from each of our Client Companies was as follows: GOV (15.0%), HPT (21.2%), SIR (16.7%), SNH (27.6%), Five Star (4.7%), Sonesta (1.0%), TA (7.4%), AIC (0.1%), RIF (1.2%) and RMR Trust (1.8%). Therefore, our ability to maintain and grow our revenues depends upon the ability of our Client Companies to maintain and grow their respective businesses. Reduced business activities by, or failure of, any of the Managed REITs or the termination of their management agreements with us would materially reduce our revenues and our profitability.

Our revenues depend in large part on the ability of our Client Companies to raise capital to invest in real estate assets or their other respective businesses and on the positive performance of the investments or businesses of our Client Companies, which are subject to a number of risks and uncertainties. See “—Risks Related to the Businesses of our Client Companies.” Our business management agreement with each Managed REIT provides for a base management fee which is based on the lesser of the historical costs of the Managed REIT’s assets under management or its total market capitalization, as defined in the business management agreement, and an incentive management fee which is based on the Managed REIT’s relative outperformance of a specified REIT total shareholder return index. As a result, the management fees we earn from a Managed REIT may increase or decrease as the Managed REIT acquires or disposes of real estate assets or its market capitalization increases or decreases. Further, our ability to earn incentive fees under our agreements with the Managed REITs will be primarily driven by their outperformance as compared with their respective peers, based on total stockholder return. The shareholder returns realized by a Managed REIT, its market capitalization and its ability to raise capital or make investments may be impacted by trends in the Managed REIT’s portfolio, the U.S. real estate industry generally, the Managed REIT’s industry specifically or other factors which are outside of our or its control. A severe or sustained decline in the market capitalization or business of a Managed REIT could significantly decrease the fees we earn from that Managed REIT. Similarly, the fees under our management agreements with the Managed Operators are based on a percentage of revenues (in the case of TA, gross fuel margin and non‑fuel revenues) earned by them. A material decline in the revenues of the Managed Operators may materially reduce our revenues. There can also be no assurance that we will maintain the level of revenues we have earned in the past under our management agreements with our Client Companies or that the amount of fees we receive will increase. It is possible that the revenues we earn will fluctuate significantly or materially decline.

Rising market interest rates may significantly reduce our revenues.

Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase and the increase may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell the common shares of the Managed REITs and which they may consider important in deciding whether to buy or sell our Class A Common Shares is the distribution rate with respect to such shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate before investing in our Class A Common Shares or in a Managed REIT or may sell our Class A Common Shares or the Managed REITs’ common shares and seek alternate investments with a higher distribution rate. Sales of our Class A Common Shares may cause the market value of such shares to decline. Sales of common shares of the Managed REITs may cause a decline in the market prices of such shares which reduces the market capitalizations and total shareholder returns of the Managed REITs, which, in turn, may materially reduce the fees we earn under our business management agreements with them. Moreover, an increase in interest rates could raise borrowing costs for our Client Companies, negatively impact their access to capital to fund future growth and reduce their total shareholder returns, which may materially reduce the fees we earn under our business management agreements with them.

Our management agreements with our Client Companies are subject to termination, and any such terminations could have a material adverse effect on our business, results of operations and financial condition.

Our management agreements with our Client Companies may be terminated by a Client Company or by us in certain circumstances. Depending upon the circumstances of a termination, we may or may not be entitled to receive a termination fee. If any of our management agreements with a Client Company is terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of a management agreement with a Client Company, we may be unable to invest the after tax proceeds of the termination fee we receive to replace the lost revenues. The termination of our management agreements with any of our Client Companies could have a material adverse impact on our business, results of operations and financial condition.

The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the United States generally.

Our business and operations are significantly dependent on the commercial real estate industry, which in turn is impacted by general economic conditions in the United States. Commercial real estate markets in the United States were significantly negatively impacted during the recent recession. Although commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels, new challenges have arisen, including uncertain U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and increasing real estate development activities. Adverse conditions in the commercial real estate industry could harm our business and financial condition by limiting our and our Client Companies’ access to debt and equity capital and our and their ability to grow our and their businesses. If we do not increase the number of clients to which we provide services or if our Client Companies do not grow their businesses, our income may not grow and it may decline.

The asset management business is highly competitive.

Our business is highly competitive and our success will be determined by a variety of factors, including, without limitation, the following:

• other asset managers may have greater financial, technical, marketing and other resources and more personnel than our Client Companies and we do;
• our Client Companies may not perform as well as other companies, including companies managed by other asset managers;
• other asset managers and the companies that compete with our Client Companies may have access to more capital or access to capital at lower costs than our Client Companies and we do;

• other asset managers and the companies that compete with the Client Companies may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to acquire a wider variety of assets and a broader range of investments and as a result we and our Client Companies may grow our business less and slower than those competitors;

• there are few barriers to entry into the asset management business and new entrants will result in increased competition;
• other asset managers may have more scalable platforms and may operate more efficiently than we do;
• other asset managers may have better brand recognition than we have; and
• our competitors may from time to time recruit our employees away from us.

If we fail to compete effectively, our business, results of operations and financial condition may be materially adversely impacted.

Significant legal proceedings may adversely affect our results of operations or financial condition.

We and our clients are subject to the risk of litigation, derivative claims, securities class actions, regulatory and governmental investigations and other litigation including proceedings arising from investor dissatisfaction with the performance of our clients and our clients’ relationships with us and amongst themselves. If any claims were brought against us and resulted in a finding of substantial legal liability, the finding could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously adversely impact our business. Allegations of improper conduct by private litigants or regulators, regardless of veracity, may harm our reputation and adversely impact the ability of our Client Companies’ and us to grow our respective businesses.

If we cannot retain and motivate our key personnel and recruit, retain and motivate new key personnel, our business, results and financial condition could be adversely affected.

Our continued success depends to a great extent on our ability to retain and motivate our Founders and other key personnel and strategically to recruit, retain and motivate new talented personnel. However, we may not be successful in these efforts as the market for qualified employees in the asset management industry is extremely competitive. Historically we have not had employment agreements with our key employees and we have no present intention to enter into any. Our ability to recruit, retain and motivate our personnel is dependent on our ability to offer attractive compensation. There can be no assurance that we will have sufficient cash available to continue to offer our employees attractive compensation. In addition, we or our Client Companies may be unwilling to grant our employees significant equity awards in our business, and the value of any equity awards they receive may be lower than anticipated. Also, in order to recruit and retain existing and future personnel, we may need to increase the level of compensation that we pay to them, which may cause a higher amount of our revenue to be paid out in the form of compensation, which may have an adverse impact on our profits.

We depend on our Founders and other key personnel.

We depend on the efforts, skills, reputations and business contacts of our Founders and other key personnel. The extent and nature of the experience of our executive officers and of the relationships they have with real estate professionals and financial institutions, although not a guarantee of positive results, are critical to the success of our business. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flows and could impair our ability to maintain or grow assets under management in our Client Companies or otherwise maintain or grow our business.

We are subject to substantial regulation and numerous contractual obligations and internal policies and failure to comply with these provisions could have a material adverse effect on our business, financial condition and results of operations.

We are subject to substantial regulation and numerous contractual obligations and internal policies. We are subject to, or expect to be subject to, regulation by the SEC, the NASDAQ Stock Market LLC, or NASDAQ, and other federal, state and local or international governmental bodies and agencies or self regulatory organizations. We are also responsible for managing or assisting the regulatory aspects of our Client Companies, including compliance with applicable REIT rules and, in the case of RIF, the Investment Company Act. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. These regulations are extensive, complex and require substantial management time and attention. Our failure to comply with any of the regulations, contractual obligations or policies may subject us to extensive investigations, as well as substantial penalties, and our business and operations could be materially adversely affected.

Our lack of compliance with applicable law could result in, among other things, our inability to enforce contracts, our default under contracts (including our management agreements with our Client Companies) and our ineligibility to contract with, and receive revenue from, governmental authorities and agencies, our Client Companies or other third parties. We have numerous contractual obligations with which we must comply on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We have established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. These internal policies may not be effective in all regards; and, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees and tenants and lease data.

We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant, customer and vendor information, such as individually identifiable information relating to financial accounts. Although we take various actions to protect the security of the data maintained in our information systems, it is possible that our security measures will not prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break‑ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

One of our subsidiaries, RMR Advisors, is registered with the SEC as an investment adviser under the Investment Advisers Act. Compliance with laws and regulations applicable to registered investment advisors is complex and RMR Advisors’s failure to do so may adversely impact our business.

Our subsidiary, RMR Advisors, is registered with the SEC as an investment adviser under the Investment Advisers Act. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including compliance, record keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also owe fiduciary duties to their clients. These regulatory and fiduciary obligations may result in increased costs or otherwise adversely impact our business. If RMR Advisors fails to meet its compliance and fiduciary obligations under the Investment Advisers Act, it may be subject to litigation, regulatory investigations and enforcement actions, fines and penalties, or it may be unable or no longer permitted to provide investment advisory services to RIF or other clients.

Employee misconduct could harm us by subjecting us to significant legal liability, reputational harm and loss of business.

There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our authority over the companies and assets we manage. The violation of these obligations and standards by any of our employees may adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees improperly use or disclose confidential information, we and the concerned client could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected, and such conduct might rise to the level of a default that would permit a Client Company to terminate its management agreements with us for cause and without paying us a termination fee, which could materially adversely affect our business, results of operations and financial condition.

RMR LLC’s required quarterly tax distributions may limit our ability to implement our business or pursue growth opportunities.

The LLC Operating Agreement requires RMR LLC to make certain pro rata distributions to each member of RMR LLC, including RMR Inc., quarterly on the basis of the assumed tax liabilities of the members. From time to time, RMR LLC’s cash flows from operations may be insufficient to enable it to make required minimum tax distributions to its members. RMR LLC may have to borrow funds or sell assets, and thereby materially adversely affect our liquidity and financial condition. Further, by making cash distributions rather than investing that cash in our businesses, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise. In such event, we may not be able to implement our business and growth strategy to the extent intended. In addition, we may have to borrow additional amounts to fund our operations or make capital expenditures, in which case our borrowing costs would increase and our liquidity would be negatively impacted.

We may incur costs in excess of our expectations as an independent public company.

We are a new public company. We may incur costs and expenses greater than those we anticipated as a result of becoming a publicly owned company. These increased costs and expenses may arise from various factors, including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act and the Investment Advisers Act), tax administration, and legal and human resources related functions. There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our shareholders or any distributions at all.

Risks Related to the Businesses of our Client Companies

Risks associated with our Client Companies’ businesses generally could adversely affect their respective abilities to grow, generate revenue and pay management fees to us and, thereby, adversely affect our business.

We have presented in this annual report historical fees that we have earned from our clients. The historical fees earned from our clients, including those presented in this annual report, should not be considered as indicative of the future results of our Client Companies or of our future results. The risks associated with each of the Client Companies’ businesses could adversely affect its ability to carry out its business plans and objectives, and, as a result, could adversely impact its ability to pay us our management fees or cause the amounts of those fees to decline. We may experience difficulty replacing the revenue we lost when our management agreements with EQC were terminated. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—OVERVIEW—REITs.”

Risks to our Client Companies include, but are not limited to, the following:

• the Managed REITs face competition for tenants at substantially all of their properties and competing properties may be more attractive to tenants;

• our Client Companies face significant competition for investment opportunities from other real estate investors, some of which have greater financial resources, including publicly traded REITs, non‑traded REITs, insurance companies, banking firms, private institutional funds, hedge funds, private equity funds and other investors;

• rising interest rates may increase operating costs, reduce the value of properties and make raising capital difficult for our Client Companies;

• changing general economic and financial market conditions could significantly reduce the value of the real estate and other investments of our Client Companies and reduce the amounts earned on those investments;

• changes in investor preferences or market conditions could limit our Client Companies’ ability to raise capital to properly maintain their properties and operations or make new investments;

• shareholder activism, complaints about management strategies and structures, corporate governance and other matters may divert management attention and be disruptive to the operation of our Client Companies;

• changes in tax laws, regulation or accounting rules may make certain types of investments by our Client Companies less valuable;
• our Client Companies are exposed to environmental, building and other laws, natural disasters and other factors beyond their control as a result of their ownership of real estate;

• our Client Companies have significant investments in certain types of assets, such as hotels, senior living communities, healthcare properties, travel centers and convenience stores, and market changes which impact these specific types of assets (e.g., new competition for short term accommodations, changes in Medicare and Medicaid rates and fuel efficiency improvements) may adversely impact certain of the Client Companies’ ability to maintain or grow their business;

• a  Managed REIT’s failure to continue to qualify as a REIT would subject it to federal income tax and reduce cash available for distributions to its shareholders, adversely impacting its ability to raise capital and operate its business; and

• complying with REIT requirements may cause the Managed REITs to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

Some of our Client Companies are SEC registrants and file reports with the SEC as required by the Exchange Act. A discussion of the businesses and the risks associated with the businesses of our Client Companies that are SEC registrants is disclosed in the reports filed by our Client Companies, including in the section captioned “Risk Factors” in each of the Managed REITs’, Five Star’s and TA’s annual report on Form 10‑K for the year ended December 31, 2014. Copies of these reports are available at the SEC’s website, www.sec.gov.

Risks Related to Our Securities

A trading market that provides adequate liquidity may not develop or be sustained for our Class A Common Shares and the market price of our Class A Common Shares may fluctuate widely.

The majority of the securities representing the economic interest in our business are currently held by RMR Trust and the Managed REITs and have not been registered for public sale. Our public float represents only about 22.8% of the economic interest in RMR LLC, which may adversely impact trading in our Class A Common Shares. There can be no assurance that an active trading market for our Class A Common Shares will develop or be sustained in the future.

The market price of our Class A Common Shares may fluctuate widely, depending upon many factors, some of which are beyond our control, including, but not limited to, the following:

• a relatively thin trading market for our Class A Common Shares could cause trades of small blocks of shares to have a significant impact on the price of our Class A Common Shares;
• our quarterly or annual earnings, or those of other comparable companies;
• actual or anticipated fluctuations in our operating results;
• changes in accounting standards, policies, guidance, interpretations or principles;
• announcements by us, our Client Companies or our competitors of significant investments, acquisitions or dispositions;
• the failure of securities analysts to cover our Class A Common Shares;
• changes in earnings estimates by securities analysts or our ability to meet those estimates;
• the operating and stock price performance of other comparable companies;
• overall market fluctuations; and

• general economic conditions.

Stock markets in general often experience volatility that is unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our Class A Common Shares. Our shareholders may not be able to resell their Class A Common Shares following periods of volatility because of the market’s adverse reaction to volatility.

Substantial sales of the Class A Common Shares may occur following the Distribution which could cause the market price of our Class A Common Shares to decline.

It is possible that many of the Managed REITs’ shareholders will sell the Class A Common Shares they received in the Distribution in the public market because our business profile or market capitalization does not fit their investment objectives, because our Class A Common Shares are not included in certain indices or for other reasons. The sales of significant amounts of the Class A Common Shares or the perception in the market that this will occur may result in the lowering of the market price of our Class A Common Shares. We can offer no assurance that the Managed REITs’ shareholders will continue to hold the Class A Common Shares they receive.

The reduced disclosure requirements applicable to us as an “emerging growth company” may make our Class A Common Shares less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, or the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company until to September 30, 2021. If some investors find our Class A Common Shares less attractive as a result of the exemptions available to us as an emerging growth company, there may be a less active trading market for our Class A Common Shares and the trading price of our Class A Common Shares may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions. We cannot predict if investors will find our Class A Common Shares less attractive because we rely on the JOBS Act exemptions.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. We have elected not to opt out of the extended transition period, which means that when a financial accounting standard is issued or revised and it has different application dates for public or private companies, as an emerging growth company, we can adopt the new or revised standard at the time private companies adopt the new or revised standard. This transition period may make comparison of our financial statements with those of another public company which either is not an emerging growth company or is an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

As a public company, we incur significant costs to comply with the laws and regulations affecting public companies which could harm our business and results of operations.

We are a new public company. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. These rules and regulations increase our legal, accounting and financial compliance costs and make some activities more time consuming and costly, particularly after we cease to be an emerging growth company. For example, these rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers. Our management team and other personnel devote a substantial amount of time to these and other compliance initiatives and we may not successfully or efficiently manage our transition to becoming a public company. To comply with the requirements of being a public company, including the Sarbanes-Oxley Act, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff, which would require us to incur additional expenses and harm our results of operations.  In addition, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may also need to hire more employees in the future in order to comply with these requirements, which may increase our costs and expenses.

Our shareholders’ percentage ownership in us may be diluted in the future.

Our shareholders’ percentage ownership in us may be diluted in the future because of our future issuance of equity or equity linked securities and our grant of equity awards to our directors, executive officers and employees.

Our dividend policy is subject to change.

Subject to applicable law, RMR Inc. currently plans to pay a regular quarterly cash dividend initially equal to $0.25 per share ($1.00 per share per year) to holders of its Class A Common Shares. We expect that our first dividend declared after the Distribution will be a dividend of $0.2993 per Class A Common Share, which represents a dividend of $0.25 per Class A Common Share for the quarter ending March 31, 2016 plus a pro rata dividend in respect of the period from and including the Distribution Date through and including December 31, 2015 and that this dividend will be paid in the second calendar quarter of 2016. Holders of our outstanding Class B-1 Common Shares are entitled to receive the same dividends per Class B-1 Common Share as may be declared per outstanding Class A Common Share.

We are a holding company and our only material assets are our membership interests in RMR LLC. We intend to cause RMR LLC to make distributions to us in an amount that will be sufficient to cover dividends, if any, we declare. When RMR LLC makes such distributions, each other holder of class A membership units of RMR LLC will be entitled to receive pro rata distributions from RMR LLC on its class A membership units.

The declaration and payment of dividends to our shareholders will be at the discretion of our Board of Directors, which may change the distribution policy or discontinue the payment of dividends at any time. Any change in our dividend policy could have a material adverse effect on the market price of our Class A Common Shares.

Risks Related to Our Relationships with Our Founders and Our Client Companies

Our Founders control our voting power and our other shareholders will have less influence over our business than shareholders of most other publicly owned companies.

Substantially all of the voting power in RMR Inc. and a majority of the economic interest in RMR LLC is held by RMR Trust, an entity owned by our Founders. RMR Trust holds a combined 51.6% direct and indirect economic interest in RMR LLC and controls 91.4% of RMR Inc.’s voting power through its beneficial ownership of all of our outstanding Class B‑1 and Class B‑2 Common Shares, which entitle holders to ten votes per share. See “Business—Our Organizational Structure.” RMR Inc. serves as the managing member of RMR LLC. Accordingly, our Founders, through RMR Trust, hold majority control of RMR Inc.’s voting power and thereby control RMR LLC.

As a result of its voting control, RMR Trust is effectively able to determine the outcome of all matters requiring shareholder approval, including, but not limited to, election of our directors. RMR Trust is also able to cause or prevent a change of control of RMR Inc. and this voting control could preclude any unsolicited acquisition of RMR Inc. RMR Trust’s voting control could deprive our shareholders of an opportunity to receive a premium for their Class A Common Shares as part of a sale of us and may affect the market price of our Class A Common Shares.

Our management agreements with the Managed REITs may discourage our change of control.

Each Managed REIT may terminate its management agreements with us if we experience a change of control, as defined in those agreements, without payment of any termination fee. We may be unable to duplicate the long term management arrangements we have with each of the Managed REITs. For these reasons, the management agreements may discourage a change of control of us, including a change of control which might result in payment of a premium for our Class A Common Shares.

The registration of one of our subsidiaries under the Investment Advisers Act may discourage our change of control.

Our subsidiary, RMR Advisors, is registered as an investment advisor under the Investment Advisers Act. Any change in control of RMR Advisors, as defined in and interpreted pursuant to the Investment Advisers Act, would trigger a shareholder approval right by RIF shareholders under that Act. The need for approval of RIF’s shareholders may discourage a change of control of us, including a change of control which might result in payment of a premium for our Class A Common Shares.

RMR Trust’s and the Managed REITs’ ability to sell their respective ownership stakes in us and speculation about such possible sales may adversely affect the market price of our Class A Common Shares.

RMR Trust and the Managed REITs are not prohibited from selling some or all of our shares and may do so without approval by other shareholders of RMR Inc. RMR Trust also has the right to redeem its class A membership units for Class A Common Shares, for which we expect there will be a public market, or we may elect to pay cash instead of issuing more common shares. Speculation by the press, stock analysts, our shareholders or others regarding RMR Trust’s or any Managed REIT’s intention to dispose of our shares could adversely affect the market price of our Class A Common Shares. As long as a significant portion of our ownership is not trading in the public markets, the market price of our Class A Common Shares may be adversely impacted. Accordingly, our Class A Common Shares may be worth less than they would be if the Class A Common Shares owned by RMR Trust or the Managed REITs or which RMR Trust has a right to acquire were trading in the public markets.

The Up‑C Transaction and the agreements entered into as part of the Up‑C Transaction are among related parties, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up‑C Transaction.

Because of the relationships among us, our Founders and the Managed REITs, including that our Founders are the managing trustees of each Managed REIT and are our controlling shareholders, the executive officers of the Managed REITs are our officers and employees and we provide management services to the Managed REITs, the Up‑C Transaction and the agreements entered into as part of the Up‑C Transaction, including the amendment and extension of the management agreements to 20 year terms, are among related parties. When our Founders presented a proposal to the respective boards of trustees of the Managed REITs for a transaction that led to the Up‑C Transaction, the board of trustees of each Managed REIT formed a special committee comprised of its independent trustees and a joint special committee comprised of the independent trustees of the Managed REITs to evaluate and respond to the proposal. The joint special committee was advised by counsel and a financial advisor and the special committee of each Managed REIT was also advised by a separate financial advisor to assist in evaluating the proposal. The Up‑C Transaction was unanimously recommended by the joint special committee and approved by the special committee of each Managed REIT. Nonetheless, the Up‑C Transaction may not be on terms as favorable to us or the Managed REITs as it would have been if it was negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of the Managed REITs may challenge the Up‑C Transaction and the agreements entered into as part of the Up‑C Transaction. If such a challenge were to be successful, we might not realize the benefits we expect from the Up‑C Transaction. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up‑Transaction, whether or not the allegations have merit or are substantiated.

Our management responsibilities to each of our Client Companies and any future companies we may manage may give rise to actual, potential or perceived conflicts of interest.

Some of our Client Companies have overlapping investment objectives. Additionally, some of our Client Companies have material business relationships with each other that could give rise to conflicting interests. We anticipate that our Client Companies will acquire assets consistent with their investment objectives and that we identify for them. In so doing, we expect that our Client Companies may rely primarily on information we provide to them. While we and our Client Companies have policies and procedures in place that are intended to mitigate the risks of conflicts of interest, our allocation of investment opportunities, advice and commitments of our management team across our Client Companies might be perceived to favor one Client Company at the expense of another.

In addition to serving on our Board of Directors and executive team, at least one of our Founders also serves on the boards of each of our Client Companies. Many of the executive officers of our Client Companies are also our officers. These individuals may also hold equity positions in, or other positions with, us and our Client Companies. In addition, RMR Trust and some of our Client Companies participate in a combined insurance program through AIC and we and the Managed REITs, Five Star and TA participate in a combined directors and officers insurance program. These multiple responsibilities and varying interests could create competition for the time and efforts of RMR LLC and our Founders and actual, potential or perceived conflicts of interest may arise.

In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with our Founders and our Client Companies and the relationships among our Client Companies may precipitate such activities; and these activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention regardless of merit.

Risks Related to Our Organization and Structure

The historical consolidated financial information in this annual report may not permit current or prospective investors to predict our future results of operations.

We are a recently formed company and a new public company. Our historical consolidated financial information is comprised of the accounts of RMR LLC, RMR Advisors and RMR Intl and are presented as if these entities were wholly owned, operated and consolidated within a single legal entity. Accordingly, this financial information may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

In addition, the historical consolidated financial information in this annual report does not reflect all the added costs we will incur as a public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes‑Oxley Act. As a result of these matters, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business. For more information on our historical financial information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements included elsewhere in this annual report.

We are a “controlled company” within the meaning of the NASDAQ listing rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our shareholders will not have the same protections afforded to shareholders of companies that are subject to such requirements.

Our Founders, through their ownership of RMR Trust, hold more than 50.0% of the voting power of our shares eligible to vote. As a result, we are a “controlled company” under the NASDAQ listing rules. Under these rules, a company of which more than 50.0% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain listed company governance requirements, including the requirements that the board of directors be majority comprised of independent directors and that we have a compensation committee and a nominating and corporate governance committee composed entirely of independent directors. These exemptions do not modify the independence requirements for our audit committee, and we intend to comply with the applicable requirements of the SEC and NASDAQ with respect to our audit committee. Nonetheless, the fact that we intend to avail ourselves of some or all of these exceptions may cause our Class A Common Shares to trade at a lower price than if these protections were provided.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes‑Oxley Act or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and the market price of our Class A Common Shares may suffer.

Section 404 of the Sarbanes‑Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. We are an “emerging growth company” as defined in the JOBS Act, and therefore we currently may avail ourselves of certain exemptions from the Sarbanes‑Oxley Act. However, we will eventually be required to document and test our internal control procedures, our management will be required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors will be required to issue an opinion on their audit of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes‑Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investors may lose confidence in our reported financial results and the market price of our Class A Common Shares may decline.

Our rights and the rights of our shareholders to take action against our directors and officers are limited.

Our governing documents limit the liability of our directors and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our directors and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

• actual receipt of an improper benefit or profit in money, property or services; or
• active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.

Additionally, our governing documents require us to indemnify, to the maximum extent permitted by Maryland law, any of our present or former directors or executive officers who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. We also entered into separate agreements with our directors and executive officers providing for indemnification and advancement of expenses in addition to any rights such person may have under our governing documents.

As a result of these limitations on liability and indemnification obligations, we and our shareholders may have more limited rights against our present and former directors and officers than might exist with other companies, which could limit shareholder recourse in the event of actions which some shareholders may not believe are not in our best interest.

Our governing documents currently designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction the United States District Court for the District of Maryland, Baltimore Division as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our governing documents currently provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction the United States District Court for the District of Maryland, Baltimore Division will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a duty owed by any director, officer, manager or employee of ours to us or our shareholders; (iii) any action asserting a claim against us or any director, officer, manager or employee of ours arising pursuant to the Maryland General Corporation Law, our charter or bylaws brought by or on behalf of a shareholder; or (iv) any action asserting a claim against us or any director, officer, manager or employee of ours that is governed by the internal affairs doctrine. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and employees. Any person or entity purchasing or otherwise acquiring or holding any interest in our Class A Common Shares shall be deemed to have notice of and to have consented to the provisions of our governing documents described above, as they may be amended from time to time.

Disputes with our Founders and our Client Companies, and shareholder litigation against us or our directors and officers, may be referred to binding arbitration.

A number of our contracts with our Founders, RMR Trust and our Client Companies provide that any dispute arising under those contracts may be referred to binding arbitration. As a result, we and our shareholders may not be able to pursue litigation for these disputes in courts against our Founders, Client Companies, directors or officers. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

RMR Inc. is required to pay RMR Trust for certain tax benefits it claims as a result of the tax basis step up we receive as part of the Up‑C Transaction and future redemptions by RMR Trust for Class A Common Shares or for cash. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits RMR Inc. realizes.

In the Up‑C Transaction, RMR Inc. purchased class A membership units from RMR Trust. In the future, additional class A membership units may be redeemed by RMR Trust for Class A Common Shares or cash. See “Business—Our Organizational Structure—The LLC Operating Agreement—Redemption rights of holders of class A membership units.” Both the initial purchase and these additional redemptions may result in increases in our tax basis of our assets that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we otherwise would be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those assets. The IRS may challenge all or part of these tax basis increases, and a court might sustain such a challenge.

We have entered into the Tax Receivable Agreement with RMR Trust that provides for the payment by RMR Inc. to RMR Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. actually realizes as a result of (a) the increases in tax basis attributable to its dealings with RMR Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement. See “Business—Organizational Structure—Tax Receivable Agreement.” While the actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions, the price of our Class A Common Shares at the time of the redemption, the extent to which such redemptions are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of RMR LLC attributable to RMR Inc.’s interests in RMR LLC, during the expected term of the Tax Receivable Agreement, the payments that RMR Inc. makes to RMR Trust may be substantial.

RMR Trust generally will not reimburse RMR Inc. for any payments that may have been made under the Tax Receivable Agreement. As a result, in certain circumstances RMR Inc. could make payments to RMR Trust under the Tax Receivable Agreement in excess of cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income.

In addition, the Tax Receivable Agreement provides that, upon certain changes of control and certain breaches of the agreement that we fail to cure in accordance with the terms of the agreement, our obligations with respect to class A membership units will be accelerated. In those circumstances, our obligations under the Tax Receivable Agreement would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits described in the Tax Receivable Agreement, and that any class A membership units that have not been redeemed will be deemed redeemed for the market value of the Class A Common Shares at the time of the change of control or breach, as applicable. Consequently, it is possible, in these circumstances, that the actual cash tax savings realized by RMR Inc. may be significantly less than the corresponding Tax Receivable Agreement payments.

Our governing documents permit our directors and officers, our Client Companies and RMR Trust to retain corporate opportunities for their own benefit.

Under RMR Inc.’s governing documents and RMR LLC’s operating agreement, no director or officer of ours who is also serving as an officer, employee or agent of a Client Company, RMR Trust or any of RMR Trust’s affiliates is required to present, communicate or offer any business opportunity to us, and that such person shall have the right to hold any business opportunity for themselves or transfer it to any other person to the maximum extent permitted by Maryland law. If any of these persons fail to present an opportunity to us or takes the opportunity for themselves, to the maximum extent permitted under Maryland law they will not be liable to us. We have renounced all potential interest or expectation in certain business opportunities which may fit our growth objectives in the future or otherwise have value to us. These opportunities may be directed to the Client Companies or other persons or entities with which we have no relationship. Additionally, under our governing documents, our directors, officers, employees and agents are permitted to engage in other business activities that are similar to, or even competitive with, our own. If such persons engage in competitive business activities, we may have no remedy under our governing documents in these circumstances.

Our governing documents do not limit our ability to enter into new lines of businesses and doing so may result in additional risks and uncertainties in our businesses.

Our governing documents do not limit our business to the management of commercial real estate assets or businesses related thereto. Accordingly, we may pursue other business initiatives. To the extent we enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with: (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities competently or profitably; (iii) combining or integrating operational and management systems and controls; and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in non‑U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. Our strategic initiatives may include joint ventures or partnerships, in which case we will be subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

Our only material asset is our interest in RMR LLC and we are accordingly dependent upon distributions from RMR LLC to pay our taxes and expenses.

RMR Inc. is organized as a holding company of RMR LLC and its only material assets are its limited liability company membership units of RMR LLC. RMR Inc. has no independent means of generating revenue. Pursuant to the agreements RMR Inc. entered into with RMR LLC in the Up‑C Transaction, RMR Inc., as the managing member of RMR LLC, intends to cause RMR LLC to make distributions in an amount that is at least sufficient to cover applicable taxes payable by its members, other expenses and dividends, if any, declared by us.

Deterioration in the financial condition, earnings or cash flow of RMR LLC for any reason could limit or impair its ability to pay such distributions to us. Additionally, to the extent that RMR Inc. requires funds and RMR LLC is restricted from making such distributions under applicable law or regulation or under the terms of financing or other arrangements, or is otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties

Our principal executive offices are located at Two Newton Place, 255 Washington Street, Newton, MA 02458-1634. These offices are leased from an affiliate of RMR Trust pursuant to a ten year lease agreement. A copy of the lease is attached or incorporated as an exhibit to this annual report.

We also lease other ancillary and local office space from RMR Trust, from certain Managed REITs and from third parties. We consider these leased premises suitable and adequate for our business. For more information about our leased facilities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” and Note 6, Related Party Transactions included in the audited consolidated financial statements included in this annual report.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Shares are currently traded on the NASDAQ (symbol: RMR). There was no publicly traded market for our Class A Common Shares during the periods covered by this annual report. There is no publicly traded market for our Class B-1 Common Shares or our Class B-2 common shares, all of which are held by RMR Trust.

The Distribution was completed on December 14, 2015.

As of December 16, 2015 there were 3,976 shareholders of record of our Class A Common Shares.

Our Dividend Policy

On November 13, 2015 we declared a dividend to the shareholders of record of our Class A Common Shares and Class B-1 Common Shares as of November 25, 2015, in the amount of $0.5260 per Class A Common Share and Class B-1 Common Share, or $8,416.  We paid this dividend on December 15, 2015.  This dividend represents a pro rata dividend of $0.25 per share per quarter for the period from June 5, 2015, the date the Managed REITs acquired an interest in us, to December 14, 2015, the Distribution Date.

We intend to pay a quarterly cash dividend initially equal to $0.25 per Class A Common Share ($1.00 per share per year). We expect that our first dividend declared after the Distribution will be a dividend of $0.2993 per Class A Common Share, which represents a dividend of $0.25 per share for the quarter ending March 31, 2016 plus a pro rata dividend in respect of the period from and including the December 14, 2015 Distribution Date through and including December 31, 2015. We intend to pay these dividends in the following quarter. Any dividends we pay will be funded by distributions made to us by RMR LLC.

Holders of our outstanding Class B-1 Common Shares are entitled to receive the same dividends per Class B-1 Common Share as may be declared per outstanding Class A Common Share.

The declaration and payment of any dividends will be at the discretion of our Board of Directors, which may change our distribution policy or discontinue the payment of dividends at any time. The declaration of dividends by our Board of Directors will depend upon many factors, including our financial condition, earnings, cash flows, cash and capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, the payment of distributions to us by RMR LLC, applicable law and other considerations that our Board of Directors deems relevant.

We are a holding company and our only material assets are our membership interests in RMR LLC. We intend to cause RMR LLC to make distributions to us in an amount that will be sufficient to cover dividends, if any, we declare. When RMR LLC makes such distributions, each other holder of class A membership units will be entitled to receive pro rata distributions from RMR LLC on its class A membership units.

Recent Sales of Unregistered Securities

As part of the Up-C Transaction on June 5, 2015, RMR Inc. issued an aggregate 15,000,000 Class A Common Shares, 1,000,000 Class B-1 Common Shares and 15,000,000 Class B-2 Common Shares. Each Class B-1 Common Shares is convertible at any time into one Class A Common Share at the option of the holder. For additional information concerning the Up-C Transaction and our relationships with the companies we currently manage, see Note 6, Related Party Transactions included in the audited consolidated financial statements included in this annual report. These shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in this annual report. The selected historical consolidated financial information and other data includes the accounts of RMR Inc. or its predecessors.  Information for periods prior to the Up-C Transaction are presented as if our predecessor entities, which were not then owned by a single entity, were wholly owned within a single legal entity.

The selected historical consolidated financial information as of September 30, 2015 and 2014 and for each of the three years in the period ended September 30, 2015 has been derived from the audited consolidated financial statements appearing elsewhere in this  annual  report.  We derived the selected historical financial data as of and for the year ended September 30, 2012 and 2011 from our unaudited consolidated financial statements which are not included in this annual  report. The unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements and include all normal and recurring adjustments that we consider necessary for a fair presentation of the financial position and operating results for these periods.

 The selected historical consolidated financial information below do not reflect what our results of operations and financial position would have been if we had operated as a stand alone company during all periods presented. In addition, this historical information should not be relied upon as an indicator of future performance.  Amounts are in thousands, except per  share data.

	Fiscal Year Ended September 30,
	2015	2014	2013	2012	2011
Operating and other information:
Revenues:
Management services	$162,326	$218,753	$197,504	$181,692	$157,023
Reimbursable payroll and related costs	28,230	64,049	60,398	55,630	46,499
Advisory services	2,380	2,244	2,086	-	-
Total revenues	192,936	285,046	259,988	237,322	203,522

Expenses:
Compensation and benefits	83,456	127,841	123,608	104,822	90,317
Members profit sharing	-	116,000	146,000	110,000	90,000
Separation expense	116	2,330	-	-	-
General and administrative	26,535	21,957	20,141	16,003	14,714
Depreciation expense	2,117	2,446	2,403	2,086	1,627
Total expenses	112,224	270,574	292,152	232,911	196,658
Operating income (loss)	80,712	14,472	(32,164)	4,411	6,864
Interest and other income	1,732	497	139	125	91
Unrealized gains (losses) attributable to changes in fair value
of stock accounted for under the fair value option	(290)	(4,556)	(19)	120	(82)
Income (loss) before income tax expense and equity in
earnings of investee	82,154	10,413	(32,044)	4,656	6,873
Income tax expense	(4,848)	(280)	(80)	-	-
Equity in earnings of investee	115	160	299	212	185
Net income (loss)	77,421	$10,293	$(31,825)	$4,868	$7,058
Net income attributable to noncontrolling interest	(70,118)
Net income attributable to RMR Group Inc.	$7,303

	As of September 30,
Operating and other information:	2015	2014	2013	2012	2011
Total assets	$303,892	$287,223	$190,909	$220,393	$250,623
Total liabilities	90,240	56,979	81,397	83,610	119,158
Total equity	213,652	230,244	109,512	136,783	131,465

	Fiscal Year Ended September 30,
Operating and other information (unaudited):	2015	2014	2013	2012	2011

Historical cost of assets under management or
total market capitalization(1)	$20,954,233	$24,331,271	$24,575,285	$22,843,325	$20,527,073
Adjusted EBITDA(2)	92,291	136,049	116,729	116,937	98,924
Adjusted EBITDA attributable to RMR Inc.(2)	16,399

(1)

Historical cost of assets under management, as defined in this footnote, is the principal basis on which business management fees payable to us by the REITs we manage were calculated until December 31, 2013. The historical cost of assets under management for a REIT includes the real estate it owns and consolidated assets invested directly or indirectly by the REIT in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non‑cash reserves. Since January 1, 2014, business management fees payable to us by the REITs we manage have been calculated monthly based upon the lesser of the historical cost of each REIT’s assets under management or its total market capitalization, as defined in the applicable business management agreement. The amounts presented as of September 30, 2015 and September 30, 2014 reflect the aggregate of the lesser of historical cost of assets and market capitalization as of such date for each of the REITs we managed. The amounts presented as of an earlier date reflect the aggregate of the historical cost of assets under management for each of the REITs we managed. The amounts presented also include the market value of RIF’s managed assets which is the basis on which its fees paid to RMR Advisors are calculated, but excludes the assets of the Managed Operators, AIC and RMR Trust as fees paid by those entities are calculated on different bases.

(2)

EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to RMR Inc. are calculated as presented in the table below. We consider EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to RMR Inc. to be appropriate measures of our operating performance, along with net income, net income attributable to RMR Inc., operating income and cash flow from operating activities. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to RMR Inc. provide useful information to investors because by excluding the effects of certain historical amounts, such as Members profit sharing, interest and depreciation expense, EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to RMR Inc. may facilitate a comparison of current operating performance with our past operating performance and with the performance of other asset management businesses. EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to RMR Inc. do not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income attributable to RMR Inc., operating income or cash flow from operating activities determined in accordance with GAAP, or as an indicator of financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, net income attributable to RMR Inc., operating income and cash flow from operating activities as presented in our consolidated statements of comprehensive income and consolidated statements of cash flows. Also, other asset management businesses may calculate EBITDA and Adjusted EBITDA differently than we do. The following table is a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA attributable to RMR Inc. (amounts in thousands):

	Fiscal Year Ended September 30,
	2015	2014	2013	2012	2011
Net income (loss)	$77,421	$10,293	$(31,825)	$4,868	$7,058
Plus: interest expense	-	144	52	103	157
Plus: income tax expense	4,848	280	80	-	-
Plus: depreciation expense	2,117	2,446	2,403	2,086	1,627
EBITDA	84,386	13,163	(29,290)	7,057	8,842
Plus: other asset amortization	2,999	-	-	-	-
Plus: transaction related costs	5,454	-	-	-	-
Plus: Members profit sharing	-	116,000	146,000	110,000	90,000
Plus: separation expense	116	2,330	-	-	-
Plus: unrealized (gains) losses attributable to changes
in fair value of stock accounted for under the fair
value option	290	4,556	19	(120)	82
Less: certain one time adjustments	(954)	-	-	-	-
Adjusted EBITDA	92,291	$136,049	$116,729	$116,937	$98,924
Adjusted EBITDA attributable to noncontrolling interest	(75,892)
Adjusted EBITDA attributable to RMR Inc.	$16,399

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this annual report.

OVERVIEW

RMR Inc. was incorporated in Maryland on May 28, 2015 in contemplation of the Up-C Transaction, the transaction in which, among other things, the Managed REITs acquired 15,000,000 Class A Common Shares. For more information about the Up-C Transaction, please see Note 6, Related Party Transactions included in the audited consolidated financial statements included in this annual report.

 RMR Inc. is a holding company; substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees and the personnel and various services it requires to operate are or will be provided to it by RMR LLC. As of September 30, 2015, the over 1,300 properties which RMR LLC manages are located in 48 states, Washington, DC, Puerto Rico and Canada and they are principally owned by the four Managed REITs: GOV, HPT, SIR and SNH.

The consolidated financial information in this section include accounts of RMR Inc. or its predecessors, and periods presented in these statements prior to the Up‑C Transaction are presented as if our predecessor entities, which were not then owned by a single entity, were wholly owned within a single legal entity.

Substantially all of our revenues are derived from providing business and property management services to our clients. We also earn revenue from advisory services to RIF, a closed end mutual fund.

REITs

The business management fees we earn from the real estate investment trusts, or REITs, we manage are principally based upon the lower of (i) the historical cost of each REIT’s properties or (ii) each REIT’s total market capitalization. The property management fees we earn from the REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers. The following table presents a summary of the REITs we managed at September 30, 2015, 2014 and 2013, the historical cost of their properties or their total market capitalization, as applicable, on which the fees we earned were calculated for those periods and the fees we earned from those REITs for those periods (dollars in thousands):

		Historical Cost of Assets Under Management or
		Total Market Capitalization (in thousands)(1)
		As of September 30,
REIT Name	Primary Strategy	2015	2014	2013
GOV	Office buildings majority leased to government tenants	$1,959,664	$2,000,973	$1,775,614
HPT	Hotels and travel centers	7,452,330	7,386,040	7,814,135
SIR	Lands and properties primarily leased to single tenants	4,068,360	1,954,473	1,703,947
SNH	Healthcare, senior living and medical office buildings	7,226,944	6,497,019	5,359,430
EQC	Office buildings	-	6,245,516	7,690,390
		$20,707,298	$24,084,021	$24,343,516

(1)

Historical cost of assets under management, as defined in this footnote, are the principal basis on which business management fees payable to us by the REITs we manage were historically calculated until December

31, 2013. The historical cost of assets under management for a REIT includes the real estate it owns and consolidated assets invested directly or indirectly by the REIT in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non‑cash reserves. Since January 1, 2014, business management fees payable to us by the REITs we manage have been calculated monthly based upon the lesser of the historical cost of each REIT’s assets under management or its total market capitalization, as defined in the applicable business management agreement. The amounts presented for the years ended September 30, 2015 and 2014 reflect the lesser of historical cost of assets and market capitalization as of such date for each REIT we managed. The amounts presented for earlier periods reflect the historical cost of assets under management for each REIT we managed.

	Management Fees Earned
	From REITs (in thousands)(1)
	Year Ended September 30,
REIT Name	2015	2014	2013
GOV	$18,581	$18,339	$16,777
HPT	38,593	40,889	38,011
SIR	27,792	17,249	13,439
SNH	45,238	37,226	34,604
EQC	6,280	81,632	71,622
	$136,484	$195,335	$174,453

(1)

Includes base and incentive business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs.

EQC is a publicly traded REIT that primarily owns office properties. RMR LLC and EQC entered into a Termination and Cooperation Agreement that terminated their business and property management agreements on September 30, 2014. RMR LLC provided certain transition services to EQC through February 28, 2015, and thereafter certain additional services for EQC in Australia until October 31, 2015.

Managed Operators, AIC and RMR Trust (dollars in thousands)

In addition to the business and property management services we provide to the Managed REITs, we provide business management services to the Managed Operators: Five Star, Sonesta and TA. Five Star operates senior living and healthcare facilities throughout the United States, many of which are owned by SNH. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; some of Sonesta’s U.S. hotels are owned by HPT. TA operates travel centers along the U.S. interstate highway system, many of which are owned by and leased from HPT, as well as convenience stores and gas stations. In addition we provide management services to certain other businesses, including RMR Trust and AIC. Generally our fees earned from business management services to companies other than the Managed REITs, are based on a percentage of certain revenues of the managed businesses. We also earn fees generally based upon rents collected for managing rental properties owned by RMR Trust and TA’s headquarters building. Our revenues from services to the Managed Operators, AIC and RMR Trust in the aggregate were $28.9 million, $31.0 million and $29.9 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

RMR Advisors

RMR Advisors is a wholly owned subsidiary of RMR LLC, which is registered with the SEC as an investment advisory business. RMR Advisors provides advisory services to RIF, a closed end mutual fund and earns fees based upon the fair market value of the gross assets owned by RIF, including assets acquired with the use of debt or other leverage. The value of RIF’s assets managed by RMR Advisors was $246.9 million, $247.3 million and $231.8 million at September 30, 2015, 2014 and 2013, respectively. The advisory fees earned by RMR Advisors included in our revenue were $2.4 million, $2.2 million and $2.1 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

RMR Intl

RMR Intl is a wholly owned subsidiary of RMR LLC whose sole business is holding the equity interests of RMR Australia Asset Management Pty Ltd, or RMR Australia, a company founded in 2012 to manage investments by EQC in Australia. RMR Australia holds an Australian financial services license granted by the Australian Securities & Investments Commission. RMR Intl revenues for the fiscal year ended September 30, 2015 were $423,000, which amount is included in the management fees from EQC set forth above. Effective October 31, 2015, the agreement for RMR Australia to manage investments by EQC in Australia terminated.

Business Environment and Outlook

The continuation and growth of our business depends upon our ability to operate the Managed REITs’ so as to maintain and grow their revenues and the value of their businesses and to assist our Managed Operators to grow their businesses. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with property type and regional geographic variations. As the general U.S. economy expands commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national business trends. We also believe that these cyclical factors can be reinforced or sometimes overwhelmed by general economic factors; for example, the recent increase in U.S. interest rates and current expectation that U.S. interest rates may continue to increase appears to be causing a general decline in the value of securities of real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.

At present we believe the expectation of rising interest rates may temper real estate valuations in the near future and property acquisitions should be undertaken only on a selective basis. We also believe that because of the diversity of properties which our Client Companies own and operate, there will almost always be opportunities for growth in selected property types and locations and that we and our Client Companies should maintain financial flexibility using only reasonable amounts of debt so we and they will be able to take advantage of growth opportunities which come to our and their attention.

Please see “Risk Factors” for discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Fiscal Year Ended September 30, 2015, Compared to the Fiscal Year Ended September 30, 2014

The following table presents the changes in our operating results for the fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014 (dollars in thousands):

	Fiscal Year Ended September 30,
	2015	2014	$ Change	% Change

Revenues:
Management services	$162,326	$218,753	$(56,427)	(25.8)%
Reimbursable payroll and related costs	28,230	64,049	(35,819)	(55.9)%
Advisory services	2,380	2,244	136	6.1%
Total revenues	192,936	285,046	(92,110)	(32.3)%

Expenses:
Compensation and benefits	83,456	127,841	(44,385)	(34.7)%
Members profit sharing	-	116,000	(116,000)	(100.0)%
Separation expense	116	2,330	(2,214)	(95.0)%
General and administrative	26,535	21,957	4,578	20.8%
Depreciation expense	2,117	2,446	(329)	(13.5)%
Total expenses	112,224	270,574	(158,350)	(58.5)%
Operating income	80,712	14,472	66,240	457.7%
Interest and other income	1,732	497	1,235	248.5%
Unrealized losses attributable to changes in fair value
of stock accounted for under the fair value option	(290)	(4,556)	4,266	93.6%
Income before income tax expense and equity in
earnings of investee	82,154	10,413	71,741	689.0%
Income tax expense	(4,848)	(280)	(4,568)	(1631.4)%
Equity in earnings of investee	115	160	(45)	(28.1)%
Net income	77,421	$10,293	$67,128	652.2%
Net income attributable to noncontrolling interest	(70,118)		(70,118)	-
Net income attributable to RMR Group Inc.	$7,303		$7,303	-

Management services revenue. Management services revenue includes fees we earned under our business and property management agreements. For the fiscal years ended September 30, 2015 and 2014  we earned business and property management services revenue from the following sources (dollars in thousands):

	Management Services Revenue
	Fiscal Year Ended September 30,
Source	2015	2014	Change
Managed REITs	$130,204	$113,703	$16,501
Managed Operators	24,335	21,676	2,659
Other Client Companies	1,507	1,742	(235)
EQC	6,280	81,632	(75,352)
Total	$162,326	$218,753	$(56,427)

Management services revenue decreased $56.4 million due to the termination of our management agreements with EQC effective September 30, 2014, partially offset by increases in revenues from the Managed REITs arising from net property acquisitions in excess of dispositions completed after October 1, 2013 and to a lesser extent as a result of increased management fees from the Managed Operators as a result of increases in the amount of the Managed Operators’ revenues since October 1, 2013.

Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue primarily includes amounts reimbursed to us by the Managed REITs and EQC for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable payroll and related costs arises from services we provide that are and were paid by tenants of the Managed REITs and EQC. Reimbursable payroll and related costs revenue decreased $35.8 million due primarily to a decrease in the number of property management personnel after our property management services to EQC ended on September 30, 2014. Reimbursable payroll and related costs revenue for the fiscal years ended September 30, 2015 and 2014 also includes non‑cash share based payments made by certain of our Client Companies and EQC to our employees of $5.9 million and $11.4 million, respectively, including the accelerated vesting of certain EQC share grants upon the change of control of EQC in March 2014.

Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF. These fees increased by $136,000 for the fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014 because of the increase in the average value of RIF’s assets between these periods.

Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance and expenses and contributions related to our employee retirement contribution plan. Compensation and benefits expense for the fiscal years ended September 30, 2015 and 2014 includes $5.9 million and $11.4 million, respectively, of non‑cash share based compensation granted to some of our employees by certain of our Client Companies and EQC. Compensation and benefits expense decreased $44.4 million primarily due to a decrease in the number of property management personnel after our property management services to EQC ended on September 30, 2014 and a decrease in the value of certain shares granted to our employees by our Client Companies and EQC, partially offset by the accelerated vesting of certain share grants upon the change of control of EQC which occurred in March 2014.

Members profit sharing. Members profit sharing was historically determined based on federal income tax concepts, including our historical cash method of accounting for tax purposes. The amount is separately stated for fiscal year 2014 because of its significance and because they are no longer to be paid after the Up‑C Transaction.

Separation expense. Separation expense consists of costs related to one time employee termination payments incurred as part of the termination of our business management and property management agreements with EQC.

General and administrative. General and administrative expenses consist of information technology related expenses, office related expenses, employee training, travel and related expenses, professional services expenses and other administrative expenses. General and administrative expenses for fiscal year ended September 30, 2015 includes $5.5 million of transaction related costs associated with the Up‑C Transaction. General and administrative expenses increased $4.6 million due primarily to the transaction related costs associated with the Up‑C Transaction in 2015, partially offset by costs related to information technology and process improvement initiatives implemented during 2014, as well as lower costs incurred for travel, temporary staffing and other costs as a result of the termination of our management agreements with EQC effective September 30, 2014.

Depreciation expense. Depreciation expense decreased $329,000 as a result of certain equipment and capitalized software additions becoming fully depreciated subsequent to October 1, 2013 and the disposal, at book value, of $1.3 million of property and equipment in 2015.

Interest and other income. Interest and other income increased $1.2 million primarily due to increased dividends received from the Managed REITs and EQC on common shares of the Managed REITs and EQC we owned, as well as interest on a larger amount of investable cash we had during the fiscal year ended September 30, 2015 when compared to the fiscal year ended September 30, 2014.

Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option. Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option consists of unrealized gains or losses on our common shares of the Managed REITs based on changes in quoted market prices between the periods presented. Prior to the Up-C transaction RMR LLC transferred all the Managed REITs shares it owned to RMR Trust.

Income tax expense. For periods prior to the Up-C Transaction, income tax expense for the fiscal year ended September 30, 2014 primarily represents taxes incurred in Australia on income earned by the Australian subsidiary of RMR Intl, compared to the fiscal year ended September 30, 2015 when our Australian operations did not generate taxable income. Income tax expense in 2015 is primarily attributable to RMR Inc. becoming a corporation as part of the Up-C Transaction and thus subject to U.S. federal and state income tax with respect to RMR Inc.’s allocable share of any taxable income of RMR LLC and its wholly owned subsidiaries.

Equity in earnings of investee. Equity in earnings of investee represents our proportionate share of earnings from our investment in AIC for the fiscal years ended September 30, 2015 and 2014 and the change represents the decrease in AIC’s profits in fiscal year 2015 compared to 2014.

Fiscal Year Ended September 30, 2014, Compared to the Fiscal Year Ended September 30, 2013

The following table presents the changes in our operating results for the fiscal year ended September 30, 2014 compared to the fiscal year ended September 30, 2013 (dollars in thousands):

	Fiscal Year Ended September 30,
	2014	2013	$ Change	% Change

Revenues:
Management services	$218,753	$197,504	$21,249	10.8%
Reimbursable payroll and related costs	64,049	60,398	3,651	6.0%
Advisory services	2,244	2,086	158	7.6%
Total revenues	285,046	259,988	25,058	9.6%

Expenses:
Compensation and benefits	127,841	123,608	4,233	3.4%
Members profit sharing	116,000	146,000	(30,000)	(20.5)%
Separation expense	2,330	-	2,330	nm
General and administrative	21,957	20,141	1,816	9.0%
Depreciation expense	2,446	2,403	43	1.8%
Total expenses	270,574	292,152	(21,578)	(7.4)%
Operating income (loss)	14,472	(32,164)	46,636	145.0%
Interest and other income	497	139	358	257.6%
Unrealized losses attributable to changes in fair value
of stock accounted for under the fair value option	(4,556)	(19)	(4,537)	nm
Income (loss) before income tax expense and equity in
earnings of investee	10,413	(32,044)	42,457	132.5%
Income tax expense	(280)	(80)	(200)	nm
Equity in earnings of investee	160	299	(139)	(46.5)%
Net income (loss)	$10,293	$(31,825)	$42,118	(132.3)%

Management services revenue. For the fiscal years ended September 30, 2014 and 2013 we earned business and property management services revenue from the following sources (dollars in thousands):

	Management Services Revenue
	Fiscal Year Ended September 30,
Source	2014	2013	Change
Managed REITs	$113,703	$102,831	$10,872
Managed Operators	21,676	21,015	661
Other Client Companies	1,742	2,036	(294)
EQC	81,632	71,622	10,010
Total	$218,753	$197,504	$21,249

Management services revenue increased $21.2 million due primarily to a $15.3 million incentive management fee we earned from EQC partially offset by lower business and property management fees of $5.3 million as a result of EQC’s net property dispositions completed after October 1, 2013 and $10.9 million related to net property acquisitions by the Managed REITs completed after October 1, 2012.

Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue increased $3.7 million due primarily to a net increase in the number of REIT properties under management and resulting personnel additions, and because of annual employee salary increases. Reimbursable payroll and related costs revenue for the fiscal years ended September 30, 2014 and 2013 includes non‑cash share based payments made by certain of our Client Companies and EQC to our employees of $11.4 million and $9.3 million, respectively, including the accelerated vesting of certain EQC share grants upon the change of control of EQC in March 2014. A significant portion of these reimbursable payroll and related costs arose from services we provided pursuant to our property management agreements that were paid by tenants of the Managed REITs and EQC.

Advisory services revenue. Advisory services revenue increased by $158,000 in our fiscal year 2014 compared to 2013 because of the increase in the value of RIF’s assets between these periods.

Compensation and benefits. Compensation and benefits expense increased $4.2 million, primarily due to an increase in the number of our employees, annual employee salary increases and an increase in the value of our Client Companies shares granted to our employees, and because of the accelerated vesting of certain EQC share grants upon the change of control of EQC in March 2014.

Members profit sharing. Members profit sharing was historically determined based on federal income tax concepts, including our historical cash method of accounting for tax purposes. Certain management fees earned in fiscal year 2012 were paid in fiscal year 2013 and these payments resulted in increased cash basis profits for tax purposes and in increased Members profit sharing distributions being made in fiscal year 2013. These amounts are separately stated because of their significance and because they are not expected to recur after the Up‑C Transaction.

Separation expense. Separation expense consists of costs related to one time employee termination payments incurred as part of the termination of our business management and property management agreements with EQC.

General and administrative. General and administrative expense increased primarily due to increases in information technology costs during the fiscal year ended September 30, 2014, and by temporary staffing and other costs related to the termination of our management agreements with EQC, partially offset by a decrease in general and administrative expenses related to startup costs of our Australian operations incurred in the fiscal year ended September 30, 2013.

Depreciation expense. Depreciation expense increased $43,000 for our fiscal year 2014 compared to 2013 primarily as a result of equipment and capitalized software additions since October 1, 2012.

Interest and other income. Interest and other income increased $358,000 for our fiscal year 2014 compared to 2013 primarily due to increased dividends received from the Managed REITs and EQC on common shares of the Managed REITs and EQC we owned.

Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option. Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option for 2014 consists of net unrealized losses on the increased number of Managed REITs’ common shares we owned at September 30, 2014 compared to September 30, 2013 and aggregate net changes in the market values of those shares between the dates those shares were acquired and the values on the reporting dates.

Income tax expense. Income tax expense primarily represents taxes incurred on income earned in Australia.

Equity in earnings of investee. Equity in earnings of investee represents our proportionate share of earnings from our investment in AIC for the fiscal years ended September 30, 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES

We regularly monitor our liquidity position, including cash and cash equivalents, working capital, outstanding commitments and other liquidity sources and requirements. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and also have original maturities of three months or less from the date of purchase. We currently intend to use cash and cash equivalents to fund our working capital needs and any possible new business ventures.

Our current assets have historically been comprised of cash, cash equivalents and receivables for business and property management and advisory services fees. Our current liabilities have historically included accrued expenses, including accrued employee compensation. We have historically paid a significant portion of employee compensation as annual cash bonuses during the last quarter of our fiscal year. Therefore, our cash balances generally have been at their lowest near the end of our fiscal fourth quarter after cash bonuses were paid to our employees and Members profit sharing payments were made. Our cash balances then typically increase over the remainder of the next fiscal year. Our expectation is that payments of profit sharing will not continue to be paid in future periods; instead, we expect cash distributions by RMR LLC to RMR Trust and RMR Inc. to be made more ratably throughout the year. However, we do expect that employee cash bonuses will continue to be paid in the last quarter of each fiscal year.

As of September 30, 2015 and 2014, we had cash and cash equivalents of $34.5 million and $141.7 million, respectively, with $33.2 million and $124.6 million invested in money market funds. The decrease in cash and cash equivalents principally reflects certain distributions to RMR Trust as part of the reorganization of our business in anticipation of the Up‑C Transaction, including cash that had been previously paid or contributed to RMR LLC by RMR Trust and earnings prior to the Up-C Transaction.

Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities under which borrowings are available to us. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC and our plan to pay quarterly dividends to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of the respective month or, in the case of annual incentive business management fees, within 30 days following the respective calendar year end as specified in our management agreements. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts.

In anticipation of the Up‑C Transaction, in June 2015, we distributed substantially all of our cash and cash equivalents to RMR Trust. We believe that the cash we retained following that distribution and the cash provided by our operating activities will be sufficient to meet our operating needs and commitments for the next 12 months and for the foreseeable future.  On November 13, 2015 we declared a dividend to the shareholders of record of our Class A Common Shares and Class B-1 Common Shares as of November 25, 2015, in the amount of $0.5260 per Class A Common Share and Class B-1 Common Share, or $8,416.  We paid this dividend on December 15, 2015.  This dividend was funded by a distribution from RMR LLC to its members in the amount of $0.5260 per membership unit, or $16,306, of which $8,416 was distributed to RMR Inc. based on its aggregate ownership of 16 million membership units in RMR LLC and the balance was distributed to RMR Trust based on its ownership of 15 million class A membership units.

Cash Flows

Fiscal year ended September 30, 2015  compared to the fiscal year ended September 30, 2014

Our changes in cash flows for the fiscal year ended September 30, 2015 compared to the comparable prior year period were as follows: (i) cash provided by operating activities increased from $31.7 million in 2014 to $102.1 million in 2015; (ii) cash used in investing activities increased from $15.0 million in 2014 to $42.8 million in 2015; and (iii) cash from financing activities changed from $110.6 million of cash provided by financing activities in 2014 to $166.4 million of cash used in financing activities in 2015. Exchange rate fluctuations in connection with our Australian business activities resulted in a decrease of $35,000 and $132,000 in cash in 2015 and 2014, respectively.

The increase in cash provided by operating activities for the fiscal year ended September 30, 2015, compared to the prior fiscal year primarily reflects changes in our working capital accounts in the 2015 period, including the collection of accounts receivable from an unrelated party (i.e., from EQC which ceased to be a related party to us after it experienced a change of control in March 2014). The increase in cash used in investing activities for the fiscal year ended September 30, 2015 as compared to the prior fiscal year was due primarily to RMR Inc.’s investment in RMR LLC as part of the Up-C Transaction. The change in cash from financing activities for the fiscal year ended September 30, 2015 as compared to the prior fiscal year was primarily due to our making of a distribution to RMR Trust in 2015 as opposed to our receipt of an advance from RMR Trust in 2014.

Fiscal year ended September 30, 2014 compared to the fiscal year ended September 30, 2013

Our changes in cash flows for the fiscal year ended September 30, 2014 compared to the prior fiscal year were as follows: (i) cash provided by operating activities increased from $6.1 million in 2013 to $31.7 million in 2014; (ii) cash used in investing activities increased from $1.9 million in 2013 to $15.0 million in 2014; and (iii) cash provided by financing activities increased from $4.7 million in 2013 to $110.6 million in 2014. Exchange rate fluctuations in connection with our Australian business activities resulted in decreases in cash of $132,000 and $62,000 in 2014 and 2013, respectively.

The increase in cash provided by operating activities for the fiscal year ended September 30, 2014 compared to the prior fiscal year primarily reflects increases in revenue generated under our management agreements, decreases in members profit sharing expense and favorable changes in our working capital accounts in 2014. The increase in cash used in investing activities for the fiscal year ended September 30, 2014 as compared to the prior fiscal year was due primarily to our acquisition of 500,000 SIR common shares in July 2014. The increase in cash provided by financing activities for the fiscal year ended September 30, 2014 as compared to the prior fiscal year was primarily due to an increase in contributions from our Members in 2014.

Off Balance Sheet Arrangements

As of September 30, 2015 and 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tax Receivable Agreement

We have entered into the Tax Receivable Agreement with RMR Trust that provides for the payment by RMR Inc. to RMR Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with RMR Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See “Business—Our Organizational Structure—Tax Receivable Agreement.”

Market Risk and Credit Risk

Our business is not capital intensive. We historically have not invested in derivative instruments, borrowed through issuing debt securities or transacted a significant part of our business in foreign currencies. As a result, we are not now subject to significant market risk related to interest rate changes, commodity price changes or credit risks. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change.

Risks Related to Cash and Short Term Investments

Our cash and cash equivalents include short term highly liquid investments readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest most of our cash in money market funds. The majority of our cash is maintained in U.S. bank accounts. Some U.S. bank account balances exceed the FDIC coverage limit. We believe our cash and short term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

Exchange Rate Risk

During the periods presented in this annual report we were exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies may have an adverse effect on the reported value of our non‑U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our management and advisory revenues was affected by movements in the rate of exchange between the Australian dollar and the U.S. dollar, in which our financial statements are denominated. For the fiscal years ended September 30, 2015 and 2014, the net impact of the fluctuation of foreign currencies in other comprehensive income in the consolidated statements of comprehensive income were expenses of $253,000 and $125,000, respectively. We did not enter into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods. We do not believe these risks are material to us at this time, but they could become material if we significantly expand our non‑U.S. dollar business activities in the future.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2015 (dollars in thousands):

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$33,146	$3,859	$7,384	$6,573	$15,330

The commitment table above excludes contractual amounts owed under the tax receivable agreement because the ultimate amount and timing of such amounts due are not presently known. As of September 30, 2015, a total payable of $65.8 million has been recorded in our consolidated financial statements representing our best estimate of the amounts currently expected to be owed under the tax receivable agreement.

Related Person Transactions

We have relationships and historical and continuing transactions with our Founders and our Client Companies.  For example, our Founders are our controlling shareholders and hold membership units of our subsidiary, RMR LLC; our Founders serve as managing trustees of each Managed REIT and directors of Sonesta; Mr. Barry M. Portnoy serves as managing director of Five Star and TA; we are a party to the Tax Receivable Agreement with RMR Trust, which is owned by our Founders; all of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are our officers and employees; and, as of December 17, 2015, the Managed REITs owned a majority of our outstanding Class A Common Shares.  For further information about these and other such relationships and related person transactions, please see Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this annual report, which is incorporated herein by reference, and the section captioned “Business” above in Part I, Item 1 of this annual report. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this annual report, including “Warning Concerning Forward Looking Statements” and Part I, Item 1A, “Risk Factors.”

Critical Accounting Policies

An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our financial statements requires our management to make certain critical accounting estimates and judgments that impact (i) the reported amounts of revenue and expenses during the reporting periods and (ii) our principles of consolidation. These accounting estimates are based on our management’s judgment. We consider them to be critical because of their significance to the financial statements and the possibility that future events may cause differences from current judgments or because the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to test their reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.

Revenue Recognition. Our principal sources of revenue are:

•	business management fees, including base and incentive business management fees; and
•	property management fees, including construction supervision fees and reimbursement for certain payroll and related expenses.

We recognize revenue from business management and property management fees as earned in accordance with our management agreements. We consider the incentive part of our business management fees from the REITs that we manage to be contingent performance based fees, which we recognize as revenue when earned at the end of each respective measurement period. We also recognize as revenue certain payroll reimbursements in our capacity as property manager, at cost, when we incur the related reimbursable payroll and related costs on behalf of our Client Companies. See the “Revenue Recognition” section of Note 2, Summary of Significant Accounting Policies in our audited consolidated financial statements included in this annual report for a detailed discussion of our revenue recognition policies and our contractual arrangements.

Consolidation. Our consolidated financial statements include only the accounts of the entities we control. We continually assesses whether our existing contractual rights give us the ability to direct the activities of the entities we manage that most significantly affect the results of that entity. The activities and factors we consider include, but are not limited to:

•	our representation on the entity’s governing body;
•	the size of our ownership in the entities we manage compared to the size of the entity and the size of other investors’ interests; and
•	our contractual authority to make policy and strategic decisions without further approval or oversight of the entity’s governing body.

Based on our historical assessments, we have not consolidated the entities we manage. We will reassess these conclusions if and when facts and circumstances indicate that there are changes to the elements evidencing control.

JOBS Act.  We believe that we qualify as an “emerging growth company” under the JOBS Act and are permitted to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non‑emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements.

Recent Accounting Developments. For a discussion of recently issued accounting pronouncements and their impact or potential impact on our consolidated financial statements, see Note 3, Recent Accounting Pronouncements, of the audited consolidated financial statements included in this annual report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

Quantitative and Qualitative disclosures about market risk are set forth above in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Market Risk and Credit Risk."

Item 8. Financial Statements and Supplementary Data

The information required by this item is included in Item 15 of this  annual  report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Directors, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a‑15 and 15d-15. Based upon that evaluation, our Managing Directors, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report from our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

On December 17, 2015, our Board of Directors adopted and approved second amended and restated bylaws to reflect our current name, The RMR Group Inc. The second amended and restated bylaws restate the Company's bylaws in their entirety. A copy of our second amended and restated bylaws is filed as Exhibit 3.4 to this annual report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of Form 10-K will be included in the definitive proxy statement for our 2016 annual meeting of shareholders, or the 2016 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 of Form 10-K will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of Form 10-K will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Person Transactions, and Director Independence

The information required by this Item 13 of Form 10-K will be included in the 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 of Form 10-K will be included in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedule of The RMR Group, Inc. are included on the pages indicated:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Registrant*
3.2	Articles of Amendment, filed July 30, 2015*
3.3	Articles of Amendment, filed September 11, 2015*
3.4	Second Amended and Restated Bylaws of the Registrant
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock**
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust*
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust*
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Select Income REIT*
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust*
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Reit Management & Research Trust*

10.1	The RMR Group LLC Amended and Restated Operating Agreement, dated as of October 14, 2015, by and among The RMR Group LLC and its Members*
10.2	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, Reit Management & Research Trust, the Registrant and Government Properties Income Trust*
10.3	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, Reit Management & Research Trust, the Registrant and Hospitality Properties Trust*
10.4	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, Reit Management & Research Trust, the Registrant and Select Income REIT*
10.5	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, Reit Management & Research Trust, the Registrant and Senior Housing Properties Trust*
10.6	Business Management Agreement, by and between Reit Management & Research Trust and The RMR Group LLC*
10.7	Amended and Restated Property Management Agreement, by and between The RMR Group LLC and Reit Management & Research Trust*
10.8	Amended and Restated Business Management and Shared Services Agreement, dated as of June 5, 2015, by and between Sonesta International Hotels Corporation and The RMR Group LLC*
10.9	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Government Properties Income Trust and The RMR Group LLC*
10.10	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Hospitality Properties Trust and The RMR Group LLC *
10.11	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Select Income REIT and The RMR Group LLC *
10.12	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Senior Housing Properties Trust and The RMR Group LLC *
10.13	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Government Properties Income Trust*
10.14	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Hospitality Properties Trust*
10.15	Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Select Income REIT*
10.16	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Senior Housing Properties Trust*
10.17	Tax Receivable Agreement, dated as of June 5, 2015, by and among the Registrant, The RMR Group LLC and Reit Management & Research Trust*
10.18	Lease by and between RMR West LLC and The RMR Group LLC, dated as of June 1, 2015*
10.19	Form of Indemnification Agreement for the Registrant and its directors and executive officers*
21.1	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
31.3	Rule 13a-14(a) Certification
32.1	Section 1350 Certification

The RMR Group LLC was formerly known as Reit Management & Research LLC.

*Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.

**Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.

(+)Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The RMR Group Inc.:

We have audited the accompanying consolidated balance sheets of The RMR Group Inc. as of September 30, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ and members’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The RMR Group Inc. at September 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts December 18, 2015

The RMR Group Inc.

Consolidated Balance Sheets

(dollars in thousands, except share amounts)

	September 30,	September 30,
Assets	2015	2014
Current assets:
Cash and cash equivalents	$34,497	$141,731
Due from related parties	17,986	74,717
Accounts receivable	-	26,229
Prepaid and other current assets	6,261	2,681
Total current assets	58,744	245,358

Investments:
Available for sale securities	-	2,317
Equity investment in Affiliates Insurance Company	-	6,796
Equity investments under the fair value option	-	18,701
Total investments	-	27,814

Furniture and equipment	5,307	11,447
Leasehold improvements	852	3,341
Capitalized software costs	4,292	6,459
Total property and equipment	10,451	21,247
Accumulated depreciation	(5,772)	(14,379)
	4,679	6,868
Due from related parties, net of current portion	6,446	7,183
Deferred tax asset	43,216	-
Other assets, net of amortization	190,807	-
Total assets	$303,892	$287,223

Liabilities and Equity
Current liabilities:
Accounts payable, accrued expenses and deposits	$18,439	$17,371
Due to related parties	-	32,023
Total current liabilities	18,439	49,394
Long term portion of deferred rent payable, net of current portion	450	402
Amounts due pursuant to tax receivable agreement	64,905	-
Employer compensation liability, net of current portion	6,446	7,183
Total liabilities	90,240	56,979
Commitments and contingencies
Equity:
Members’ equity	-	230,430
Class A common shares, $0.001 par value; 31,000,000 shares authorized;
15,000,000 shares issued and outstanding at September 30, 2015; none authorized,
issued or outstanding at September 30, 2014	15	-
Class B-1 common shares, $0.001 par value; 1,000,000 shares authorized;
1,000,000 shares issued and outstanding at September 30, 2015; none authorized,
issued or outstanding at September 30, 2014	1	-
Class B-2 common shares, $0.001 par value; 15,000,000 shares authorized, issued and outstanding at September 30, 2015; none authorized, issued or outstanding
at September 30, 2014	15	-
Additional paid in capital	93,425	-
Retained earnings	7,303	-
Cumulative other comprehensive income (loss)	73	(186)
Total Shareholders’ and Members’ equity	100,832	230,244
Noncontrolling interest	112,820	-
Total equity	213,652	230,244
Total liabilities and equity	$303,892	$287,223

See accompanying notes.

The RMR Group Inc.

Consolidated Statements of Comprehensive Income

(dollars in thousands, except per share amounts)

	Year Ended September 30,
Revenues	2015	2014	2013
Management services	$162,326	$218,753	$197,504
Reimbursable payroll and related costs	28,230	64,049	60,398
Advisory services	2,380	2,244	2,086
Total revenues	192,936	285,046	259,988
Expenses
Compensation and benefits	83,456	127,841	123,608
Members profit sharing	-	116,000	146,000
Separation expense	116	2,330	-
General and administrative	26,535	21,957	20,141
Depreciation expense	2,117	2,446	2,403
Total expenses	112,224	270,574	292,152
Operating income (loss)	80,712	14,472	(32,164)
Interest and other income	1,732	497	139
Unrealized losses attributable to changes in fair value of stock
accounted for under the fair value option	(290)	(4,556)	(19)
Income (loss) before income tax expense and equity in earnings
of investee	82,154	10,413	(32,044)
Income tax expense	(4,848)	(280)	(80)
Equity in earnings of investee	115	160	299
Net income (loss)	77,421	$10,293	$(31,825)
Net income attributable to noncontrolling interest	(70,118)
Net income attributable to RMR Inc.	$7,303

Other comprehensive income (loss):
Foreign currency translation adjustments	(252)	(125)	(80)
Unrealized loss in investment in available for sale securities	(54)	(37)	-
Equity interest in investee’s unrealized gains (losses)	35	24	(76)
Other comprehensive income (loss)	(271)	(138)	(156)
Comprehensive income (loss)	77,150	$10,155	$(31,981)
Comprehensive income attributable to noncontrolling interest	(69,774)
Comprehensive income attributable to RMR Inc.	$7,376

Weighted average common shares outstanding - basic and diluted	16,000

Net income attributable to RMR Inc. per common shares - basic and
diluted	$0.46

See accompanying notes.

The RMR Group Inc.

Consolidated Statements of Shareholders’ and Members’ Equity

(dollars in thousands)

							Cumulative	Total
		Class A	Class B-1	Class B-2	Additional		Other	Shareholders'
	Members’	Common	Common	Common	Paid In	Retained	Comprehensive	and Members’	Noncontrolling	Total
	Equity	Shares	Shares	Shares	Capital	Earnings	Income (Loss)	Equity	Interest	Equity
Balance at September 30, 2012	$136,675	$-	$-	$-	$-	$-	$108	$136,783	$-	$136,783
Members’ contribution	4,710	-	-	-	-	-	-	4,710	-	4,710
Net loss	(31,825)	-	-	-	-	-	-	(31,825)	-	(31,825)
Foreign currency translation adjustments	-	-	-	-	-	-	(80)	(80)	-	(80)
Decrease in share of investee's other
comprehensive income	-	-	-	-	-	-	(76)	(76)	-	(76)
Balance at September 30, 2013	109,560	-	-	-	-	-	(48)	109,512	-	109,512
Members’ contribution	110,577	-	-	-	-	-	-	110,577	-	110,577
Net income	10,293	-	-	-	-	-	-	10,293	-	10,293
Foreign currency translation adjustments	-	-	-	-	-	-	(125)	(125)	-	(125)
Unrealized losses on available for
sale securities	-	-	-	-	-	-	(37)	(37)	-	(37)
Increase in share of investee's other
comprehensive income	-	-	-	-	-	-	24	24	-	24
Balance at September 30, 2014	230,430	-	-	-	-	-	(186)	230,244	-	230,244
Net income	58,580	-	-	-	-	-	-	58,580	-	58,580
Net cash distributions to Member	(224,139)	-	-	-	-	-	-	(224,139)	-	(224,139)
Non-cash distributions to Member	(60,143)	-	-	-	-	-	-	(60,143)	-	(60,143)
Other comprehensive loss	-	-	-	-	-	-	(460)	(460)	-	(460)
Balance at June 5, 2015	4,728	-	-	-	-	-	(646)	4,082	-	4,082
Issuance of Class A common shares	-	15	-	-	361,570	-	-	361,585	-	361,585
Issuance of Class B-1 common shares	-	-	1	-	11,519	-	-	11,520	-	11,520
Receipt of Class A membership units from
RMR Trust	-	-	-	-	(165,781)	-	-	(165,781)	(1,983)	(167,764)
Issuance of Class B-2 common shares	-	-	-	15	(15)	-	-	-	-	-
Establishment of deferred tax asset,
net of amounts payable under tax
receivable agreement	-	-	-	-	(14,607)	-	-	(14,607)	-	(14,607)
Net income	-	-	-	-	-	7,303	-	7,303	11,538	18,841
Tax distributions to Members	-	-	-	-	-	-	-	-	(194)	(194)
Other comprehensive income	-	-	-	-	-	-	73	73	116	189
Reorganization of equity structure	(4,728)	-	-	-	(99,261)	-	646	(103,343)	103,343	-
Balance at September 30, 2015	$-	$15	$1	$15	$93,425	$7,303	$73	$100,832	$112,820	$213,652

See accompanying notes.

The RMR Group Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended September 30,
	2015	2014	2013
Operating activities
Net income (loss)	$77,421	$10,293	$(31,825)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation expense	2,117	2,446	2,403
Straight line office rent amortization	48	70	77
Amortization expense related to other asset	2,999	-	-
Unrealized losses attributable to changes in fair value of stock accounted for
under the fair value option	290	4,556	19
Dividend income	(1,259)	(421)	(38)
Revenues paid in common shares of Managed REITs	(6,564)	(11,809)	(1,004)
Gain on sale of shares	(15)	(123)	(92)
Equity in earnings of investee	(115)	(160)	(299)
Loss on disposition of assets	-	136	-
Changes in assets and liabilities:
Restricted cash	-	-	12,513
Due from related parties	29,166	70,098	19,999
Accounts receivable	26,229	(19,486)	21,415
Prepaid and other current assets	3,755	(951)	(518)
Accounts payable, accrued expenses and deposits	287	5,483	2,321
Due to related parties	(32,279)	(28,451)	(18,843)
Net cash from operating activities	102,080	31,681	6,128
Investing activities
Purchase of property and equipment	(1,404)	(1,417)	(2,958)
Purchase of SIR shares	-	(16,018)	-
Purchase of equity investment interest	-	(825)	-
Proceeds from sale of shares	2,369	2,895	1,096
Proceeds from disposal of assets	1,335	25	-
Dividends received from investment in REITs	1,237	380	-
Purchase of investment in RMR LLC	(46,386)	-	-
Net cash used in investing activities	(42,849)	(14,960)	(1,862)
Financing activities
Loan from Member	-	57,000	24,500
Payments to Member	-	(57,000)	(24,500)
Proceeds from issuance of common shares	57,906	-	-
Members contribution	-	110,577	4,710
Members distribution	(224,336)	-	-
Net cash from financing activities	(166,430)	110,577	4,710
Effect of exchange rate fluctuations on cash and cash equivalents	(35)	(132)	(62)
(Decrease) increase in cash and cash equivalents	(107,234)	127,166	8,914
Cash and cash equivalents at beginning of year	141,731	14,565	5,651
Cash and cash equivalents at end of year	$34,497	$141,731	$14,565
Supplemental cash flow information
Interest paid	$-	$144	$52
Income taxes paid	$217	$104	$-
Supplemental schedule of non-cash activities
Fair value of share based payments recorded	$5,931	$11,444	$9,303
Establishment of deferred taxes, net of amounts payable under tax receivable agreement	$14,407	$-	$-
Non-cash equity activity	$60,343	$-	$-
Establishment of other asset	$193,806	$-	$-
Proceeds from the issuance of common shares received in Managed REIT shares	$121,378	$-	$-
Purchase of investment in RMR LLC in Managed REIT shares	$(121,378)	$-	$-

See accompanying notes.

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

Note 1. Organization

The RMR Group Inc. (formerly known as Reit Management & Research Inc.), or RMR Inc., a Maryland corporation. RMR Inc. is a holding company and substantially all of its business is conducted by The RMR Group LLC (formerly known as Reit Management & Research LLC), historically a Delaware limited liability company and, as of June 5, 2015, a Maryland limited liability company, or RMR LLC. In these financial statements, “we,” us” and “our” refer to RMR Inc. and its direct and indirect subsidiaries. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. RMR Inc. was incorporated in Maryland on May 28, 2015 in contemplation of the June 5, 2015 transaction described in Note 6, or the Up‑C Transaction, the transaction, described below, in which, among other things, the Managed REITs acquired 15,000,000 Class A Common Shares. Prior to the Up‑C Transaction, RMR Inc. had not engaged in any business or other activities, except in connection with its incorporation.

The Up‑C Transaction and preceding reorganization transactions resulted in a change in the reporting entity for periods prior to June 5, 2015 due to the contribution of operating entities under common control to RMR LLC as described in Note 6. These operating entities were then wholly owned by Reit Management & Research Trust, a Massachusetts business trust, or RMR Trust, or by Barry M. Portnoy and Adam D. Portnoy, our Founders, who are the beneficial owners of RMR Trust. RMR Trust and its beneficial owners are referred to herein collectively as the Members. The operating entities include RMR Advisors LLC, a Maryland limited liability company which was formerly a Massachusetts corporation named RMR Advisors, Inc., or RMR Advisors, and RMR Intl LLC, a Maryland limited liability company, or RMR Intl. These transactions among entities under common control have been accounted for using the pooling method of accounting as if the operations of RMR Advisors and RMR Intl were consolidated as of the beginning of the earliest period presented in our consolidated financial statements and the ownership structure as of June 5, 2015 has been in existence throughout the periods covered by our consolidated financial statements. The contribution of RMR Advisors and RMR Intl increased net income (loss) by $245, $927 and ($1,648), and increased other comprehensive income (loss) by $440, ($125) and ($80) in the period October 1, 2014 to June 4, 2015 and the fiscal years ended September 30, 2014 and 2013, respectively.

RMR Inc. owns 15,000,000 class A membership units and 1,000,000 class B membership units of RMR LLC. The aggregate RMR LLC membership units RMR Inc. owns represent 51.6% of the economic interest of RMR LLC. RMR Trust owns 15,000,000 redeemable class A membership units of RMR LLC, representing 48.4% of the economic interest of RMR LLC, which is presented as a noncontrolling interest within the consolidated financial statements.

RMR LLC was founded in 1986 to manage public investments in real estate and, as of September 30, 2015, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC manages: Government Properties Income Trust, or GOV, a publicly traded real estate investment trust, or REIT, that primarily owns properties that are majority leased to government tenants; Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotels and travel centers; Select Income REIT, or SIR, a publicly traded REIT that primarily owns properties leased to single tenants throughout the United States and leased lands in Hawaii; and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns senior living communities and medical office buildings. Hereinafter, GOV, HPT, SIR and SNH are collectively referred to as the Managed REITs. RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Quality Care, Inc., or Five Star, an operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned manager and franchisor of hotels, resorts and cruise ships in the United States, Latin America and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, and convenience stores with retail gas stations. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

Managed Operators. In addition, RMR LLC also provided management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and RMR Trust and its subsidiaries. During the periods presented until September 30, 2014, RMR LLC provided business and property management services to Equity Commonwealth, or EQC, a publicly traded REIT that primarily owns office properties, and thereafter RMR LLC provided certain transition services to EQC. See Notes 2, 6 and 12. For periods prior to June 5, 2015, no historical member of RMR LLC was obligated personally for any debts, obligations or liabilities of RMR LLC solely by reason of being a member.

RMR Advisors was founded in 2002. RMR Advisors is the advisor to RMR Real Estate Income Fund, or RIF. RIF is a closed end investment company focused on investing in real estate securities, including REITs and other dividend paying securities, but excluding our Client Companies, as defined below.

RMR Intl was founded in 2012 and is the owner of RMR Australia Asset Management Pty Ltd, or RMR Australia, a company founded in 2012 to manage properties owned by EQC located in Australia. RMR Australia holds an Australian financial services license granted by the Australian Securities & Investments Commission.

In these financial statements, we refer to the Managed REITs, the Managed Operators, RIF, AIC and RMR Trust as our Client Companies.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation. All intercompany transactions and balances with or among the consolidated entities have been eliminated.

Equity Method Investments. We accounted for our investments in the Managed REITs and RIF under the equity method of accounting. We used the equity method to account for these investments because our Founders are the managing trustees of the Managed REITs and RIF. We elected to adopt the fair value measurement option in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 825‑10, Financial Instruments Equity Method Investments, to record changes in fair value of our holdings in the Managed REITs and RIF as unrealized in the consolidated statements of comprehensive income. Dividends received in conjunction with these investments were recorded in our earnings as a component of interest and other income in the consolidated statements of comprehensive income for the period in which they were received.

We also accounted for our investment in AIC using the equity method of accounting. We used the equity method to account for this investment as we believed that we had significant influence over AIC because our Founders are directors of AIC. Under the equity method, our percentage share of net earnings or loss and other comprehensive income or loss from AIC was recorded in the consolidated statements of comprehensive income as equity in earnings of an investee.

Prior to the Up-C Transaction described in Note 6, we distributed our investments in the Managed REITs, RIF and AIC to RMR Trust at these investment book values of $24,255, $651 and $6,931, respectively. This transfer, totaling $31,837 in the aggregate, was treated as a non-cash distribution to RMR Trust.

We regularly evaluate our relationships and investments to determine if they constitute variable interests. A variable interest is an investment or interest that will absorb portions of an entity’s expected losses or receive portions of an entity’s expected returns. If we determine we have a variable interest in an entity, we evaluate whether such interest is in a variable interest entity, or VIE. Under the VIE model, we would be required to consolidate the entities we manage if

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

(i) the entity is considered to be a VIE and (ii) we are determined to be the primary beneficiary of the entity. We qualitatively assessed whether we must consolidate any of the entities we manage. Consideration of factors included, but was not limited to, our representation on the entity’s governing body, the size of our investment in each entity compared to the size of the entity and the size of other investors’ interests, our ability and the rights of other persons to participate in policy making decisions and to replace the manager of those entities. Based on this assessment, we concluded that we are not required to consolidate any of our managed entities. The relationships and investments related to entities in which we have a variable interest are summarized in Note 6.

Available for Sale Securities. Our investment in EQC shares was accounted for as available for sale securities based on their quoted market price at the end of the reporting period. Realized gains and losses on sales of available for sale securities were based on the average cost method, adjusted for any other than temporary declines in fair value. Unrealized gains and losses were recorded as a component of other comprehensive income. We received 90,135 shares of EQC as partial payment of fees earned under our then existing business management agreement with EQC for the fiscal year ended September 30, 2014. Those shares had a historical cost of $2,354 and a market value, based on the closing price of EQC shares on the New York Stock Exchange, or the NYSE, on September 30, 2014, of $2,317. We sold all of those EQC shares in May 2015 and realized a gain on sale of $15. For the fiscal years ended September 30, 2015 and 2014, we recorded unrealized losses of $54 and $37, respectively, in other comprehensive income (loss) on these available for sale EQC shares. No shares of EQC were received for the fiscal years ended September 30, 2015 or 2013.

Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents.

Property and Equipment. Property and equipment are stated at cost. Depreciation of furniture and equipment is computed using the straight line method over estimated useful lives ranging from three to ten years. Depreciation for leasehold improvements is computed using the straight line method over the term of the lesser of their useful lives or related lease agreements. Depreciation expense related to property and equipment for the fiscal years ended September 30, 2015, 2014 and 2013 was $1,155, $1,452 and $1,509 respectively.

Capitalized Software Costs. We capitalize costs associated with the development and implementation of software created or obtained for internal use in accordance with ASC 340‑50, Internal Use Software. Capitalized costs are depreciated using the straight line method over useful lives ranging between three and five years. These depreciation expenses for the fiscal years ended September 30, 2015, 2014 and 2013 were $962, $994 and $894, respectively.

Revenue Recognition. Revenue from services that we provide are recognized as earned in accordance with contractual agreements. Management and advisory services revenue consists of business management fees, property management fees and advisory fees earned from our Client Companies and EQC.

Business Management and Incentive Fees—Managed REITs and EQC

Prior to January 1, 2014, we earned annual base business management fees from the Managed REITs and EQC pursuant to business management agreements equal to the sum of (a) 0.5% of the historical cost of transferred real estate assets, if any, as defined in the applicable business management agreement, plus (b) 0.7% of the average invested capital (exclusive of the transferred real estate assets), as defined in the applicable business management agreement, up to $250,000, plus (c) 0.5% of the average invested capital exceeding $250,000. Prior to January 1, 2014 the base business management fee was paid 100.0% in cash.

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

These business management agreements were amended such that starting January 1, 2014 we earned annual base business management fees from the Managed REITs and EQC equal to the lesser of:

• the sum of (a) 0.5% of the historical cost of transferred real estate assets, if any, as defined in the applicable business management agreement, plus (b) 0.7% of the average invested capital (exclusive of the transferred real estate assets), as defined in the applicable business management agreement, up to $250,000, plus (c) 0.5% of the average invested capital exceeding $250,000; and

• the sum of (a) 0.7% of the average market capitalization, as defined in the applicable business management agreement, up to $250,000, plus (b) 0.5% of the average market capitalization exceeding $250,000.

The foregoing base business management fees are paid monthly in arrears, based on the REIT’s monthly financial statements and average market capitalization during the month.

On June 5, 2015, as part of the Up-C Transaction more fully described in Note 6, RMR LLC and each of the Managed REITs entered into amended and restated business management agreements and amended and restated property management agreements. Each of our amended management agreements have terms that end on December 31, 2035, and automatically extend on December 31st of each year so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension. Each of the Managed REITs has the right to terminate each amended management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of any calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. We have the right to terminate the amended management agreements for good reason, as defined therein.

If a Managed REIT terminates one or both of our amended management agreements for convenience, or if we terminate one or both of our amended management agreements with a Managed REIT for good reason, the Managed REIT has agreed to pay us a termination fee in an amount equal to the sum of the present values of the Managed REIT’s monthly future fees, as defined therein, for the terminated amended management agreement(s) for the remaining term. If a Managed REIT terminates one or both of our amended management agreements for a performance reason, as defined therein, the Managed REIT has agreed to pay to us the termination fee calculated as described above, but assuming a remaining term of 10 years. A Managed REIT is not required to pay any termination fee if a Managed REIT terminates its amended management agreements for cause or as a result of a change of control of us.

During the period January 1, 2014 until June 5, 2015, the base business management fee was paid 90.0% in cash and 10.0% in the applicable REIT’s common shares, which were fully vested when issued. The number of the REIT’s common shares issued in payment of the base business management fee for each month equaled 10.0% of the total base management fee for the REIT for that month divided by the average daily closing price on the NYSE of its common shares during that month. The amended management agreements require that all of the management fees payable from the Managed REITs to us after June 5, 2015 be paid in cash.

Under the business management agreements, we also earned annual incentive business management fees from the Managed REITs and EQC. The incentive business management fees are contingent performance based fees which are only recognized when earned at the end of each respective measurement period or termination of the related management agreement. Prior to January 1, 2014, the incentive fee was calculated as 15.0% of the product of (i) the weighted average of the respective REIT’s common shares outstanding on a fully diluted basis during a calendar year

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

and (ii) the excess, if any, of the funds from operations, or FFO, per share or cash available for distribution, as calculated in accordance with the applicable business management agreement, for such calendar year over the FFO per share or cash available for distribution, as applicable, for the preceding calendar year, subject to caps on the values of the incentive fees. Starting January 1, 2014 the incentive fees are calculated for each REIT as 12.0% of the product of (a) the equity market capitalization of the REIT, as defined in the applicable business management agreement, and (b) the amount, expressed as a percentage, by which the REIT’s total return per share, as defined in the applicable business management agreement, exceeded the benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, subject to caps on the values of the incentive fees.

For the fiscal years ended September 30, 2015, 2014 and 2013, we earned aggregate annual base business management fees of $108,035, $126,525 and $122,724, respectively, from the REITs then managed of which $6,564, $8,146 and zero, respectively, were paid in common shares of those REITs. For the fiscal years ended September 30, 2015, 2014 and 2013, we earned aggregate incentive business management fees from the Managed REITs of zero, $3,663 and $1,004, respectively, which were paid in common shares of the applicable Managed REITs. We earned an incentive business management fee for the fiscal year ended September 30, 2014 from EQC of $15,349, which was paid in cash.

Business Management Fees—Managed Operators, RMR Trust and AIC

We earn business management fees from the Managed Operators and RMR Trust pursuant to business management agreements equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under U.S. generally accepted accounting principles, or GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total non fuel revenues and (iv) in the case of RMR Trust, revenues from all sources reportable under GAAP. These fees are estimated and payable monthly in advance. We earn business management fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. For the fiscal years ended September 30, 2015, 2014 and 2013, we earned aggregate annual business management fees from the Managed Operators and AIC of $24,606, $21,983 and $21,323, respectively.

Property Management Fees

We earned property management fees pursuant to property management agreements with certain Client Companies and EQC. We generally earn fees under these agreements for property management services equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional property management fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. For the fiscal years ended September 30, 2015, 2014 and 2013, we earned aggregate property management fees of $29,685, $51,233 and $52,453, respectively.

Reimbursable Payroll and Related Costs

Pursuant to certain of our management agreements, the companies to which we provide management services pay or reimburse us for expenses incurred on their behalf. In accordance with ASC 605 Revenue Recognition, we present

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

certain payroll and related cost reimbursements we receive as revenue. A significant portion of these reimbursable payroll and related costs arises from services we provided pursuant to our property management agreements that were paid by tenants of our Client Companies and EQC. Our reimbursable payroll and related costs also include grants of common shares from Client Companies and EQC directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in the consolidated statements of comprehensive income over the requisite service period. We record an equal offsetting amount as compensation and benefits expense for all of our payroll and related cost revenues.

We report other expenses we incur on behalf of our Client Companies and EQC on a net basis as the management agreements provide that reimbursable expenses are to be billed directly to the client. This net basis accounting method is supported by some or all of the following factors, which we have determined defines us as an agent rather than a principal with respect to these matters:

• reimbursement to us is generally completed prior to payment of the related expenses;

• the property owner is contractually obligated to fund such operating costs of the property from existing cash flow or direct funding from its building operating account and we bear little or no credit risk;

• our clients are the primary obligor in relationships with the affected suppliers and service providers; and
• we earn no margin on the reimbursement aspect of the arrangement, obtaining reimbursement only for actual costs incurred.

For the fiscal years ended September 30, 2015, 2014 and 2013, we realized reimbursable payroll and related costs of $28,230, $64,049 and $60,398, respectively.

Advisory Fees—RIF

We earn advisory fees pursuant to an advisory agreement with RIF at the annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares plus the principal amount of any borrowings evidenced by notes, commercial paper or other similar instruments issued by RIF. For the fiscal years ended September 30, 2015, 2014 and 2013, we earned advisory fees $2,380, $2,244 and $2,086, respectively, under this advisory agreement.

Foreign Operations

The U.S. dollar is the functional currency of our U.S. operations. The functional currency of the subsidiary of RMR Intl that operated in Australia during the periods presented was the Australian dollar, as that was the principal currency in which the entity’s assets, liabilities, income and expenses were denominated. We translated that subsidiary’s financial statements into U.S. dollars when we combined that subsidiary’s financial statements with our U.S. operations. Generally, we translated assets and liabilities at the exchange rate in effect as of the balance sheet date. The accumulation of the resulting translation adjustments is included in cumulative other comprehensive loss in our consolidated balance sheets. We translated income statement accounts using the average exchange rate for the period and for income statement accounts that include significant non‑recurring transactions at the rate in effect as of the date of the

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

transaction. We were subject to foreign currency risk due to potential fluctuations in exchange rates between Australian and U.S. currencies as a change in the value of Australian currency compared to U.S. currency has an effect on our reported results of operations and financial position. As of September 30, 2015, 2014 and 2013, cumulative foreign currency translation adjustment gains (losses) for the fiscal years then ended were $189, ($205), and ($80), respectively.

Cumulative Other Comprehensive Income (Loss). Cumulative other comprehensive income (loss) represents our share of the comprehensive income (loss) of AIC, our unrealized loss from our available for sale securities and foreign currency translation adjustments.

Use of Estimates. Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

Concentration of Credit Risk. Financial instruments which potentially subject us to concentrations of credit risk are primarily cash accounts and amounts due from related parties. Historically, we have not experienced losses related to our cash accounts or to the credit of related parties.

Note 3. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The main provision of ASU 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risk and rewards transfer to the customer. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017. We have not yet determined the effects, if any, that the adoption of ASU 2014-09 may have on our financial position, results of operations, cash flows or disclosures.

Note  4. Income Taxes

As a result of the Up‑C Transaction, RMR Inc. became the sole managing member of RMR LLC. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. In addition, on June 1, 2015 and June 3, 2015, respectively, RMR Intl and RMR Advisors became wholly owned disregarded subsidiaries of RMR LLC. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and RMR Trust, based on each member’s respective ownership percentage. RMR Inc. is a corporation subject to U.S. federal and state income tax with respect to its allocable share of any taxable income of RMR LLC and its wholly owned subsidiaries.

We had profit before income taxes as follows:

	September 30,
	2015	2014	2013
United States	$82,377	$9,308	$(30,406)
Foreign	(108)	1,265	(1,339)
Total	$82,269	$10,573	$(31,745)

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

We had a provision for income taxes which consists of the following:

	September 30,
	2015	2014	2013
Current:
Federal	$250	$-	$-
State	35	1	2
Foreign	-	279	78

Deferred:
Federal	4,051	-	-
State	512	-	-
Foreign	-	-	-
Total	$4,848	$280	$80

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	September 30,
	2015	2014	2013
Income taxes computed at the federal statutory rate	35.00%	-%	-%
Permanent items	0.10%	0.02%	-%
Net income attributable to non-controlling interest	(34.00)%	-%	-%
Foreign taxes	-%	3.67%	1.13%
State taxes, net of federal benefit	4.80%	0.01%	(0.01)%
Change in valuation allowance	-%	(1.01)%	(1.37)%
Total	5.90%	2.69%	(0.25)%

In connection with the Up‑C Transaction, RMR Inc. recorded an increase in net deferred tax assets of $46,614 for the fiscal period ended September 30, 2015, of which $3,398 is included in prepaid and other current assets on our balance sheet, which is primarily attributable to the increase in the tax basis of the assets of RMR LLC as a result of the Up‑C Transaction.

For the periods prior to the Up-C Transaction, RMR LLC, RMR Advisors and RMR Intl are not eligible to file consolidated federal, state, or foreign income tax returns under existing tax law. Notwithstanding each separate tax filing requirement, the presentation for the periods prior to the Up-C Transaction represents the combined income tax expense for federal, state, and foreign tax purposes.

For the periods prior to the Up-C Transaction, RMR LLC was a single member limited liability company, and it was generally disregarded for federal and most state income tax purposes. For the periods prior to the Up-C Transaction the sole member of RMR LLC was RMR Trust. RMR Trust elected to be treated as an S corporation for income tax purposes and is generally not subject to federal and most state income taxes. RMR LLC and RMR Trust, however, are subject to certain state income taxes. In states where RMR LLC incurs income taxes, it may be subject to audit for tax years ending September 30, 2011 through its most recent filings. For the period October 1, 2014 to June 5, 2015, and the fiscal years ended September 30, 2014 and 2013, RMR LLC had a provision for income tax expense of $4,  $280 and $80 respectively.

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

For the periods prior to the Up-C Transaction, RMR Advisors elected to be treated as an S corporation for income tax purposes and was also generally not subject to federal and most state income taxes. RMR Advisors was, however, subject to certain state income taxes notwithstanding its S corporation status. RMR Advisors may be subject to audit for tax years ending September 30, 2011 through its most recent filings. For the period ended June 4, 2015 and the fiscal years ended September 30, 2014 and 2013, RMR Advisors had no provision for income tax expense.

For the periods prior to the Up-C Transaction, RMR Intl was a partnership for U.S. income tax purposes and was not subject to federal and state income tax. RMR Intl conducted business in Australia through a foreign entity that was subject to Australian income tax. RMR Intl, and its foreign subsidiary, may be subject to audit for tax years ending September 30, 2013 through its most recent filings. For the period ended June 4, 2015 and the fiscal years ended September 30, 2014 and 2013, RMR Intl had no provision for foreign income taxes because RMR Intl has certain offsetting tax losses related to contract termination fees and other business start‑up costs. We have determined that it is likely that RMR Intl will not realize the benefit of its remaining deferred tax assets and, therefore, we maintain a full valuation allowance against our deferred tax assets related to RMR Intl.

The components of the deferred tax assets as of September 30, 2015, 2014 and 2013 are as follows:

	September 30,
	2015	2014	2013
Deferred tax assets:
Termination fee	$190	$286	$413
Organization costs	16	23	34
Outside basis difference	46,614	-	-
Total deferred tax assets	46,820	309	447
Valuation allowance	(206)	(309)	(447)
Total deferred tax assets	$46,614	$-	$-

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. We recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses.

Note 5. Fair Value of Financial Instruments

As of September 30, 2015 and 2014, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and due to related parties, were not materially different from their carrying values due to the short term nature of these financial instruments.

Recurring Fair Value Measures

On a recurring basis we measure certain financial assets and financial liabilities at fair value based upon quoted market prices. ASC 820, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), and the lowest priority to unobservable inputs (Level 3). A

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

financial asset’s or financial liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following are our assets and liabilities that all have been measured at fair value using Level 1 in the fair value hierarchy as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Money market funds included in cash and cash equivalents	$33,241	$124,576
Available for sale securities	-	2,317
Equity investments accounted for under fair value option:
GOV (0 and 27,103 common shares, respectively; each < 1.0% of outstanding shares)	-	594
HPT (0 and 86,969 common shares, respectively; each < 1.0% of outstanding shares)	-	2,335
SIR (0 and 556,001 common shares, respectively; each < 1.0% of outstanding shares)	-	13,371
SNH (0 and 85,986 common shares, respectively; each < 1.0% of outstanding shares)	-	1,799
RIF (0 and 31,997 common shares, respectively; each < 1.0% of outstanding shares)	-	602
	-	18,701
Current portion of due from related parties related to share based payment awards	4,267	4,639
Long term portion of due from related parties related to share based payment awards	6,446	7,183
Current portion of accounts payable, accrued expenses and deposits related to share based payment awards	4,267	4,639
Long term portion of employer compensation liability related to share based payment awards	6,446	7,183

Note  6. Related Person Transactions

Our Founders are the beneficial owners of RMR Trust, which for the periods prior to June 5, 2015 was the sole owner of RMR LLC. RMR Trust owns all of RMR Inc.’s outstanding Class B‑1 and Class B‑2 Common Shares and 15,000,000 class A membership units of RMR LLC. For the periods prior to June 5, 2015, our Founders also were the owners of RMR Advisors and RMR Intl. For the periods presented, our Founders are directors of AIC and the shareholders and directors of Sonesta. Our Founders are directors and officers of RMR Inc. and officers of RMR LLC. Our Founders are also managing trustees of each of the Managed REITs. Barry M. Portnoy is a managing director of Five Star and of TA. All of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are also officers of RMR LLC. Until March 25, 2014, our Founders were the managing trustees of EQC, and, until May 23, 2014, Adam D. Portnoy was the President of EQC. We consider that EQC ceased to be our related party on March 25, 2014; however, the full amount of fees earned from EQC for the periods presented are included in this Note.

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

Revenues from Related Parties.  For the fiscal years ended September 30, 2015, 2014 and 2013, we recognized revenues from related parties as set forth in the following table:

	Total Revenues
	For the Fiscal Years Ended September 30,
	2015		2014		2013
	$	%	$	%	$	%
Managed REITs:
GOV	$28,981	15.0%	$27,287	9.6%	$24,348	9.4%
HPT	40,887	21.2%	43,730	15.3%	40,401	15.5%
SIR	32,260	16.7%	19,784	6.9%	15,005	5.8%
SNH	53,213	27.6%	44,472	15.6%	41,353	15.9%
	155,341	80.5%	135,273	47.4%	121,107	46.6%

Managed Operators:
Five Star	9,169	4.7%	12,749	4.5%	14,120	5.4%
Sonesta	1,848	1.0%	1,501	0.5%	1,514	0.6%
TA	14,286	7.4%	12,671	4.4%	11,035	4.2%
	25,303	13.1%	26,921	9.4%	26,669	10.2%

Other:
AIC	247	0.1%	337	0.1%	338	0.1%
RIF	2,380	1.2%	2,244	0.8%	2,086	0.8%
RMR Trust	3,385	1.8%	3,764	1.3%	2,926	1.1%
EQC	6,280	3.3%	116,507	41.0%	106,862	41.2%
	12,292	6.4%	122,852	43.2%	112,212	43.2%
	$192,936	100.0%	$285,046	100.0%	$259,988	100.0%

Investment in Managed REITs, EQC and RIF

For the period January 1, 2014 until June 5, 2015, we were paid a part of our base business management fees from the Managed REITs and EQC in common shares of the respective REIT. For the fiscal years ended September 30, 2015 and 2014, we received shares for such fees as follows:

	For the Fiscal Years Ended September 30,
	2015		2014
	No. of		No. of
REIT	Shares	Value	Shares	Value
GOV	30,276	$692	27,103	$672
HPT	84,810	2,605	86,969	2,474
SIR	39,927	982	23,136	668
SNH	103,265	2,285	85,986	1,978
EQC	-	-	90,135	2,354
		$6,564		$8,146

All of the incentive business management fees we earned from the Managed REITs during the periods presented were paid in Managed REIT common shares. During the fiscal year ended September 30, 2014, we received 105,536 common shares of HPT (valued at $2,772) and 32,865 common shares of SIR (valued at $891) as incentive business management fees. All of these shares, except the shares of SIR, were transferred to our Founders on or about the dates of their issuance at their respective market values. During the period ended June 5, 2015, we also owned 500,000 common shares of SIR, which we acquired in July 2014 for a cash purchase price of $16,018 and distributed to our Founders prior to the Up‑C Transaction.

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

Cash dividends that we received on the shares of the Managed REITs and EQC which we owned during the periods presented totaled $1,237, $380 and zero for the fiscal years ended September 30, 2015, 2014 and 2013, respectively, and are reported as interest and other income in our consolidated statements of comprehensive income.

We also historically owned shares of RIF, with a cumulative historical purchase price of $1,243 as of June 5, 2015 which participated in RIF’s dividend reinvestment program, and as a result, our quarterly dividend distributions from RIF were reinvested in purchasing additional RIF shares. For the fiscal years ended September 30, 2015, 2014 and 2013, we purchased 1,068, 2,223 and 1,860 shares, respectively, for $22, $41 and $38, respectively, pursuant to this dividend reinvestment program.

Investment in AIC

AIC was formed in 2008 and provides a combined property insurance program for companies that we manage. In the periods presented until May 9, 2014, RMR LLC, the Managed REITs, Five Star, TA and EQC each owned 12.5% of AIC. On May 9, 2014, pursuant to the terms of a shareholders agreement, each of the shareholders of AIC other than EQC purchased a pro rata amount of EQC’s ownership of AIC for $825 (total purchase price of $5,775), and thereafter RMR LLC, the Managed REITs, Five Star and TA each owned 14.3% of AIC. As of September 30, 2014, the book value of our ownership of AIC was $6,796 and the historical cost basis of our ownership of AIC was $6,034. For the fiscal years ended September 30, 2015, 2014 and 2013, the earnings of AIC attributable to us were $115, $160 and $299, respectively. Prior to the Up‑C Transaction, RMR LLC distributed our ownership of AIC to RMR Trust. We also provide management services to AIC. For the fiscal years ended September 30, 2015, 2014 and 2013, our management fees earned from AIC were $247, $337 and $338, respectively.  We recognized unrealized gains (losses) of $35, $24 and ($76) related to investments in available for sale securities owned by AIC in the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Amounts due from or due to related parties

The following table represents amounts due from and to related parties as of the dates listed:

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

	As of September 30,
	2015	2014
Amounts due from:
Managed REITs:
GOV	$3,506	$3,730
HPT	6,990	7,191
SIR	4,741	3,700
SNH	6,853	6,819
	22,090	21,440

Managed Operators:
Five Star	1,361	2,167
Sonesta	16	65
TA	821	1,192
	2,198	3,424

Other Client Companies:
AIC	22	21
RMR Trust	122	57,015
	144	57,036
	$24,432	$81,900

Amounts due to:
RMR Trust	$-	$32,023
	$-	$32,023

The non‑cash distribution to RMR Trust prior to the Up‑C Transaction included $28,306 of amounts due from related parties as of that date.

As noted above, EQC ceased to be a related party to us as of March 25, 2014. The amounts due to us from EQC as of September 30, 2015 and 2014 were zero and $26,229, respectively.

Leases

As of September 30, 2015, we leased from RMR Trust and certain Managed REITs office space for use as our headquarters and local offices under 21 different leases. During the fiscal years ended September 30, 2015, 2014 and 2013, we incurred rental expense under related party leases aggregating $4,120, $3,866 and $4,070, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated.

In addition to the 21 related party leases described in the preceding paragraph, we leased office space from EQC during the fiscal years ended September 30, 2014 and 2013. During the fiscal year ended September 30, 2014 and 2013, we incurred rental expense under the EQC leases aggregating approximately $618 and $815, respectively. As of September 30, 2014 we had no leases with EQC; some of the EQC leases were terminated during the year in the ordinary course and the balance were terminated when our management agreements with EQC were terminated on September 30, 2014. After September 30, 2014, we amended certain leases and entered new leases (some with related parties) as part of a reorganization after the termination of our EQC management agreements and leases.

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

The Up‑C Transaction.

On June 5, 2015, we were a party to a transaction with RMR Trust and the Managed REITs, or the Up‑C Transaction.

In anticipation of the Up‑C Transaction, the Members and RMR LLC transferred certain assets and made certain adjustments to their businesses as follows: (i) our Founders contributed their 100.0% ownership of RMR Advisors and RMR Intl to RMR Trust, and RMR Trust contributed these ownership interests to RMR LLC; (ii) all of the shares of the Managed REITs, RIF and AIC owned by RMR LLC were distributed by RMR LLC to RMR Trust; (iii) certain cash and cash equivalents, including cash that had been paid or contributed to RMR LLC by RMR Trust in 2014, were distributed to RMR Trust; (iv) RMR LLC entered into a new business management agreement and an amended property management agreement with RMR Trust and an amended business management agreement with Sonesta; (v) in connection with these new and amended management agreements, certain employees of RMR LLC and personal property (including property used by the transferred employees) which RMR LLC determined would not be required for its continuing business were transferred to RMR Trust and sold to Sonesta for proceeds of $1,335; and (vi) all intercompany advances between RMR Trust and RMR LLC were settled in cash in advance of the Up‑C Transaction.

In the Up‑C Transaction: (a) RMR Trust contributed $11,520 in cash to RMR Inc. which RMR Inc. subsequently contributed to RMR LLC; (b) GOV contributed 700,000 of its common shares and $3,917 in cash to RMR Inc., HPT contributed 1,490,000 of its common shares and $12,622 in cash to RMR Inc., SIR contributed 880,000 of its common shares and $15,880 in cash to RMR Inc. and SNH contributed 2,345,000 of its common shares and $13,967 in cash to RMR Inc.; (c) RMR Inc. issued 1,000,000 Class B‑1 Common Shares and 15,000,000 Class B‑2 Common Shares to RMR Trust; (d) RMR Inc. issued 1,541,201 Class A Common Shares to GOV, 5,019,121 Class A Common Shares to HPT, 3,166,891 Class A Common Shares to SIR and 5,272,787 Class A Common Shares to SNH; (e) RMR Trust delivered to RMR Inc. 15,000,000 of the 30,000,000 class A membership units of RMR LLC it then owned; and (f) RMR Inc. delivered to RMR Trust the shares and cash which had been contributed to RMR Inc. by the Managed REITs. Pursuant to the transaction agreements, the Managed REITs agreed to distribute approximately half of our Class A Common Shares they acquired in the Up‑C Transaction to their respective shareholders as a special distribution, and we agreed to facilitate this distribution by filing a registration statement with the Securities and Exchange Commission, or SEC, to register those Class A Common Shares to be distributed and by seeking a listing of those shares on a national stock exchange. During the period June 5 to September 30, 2015, RMR LLC incurred $5,454 of general and administrative expenses related to the Up‑C Transaction.

As part of the Up‑C Transaction and concurrently with entering into the transaction agreements, on June 5, 2015, the following additional agreements were entered into:

• Amendment and Restatement of Managed REIT Management Agreements.  RMR LLC and each of the Managed REITs entered into an amended and restated business management agreement and an amended and restated property management agreement, which amended and restated their preexisting business and property management agreements and extended them for 20 years.

• RMR Trust Registration Rights Agreements.  RMR Inc. entered into a registration rights agreement with RMR Trust pursuant to which RMR Trust received demand and piggyback registration rights, subject to certain limitations, covering the Class A Common Shares, including the shares received on conversion of Class B‑1 Common Shares or redemption of the paired Class B‑2 Common Shares and class A membership units of RMR LLC.

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

• Managed REIT Registration Rights Agreements.  RMR Inc. entered into a registration rights agreement with each Managed REIT covering the Class A Common Shares that it received in the Up‑C Transaction, pursuant to which the Managed REIT received demand and piggyback registration rights, subject to certain limitations.

• Founders Registration Rights and Lock‑Up Agreements.  Our Founders and RMR Trust entered into a Registration Rights and Lock‑Up Agreement with each Managed REIT with respect to each Managed REIT’s common shares pursuant to which RMR Trust and our Founders each agreed not to transfer the Managed REITs’ common shares acquired in the Up‑C Transaction for a period of ten years, subject to certain exceptions, and RMR Trust and our Founders received demand and piggyback registration rights from the Managed REITs, subject to certain limitations.

• Tax Receivable Agreement.  RMR Inc. and RMR LLC entered into a tax receivable agreement with RMR Trust that provides for the payment by RMR Inc. to RMR Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with RMR Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement.

As a result of the Up‑C Transaction, RMR LLC became a subsidiary of RMR Inc., RMR Inc. became the Managing Member of RMR LLC and each Managed REIT became the owner of more than 5.0% of the outstanding Class A Common Shares of RMR Inc.

In the Up‑C Transaction, the Managed REITs contributed cash and shares of the Managed REITs with a combined value of $167,764 to RMR Inc. The transaction agreements calculate the value of the Managed REITs’ common shares using a 20 business day volume weighted average trading price, or $126,400; however, for accounting purposes, these common shares are valued at the NYSE trading closing price of these shares on the date of the Up‑C Transaction, or $121,378. In addition, for purposes of GAAP, we concluded that the consideration received from the Managed REITs for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares. As a result, we recorded $193,806 in other assets under ASC 605‑50, Consideration Given to a Customer. The consideration received from the Managed REITs was allocated to the 15,000,000 Class A Common Shares and the 20 year management agreements under the relative selling price method in accordance with ASC 605‑25, Multiple Element Arrangements, using our best estimate of selling price for each of the deliverables. The other assets of $193,806 is being amortized against revenue recognized related to the management agreements with the Managed REITs using the straight line method through the period ended December 31, 2035. For the fiscal year ended September 30, 2015, we reduced revenue $2,999 related to the amortization of these other assets.

We recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the purchase of the 15,000,000 class A membership units of RMR LLC described above as a deferred tax asset in the condensed consolidated financial statements. The tax receivable agreement resulted in an aggregate $65,834 of amounts payable. The amounts we recorded for our obligations under the tax receivable agreement related to the purchase of the 15,000,000 class A membership units are estimates. Future redemptions of RMR LLC’s Class A membership units, if and when they occur, will be accounted for in a similar manner. The term of the Tax Receivable Agreement commenced on June 5, 2015 and will continue until all such tax benefits have been utilized or expired, unless the Tax Receivable Agreement is terminated upon a change of control or upon certain breaches of the agreement that we fail to cure in accordance with the terms of the agreement.

Other

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

On June 28, 2013, we and six companies to which we then provided management services (i.e., the Managed REITs, Five Star and EQC) purchased a combined directors’ and officers’ liability insurance policy providing for $15,000 of combined primary nonindemnifiable coverage. We paid a premium of $147 for this coverage which was extended through August 31, 2014. Effective August 31, 2014, we and six companies to which we then provided management services (i.e., the Managed REITs, Five Star and TA) purchased a two year directors’ and officers’ liability insurance policy providing $10,000 of combined primary coverage, including certain errors and omissions insurance coverage. We paid a premium of $152 for this coverage. Effective August 31, 2015 these policies were extended for an additional year and we paid a premium of $102 for this extended coverage. On November 24, 2015, the existing policies were extended by an additional year and a separate directors’ and officers’ liability providing for $20,000 of secondary combined coverage was added.  We paid a premium of $250 for the extension and additional coverage.

For the period October 1, 2013 through June 5, 2015, amounts were periodically advanced and repaid between RMR Trust and its then 100.0% owned subsidiary RMR LLC. These advances were due on demand without interest. There were no advances outstanding between RMR Trust and RMR LLC as of September 30, 2015 and 2014. Also, for the period October 1, 2013 through June 5, 2015, our Founders periodically made loans for working capital to RMR LLC which loans were due on demand and required interest at the minimum monthly adjustable federal rate required for tax reporting. At September 30, 2015 and 2014, respectively, no loans were outstanding from our Founders to RMR LLC; however loans for $57,000 and $24,500 were outstanding for limited periods during the fiscal years ended September 30, 2014 and 2013, respectively; and interest on these loans of $144 and $52 was paid to our Founders during the fiscal years ended September 30, 2014 and 2013, respectively. Also, during the fiscal year ended September 30, 2013, our Founders made an additional capital contribution to RMR Advisors of $2,000 and an initial capital contribution to RMR Intl of $2,710.

Note  7. Shareholders’ Equity

Common Shares

RMR Inc.’s authorized capital stock consists of 31,000,000 shares of Class A Common Shares, par value $0.001 per share, 1,000,000 shares of Class B‑1 Common Shares, par value $0.001 per share and 15,000,000 shares of Class B‑2 Common Shares, par value $0.001 per share.

Class A Common Shares entitle holders to one vote for each share held of record on all matters submitted to a vote of shareholders. Class B‑1 Common Shares entitle holders to ten votes for each share held of record on all matters submitted to a vote of shareholders. Each Class B‑1 Common Share may, at the option of its holder, be converted into a Class A Common Share, on a one for one basis. Class B‑2 Common Shares are entitled to ten votes for each share held of record on all matters submitted to a vote of shareholders. RMR Inc.’s Class B‑2 Common Shares are paired with class A membership units of RMR LLC held by RMR Trust. The class A membership units of RMR LLC may, at the option of the holder, be redeemed for Class A Common Shares on a one to one basis, and upon such redemption our Class B‑2 Common Shares which are paired with the class A membership units are automatically cancelled. RMR Inc. has the option to settle the redemption in cash. Holders of our Class A Common Shares, Class B‑1 Common Shares and Class B‑2 Common Shares vote together as a single class on all matters submitted to a vote of our common shareholders except as required by law and except for amendments to our charter that materially and adversely affect a single class of common shares, in which case, only the affected class of shares have the right to vote on such amendments.

Class A Common Shares—In the Up‑C Transaction, the Managed REITs contributed cash and equity interests in the Managed REITs with a combined fair value of $167,764 and received 15,000,000 shares of RMR Inc.’s Class A Common Shares. We recorded an increase of $15 to the par value of Class A Common Shares and $361,570 to additional paid in capital. The increase in the par value and additional paid in capital represents the combination of the cash, the fair

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

value of the Managed REITs’ shares and the additional consideration received from the Managed REITs as described above in Note 6.

Class B‑1 Common Shares—In the Up‑C Transaction, RMR Trust contributed $11,520 in cash to RMR Inc. and RMR Inc. issued the 1,000,000 Class B‑1 Common Shares to RMR Trust. We recorded an increase of $1 to the par value of Class B‑1 Common Shares and $11,519 to additional paid in capital.

Class B‑2 Common Shares—In the Up‑C Transaction, we issued 15,000,000 Class B‑2 Common Shares to RMR Trust, which are paired with the 15,000,000 RMR LLC class A membership units owned by RMR Trust and have no independent economic interest in RMR Inc. We paid $167,764 to RMR Trust in exchange for 15,000,000 class A membership units of RMR LLC—and recognized a deemed distribution of $165,796 as a result of recording the 15,000,000 RMR LLC class A membership units at RMR Trust’s carrying value because this transaction was considered to be between entities under common control.  The deemed distribution represents the consideration of $167,764, the issuance of the Class B‑2 Common Shares ($15 of par value) less the historical basis of $1,983 in the portion of RMR LLC sold to RMR Inc.

Distributions

On September 11, 2015, pursuant to the RMR LLC Operating Agreement, RMR LLC made required quarterly tax distributions to its unit holders of $400, of which $206 and $194 was distributed to us and RMR Trust, respectively, based on each unit holder’s respective ownership.  The $206 distributed to us was eliminated in these consolidated financial statements, and the $194 distributed to RMR Trust was recorded as a reduction of their noncontrolling interest.

On November 13, 2015 we declared a dividend to the shareholders of record of our Class A Common Shares and Class B-1 Common Shares as of November 25, 2015, in the amount of $0.5260 per Class A Common Share and Class B-1 Common Share, or $8,416.  The amount of this distribution was calculated as $0.25 per share per quarter for the period June 5, 2015 to December 14, 2015. We paid this dividend on December 15, 2015.  This dividend was funded by a distribution from RMR LLC to its unit holders in the amount of $0.5260 per unit, or $16,306, of which $8,416 was distributed to us based on our aggregate ownership of 16 million units in RMR LLC and $7,890 was distributed to RMR Trust based on its ownership of 15 million class A units.

Note 8.  Per Common Share Amounts

Earnings per common share reflects net income attributable to RMR Inc. divided by our weighted average common shares outstanding. Basic and diluted weighted average common shares outstanding represents our 15,000,000 Class A Common Shares and our 1,000,000 Class B‑1 Common Shares. Our Class B‑2 Common Shares, which are paired with RMR Trust’s class A membership units, have no independent economic interest in RMR Inc.

The 15,000,000 RMR LLC class A units that we do not own may be redeemed for our Class A Common Shares on a one for one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a RMR LLC class A unit, our Class B‑2 Common Share “paired” with such unit is cancelled for no additional consideration. If all outstanding RMR LLC class A units were redeemed for our Class A Common Shares in the periods presented our Class A Common Shares outstanding would have been 30,000,000. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the period presented, such redemption is not reflected in diluted earnings per share as the assumed redemption is anti‑dilutive.

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

Note  9. Net Income Attributable to RMR Inc.

The historical net income attributable to the noncontrolling interest includes 100.0% of the income earned by RMR LLC from October 1, 2013 through June 4, 2015, when RMR LLC was 100.0% owned by RMR Trust, and 48.4% of the income earned from June 5, 2015 through September 30, 2015, when RMR LLC was 48.4% owned by RMR Trust.

Note 10. Cumulative Other Comprehensive Income (Loss)

The following table presents a roll forward of amounts recognized in cumulative other comprehensive income (loss) by component for the fiscal years ended September 30, 2015, 2014 and 2013:

	Unrealized	Equity in
	Gain (Loss)	Unrealized	Foreign
	On Available	Gain (Loss)	Currency
	For Sale	of An	Translation
	Securities	Investee	Adjustments	Total
Balances as of September 30, 2012	$-	$108	$-	$108
Other comprehensive income (loss) before reclassifications	-	(62)	(80)	(142)
Amounts reclassified from cumulative other comprehensive
income (loss) to net income (loss)	-	(14)	-	(14)
Net current period other comprehensive income (loss)	-	(76)	(80)	(156)
Balances as of September 30, 2013	-	32	(80)	(48)
Other comprehensive income (loss) before reclassifications	(37)	56	(125)	(106)
Amounts reclassified from cumulative other comprehensive
income (loss) to net income (loss)	-	(32)	-	(32)
Net current period other comprehensive income (loss)	(37)	24	(125)	(138)
Balances as of September 30, 2014	(37)	56	(205)	(186)
Other comprehensive income (loss) before reclassifications	(54)	35	(252)	(271)
Net current period other comprehensive income (loss)	(54)	35	(252)	(271)
Reorganization of equity structure	-	-	646	646
Reductions for securities sold during the period	91	-	-	91
Investments distributed to RMR Trust during the period	-	(91)	-	(91)
Balances as of September 30, 2015	$-	$-	$189	$189

Note 11. Employee Benefits

We have established a defined contribution savings plan for eligible employees under the provisions of U.S. Internal Revenue Code Section 401(k) whereby we contribute 100.0% of the first 3.0% and 50.0% of the next 2.0% of an employee’s cash compensation contributed to the plan up to stated maximums. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Employees’ contributions and our related matching contributions are fully vested when made. Our plan contributions and expenses for the fiscal years ended September 30, 2015, 2014 and 2013 were $1,326, $2,542 and $3,144, respectively.

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

Note 12. EQC Termination and Cooperation Agreement

Pursuant to a Termination and Cooperation Agreement dated September 30, 2014, or the Termination and Cooperation Agreement, EQC and RMR LLC terminated RMR LLC’s business and property management agreements with EQC. As a result, we incurred termination expenses associated with the termination of certain employees. Under the terms of the Termination and Cooperation Agreement, RMR LLC agreed to be financially responsible for certain severance payments to our former employees and EQC agreed to pay certain accrued benefits for certain impacted employees. In accordance with ASC 420, Exit or disposal cost obligations, we recorded one time termination benefits expense for impacted employees through September 30, 2014 of $2,330. We incurred an additional $116 of costs associated with severance and vacation payouts in November 2014, which are reflected in our consolidated financial statements for the fiscal year ended September 30, 2015.

Pursuant to the Termination and Cooperation Agreement, RMR LLC assisted EQC in the transition of EQC’s management and operations through February 28, 2015, and EQC paid RMR LLC $1,200 per month for transition services from October 1, 2014 to February 28, 2015. Also, we continued to provide certain services for EQC in Australia until October 31, 2015.

Note 13. Commitments

We lease office space under operating leases. These leases generally contain fixed contractual rent changes and certain of the leases provide for operating expense reimbursements. We recognize rental expense on operating leases that contain fixed contractual rent changes on a straight line basis over the terms of the respective leases. As of September 30, 2015, we had 27 leases that expire at various dates through 2025. We incurred rental expense for the fiscal years ended September 30, 2015, 2014 and 2013 of $4,426, $4,581 and $4,166, respectively, including non‑cash straight line rent expense of $48, $70 and $77, respectively. Rental expense is included in general and administrative expenses in our consolidated statement of comprehensive income. Certain of these leases also provide us with options to extend the respective terms of the leases. The future scheduled minimum lease payments under the terms of these leases as of September 30, 2015 are as follows (per fiscal year ended September 30):

2016	$3,859
2017	3,702
2018	3,682
2019	3,520
2020	3,053
Thereafter	15,330
$33,146

Some of the foregoing leases are with related parties. For more information about these related party leases, see Note 6 above..

Note 14. Indebtedness

During the fiscal years ended September 30, 2014 and 2013, RMR LLC had a $2,000 unsecured demand line of credit with RBS Citizens National Association, or Citizens, that accrued interest on outstanding balances, if any, at the prime rate, which was renewed periodically and had no stated maturity. RMR Trust guaranteed the amounts outstanding under this line of credit. There were no borrowings outstanding for the fiscal years ended September 30, 2014 and 2013, and this line of credit expired in July 2014.

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

During the fiscal years ended September 30, 2015, 2014 and 2013,  RMR LLC had unconditionally guaranteed revolving lines of credit to certain subsidiaries of RMR Trust made available by U.S. Bank National Association, or U.S. Bank, and Citizens for up to $57,500 and $36,650, respectively. As of September 30, 2014 and 2013, there were no amounts outstanding under these credit facilities. This credit facility with Citizens expired in February 2015. Effective May 1, 2015, RMR LLC’s guarantee of the U.S. Bank credit facility agreement was released. Our financial statements for the fiscal years ended September 30, 2015, 2014 and 2013 do not reflect any amounts in connection with these guarantees.

As reported in Note 6 above, during the periods presented and prior to June 5, 2015, amounts periodically were advanced and repaid between RMR Trust and its then 100.0% owned subsidiary RMR LLC, and our Founders periodically made loans for working capital to RMR LLC.

Note 15. Segment Reporting

We have one reportable business segment, which is RMR LLC. In the table below, All Other Operations includes the operations of RMR Inc., RMR Advisors and RMR Intl.

	Fiscal Year Ended September 30, 2015
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$161,903	$423	$162,326
Reimbursable payroll and related costs	28,230	-	28,230
Advisory services	-	2,380	2,380
Total revenues	190,133	2,803	192,936
Expenses
Compensation and benefits	81,886	1,570	83,456
Separation expense	116	-	116
General and administrative	25,892	643	26,535
Depreciation expense	2,117	-	2,117
Total expenses	110,011	2,213	112,224
Operating income	80,122	590	80,712
Interest and other income	1,668	64	1,732
Unrealized gains (losses) attributable to changes in fair value of stock
accounted for under the fair value option	(317)	27	(290)
Income before income tax expense and equity in earnings
of investee	81,473	681	82,154
Income tax expense	60	(4,908)	(4,848)
Equity in earnings of investee	115	-	115
Net income (loss)	$81,648	$(4,227)	$77,421

Total Assets:	$255,531	$48,361	$303,892

(1)	Intersegment revenues of $752 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the consolidated financial statements.

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

	Fiscal Year Ended September 30, 2014
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$217,014	$1,739	$218,753
Reimbursable payroll and related costs	64,049	-	64,049
Advisory services	-	2,244	2,244
Total revenues	281,063	3,983	285,046
Expenses
Compensation and benefits	125,780	2,061	127,841
Members profit sharing	116,000	-	116,000
Separation expense	2,330	-	2,330
General and administrative	21,125	832	21,957
Depreciation expense	2,446	-	2,446
Total expenses	267,681	2,893	270,574
Operating income	13,382	1,090	14,472
Interest and other income	428	69	497
Unrealized gains (losses) attributable to changes in fair value of stock
accounted for under the fair value option	(4,603)	47	(4,556)
Income before income tax expense and equity in earnings of investee	9,207	1,206	10,413
Income tax expense	(1)	(279)	(280)
Equity in earnings of investee	160	-	160
Net income	$9,366	$927	$10,293

Total Assets:	$281,533	$5,690	$287,223

(1)	Intersegment revenues of $1,276 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the consolidated financial statements.

The RMR Group Inc.

Notes to Consolidated Financial Statements

(dollars in thousands)

	Fiscal Year Ended September 30, 2013
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$196,300	$1,204	$197,504
Reimbursable payroll and related costs	60,398	-	60,398
Advisory services	-	2,086	2,086
Total revenues	256,698	3,290	259,988
Expenses
Compensation and benefits	121,632	1,976	123,608
Members profit sharing	146,000	-	146,000
General and administrative	17,235	2,906	20,141
Depreciation expense	2,403	-	2,403
Total expenses	287,270	4,882	292,152
Operating loss	(30,572)	(1,592)	(32,164)
Interest and other income	98	41	139
Unrealized losses attributable to changes in fair value of stock
accounted for under the fair value option	-	(19)	(19)
Loss before income tax expense and equity in earnings	(30,474)	(1,570)	(32,044)
Income tax expense	(2)	(78)	(80)
Equity in earnings of investee	299	-	299
Net loss	$(30,177)	$(1,648)	$(31,825)

Total Assets:	$185,653	$5,256	$190,909

(1)	Intersegment revenues of $1,133 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the consolidated financial statements.

Note 16. Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for our fiscal years 2015 and 2014 (dollars in thousands, except per share amounts):

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$46,836	$49,810	$48,179	$48,111
Net income	$19,648	$25,183	$16,273	$16,317
Net income available for common shareholders	$-	$-	$970	$6,333
Net income available for common shareholders per share	$-	$-	$0.06	$0.40
Common distributions declared	$-	$-	$-	$-

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$64,404	$69,490	$65,220	$85,932
Net income (loss)	$26,884	$32,876	$29,049	$(78,516)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RMR GROUP INC.
By:	/s/ Adam D. Portnoy Adam D. Portnoy Managing Director, President and Chief Executive Officer and Director
Dated: December 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam D. Portnoy Adam D. Portnoy	Managing Director, President and Chief Executive Officer and Director (principal executive officer)	December 18, 2015
/s/ Matthew P. Jordan Matthew P. Jordan	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	December 18, 2015
/s/ Barry M. Portnoy Barry M. Portnoy	Managing Director and Director	December 18, 2015
/s/ Ann Logan Ann Logan	Director	December 18, 2015
/s/ Walter C. Watkins, Jr. Walter C. Watkins, Jr.	Director	December 18, 2015
/s/ Frederick N. Zeytoonjian Frederick N. Zeytoonjian	Director	December 18, 2015