Form 10-Q
period 2015-12-31
RMR Group Inc.
filed 2016-02-09
CIK 1644378

 Xa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 5, 2016, there were 15,000,000 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

 FORM 10-Q

December 31, 2015

PART I.       Financial Information

Item 1.  Financial Statements

The RMR Group Inc.

Condensed Consolidated Balance Sheets

 (dollars in thousands, except share amounts)

(unaudited)

	December 31,	September 30,
Assets	2015	2015
Current assets:
Cash and cash equivalents	$25,081	$34,497
Due from related parties	82,253	17,986
Prepaid and other current assets	3,378	2,863
Total current assets	110,712	55,346

Furniture and equipment	5,675	5,307
Leasehold improvements	852	852
Capitalized software costs	4,312	4,292
Total property and equipment	10,839	10,451
Accumulated depreciation	(6,255)	(5,772)
	4,584	4,679
Due from related parties, net of current portion	6,075	6,446
Deferred tax asset	46,270	46,614
Other assets, net of amortization	188,453	190,807
Total assets	$356,094	$303,892

Liabilities and Equity
Current liabilities:
Accounts payable, accrued expenses and deposits	$23,601	$18,439
Due to related parties	26,611	-
Total current liabilities	50,212	18,439
Long term portion of deferred rent payable, net of current portion	552	450
Amounts due pursuant to tax receivable agreement	64,905	64,905
Employer compensation liability, net of current portion	6,075	6,446
Total liabilities	121,744	90,240

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,000,000 shares authorized; 15,000,000 shares
issued and outstanding at December 31, 2015 and September 30, 2015, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized,
issued and outstanding at December 31, 2015 and September 30, 2015, respectively	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized,
issued and outstanding at December 31, 2015 and September 30, 2015, respectively	15	15
Additional paid in capital	93,425	93,425
Retained earnings	24,357	7,303
Cumulative other comprehensive income	78	73
Cumulative common distributions	(8,416)	-
Total shareholders’ equity	109,475	100,832
Noncontrolling interest	124,875	112,820
Total equity	234,350	213,652
Total liabilities and equity	$356,094	$303,892

See accompanying notes.

The RMR Group Inc.

Condensed Consolidated Statements of Comprehensive Income

 (dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
Revenues	2015	2014
Management services	$102,059	$39,210
Reimbursable payroll and related costs	7,490	7,034
Advisory services	581	592
Total revenues	110,130	46,836
Expenses
Compensation and benefits	21,304	22,845
Separation expense	163	116
General and administrative	6,512	5,015
Depreciation expense	483	579
Total expenses	28,462	28,555
Operating income	81,668	18,281
Interest and other income	25	498
Unrealized gains attributable to changes in fair value of stock
accounted for under the fair value option	-	841
Income before income tax expense and equity in earnings
of investee	81,693	19,620
Income tax expense	(11,314)	-
Equity in earnings of investee	-	28
Net income	70,379	$19,648
Net income attributable to noncontrolling interest	(53,325)
Net income attributable to RMR Inc.	$17,054

Other comprehensive income (loss):
Foreign currency translation adjustments	9	(131)
Unrealized loss in investment in available for sale securities	-	(4)
Equity interest in investee’s unrealized gains (losses)	-	(6)
Other comprehensive income (loss)	9	(141)
Comprehensive income	70,388	$19,507
Comprehensive income attributable to noncontrolling interest	(53,329)
Comprehensive income attributable to RMR Inc.	$17,059

Weighted average common stock outstanding - basic and diluted	16,000

Net income attributable to RMR Inc. per share of common stock - basic and diluted	$1.07

See accompanying notes.

The RMR Group Inc.

Condensed Consolidated Statement of Shareholders’ Equity

 (dollars in thousands)

(unaudited)

						Cumulative
	Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	Income	Distributions	Equity	Interest	Equity
Balance at September 30, 2015	$15	$1	$15	$93,425	$7,303	$73	$-	$100,832	$112,820	$213,652
Net income	-	-	-	-	17,054	-	-	17,054	53,325	70,379
Incentive fee allocable to ABP Trust	-	-	-	-	-	-	-	-	(26,611)	(26,611)
Tax distributions to Member	-	-	-	-	-	-	-	-	(6,773)	(6,773)
Common share distributions	-	-	-	-	-	-	(8,416)	(8,416)	(7,890)	(16,306)
Other comprehensive income	-	-	-	-	-	5	-	5	4	9
Balance at December 31, 2015	$15	$1	$15	$93,425	$24,357	$78	$(8,416)	$109,475	$124,875	$234,350

See accompanying notes.

The RMR Group Inc.

Condensed Consolidated Statements of Cash Flows

 (dollars in thousands)

(unaudited)

	Three Months Ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$70,379	$19,648
Adjustments to reconcile net income to net cash from operating activities:
Depreciation expense	483	579
Straight line office rent amortization	102	13
Amortization expense related to other asset	2,354	-
Deferred income taxes	344	-
Unrealized gains attributable to changes in fair value of stock accounted for
under the fair value option	-	(841)
Dividend income	-	(379)
Revenues paid in common shares of Managed REITs	-	(2,272)
Equity in earnings of investee	-	(28)
Changes in assets and liabilities:
Due from related parties	(64,400)	339
Accounts receivable	-	24,983
Prepaid and other current assets	(514)	289
Accounts payable, accrued expenses and deposits	5,711	2,568
Due to related parties	-	330
Net cash from operating activities	14,459	45,229
Cash Flows from Investing Activities
Purchase of property and equipment	(806)	(218)
Dividends received from investment in REITs	-	368
Net cash (used in) provided by investing activities	(806)	150
Cash Flows from Financing Activities
Distributions to noncontrolling interest	(14,663)	-
Members' distribution	-	(6,395)
Distribution to common shareholders	(8,416)	-
Net cash used in financing activities	(23,079)	(6,395)
Effect of exchange rate fluctuations on cash and cash equivalents	10	(145)
(Decrease) increase in cash and cash equivalents	(9,416)	38,839
Cash and cash equivalents at beginning of year	34,497	141,731
Cash and cash equivalents at end of year	$25,081	$180,570
Supplemental cash flow information
Income taxes paid	$7,154	$23

See accompanying notes.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Note 1 - Basis of Presentation

The RMR Group Inc., or RMR Inc., a Maryland corporation, is a holding company and substantially all of its business is conducted by its majority owned subsidiary The RMR Group LLC, or RMR LLC, historically a Delaware limited liability company and, as of June 5, 2015, a Maryland limited liability company. In these financial statements, “we,” us” and “our” refer to RMR Inc. and its direct and indirect subsidiaries. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. RMR Inc. was incorporated in Maryland on May 28, 2015 in contemplation of the June 5, 2015 transaction described in Note 6, or the Up-C Transaction. Prior to the Up-C Transaction, RMR Inc. had not engaged in any business or other activities, except in connection with its incorporation.

The Up-C Transaction and preceding reorganization transactions resulted in a change in the reporting entity for periods prior to June 5, 2015 due to the contribution to RMR LLC of operating entities under common control as described in our Annual Report on Form 10-K for the year ended September 30, 2015, or our Annual Report. These operating entities were then wholly owned by ABP Trust (formerly known as Reit Management & Research Trust), historically a Massachusetts business trust, and as of January 20, 2016, a Maryland statutory trust, or by Barry M. Portnoy and Adam D. Portnoy, our Founders, who are the beneficial owners of ABP Trust. ABP Trust and its beneficial owners are referred to herein collectively as the Members. The operating entities include RMR Advisors LLC, a Maryland limited liability company which was formerly a Massachusetts corporation named RMR Advisors, Inc., or RMR Advisors, and RMR Intl LLC, a Maryland limited liability company, or RMR Intl. These transactions among entities under common control have been accounted for using the pooling method of accounting as if the operations of RMR Advisors and RMR Intl were consolidated as of the beginning of the earliest period presented in our condensed consolidated financial statements and the ownership structure as of June 5, 2015 has been in existence throughout the periods covered by our condensed consolidated financial statements.

RMR Inc. owns 15,000,000 class A membership units and 1,000,000 class B membership units of RMR LLC. The aggregate RMR LLC membership units RMR Inc. owns represent 51.6% of the economic interest of RMR LLC. ABP Trust owns 15,000,000 redeemable class A membership units of RMR LLC, representing 48.4% of the economic interest of RMR LLC, which is presented as a noncontrolling interest within the condensed consolidated financial statements.

RMR LLC was founded in 1986 to manage public investments in real estate and, as of December 31, 2015, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC manages: Government Properties Income Trust, or GOV, a publicly traded real estate investment trust, or REIT, that primarily owns properties that are majority leased to government tenants; Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotels and travel centers; Select Income REIT, or SIR, a publicly traded REIT that primarily owns properties leased to single tenants throughout the United States and leased lands in Hawaii; and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns senior living communities and medical office buildings. Hereinafter, GOV, HPT, SIR and SNH are collectively referred to as the Managed REITs. RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Quality Care, Inc., or Five Star, an operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned manager and franchisor of hotels, resorts and cruise ships in the United States, Latin America and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator of travel centers along the U.S. Interstate

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Highway System, many of which are owned by HPT, and convenience stores with retail gas stations. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provided management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust and its subsidiaries. During the periods presented, RMR LLC provided transition services to Equity Commonwealth, or EQC, a publicly traded REIT that primarily owns office properties.

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

In these financial statements, we refer to the Managed REITs, the Managed Operators, RIF, AIC and ABP Trust as our Client Companies.

For periods prior to June 5, 2015, Members’ profit sharing was determined based on federal income tax concepts, including our historical cash method of accounting for tax purposes. The condensed consolidated statements of comprehensive income do not reflect an accrual for Members profit sharing, as the determination of any profit sharing payments were made annually in the fourth quarter of our fiscal year after an assessment of our tax basis earnings. Any profit sharing payments were discretionary in nature and determined solely by our Founders after the assessment of tax basis earnings and the capital requirements of the business.

The accompanying condensed consolidated financial statements of RMR Inc. are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report.  In the opinion of management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Preparation of these financial statements in conformity with GAAP, requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

Note 2. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The main provision of ASU 2014-09 is to recognize revenue when control of the goods or

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  We adopted this ASU effective October 1, 2015 and have applied the requirements retrospectively to all periods presented. The adoption of this standard resulted in the reclassification of $3,398 from prepaid and other current assets to deferred income tax assets in the condensed consolidated balance sheet as of September 30, 2015.

Note 3. Revenue Recognition

Revenues from services that we provide are recognized as earned in accordance with contractual agreements. In the periods presented, management and advisory services revenue consists principally of business management fees, property management fees and advisory fees earned from our Client Companies.

Business Management and Incentive Fees—Managed REITs

We earn base business management fees from the Managed REITs equal to the lesser of:

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

On June 5, 2015, as part of the Up‑C Transaction, which is more fully described in our Annual Report, RMR LLC and each of the Managed REITs entered into amended and restated business management agreements and amended and restated property management agreements. Each of our amended management agreements have terms that end on December 31, 2036, and automatically extend on December 31st of each year so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension. Each of the Managed REITs has the right to terminate each amended management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

RMR LLC, as defined therein. We have the right to terminate the amended management agreements for good reason, as defined therein.

If the Managed REITs terminate one or both of our amended management agreements for convenience, or if we terminate one or both of our amended management agreements with a Managed REIT for good reason, the Managed REITs have agreed to pay us a termination fee in an amount equal to the sum of the present values of the Managed REIT’s monthly future fees, as defined therein, for the terminated amended management agreement(s) for the remaining term. If a Managed REIT terminates one or both of our amended management agreements for a performance reason, as defined therein, the Managed REITs have agreed to pay to us the termination fee calculated as described above, but assuming a remaining term of 10 years. The Managed REITs are not required to pay any termination fee if a Managed REIT terminates its amended management agreements for cause or as a result of a change of control of us.

During the period January 1, 2014 until June 5, 2015, the base business management fee was paid 90.0% in cash and 10.0% in the applicable REIT’s common shares, which were fully vested when issued. The number of the REIT’s common shares issued in payment of the base business management fee for each month equaled 10.0% of the total base management fee for the REIT for that month divided by the average daily closing price on the New York Stock Exchange, or the NYSE, of its common shares during that month. The amended management agreements require that all of the management fees payable from the Managed REITs to us after June 5, 2015 be paid in cash.

Under the business management agreements, we also have the ability to earn annual incentive business management fees from the Managed REITs. The incentive business management fees are contingent performance based fees which are only recognized when earned at the end of each respective measurement period or termination of the related management agreement. The incentive fees are calculated for each REIT as 12.0% of the product of (a) the equity market capitalization of the REIT, as defined in the applicable business management agreement, and (b) the amount, expressed as a percentage, by which the REIT’s total return per share, as defined in the applicable business management agreement, exceeded the benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, subject to caps on the values of the incentive fees. The measurement period for the annual incentive fee in respect of calendar 2015 is the two year period that ended on December 31, 2015 and for calendar years thereafter, the three year period ended on December 31 of that calendar year. The amended management agreements require that any incentive fee payable by the Managed REITs to us after June 5, 2015 be paid in cash.

For the three months ended December 31, 2015 and 2014, we earned aggregate base business management fees of $25,176 and $23,378, respectively, from the Managed REITs. For the three months ended December 31, 2015 and 2014, we earned aggregate incentive business management fees from the Managed REITs of $62,263 and zero, respectively. Incentive business management fees recognized as earned in the three months ended December 31, 2015, were earned in respect of the 2015 calendar year. Under the agreements entered into for the Up-C Transaction, ABP Trust is entitled to receive a pro rata share of any incentive business management fee earned for the 2015 calendar year, based on the number of days in 2015 to June 5, 2015, the effective date of the Up-C Transaction. Accordingly, $26,611 of the incentive business management fee is allocated to ABP Trust.  See Note 6, Related Person Transactions below.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Business Management Fees—Managed Operators, ABP Trust and AIC

We earn business management fees from the Managed Operators and ABP Trust pursuant to business management agreements equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under U.S. generally accepted accounting principles, or GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total non fuel revenues and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. These fees are estimated and payable monthly in advance. We earn business management fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. For the three months ended December 31, 2015 and 2014, we earned aggregate business management fees from the Managed Operators, ABP Trust and AIC of $6,226 and $5,898, respectively.

Property Management Fees

We earned property management fees pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements for property management services equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional property management fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. For the three months ended December 31, 2015 and 2014, we earned aggregate property management fees of $8,336 and $6,334, respectively.

Reimbursable Payroll and Related Costs

Pursuant to certain of our management agreements, the companies to which we provide management services pay or reimburse us for expenses incurred on their behalf. In accordance with ASC 605 Revenue Recognition, we present certain payroll and related cost reimbursements we receive as revenue. A significant portion of these reimbursable payroll and related costs arises from services we provided pursuant to our property management agreements that were paid by tenants of our Client Companies.

Our reimbursable payroll and related costs also include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in the consolidated statements of comprehensive income over the requisite service period. We record an equal offsetting amount as compensation and benefits expense for all of our payroll and related cost revenues. For the three months ended December 31, 2015 and 2014, equity based compensation expense and related reimbursements were $1,485 and $2,120, respectively.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

We report all other expenses we incur on behalf of our Client Companies on a net basis as the management agreements provide that reimbursable expenses are to be billed directly to the client. This net basis accounting method is supported by some or all of the following factors, which we have determined defines us as an agent rather than a principal with respect to these matters:

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

For the three months ended December 31, 2015 and 2014, we realized reimbursable payroll and related costs of $7,490 and $7,034, respectively.

Advisory Fees—RIF

We earn advisory fees pursuant to an advisory agreement with RIF at the annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares plus the principal amount of any borrowings evidenced by notes, commercial paper or other similar instruments issued by RIF. For the three months ended December 31, 2015 and 2014, we earned advisory fees of $581 and $592, respectively, under this advisory agreement.

EQC Termination and Cooperation Agreement

Pursuant to a Termination and Cooperation Agreement dated September 30, 2014, or the Termination and Cooperation Agreement, EQC and RMR LLC terminated RMR LLC’s business and property management agreements with EQC. Pursuant to the Termination and Cooperation Agreement, RMR LLC assisted EQC in the transition of EQC’s management and operations through February 28, 2015, and EQC paid RMR LLC $3,600 for the three months ended December 31, 2014 for these transition services. Also, we continued to provide certain services for EQC in Australia until October 31, 2015 and earned $58 for the three months ended December 31, 2015 for these services.

Note 4. Income Taxes

As a result of the Up‑C Transaction, RMR Inc. became the sole managing member of RMR LLC. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. In addition, on June 1, 2015 and June 3, 2015, respectively, RMR Intl and RMR Advisors became wholly owned disregarded subsidiaries of RMR LLC.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. RMR Inc. is a corporation subject to U.S. federal and state income tax with respect to its allocable share of any taxable income of RMR LLC and its wholly owned subsidiaries.

For the three months ended December 31, 2015, we recognized income tax expense of $11,314, of which $9,979 is U.S. federal income tax and $1,335 is state income tax.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

December 31,
2015
Income taxes computed at the federal statutory rate	35.0%
State taxes, net of federal benefit	4.8%
Net income attributable to non-controlling interest	(26.0)%
Total	13.8%

Prior to June 5, 2015, RMR LLC was a single member limited liability company, and it was generally disregarded for federal and most state income tax purposes. Prior to June 5, 2015 the sole member of RMR LLC was ABP Trust. ABP Trust elected to be treated as an S corporation for income tax purposes and is generally not subject to federal and most state income taxes. RMR LLC and ABP Trust, however, are subject to certain state income taxes. In states where RMR LLC incurs income taxes, it may be subject to audit for tax years ending September 30, 2012 through its most recent filings. For the three months ended December 31, 2014, RMR LLC had no provision for income tax expense.

Prior to June 5, 2015, RMR Advisors elected to be treated as an S corporation for income tax purposes and was also generally not subject to federal and most state income taxes. RMR Advisors was, however, subject to certain state income taxes. RMR Advisors may be subject to audit for tax years ending September 30, 2012 through its most recent filings. For the three months ended December 31, 2014, RMR Advisors had no provision for income tax expense.

Prior to June 5, 2015, RMR Intl was a partnership for U.S. income tax purposes and was not subject to federal and state income tax. RMR Intl conducted business in Australia through a foreign entity that was subject to Australian income tax that was disregarded for U.S. income tax purposes. RMR Intl, and its foreign subsidiary, may be subject to audit for tax years ending September 30, 2013 through its most recent filings. For the three months ended December 31, 2014, RMR Intl had no provision for foreign income tax expense.

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied,

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of December 31, 2015 and September 30, 2015, we have no uncertain tax positions.

Note 5. Fair Value of Financial Instruments

As of December 31, 2015 and September 30, 2015, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and amounts due to related parties, were not materially different from their carrying values due to the short term nature of these financial instruments.

The following are our assets and liabilities that all have been measured at fair value using Level 1 in the fair value hierarchy as of December 31, 2015 and September 30, 2015:

	December 31,	September 30,
	2015	2015
Money market funds included in cash and cash equivalents	$13,251	$33,241
Current portion of due from related parties related to share based payment awards	4,133	4,267
Long term portion of due from related parties related to share based payment awards	6,075	6,446
Current portion of accounts payable, accrued expenses and deposits related to share based payment awards	4,133	4,267
Long term portion of employer compensation liability related to share based payment awards	6,075	6,446

Note 6. Related Person Transactions

Our Founders are the beneficial owners and trustees of ABP Trust, which for the periods prior to June 5, 2015 was the sole owner of RMR LLC. ABP Trust owns all of RMR Inc.’s outstanding Class B‑1 and Class B‑2 Common Shares and 15,000,000 class A membership units of RMR LLC. For the periods prior to June 5, 2015, our Founders also were the owners of RMR Advisors and RMR Intl. For the periods presented, our Founders are directors of AIC and the shareholders and directors of Sonesta. Our Founders are directors and officers of RMR Inc. and officers of RMR LLC. Our Founders are also managing trustees of each of the Managed REITs. Barry M. Portnoy is a managing director of Five Star and of TA. All of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are also officers of RMR LLC.

Revenues from Related Parties.  For the three months ended December 31, 2015 and 2014, we recognized revenues from related parties as set forth in the following table:

	Total Revenues
	For the Three Months Ended December 31,
	2015		2014
	$	%	$	%
Managed REITs:
GOV	$7,211	6.5%	$7,595	16.2%
HPT	71,823	65.2%	10,477	22.4%
SIR	9,723	8.8%	4,904	10.5%
SNH	13,422	12.2%	12,619	26.9%
	102,179	92.7%	35,595	76.0%

Managed Operators:

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Five Star	2,412	2.2%	2,362	5.0%
Sonesta	484	0.4%	459	1.0%
TA	3,599	3.3%	3,437	7.3%
	6,495	5.9%	6,258	13.3%

Other:
AIC	60	0.1%	60	0.1%
RIF	581	0.5%	592	1.3%
ABP Trust	757	0.7%	731	1.6%
	1,398	1.3%	1,383	3.0%
Other unrelated parties	58	0.1%	3,600	7.7%
	$110,130	100.0%	$46,836	100.0%

On December 31, 2015, RMR LLC earned a $62,263 annual incentive business management fee from HPT pursuant to our business management agreement with HPT. Under the RMR LLC Operating Agreement, ABP Trust is entitled to receive a pro rata share of any incentive business management fee earned by RMR LLC for the 2015 calendar year based on the number of days in 2015 to June 5, 2015, the effective date of the Up-C Transaction; the portion of the $62,263 incentive fee allocated solely to ABP Trust pursuant to this provision is $26,611. As of December 31, 2015, this $62,263 incentive fee due to us from HPT was included in due from related parties and was paid in January 2016.  We earned no other incentive fees for the periods presented.

Investments in Managed REITs, RIF and AIC

For the periods prior to June 5, 2015, we were paid a part of our base business management fees from the Managed REITs in common shares of each Managed REIT. For the three months ended December 31, 2014, we received shares for such services as follows:

	For the Three Months Ended
	December 31, 2014
	No. of
REIT	Shares	Value
GOV	11,456	$262
HPT	32,695	940
SIR	10,208	249
SNH	37,476	821
		$2,272

Cash dividends that we received on the shares of the Managed REITs which we owned during the three months ended December 31, 2014 totaled $368 and are reported as interest and other income in our condensed consolidated statements of comprehensive income.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

We also historically owned shares of RIF, for which our quarterly dividend distributions were reinvested in purchasing additional RIF shares.  For the three months ended December 31, 2014, we purchased 559 shares for $11 pursuant to this dividend reinvestment program.

AIC was formed in 2008 and provides a combined property insurance program for its shareholders, which are comprised of companies to which we provide management services. For the three months ended December 31, 2014, RMR LLC, the Managed REITs,  Five Star and TA each owned 14.3% of AIC.

Our investments in the Managed REITs, RIF and AIC were distributed by RMR LLC to ABP Trust at their respective carrying values prior to the Up-C Transaction.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Amounts due from or due to related parties

The following table represents amounts due from and to related parties as of the dates listed:

	December 31,	September 30,
	2015	2015
Amounts due from:
Managed REITs:
GOV	$4,414	$3,506
HPT	69,069	6,990
SIR	5,269	4,741
SNH	7,308	6,853
	86,060	22,090

Managed Operators:
Five Star	648	1,361
Sonesta	-	16
TA	1,089	821
	1,737	2,198

Other Client Companies:
AIC	20	22
ABP Trust	478	122
RIF	33	-
	531	144
	$88,328	$24,432

Amounts due to:
ABP Trust	$26,611	$-
	$26,611	$-

Leases

As of December 31, 2015, we leased from ABP Trust and certain Managed REITs office space for use as our headquarters and local offices under 19 different leases. During the three months ended December 31, 2015 and 2014, we incurred rental expense under related party leases aggregating $1,072 and $950, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

The Up-C Transaction

On June 5, 2015, we were a party to a transaction with ABP Trust and the Managed REITs, or the Up-C Transaction. In the Up-C Transaction: (a) ABP Trust contributed $11,520 in cash to RMR Inc. which RMR Inc. subsequently contributed to RMR LLC; (b) GOV contributed 700,000 of its common shares and $3,917 in cash to RMR Inc., HPT contributed 1,490,000 of its common shares and $12,622 in cash to RMR Inc., SIR contributed 880,000 of its common shares and $15,880 in cash to RMR Inc. and SNH contributed 2,345,000 of its common shares and $13,967 in cash to RMR Inc.; (c) RMR Inc. issued 1,000,000 shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares, and 15,000,000 shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares, to ABP Trust; (d) RMR Inc. issued 1,541,201 shares of Class A common stock, par value $0.001 per share, of RMR Inc., or Class A Common Shares, to GOV, 5,019,121 Class A Common Shares to HPT, 3,166,891 Class A Common Shares to SIR and 5,272,787 Class A Common Shares to SNH; (e) ABP Trust delivered to RMR Inc. 15,000,000 of the 30,000,000 class A membership units of RMR LLC it then owned; and (f) RMR Inc. delivered to ABP Trust the shares and cash which had been contributed to RMR Inc. by the Managed REITs. Pursuant to the transaction agreements, the Managed REITs agreed to distribute approximately half of our Class A Common Shares they acquired in the Up-C Transaction to their respective shareholders as a special distribution, and we agreed to facilitate this distribution by filing a registration statement with the Securities and Exchange Commission to register those Class A Common Shares to be distributed and by seeking a listing of those shares on a national stock exchange. This distribution took place on December 14, 2015. As a result of the Up-C Transaction, RMR LLC became a subsidiary of RMR Inc., RMR Inc. became the Managing Member of RMR LLC and each Managed REIT became the owner of more than 5.0% of the outstanding Class A Common Shares of RMR Inc. For further information regarding the Up-C Transaction, please refer to our Annual Report.

In the Up‑C Transaction, the Managed REITs contributed cash and shares of the Managed REITs with a combined value of $167,764 to RMR Inc. The transaction agreements calculated the value of the Managed REITs’ common shares using a 20 business day volume weighted average trading price, or $126,400. For accounting purposes, the common shares were valued at the closing price of those shares on the date of the Up‑C Transaction, or $121,378. For purposes of GAAP, we concluded that the consideration received from the Managed REITs for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares. As a result, we recorded $193,806 in other assets under ASC 605‑50, Consideration Given to a Customer. The consideration received from the Managed REITs was allocated to the 15,000,000 Class A Common Shares and the 20 year management agreements under the relative selling price method in accordance with ASC 605‑25, Multiple Element Arrangements, using our best estimate of selling price for each of the deliverables. The other assets of $193,806 is being amortized against revenue recognized related to the management agreements with the Managed REITs using the straight line method through the period ended December 31, 2035. For the three months ended December 31, 2015, we reduced revenue by $2,354 related to the amortization of these other assets.

Pursuant to the transaction agreements, on December 14, 2015, GOV, HPT, SIR and SNH distributed 768,032,  2,515,344,  1,580,055 and 2,635,379 Class A Common Shares, respectively, to their respective shareholders, which represented approximately half of the Class A Common Shares that each received in the Up-C Transaction.  We facilitated this distribution by filing a registration statement with the SEC to register the Class A Common Shares being distributed and by listing those shares on The NASDAQ Stock Market LLC.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Tax Related Payments

In the Up-C Transaction, we entered into the Tax Receivable Agreement with ABP Trust which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to its dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement.

Under the RMR LLC Operating Agreement, RMR LLC is required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the assumed tax liabilities of its members.  During the quarter ended December 31, 2015, we distributed $6,773 to ABP Trust pursuant to this requirement.

Other

We and six companies to which we provide management services (i.e., the Managed REITs, Five Star and TA) participate in a combined directors’ and officers’ liability insurance policy providing for $10,000 of combined primary coverage.  The combined policy expires in 2017.  In connection with that policy, we also secured an additional $25,000 of secondary combined coverage, which expires in September 2016. The premium for the combined policy was allocated among the insured companies after consultation with our insurance broker and approved by each company’s board and independent trustees or directors as applicable. RMR Inc. paid aggregate premiums of $402 for these policies.

For the period October 1, 2014 through June 5, 2015, amounts were periodically advanced and repaid between ABP Trust and its then 100.0% owned subsidiary RMR LLC. These advances were due on demand without interest. There were no advances outstanding between ABP Trust and RMR LLC as of December 31, 2015 and September 30, 2015. Also, for the period October 1, 2014 through June 5, 2015, our Founders periodically made loans for working capital to RMR LLC which loans were due on demand and required interest at the minimum monthly adjustable federal rate required for tax reporting. At December 31, 2015 and September 30, 2015, respectively, no loans were outstanding from our Founders to RMR LLC.

Note 7. Shareholders’ Equity

Common Shares

RMR Inc.’s authorized capital stock consists of 31,000,000 Class A Common Shares, par value $0.001 per share, 1,000,000 Class B‑1 Common Shares, par value $0.001 per share and 15,000,000 Class B‑2 Common Shares, par value $0.001 per share.

Class A Common Shares entitle holders to one vote for each share held of record on all matters submitted to a vote of shareholders. Class B-1 Common Shares entitle holders to ten votes for each share held of record on all matters submitted to a vote of shareholders. Each Class B-1 Common Share may, at the option of its holder, be converted into a Class A Common Share, on a one for one basis. Class B-2 Common Shares are entitled to ten votes for each share held of record on all matters submitted to a vote of shareholders. RMR Inc.'s Class B-2 Common Shares are paired with class A membership units of RMR LLC held by ABP Trust. The class A membership units of RMR LLC may, at the option of the holder, be redeemed for Class A Common Shares on a one to one basis, and upon such redemption our Class B-2 Common Shares that

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

are paired with the class A membership units are automatically cancelled. RMR Inc. has the option to settle the redemption in cash. Holders of our Class A Common Shares, Class B‑1  Common Shares and Class B-2 Common Shares vote together as a single class on all matters submitted to a vote of our common shareholders except as required by law and except for amendments to our charter that materially and adversely affect a single class of common shares, in which case, the affected class of shares shall have the right to vote separately on such amendments.

Distributions.

On November 13, 2015, we declared a dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of November 25, 2015, in the amount of $0.5260 per Class A Common Share and Class B-1 Common Share, or $8,416.  The amount of this distribution was calculated as $0.25 per share per quarter for the period June 5, 2015 to December 14, 2015. We paid this dividend on December 15, 2015.  This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.5260 per unit, or $16,306, of which $8,416 was distributed to us based on our aggregate ownership of 16 million membership units of RMR LLC and $7,890 was distributed to ABP Trust based on its ownership of 15 million membership units of RMR LLC.

On December 10, 2015, pursuant to RMR LLC’s Operating Agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units of $13,995, of which $7,222 and $6,773 was distributed to us and ABP Trust, respectively, based on each membership unit holder’s respective ownership.  The $7,222 distributed to us was eliminated in our condensed consolidated financial statements, and the $6,773 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest.

Other Comprehensive Income (Loss).

Other comprehensive income for the three months ended December 31, 2015 represents foreign currency translation adjustments derived from our Australian subsidiary.  Other comprehensive loss for the three months ended December 31, 2014 represents net unrealized losses on the shares of EQC and our share of the comprehensive loss of AIC we owned during that period, in addition to foreign currency translation adjustments.

Note 8.  Per Common Share Amounts

Earnings per common share for the three months ended December 31, 2015 reflects net income attributable to RMR Inc. divided by our weighted average common shares outstanding. Basic and diluted weighted average common shares outstanding represents our 15,000,000 Class A Common Shares and our 1,000,000 Class B‑1 Common Shares. Our Class B‑2 Common Shares, which are paired with ABP Trust’s class A membership units, have no independent economic interest in RMR Inc. and thus are not included as common stock outstanding for purposes of calculating our net income attributable to RMR Inc. per share.

The 15,000,000 RMR LLC class A membership units that we do not own may be redeemed for our Class A Common Shares on a one for one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a RMR LLC class A membership unit, our Class B‑2 Common Share “paired” with such unit is cancelled for no additional consideration. If all outstanding RMR LLC class A membership units were redeemed for our Class A Common Shares in the periods presented our Class A Common Shares outstanding would have been

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

30,000,000. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, attributable to RMR Inc., we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the period presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti‑dilutive.

Note 9. Net Income Attributable to RMR Inc.

Net income attributable to RMR Inc. for three months ended December 31, 2015, is derived as follows:

Net income before income tax expense	$81,693
Less: incentive fee allocable to ABP Trust	(26,611)
Net income before non-controlling interest	55,082
Less: non-controlling interest (48.4%)	(26,714)
Net income attributable to RMR Inc. before income tax expense	28,368
Less: income tax expense attributable to RMR Inc.	(11,314)
Net income attributable to RMR Inc.	$17,054

Note 10. Segment Reporting

We have one reportable business segment, which is RMR LLC. In the table below, All Other Operations includes the operations of RMR Inc., RMR Advisors and RMR Intl.

	Three Months Ended December 31, 2015
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$102,001	$58	$102,059
Reimbursable payroll and related costs	7,490	-	7,490
Advisory services	-	581	581
Total revenues	109,491	639	110,130
Expenses
Compensation and benefits	20,981	323	21,304
Separation expense	163	-	163
General and administrative	6,162	350	6,512
Depreciation expense	483	-	483
Total expenses	27,789	673	28,462
Operating income (loss)	81,702	(34)	81,668
Interest and other income	25	-	25
Income before income tax expense	81,727	(34)	81,693
Income tax expense	(1)	(11,313)	(11,314)
Net income (loss)	$81,726	$(11,347)	$70,379

(1)	Intersegment revenues of $182 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

	Three Months Ended December 31, 2014
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$39,210	$-	$39,210
Reimbursable payroll and related costs	7,034	-	7,034
Advisory services	-	592	592
Total revenues	46,244	592	46,836
Expenses
Compensation and benefits	22,311	534	22,845
Separation expense	116	-	116
General and administrative	4,894	121	5,015
Depreciation expense	579	-	579
Total expenses	27,900	655	28,555
Operating income (loss)	18,344	(63)	18,281
Interest and other income	475	23	498
Unrealized gains attributable to changes in fair value of stock
accounted for under the fair value option	775	66	841
Income before income tax expense and equity in earnings
of investee	19,594	26	19,620
Equity in earnings of investee	28	-	28
Net income	$19,622	$26	$19,648

(1)	Intersegment revenues of $258 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW (dollar amounts in thousands)

RMR Inc. was incorporated in Maryland on May 28, 2015 in contemplation of the Up-C Transaction. For more information about the Up-C Transaction and the Up-C Transaction agreements, please see Note 6, Related Person Transactions in our condensed consolidated financial statements in Part I, Item 4 above and Note 6, Related Person Transactions included in the audited consolidated financial statements included in our Annual Report.

RMR Inc. is a holding company; substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees and the personnel and various services it requires to operate are provided by RMR LLC. As of December 31, 2015, the over 1,300 properties which RMR LLC manages are located in 48 states, Washington, DC, Puerto Rico and Canada and they are principally owned by the four Managed REITs.

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

Managed REITs

The business management fees we earn from the Managed REITs are principally based upon the lower of (i) the historical cost of each REIT’s properties or (ii) each REIT’s total market capitalization. The property management fees we earn from the Managed REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers. The following table presents a summary of the REITs we managed at December 31, 2015 and 2014, the historical cost of their properties or their total market capitalization, as applicable, on which the fees we earned were calculated for those periods and the fees we earned from those REITs for those periods (dollars in thousands):

		Historical Cost of Assets Under Management or
		Total Market Capitalization(1)
		December 31,	December 31,
REIT Name	Primary Strategy	2015	2014
GOV	Office buildings majority leased to government tenants	$1,968,316	$2,006,254
HPT	Hotels and travel centers	7,595,995	7,810,675
SIR	Properties and lands primarily leased to single tenants	4,162,048	1,896,373
SNH	Healthcare, senior living and medical office buildings	6,941,395	6,517,423
		$20,667,754	$18,230,725

(1)

Business management fees payable to us by the REITs we manage are calculated monthly based upon the lesser of the historical cost of each REIT’s historical cost of assets under management or its total market capitalization, as defined in the applicable business management agreement. The historical cost of assets under management for a REIT includes the real estate it owns and consolidated assets invested directly or indirectly by the REIT in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non‑cash reserves. A Managed REIT’s assets under management do not include shares it owns of another Managed REIT. The amounts presented reflect the lesser of historical cost of assets and total market capitalization as of such date for each REIT we managed. As of December 31, 2015, the total market capitalization was lower than the historical costs of assets under management for HPT, SIR and SNH. As of December 31, 2015, the historical cost of assets under management for HPT, SIR and SNH were $8,792,190, $4,725,624 and $7,925,348, respectively.

	For the Three Months Ended December 31, 2015(2)				For the Three Months Ended December 31, 2014(2)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT Name	Fees	Fees	Fees	Total	Fees	Fees	Fees	Total
GOV	$2,535	$-	$2,133	$4,668	$2,714	$-	$2,274	$4,988
HPT	9,057	62,263	8	71,328	9,750	-	11	9,761
SIR	5,134	-	3,133	8,267	2,554	-	1,504	4,058
SNH	8,450	-	2,814	11,264	8,360	-	2,299	10,659
	$25,176	$62,263	$8,088	$95,527	$23,378	$-	$6,088	$29,466

(2)

Includes base and incentive business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs.  Incentive business management fees from the Managed REITs are contingent performance based fees which are only recognized when earned at the end of each respective measurement period.

Managed Operators, AIC and ABP Trust

In addition to the business and property management services we provide to the Managed REITs, we provide business management services to the Managed Operators: Five Star, Sonesta and TA. Five Star operates senior living and healthcare facilities throughout the United States, many of which are owned by and leased from or managed for SNH. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; some of Sonesta’s U.S. hotels are owned by HPT. TA operates travel centers along the U.S. interstate highway system, many of which are owned by and leased from HPT, as well as convenience stores and gas stations. In addition we provide management services to certain other businesses, including ABP Trust and AIC. Generally our fees earned from business management services to companies other than the Managed REITs, are based on a percentage of certain revenues of the managed businesses. We also earn fees generally based upon rents collected for managing rental properties owned by ABP Trust and TA’s headquarters building. Our revenues from services to the Managed Operators, AIC and ABP Trust were as follows(1):

	Three Months Ended December 31,
Company	2015	2014
Five Star	$2,294	$2,226
Sonesta	484	459
TA	3,350	3,165
AIC	60	60
ABP Trust	286	234
	$6,474	$6,144

(1)

Includes business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs.

RMR Advisors

RMR Advisors is a wholly owned subsidiary of RMR LLC and is registered with the SEC as an investment advisory business. RMR Advisors provides advisory services to RIF, a closed end mutual fund and earns fees based upon the fair market value of the gross assets owned by RIF, including assets acquired with the use of debt or other leverage. The value of RIF’s assets managed by RMR Advisors was $256,730 and $269,298 at December 31, 2015 and 2014, respectively. The advisory fees earned by RMR Advisors included in our revenue were $581 and $592 for the three months ended December 31, 2015 and 2014, respectively.

EQC

EQC is a publicly traded REIT that primarily owns office properties. RMR LLC and EQC entered into a Termination and Cooperation Agreement that terminated their business and property management agreements on September 30, 2014. RMR LLC provided certain transition services to EQC through February 28, 2015, and thereafter certain additional services for EQC in Australia until October 31, 2015. Fees earned pursuant to these agreements totaled $58 and $3,600 for the three months ended December 31, 2015 and 2014, respectively.

RMR Intl

RMR Intl is a wholly owned subsidiary of RMR LLC whose sole business is holding the equity interests of RMR Australia, a company founded in 2012 to manage certain investments of a company then managed by RMR LLC in Australia. RMR Australia holds an Australian financial services license granted by the Australian Securities & Investments Commission.

Business Environment and Outlook

The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain and grow their revenues and the value of their businesses and to assist our Managed Operators to grow their businesses. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with property type and regional geographic variations. As the general U.S. economy expands commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends.

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

At present we believe the expectation of rising interest rates may temper real estate valuations in the near future and property acquisitions should be undertaken only on a selective basis. We also believe that because of the diversity of properties which our Client Companies own and operate there should be opportunities for growth in selected property types and locations and that we and our Client Companies should maintain financial flexibility using only reasonable amounts of debt so we and they will be able to take advantage of growth opportunities which come to our and their attention.

Please see “Risk Factors” in Item 1A of our Annual Report for discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

RESULTS OF OPERATIONS (dollars in thousands, except per share amounts)

Three Months Ended December 31, 2015, Compared to the Three Months Ended December 31, 2014.

The following table presents the changes in our operating results for the three months ended December 31, 2015 compared to the three months ended December 31, 2014:

	Three Months Ended December 31,
	2015	2014	$ Change	% Change

Revenues:
Management services	$102,059	$39,210	$62,849	160.3%
Reimbursable payroll and related costs	7,490	7,034	456	6.5%
Advisory services	581	592	(11)	(1.9)%
Total revenues	110,130	46,836	63,294	135.1%

Expenses:
Compensation and benefits	21,304	22,845	(1,541)	(6.7)%
Separation expense	163	116	47	40.5%
General and administrative	6,512	5,015	1,497	29.9%
Depreciation expense	483	579	(96)	(16.6)%
Total expenses	28,462	28,555	(93)	(0.3)%
Operating income	81,668	18,281	63,387	346.7%
Interest and other income	25	498	(473)	(95.0)%
Unrealized gains attributable to changes in fair value
of stock accounted for under the fair value option	-	841	(841)	(100.0)%
Income before income tax expense and equity in
earnings of investee	81,693	19,620	62,073	316.4%
Income tax expense	(11,314)	-	(11,314)	nm
Equity in earnings of investee	-	28	(28)	(100.0)%
Net income	70,379	$19,648	$50,731	258.2%
Net income attributable to noncontrolling interest	(53,325)		(53,325)
Net income attributable to The RMR Group Inc.	$17,054		$17,054

Reconciliation of EBITDA and Adjusted EBITDA(1)

Net income	$70,379	$19,648
Plus: income tax expense	11,314	-
Plus: depreciation expense	483	579
EBITDA	82,176	20,227
Plus: other asset amortization	2,354	-
Plus: separation expense	163	116
Plus: transaction related costs	858	-
Less: incentive business management fees earned	(62,263)	-
Less: unrealized gains attributable to changes in fair value

of stock accounted for under the fair value option	-	(841)
Adjusted EBITDA	$23,288	$19,502

(1)

EBITDA and Adjusted EBITDA are calculated as presented in the tables above. We consider EBITDA and Adjusted EBITDA to be appropriate measures of our operating performance, along with net income, net income attributable to The RMR Group Inc., operating income and cash flow from operating activities. We believe that EBITDA and Adjusted EBITDA provide useful information to investors because by excluding the effects of certain historical amounts, such as interest and depreciation expense, incentive business management fees, other asset amortization, transaction related costs and certain separation expenses, EBITDA and Adjusted EBITDA may facilitate a comparison of current operating performance with our operating performance for prior periods and with the performance of other asset management businesses. EBITDA and Adjusted EBITDA do not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income attributable to The RMR Group Inc., operating income or cash flow from operating activities determined in accordance with GAAP, or as an indicator of financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, net income attributable to The RMR Group Inc., operating income and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and consolidated statements of cash flows. Also, other asset management businesses may calculate EBITDA and Adjusted EBITDA differently than we do.

Management services revenue. Management services revenue includes fees we earned under our business and property management agreements. For the three months ended December 31, 2015 and 2014 we earned business and property management services revenue from the following sources (dollars in thousands):

	Management Services Revenue
	Three Months Ended December 31,
Source	2015	2014	Change
Managed REITs	$95,527	$29,466	$66,061
Managed Operators	6,128	5,851	277
Other Client Companies	346	293	53
EQC	58	3,600	(3,542)
Total	$102,059	$39,210	$62,849

Management services revenue increased  $62,849 primarily due to a  $62,263 annual incentive management fee earned on December 31, 2015 from HPT,  increases in revenues from the Managed REITs due to the growth of the assets under management at our Managed REITs, partially offset by a decrease in revenue received from EQC because our Termination and Cooperation Agreement with EQC ended on February 28, 2015.

Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue primarily includes amounts reimbursed to us by the Managed REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable payroll and related costs arises from services we provide that are paid or reimbursed by tenants of the Managed REITs. Reimbursable payroll and related costs revenue for the three months ended December 31, 2015 and 2014 also includes recognition of non-cash share based compensation granted to some of our employees by certain of our Client Companies of $1,485 and $2,120, respectively. Reimbursable payroll and related costs revenue increased  $456 due primarily to modest increases in fully recoverable property related employee compensation and benefits expenses as a result of increases in the number of properties we manage for the Managed REITs since October 1, 2014, partially offset by a reduction in the value of non-cash share based compensation granted to some of our employees.

Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF. These fees decreased by $11 for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 because of a decrease in the average value of RIF’s assets between these periods.

Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance and expenses and contributions related to our employee retirement plan. Compensation and benefits expense for the three months ended December 31, 2015 and 2014 includes $1,485 and $2,120, respectively, of non‑cash share based compensation granted to some of our employees by certain of our Client Companies. Compensation and benefits expense decreased $1,541 primarily due to decreases in our corporate office staffing due to the termination of our business management and property management agreements with EQC and a reduction in the value of non-cash share based compensation granted to some of our employees by certain of our Client Companies.

Separation expense. Separation expense consists of costs related to one time employee termination payments incurred as part of the termination of employment of an officer of RMR in the three months ended December 31, 2015 and the termination of our business management and property management agreements with EQC in the three months ended December 31, 2014.

General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel and related expenses, professional services expenses and other administrative expenses. General and administrative expenses increased $1,497 due primarily to $858 of transaction related costs associated with the Up‑C Transaction and recurring costs related to our becoming a publicly traded company in 2015, as well as increases in third party subcontracted property management expenses related to the increase in the number of properties of the Managed REITs.

Depreciation expense. Depreciation expense decreased $96 as a result of certain equipment and capitalized software additions becoming fully depreciated subsequent to October 1, 2014 and the disposal, at book value, of property and equipment in the year ended December 31, 2015.

Interest and other income. Interest and other income decreased  $473 primarily due to the loss of dividend income derived in the 2014 period from common shares of the Managed REITs that were transferred to ABP Trust prior to Up-C Transaction.

Unrealized gains attributable to changes in fair value of stock accounted for under the fair value option. Unrealized gains attributable to changes in fair value of stock accounted for under the fair value option in the periods presented consists of net unrealized gains on the common shares of the Managed REITs we owned before the Up-C Transaction based on changes in quoted market prices between the beginning and end of the applicable period. Prior to the Up-C Transaction, RMR LLC transferred all the Managed REITs shares it owned to ABP Trust.

Income tax expense. Income tax expense for the 2015 period is primarily attributable to RMR Inc. becoming a corporation as part of the Up-C Transaction and thus subject to U.S. federal and state income tax with respect to RMR Inc.’s allocable share of any taxable income of RMR LLC. No income tax expense was incurred in the 2014 period, which was prior to the Up-C Transaction.

Equity in earnings of investee. Equity in earnings of investee represents our proportionate share of earnings from our investment in AIC for the three months ended December 31, 2014. Prior to the Up-C Transaction, RMR LLC transferred its ownership interest in AIC to ABP Trust.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust. This amount includes $26,611 of the annual incentive business management incentive fee allocated solely to ABP Trust. See Note 6, Related Person Transactions in our condensed consolidated financial statements in Part I, Item 4 above.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

We regularly monitor our liquidity position, including cash and cash equivalents, working capital, outstanding commitments and other liquidity sources and requirements. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and also have original maturities of three months or less from the date of purchase. We currently intend to use cash and cash equivalents to fund our working capital needs and possible new business ventures.

Our current assets have historically been comprised of cash, cash equivalents and receivables for business and property management and advisory services fees. Our current liabilities have historically included accrued expenses, including accrued employee compensation. As of December 31, 2015 and September 30, 2015, we had cash and cash equivalents of $25,081 and $34,497, respectively, with $13,251 and $33,241 invested in money market funds. The decrease in cash and cash equivalents principally reflects distributions to our shareholders and the members of RMR LLC made in December 2015, funded by cash from operating activities.

Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities under which borrowings are available to us. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividend to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of each month or, in the case of annual incentive business management fees, within 30 days following each calendar year end, as specified in our management agreements. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts.

We believe that our operating cash flow will be sufficient to meet our operating needs and commitments for the next 12 months and for the foreseeable future.  On November 13, 2015, we declared a dividend on our Class A Common Shares and Class B-1 Common Shares payable to the shareholders of record as of November 25, 2015, in the amount of $0.5260 per Class A Common Share and Class B-1 Common Share, or $8,416.  We paid this dividend on December 15, 2015. This dividend was funded by a distribution from RMR LLC to its members in the amount of $0.5260 per membership unit, or $16,306, of which $8,416 was distributed to RMR Inc. based on its aggregate ownership of 16 million membership units in

RMR LLC and the balance was distributed to ABP Trust based on its ownership of 15 million membership units of RMR LLC.

 We currently intend to pay a regular quarterly cash dividend equal to $0.25 per share ($1.00 per share per year) to holders of our Class A Common Shares.  We expect that our first dividend declared after the December 14, 2015, will be a dividend of $0.2993 per Class A Common Share, which represents a dividend of $0.25 per Class A Common Share for the quarter ending March 31, 2016 plus a pro rata dividend in respect of the period from and including December 14, 2015 through and including December 31, 2015 and that this dividend will be paid in the second calendar quarter of 2016. Holders of our outstanding Class B-1 Common Shares are entitled to receive the same dividends per Class B-1 Common Share as may be declared per outstanding Class A Common Share. We expect that this dividend will be funded by a distribution from RMR LLC to its members in the amount of $0.2993 per membership unit.

On December 10, 2015, pursuant to the RMR LLC Operating Agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units of $13,995, of which $7,222 and $6,773 was distributed to us and ABP Trust, respectively, based on each membership unit holder’s respective ownership.  The $7,222 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $6,773 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest.

Cash Flows

Three months ended December 31, 2015 compared to the three months ended December 31, 2014

Our changes in cash flows for the three months ended December 31, 2015 compared to the same period in 2014 were as follows: (i) cash provided by operating activities decreased from $45,229 in the 2014 period to $14,459 in the 2015 period; (ii) cash from investing activities changed from $150 of cash provided by investing activities in the 2014 period to $806 of cash used in investing activities in the 2015 period; and (iii) cash used in financing activities increased from $6,395 in the 2014 period to $23,079 in the 2015 period. Exchange rate fluctuations in connection with our Australian business activities resulted in an increase in cash of $10 in the 2015 period and a decrease of cash of $145 in the 2014 period.

The decrease in cash provided by operating activities for the three months ended December 31, 2015, compared to the same period in 2014 primarily reflects changes in our working capital accounts in the 2014 period, including the collection of accounts receivable from an unrelated party. The change in cash from investing activities for the three months ended December 31, 2015 as compared to the same period in 2014 was due primarily to our larger investment in property and equipment in the 2015 period compared to the 2014 period. The increase in cash used in financing activities for the three months ended December 31, 2015 as compared to the same period in 2014 was primarily due to the $0.5260 common share dividend distribution and the RMR LLC member distributions in the 2015 period.

Off Balance Sheet Arrangements

As of December 31, 2015 and September 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tax Receivable Agreement

We have entered into the Tax Receivable Agreement with ABP Trust that provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report.

Market Risk and Credit Risk

Our business is not capital intensive. We historically have not invested in derivative instruments, borrowed through issuing debt securities or transacted a significant part of our businesses in foreign currencies. As a result, we are not now subject to significant market risk related to interest rate changes, commodity price changes or credit risks; however, if any of these risks were to negatively impact our Client Companies’ businesses or market capitalizations, our revenues would decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change.

Risks Related to Cash and Short Term Investments

Our cash and cash equivalents include short term highly liquid investments readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We invest a substantial amount of our cash in money market funds. The majority of our cash is maintained in U.S. bank accounts. Some U.S. bank account balances exceed the FDIC coverage limit. We believe our cash and short term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

Exchange Rate Risk

During the periods presented in this Quarterly Report on Form 10-Q we were exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies could have an adverse effect on the reported value of our non‑U.S. dollar denominated or based assets and liabilities. In addition, the reported amounts of our management and advisory revenues was affected by movements in the rate of exchange between the Australian dollar based on which certain of our revenues were calculated and the U.S. dollar, in which our financial statements are denominated. For the three months ended December 31, 2015 and 2014, the net impact of the fluctuation of foreign currencies in other comprehensive income in the condensed consolidated statements of comprehensive income for the three months ended December 31, 2015 and 2014 were income of $9 and expenses of $131, respectively. We did not enter into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods. We do not believe these risks are material to us at this time, but they could become material if we significantly expand our non‑U.S. dollar business activities in the future.

Related Person Transactions

We have relationships and historical and continuing transactions with our Founders and our Client Companies.  For example, our Founders are our controlling shareholders and hold membership units of our subsidiary, RMR LLC; our Founders serve as managing trustees of each Managed REIT and directors of Sonesta; Mr. Barry M. Portnoy serves as managing director of Five Star and TA; we are a party to the Tax Receivable Agreement with ABP Trust, which is owned by our Founders; all of the executive officers of the Managed REITs and many of the executive officers of the Managed

Operators are our officers and employees; and, as of December 31, 2015, the Managed REITs owned a majority of our outstanding Class A Common Shares.  For further information about these and other such relationships and related person transactions, please see Note  6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the SEC.  Our filings with the SEC are available at the SEC’s website at www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative disclosures about market risk are set forth above in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Market Risk and Credit Risk."

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rules 13a‑15 and 15d-15. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. OUR FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY USE OF WORDS SUCH AS “OUTLOOK”, “BELIEVE”, “EXPECT”, “POTENTIAL”, “WILL”, “MAY”, “ESTIMATE”, “ANTICIPATE”, DERIVATIVES OR NEGATIVES OF SUCH WORDS OR COMPARABLE WORDS. OUR FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT BELIEFS OR EXPECTATIONS. HOWEVER, OUR FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR FOR VARIOUS REASONS, INCLUDING SOME REASONS BEYOND OUR CONTROL. FOR EXAMPLE:

•

WE HAVE A LIMITED NUMBER OF CLIENT COMPANIES. WE HAVE LONG TERM CONTRACTS WITH OUR MANAGED REITS; HOWEVER, THE OTHER CONTRACTS UNDER WHICH WE EARN OUR REVENUES ARE FOR SHORTER TERMS AND THE LONG TERM CONTRACTS WITH OUR MANAGED REITS MAY BE TERMINATED IN CERTAIN CIRCUMSTANCES. THE TERMINATION OR LOSS OF ANY OF OUR MANAGEMENT CONTRACTS MAY HAVE A MATERIAL ADVERSE IMPACT UPON OUR REVENUES, PROFITS AND CASH FLOWS.

•

OUR MANAGEMENT FEES FROM OUR MANAGED REITS ARE CALCULATED BASED UPON THE LOWER OF EACH REIT’S COST OF ITS ASSETS OR EACH REIT’S MARKET CAPITALIZATION. OUR MANAGEMENT FEES FROM OUR MANAGED OPERATORS ARE CALCULATED BASED UPON CERTAIN REVENUES OF EACH OPERATOR. ACCORDINGLY, OUR FUTURE REVENUES, PROFITS AND CASH FLOWS WILL DECLINE IF THE BUSINESSES, ASSETS OR MARKET CAPITALIZATION OF OUR CLIENT COMPANIES DECLINE.

•

THE FACT THAT WE EARNED A SIGNIFICANT INCENTIVE FEE FROM ONE OF OUR MANAGED REITS MAY IMPLY THAT WE WILL EARN FUTURE INCENTIVE FEES. THE INCENTIVE FEES WE MAY EARN FROM A MANAGED REIT DEPENDS UPON TOTAL RETURN OUTPERFORMANCE OF THE MANAGED REIT COMPARED TO THE TOTAL RETURN WHICH MAY BE REALIZED BY AN IDENTIFIED INDEX. WE HAVE ONLY LIMITED CONTROL OVER THE TOTAL RETURNS WHICH MAY BE REALIZED BY SHAREHOLDERS OF OUR MANAGED REITS AND EFFECTIVELY NO CONTROL OVER THE TOTAL RETURNS CALCULATED FOR IDENTIFIED INDICES. ACCORDINGLY WE PROVIDE NO ASSURANCE THAT WE WILL EVER AGAIN EARN INCENTIVE MANAGEMENT FEE.

•

WE CURRENTLY INTEND TO PAY A REGULAR QUARTERLY DIVIDEND OF $0.25 PER CLASS A COMMON SHARE. OUR DIVIDENDS ARE DECLARED AND PAID WITHIN THE DISCRETION OF OUR BOARD OF DIRECTORS. OUR BOARD MAY CONSIDER MANY FACTORS WHEN DECIDING WHETHER TO DECLARE AND PAY DIVIDENDS, INCLUDING OUR CURRENT AND PROJECTED EARNINGS, OUR CASH FLOWS AND ALTERNATIVE USES FOR ANY AVAILABLE CASH. OUR BOARD MAY DECIDE TO LOWER OR EVEN ELIMINATE OUR DIVIDENDS. WE CAN PROVIDE NO ASSURANCE THAT WE WILL CONTINUE TO PAY ANY REGULAR DIVIDENDS OR WITH REGARD TO THE AMOUNT OF DIVIDENDS WE WILL PAY.

OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE SECTION TITLED “RISK FACTORS” IN OUR ANNUAL REPORT IDENTIFIED OTHER FACTORS WHICH MAY CAUSE OUR FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS TO NOT OCCUR. INVESTORS SHOULD READ THESE OTHER FILINGS WHICH ARE AVAILABLE AT THE SEC WEBSITE WWW.SEC.GOV.

BECAUSE OUR FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS MAY NOT OCCUR, INVESTORS SHOULD NOT PLACE UNDUE OR SIGNIFICANT RELIANCE UPON SUCH STATEMENTS.

WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE OUR FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

Part II. Other Information

Item 1A.  Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our Annual Report.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant*
3.2	Articles of Amendment, filed July 30, 2015*
3.3	Articles of Amendment, filed September 11, 2015*
3.4	Second Amended and Restated Bylaws of the Registrant**
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock***
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust*
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust*
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Select Income REIT*
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust*
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust*
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

*Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.

**Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on December 18, 2015.

***Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan Matthew P. Jordan Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: February 9, 2016