Form 10-Q
period 2016-03-31
RMR Group Inc.
filed 2016-05-10
CIK 1644378

 Xa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 9, 2016, there were 15,007,500 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

Xa

THE RMR GROUP INC.

FORM 10-Q

March 31, 2016

PART I. Financial Information

Item 1. Financial Statements

The RMR Group Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands, except share amounts)

(unaudited)

	March 31,	September 30,
Assets	2016	2015
Current assets:
Cash and cash equivalents	$70,568	$34,497
Due from related parties	22,748	17,986
Prepaid and other current assets	4,006	2,863
Total current assets	97,322	55,346

Furniture and equipment	4,745	5,307
Leasehold improvements	1,065	852
Capitalized software costs	4,250	4,292
Total property and equipment	10,060	10,451
Accumulated depreciation	(5,842)	(5,772)
	4,218	4,679
Due from related parties, net of current portion	5,258	6,446
Deferred tax asset	45,834	46,614
Other assets, net of amortization	186,099	190,807
Total assets	$338,731	$303,892

Liabilities and Equity
Current liabilities:
Accounts payable, accrued expenses and deposits	$29,464	$18,439
Total current liabilities	29,464	18,439
Long term portion of deferred rent payable, net of current portion	632	450
Amounts due pursuant to tax receivable agreement	64,905	64,905
Employer compensation liability, net of current portion	5,258	6,446
Total liabilities	100,259	90,240

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 and 31,000,000 shares authorized; 15,007,500 and
15,000,000 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	93,600	93,425
Retained earnings	30,471	7,303
Cumulative other comprehensive income	83	73
Cumulative common distributions	(8,416)	-
Total shareholders’ equity	115,769	100,832
Noncontrolling interest	122,703	112,820
Total equity	238,472	213,652
Total liabilities and equity	$338,731	$303,892

See accompanying notes.

The RMR Group Inc.

Condensed Consolidated Statements of Comprehensive Income

(dollars in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
Revenues	2016	2015	2016	2015
Management services	$39,014	$42,123	$141,073	$81,333
Reimbursable payroll and related costs	8,759	7,074	16,249	14,108
Advisory services	560	613	1,141	1,205
Total revenues	48,333	49,810	158,463	96,646
Expenses
Compensation and benefits	21,561	20,714	42,865	43,559
Separation expense	-	-	163	116
General and administrative	6,488	4,672	13,000	9,687
Depreciation expense	501	571	984	1,150
Total expenses	28,550	25,957	57,012	54,512
Operating income	19,783	23,853	101,451	42,134
Interest and other income	51	665	76	1,163
Unrealized gains attributable to changes in fair value of stock
accounted for under the fair value option	-	596	-	1,437
Income before income tax expense and equity in earnings
of investee	19,834	25,114	101,527	44,734
Income tax expense	(4,086)	(3)	(15,400)	(3)
Equity in earnings of investee	-	72	-	100
Net income	15,748	$25,183	86,127	$44,831
Net income attributable to noncontrolling interest	(9,634)		(62,959)
Net income attributable to RMR Inc.	$6,114		$23,168

Other comprehensive income (loss):
Foreign currency translation adjustments	10	(124)	19	(255)
Unrealized gain in investment in available for sale securities	-	80	-	76
Equity interest in investee’s unrealized gains	-	45	-	39
Other comprehensive income (loss)	10	1	19	(140)
Comprehensive income	15,758	$25,184	86,146	$44,691
Comprehensive income attributable to noncontrolling interest	(9,639)		(62,968)
Comprehensive income attributable to RMR Inc.	$6,119		$23,178

Weighted average common stock outstanding - basic and diluted	16,002		16,001

Net income attributable to RMR Inc. per share of common stock -
basic and diluted	$0.38		$1.45

See accompanying notes.

The RMR Group Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(dollars in thousands)

(unaudited)

						Cumulative
	Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	Income	Distributions	Equity	Interest	Equity
Balance at September 30, 2015	$15	$1	$15	$93,425	$7,303	$73	$-	$100,832	$112,820	$213,652
Share grants	-	-	-	175	-	-	-	175	-	175
Net income	-	-	-	-	23,168	-	-	23,168	62,959	86,127
Incentive fee allocable to ABP Trust	-	-	-	-	-	-	-	-	(26,611)	(26,611)
Tax distributions to Member	-	-	-	-	-	-	-	-	(18,584)	(18,584)
Common share distributions	-	-	-	-	-	-	(8,416)	(8,416)	(7,890)	(16,306)
Other comprehensive income	-	-	-	-	-	10	-	10	9	19
Balance at March 31, 2016	$15	$1	$15	$93,600	$30,471	$83	$(8,416)	$115,769	$122,703	$238,472

See accompanying notes.

The RMR Group Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Six Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$86,127	$44,831
Adjustments to reconcile net income to net cash from operating activities:
Depreciation expense	984	1,150
Straight line office rent amortization	182	46
Amortization expense related to other asset	4,708	-
Deferred income taxes	780	-
Unrealized gains attributable to changes in fair value of stock accounted for
under the fair value option	-	(1,437)
Dividend income	-	(884)
Revenues paid in common shares of Managed REITs	-	(4,705)
Equity in earnings of investee	-	(100)
Other non-cash expense	175	-
Changes in assets and liabilities:
Due from related parties	(5,063)	(637)
Accounts receivable	-	26,229
Prepaid and other current assets	(1,141)	415
Accounts payable, accrued expenses and deposits	11,754	4,979
Due to related parties	(26,611)	5,532
Net cash from operating activities	71,895	75,419
Cash Flows from Investing Activities
Purchase of property and equipment	(950)	(317)
Dividends received from investment in REITs	-	862
Net cash (used in) provided by investing activities	(950)	545
Cash Flows from Financing Activities
Distributions to noncontrolling interest	(26,474)	-
Members' distribution	-	(17,994)
Distribution to common shareholders	(8,416)	-
Net cash used in financing activities	(34,890)	(17,994)
Effect of exchange rate fluctuations on cash and cash equivalents	16	(278)
Increase in cash and cash equivalents	36,071	57,692
Cash and cash equivalents at beginning of year	34,497	141,731
Cash and cash equivalents at end of year	$70,568	$199,423
Supplemental cash flow information
Income taxes paid	$13,000	$23

See accompanying notes.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Note 1 - Basis of Presentation

The RMR Group Inc., or RMR Inc., a Maryland corporation, is a holding company and substantially all of its business is conducted by its majority owned subsidiary The RMR Group LLC, or RMR LLC, historically a Delaware limited liability company and, as of June 5, 2015, a Maryland limited liability company. In these financial statements, unless otherwise indicated, “we,” us” and “our” refer to RMR Inc. and its direct and indirect subsidiaries. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. RMR Inc. was incorporated in Maryland on May 28, 2015 in contemplation of the June 5, 2015 transaction described in Note 6, Related Person Transactions, or the Up-C Transaction. Prior to the Up-C Transaction, RMR Inc. had not engaged in any business or other activities, except in connection with its incorporation.

The Up-C Transaction and preceding reorganization transactions resulted in a change in the reporting entity for periods prior to June 5, 2015 due to the contribution to RMR LLC of operating entities under common control as described in our Annual Report on Form 10-K for the year ended September 30, 2015, or our Annual Report. These operating entities were then wholly owned by ABP Trust (formerly known as Reit Management & Research Trust), historically a Massachusetts business trust, and as of January 20, 2016, a Maryland statutory trust, or by Barry M. Portnoy and Adam D. Portnoy, our Founders, who are the beneficial owners of ABP Trust. ABP Trust and its beneficial owners are referred to herein collectively as the Members. The operating entities include RMR Advisors LLC, a Maryland limited liability company which was formerly a Massachusetts corporation named RMR Advisors, Inc., or RMR Advisors, and RMR Intl LLC, a Maryland limited liability company, or RMR Intl. These transactions among entities under common control have been accounted for using the pooling method of accounting as if the operations of RMR Advisors and RMR Intl were consolidated as of the beginning of the earliest period presented in our condensed consolidated financial statements and the ownership structure as of June 5, 2015 had been in existence throughout the periods covered by our condensed consolidated financial statements.

RMR Inc. owns 15,007,500 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent 51.6% of the economic interest of RMR LLC. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. ABP Trust owns 15,000,000 redeemable Class A Units, representing 48.4% of the economic interest of RMR LLC, which is presented as a noncontrolling interest within the condensed consolidated financial statements.

RMR LLC was founded in 1986 to manage public investments in real estate and, as of March 31, 2016, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC manages: Government Properties Income Trust, or GOV, a publicly traded real estate investment trust, or REIT, that primarily owns properties that are majority leased to government tenants; Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotels and travel centers; Select Income REIT, or SIR, a publicly traded REIT that primarily owns properties leased to single tenants throughout the United States and leased lands in Hawaii; and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns senior living communities and medical office buildings. Hereinafter, GOV, HPT, SIR and SNH are collectively referred to as the Managed REITs. RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Quality Care, Inc., or Five Star, an operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned manager and franchisor of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, and convenience stores with retail gas stations. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust and its subsidiaries. During the six months ended March 31, 2015, RMR LLC provided transition services to Equity Commonwealth, or EQC, a publicly traded REIT that primarily owns office properties.

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

The accompanying condensed consolidated financial statements of RMR Inc. are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Preparation of these financial statements in conformity with GAAP, requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

Note 2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. The main provision of ASU No. 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risk and rewards transfer to the customer. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017. We have not yet determined the effects, if any, that the adoption of ASU 2014-09 may have on our financial position, results of operations, cash flows or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  We adopted this ASU effective October 1, 2015 and have applied the requirements retrospectively to all periods presented. The adoption of this standard resulted in the reclassification of $3,398 from prepaid and other current assets to deferred income tax assets in our condensed consolidated balance sheet as of September 30, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). ASU No. 2016-02

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have in our condensed consolidated financial statements.

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

On June 5, 2015, as part of the Up‑C Transaction, which is more fully described in Note 6 below and in our Annual Report, RMR LLC and each of the Managed REITs entered into amended and restated business management agreements and amended and restated property management agreements. Each of our amended management agreements have terms that end on December 31, 2036, and automatically extend on December 31st of each year so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension. Each of the Managed REITs has the right to terminate each amended management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. We have the right to terminate the amended management agreements for good reason, as defined therein.

Under our amended management agreements with the Managed REITs, if a Managed REIT terminates one or both of our amended management agreements with that Managed REIT for convenience, or if we terminate one or both of our amended management agreements with a Managed REIT for good reason, the Managed REIT has agreed to pay us a termination fee in an amount equal to the sum of the present values of the Managed REIT’s monthly future fees, as defined therein, for the terminated amended management agreement(s) for the remaining term. If a Managed REIT terminates one or

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

both of our amended management agreements for a performance reason, as defined therein, the Managed REIT has agreed to pay to us the termination fee calculated as described above, but assuming a remaining term of 10 years. No Managed REIT has agreed to pay any termination fee if it terminates one or both of our amended management agreements with that Managed REIT for cause or as a result of a change of control of us, as defined in the applicable management agreement.

During the period January 1, 2014 until June 5, 2015, the base business management fee was paid 90.0% in cash and 10.0% in the applicable REIT’s common shares, which were fully vested when issued. The number of the REIT’s common shares issued in payment of the base business management fee for each month equaled 10.0% of the total base management fee for the REIT for that month divided by the average daily closing price on the New York Stock Exchange of its common shares during that month. The amended management agreements require that all of the management fees payable from the Managed REITs to us after June 5, 2015 be paid in cash.

Under the business management agreements, we also have the ability to earn annual incentive business management fees from the Managed REITs. The incentive business management fees are contingent performance based fees which are only recognized when earned at the end of each respective measurement period or termination of the related management agreement. The incentive fees are calculated for each Managed REIT as 12.0% of the product of (a) the equity market capitalization of the Managed REIT, as defined in the applicable business management agreement, and (b) the amount, expressed as a percentage, by which the Managed REIT’s total return per share, as defined in the applicable business management agreement, exceeded the benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, subject to caps on the values of the incentive fees. The measurement period for the annual incentive fee in respect of calendar year 2015 is the two year period that ended on December 31, 2015 and for calendar years thereafter, the three year period ended on December 31 of that calendar year. The amended management agreements require that any incentive fee payable by the Managed REITs to us after June 5, 2015 be paid in cash.

We earned aggregate base business management fees of $24,829 and $26,315 for the three months ended March 31, 2016 and 2015, respectively, and $50,005 and $49,693 for the six months ended March 31, 2016 and 2015, respectively, from the Managed REITs. We earned aggregate incentive business management fees from the Managed REITs of $62,263 and zero for the six months ended March 31, 2016 and 2015, respectively. Incentive business management fees recognized as earned in the six months ended March 31, 2016 were earned in respect of the 2015 calendar year. Under the agreements entered into for the Up-C Transaction, ABP Trust is entitled to receive a pro rata share of any incentive business management fee earned for the 2015 calendar year, based on the number of days in 2015 to June 5, 2015, the effective date of the Up-C Transaction. Accordingly, $26,611 of the incentive business management fee was allocated to ABP Trust.  See Note 6 below.

Business Management Fees—Managed Operators, ABP Trust and AIC

We earn business management fees from the Managed Operators and ABP Trust pursuant to business management agreements equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total non fuel revenues and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. We earn business management fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. These fees are estimated and payable monthly in advance. We earned aggregate business management fees from the Managed Operators, ABP Trust and AIC of $6,091 and $6,150 for the three months ended March 31, 2016 and 2015, respectively, and $12,317 and $12,048 for the six months ended March 31, 2016 and 2015, respectively.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Property Management Fees

We earned property management fees pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements for property management services equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional property management fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $8,094 and $7,335, for the three months ended March 31, 2016 and 2015, respectively, and $16,430 and $13,669 for the six months ended March 31, 2016 and 2015, respectively.

Reimbursable Payroll and Related Costs

Pursuant to certain of our management agreements, the companies to which we provide management services pay or reimburse us for expenses incurred on their behalf. In accordance with FASB Accounting Standards Codification, or ASC, 605 Revenue Recognition, we present certain payroll and related cost reimbursements we receive as revenue. A significant portion of these reimbursable payroll and related costs arises from services we provide pursuant to our property management agreements that are charged or passed through to and were paid by tenants of our Client Companies.

Our reimbursable payroll and related costs also include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in the condensed consolidated statements of comprehensive income over the requisite service period. We record an equal offsetting amount as compensation and benefits expense for all of our payroll and related cost revenues. Equity based compensation expense and related reimbursements were $1,358 and $1,362 for the three months ended March 31, 2016 and 2015, respectively, and $2,843 and $3,482 for the six months ended March 31, 2016 and 2015, respectively.

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

We realized reimbursable payroll and related costs of $8,759 and $7,074 for the three months ended March 31, 2016 and 2015, respectively and $16,249 and $14,108 for the six months ended March 31, 2016 and 2015, respectively.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Advisory Fees—RIF

We earn advisory fees pursuant to an advisory agreement with RIF at the annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares plus the principal amount of any borrowings evidenced by notes, commercial paper or other similar instruments issued by RIF. We earned advisory fees of $560 and $613 for the three months ended March 31, 2016 and 2015, respectively, and $1,141 and $1,205 for the six months ended March 31, 2016 and 2015, respectively.

EQC Termination and Cooperation Agreement

Pursuant to a Termination and Cooperation Agreement dated September 30, 2014, or the Termination and Cooperation Agreement, RMR LLC assisted EQC in the transition of EQC’s management and operations through February 28, 2015, and EQC paid RMR LLC $2,323 and $5,923 for the three and six months ended March 31, 2015, respectively, for transition services. Also, we continued to provide certain services for EQC in Australia until October 31, 2015 and earned  zero and $58 for the three and six months ended March 31, 2016, respectively, for these services.

Note 4. Income Taxes

As a result of the Up‑C Transaction, we became the sole managing member of RMR LLC. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. In addition, on June 1, 2015 and June 3, 2015, respectively, RMR Intl and RMR Advisors became wholly owned disregarded subsidiaries of RMR LLC. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. We are a corporation subject to U.S. federal and state income tax with respect to its allocable share of any taxable income of RMR LLC and its wholly owned subsidiaries.

For the three and six months ended March 31, 2016, we recognized income tax expense of $4,086 and $15,400, respectively, which includes $3,645 and $13,624, respectively, of U.S. federal income tax and $441 and $1,776, respectively, of state income taxes.

As of March 31, 2016, we had a net deferred tax asset of $45,834, which is primarily a result of the Up-C Transaction completed in June 2015. For further information about this deferred tax asset and the Up-C Transaction, please refer to Note 6 below and our Annual Report.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended	Six Months Ended
	March 31, 2016	March 31, 2016
Income taxes computed at the federal statutory rate	35.0%	35.0%
State taxes, net of federal benefit	4.8%	4.8%
Net income attributable to non-controlling interest	(19.2)%	(24.6)%
Income tax rate	20.6%	15.2%

Prior to June 5, 2015, RMR LLC was a single member limited liability company and together with its sole owner was classified as an S corporation for tax purposes and generally not subject to federal and most state income taxes.  Also prior to June 5, 2015, RMR Advisors and RMR Intl were classified as an S corporation and partnership, respectively, for income tax purposes and were also generally not subject to federal and most state income taxes. RMR Intl conducted

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

business in Australia through a foreign entity that was subject to Australian income tax and has certain deferred tax assets.  We have determined that it is more likely than not that RMR Intl will not realize the benefit of its deferred tax assets, and therefore, we maintain a full valuation allowance for its deferred tax assets.

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. We recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of March 31, 2016 and September 30, 2015, we have no uncertain tax positions.

Note 5. Fair Value of Financial Instruments

As of March 31, 2016 and September 30, 2015, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable, were not materially different from their carrying values due to the short term nature of these financial instruments.

The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of March 31, 2016 and September 30, 2015:

	March 31,	September 30,
	2016	2015
Money market funds included in cash and cash equivalents	$66,046	$33,241
Current portion of due from related parties related to share based payment awards	3,966	4,267
Long term portion of due from related parties related to share based payment awards	5,258	6,446
Current portion of accounts payable, accrued expenses and deposits related to share based payment awards	3,966	4,267
Long term portion of employer compensation liability related to share based payment awards	5,258	6,446

Note 6. Related Person Transactions

Our Founders are the beneficial owners and trustees of ABP Trust, which for the periods prior to June 5, 2015 was the sole owner of RMR LLC. ABP Trust owns (i) all of the outstanding shares of Class B‑1 common stock of RMR Inc., or Class B-1 Common Shares; (ii) all of the outstanding shares of Class B‑2 common stock of RMR Inc., or Class B-2 Common Shares; and (iii) 15,000,000 Class A Units. For the periods prior to June 5, 2015, our Founders also were the owners of RMR Advisors and RMR Intl. Our Founders are directors of AIC and the shareholders and directors of Sonesta. Our Founders are directors and officers of RMR Inc. and officers of RMR LLC. Our Founders are also managing trustees of each of the Managed REITs; and, as of March 31, 2016, the Managed REITs collectively owned a majority of the outstanding shares of Class A common stock of RMR Inc., or Class A Common Shares. Barry M. Portnoy is a managing director of Five Star and of TA. All of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are also officers of RMR LLC.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Revenues from Related Parties.

For the three and six months ended March 31, 2016 and 2015, we recognized revenues from related parties (excluding incentive business management fees) as set forth in the following table:

	For the Three Months Ended March 31,				For the Six Months Ended March 31,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
Managed REITs:
GOV	$7,830	16.2%	$7,359	14.8%	$15,041	15.6%	$14,954	15.5%
HPT	8,958	18.5%	10,537	21.2%	18,518	19.2%	21,014	21.7%
SIR	10,175	21.1%	8,360	16.8%	19,898	20.7%	13,264	13.7%
SNH	13,913	28.8%	13,380	26.8%	27,335	28.4%	25,999	26.9%
	40,876	84.6%	39,636	79.6%	80,792	84.0%	75,231	77.8%

Managed Operators:
Five Star	2,310	4.8%	2,289	4.6%	4,722	4.9%	4,651	4.8%
Sonesta	425	0.9%	371	0.7%	909	0.9%	830	0.9%
TA	3,347	6.9%	3,679	7.4%	6,946	7.2%	7,116	7.4%
	6,082	12.6%	6,339	12.7%	12,577	13.0%	12,597	13.1%

Other:
AIC	60	0.1%	62	0.1%	120	0.1%	122	0.1%
RIF	560	1.2%	613	1.2%	1,141	1.2%	1,205	1.2%
ABP Trust	755	1.5%	837	1.7%	1,512	1.6%	1,568	1.6%
	1,375	2.8%	1,512	3.0%	2,773	2.9%	2,895	2.9%
Other unrelated parties	-	0.0%	2,323	4.7%	58	0.1%	5,923	6.2%
	$48,333	100.0%	$49,810	100.0%	$96,200	100.0%	$96,646	100.0%

On December 31, 2015, RMR LLC also earned a $62,263 incentive business management fee from HPT pursuant to our business management agreement with HPT. Pursuant to the RMR LLC Operating Agreement, ABP Trust is entitled to receive a pro rata share of any incentive business management fee earned by RMR LLC for the 2015 calendar year based on the number of days in 2015 to June 5, 2015, the effective date of the Up-C Transaction; the portion of the $62,263 incentive fee allocated solely to ABP Trust pursuant to this provision was $26,611. In January 2016, HPT paid RMR LLC this $62,263 incentive fee and RMR LLC paid ABP Trust the $26,611. We earned no other incentive fees during the periods presented.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Investments in Managed REITs, RIF and AIC

For periods prior to June 5, 2015, we were paid a part of our base business management fees from the Managed REITs in common shares of each Managed REIT. During the three and six months ended March 31, 2015, we received shares for such services as follows:

	During the Three Months Ended		During the Six Months Ended
	March 31, 2015		March 31, 2015
	No. of		No. of
REIT	Shares	Value	Shares	Value
GOV	11,210	$259	22,666	$521
HPT	31,011	988	63,706	1,928
SIR	14,336	359	24,544	608
SNH	36,610	827	74,086	1,648
		$2,433		$4,705

Cash dividends that we received on the shares of the Managed REITs which we owned during the three and six months ended March 31, 2015 totaled $494 and $862, respectively, and are reported as interest and other income in our condensed consolidated statements of comprehensive income.

We also historically owned shares of RIF, for which our quarterly dividend distributions were reinvested in purchasing additional RIF shares.  For the three and six months ended March 31, 2015, we purchased 509 and 1,068 shares for $11 and $22, respectively, pursuant to this dividend reinvestment program.

AIC was formed in 2008 and provides a combined property insurance program for its shareholders, including the companies to which we provide management services. For the three and six months ended March 31, 2015, RMR LLC, the Managed REITs, Five Star and TA each owned 14.3% of AIC.

Our investments in the Managed REITs, RIF and AIC were distributed by RMR LLC to ABP Trust at their respective carrying values prior to the Up-C Transaction.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Amounts due from related parties

The following table represents amounts due from related parties as of the dates listed:

	March 31,	September 30,
	2016	2015
Managed REITs:
GOV	$5,937	$3,506
HPT	6,477	6,990
SIR	5,964	4,741
SNH	7,997	6,853
	26,375	22,090

Managed Operators:
Five Star	352	1,361
Sonesta	25	16
TA	703	821
	1,080	2,198

Other Client Companies:
AIC	20	22
ABP Trust	531	122
	551	144
	$28,006	$24,432

Leases

As of March 31, 2016, we leased from ABP Trust and certain Managed REITs office space for use as our headquarters and local offices under 19 different leases. We incurred rental expense under related party leases aggregating $1,041 and $1,131 for the three months ended March 31, 2016 and 2015, respectively, and $2,113 and $2,081 for the six months ending March 31, 2016 and 2015, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated.

The Up-C Transaction

On June 5, 2015, our Founders, ABP Trust and the Managed REITs were parties to the Up-C Transaction. In the Up-C Transaction: (a) ABP Trust contributed $11,520 in cash to RMR Inc. which RMR Inc. subsequently contributed to RMR LLC; (b) RMR LLC issued 1,000,000 Class B Units to RMR Inc.; (c) GOV contributed 700,000 of its common shares and $3,917 in cash to RMR Inc., HPT contributed 1,490,000 of its common shares and $12,622 in cash to RMR Inc., SIR contributed 880,000 of its common shares and $15,880 in cash to RMR Inc. and SNH contributed 2,345,000 of its common shares and $13,967 in cash to RMR Inc.; (d) RMR Inc. issued 1,000,000 Class B-1 Common Shares and 15,000,000 Class B-2 Common Shares to ABP Trust; (e) RMR Inc. issued 1,541,201 shares of Class A Common Shares to GOV, 5,019,121 Class A Common Shares to HPT, 3,166,891 Class A Common Shares to SIR and 5,272,787 Class A Common Shares to SNH; (f) ABP Trust delivered to RMR Inc. 15,000,000 of the 30,000,000 Class A Units it then owned; and (g) RMR Inc. delivered to ABP Trust the shares and cash which had been contributed to RMR Inc. by the Managed REITs. Pursuant to the Up-C Transaction agreements, the Managed REITs agreed to distribute approximately half of our Class A Common Shares they acquired in the Up-C Transaction to their respective shareholders as a special distribution. This distribution took place on December 14, 2015. As a result of the Up-C Transaction, RMR LLC became a subsidiary of RMR Inc., RMR Inc. became

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

the Managing Member of RMR LLC and each Managed REIT became the owner of more than 5.0% of the outstanding Class A Common Shares of RMR Inc. For further information regarding the Up-C Transaction, please refer to our Annual Report.

In the Up‑C Transaction, the Managed REITs contributed cash and shares of the Managed REITs with a combined value of $167,764 to RMR Inc. The transaction agreements calculated the value of the Managed REITs’ common shares using a 20 business day volume weighted average trading price, or $126,400; however, for accounting purposes, the common shares were valued at the closing price of those shares on the date of the Up‑C Transaction, or $121,378. Also, for purposes of GAAP, we concluded that the consideration received from the Managed REITs for the Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares; and as a result, we recorded $193,806 in other assets under ASC 605‑50, Consideration Given to a Customer. The consideration received from the Managed REITs was allocated to the 15,000,000 Class A Common Shares and the 20 year management agreements under the relative selling price method in accordance with ASC 605‑25, Multiple Element Arrangements, using our best estimate of selling price for each of the deliverables. The other assets of $193,806 is being amortized against revenue recognized related to the management agreements with the Managed REITs using the straight line method through the period ended December 31, 2035. For the three and six months ended March 31, 2016, we reduced revenue by $2,356 and $4,708, respectively, related to the amortization of these other assets. As of March 31, 2016, the unamortized amount of this asset was $186,099.

Pursuant to the Up-C Transaction agreements, on December 14, 2015, GOV, HPT, SIR and SNH distributed 768,032, 2,515,344, 1,580,055 and 2,635,379 Class A Common Shares, respectively, to their respective shareholders, which represented approximately half of the Class A Common Shares that each received in the Up-C Transaction, and we facilitated this distribution by filing a registration statement with the U.S. Securities and Exchange Commission, or the SEC, to register the Class A Common Shares being distributed and by listing those shares on The NASDAQ Stock Market LLC, or NASDAQ.

Tax Related Payments

In the Up-C Transaction, we entered into the Tax Receivable Agreement with ABP Trust which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement.

Under the RMR LLC Operating Agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the assumed tax liabilities of its members. During the six months ended March 31, 2016, we distributed $18,584 to ABP Trust pursuant to this requirement.

Other

For the period October 1, 2014 through June 5, 2015, amounts were periodically advanced and repaid between ABP Trust and its then 100.0% owned subsidiary RMR LLC. These advances were due on demand without interest. There were no advances outstanding between ABP Trust and RMR LLC as of March 31, 2016 and September 30, 2015. Also, for the period October 1, 2014 through June 5, 2015, our Founders periodically made loans for working capital to RMR LLC which loans were due on demand and required interest at the minimum monthly adjustable federal rate required for tax reporting. At March 31, 2016 and September 30, 2015, respectively, no loans were outstanding from our Founders to RMR LLC.

Additional information about our related person transactions appears in Note 7 below.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Note 7. Shareholders’ Equity

Common Shares

RMR Inc.’s authorized capital stock consists of 31,600,000 Class A Common Shares, 1,000,000 Class B‑1 Common Shares and 15,000,000 Class B‑2 Common Shares.

Class A Common Shares entitle holders to one vote for each share held of record on all matters submitted to a vote of shareholders. Class B-1 Common Shares entitle holders to ten votes for each share held of record on all matters submitted to a vote of shareholders. Each Class B-1 Common Share may, at the option of its holder, be converted into a Class A Common Share, on a one for one basis. Class B-2 Common Shares are entitled to ten votes for each share held of record on all matters submitted to a vote of shareholders. RMR Inc.'s Class B-2 Common Shares are paired with Class A Units held by ABP Trust. The Class A Units may, at the option of the holder, be redeemed for Class A Common Shares on a one to one basis, and upon such redemption our Class B-2 Common Shares that are paired with the Class A Units are automatically cancelled. RMR Inc. has the option to settle the redemption in cash. Holders of our Class A Common Shares, Class B‑1 Common Shares and Class B-2 Common Shares vote together as a single class on all matters submitted to a vote of our common shareholders except as required by law and except for amendments to our charter that materially and adversely affect a single class of common shares, in which case, the affected class of shares shall have the right to vote separately on such amendments.

Issuances.

On March 9, 2016, under our equity compensation plan we granted 2,500 of our Class A Common Shares valued at $23.27 per share, the closing price of our Class A Common Shares on NASDAQ on that day, to each of our three Independent Directors as part of their annual compensation. These Class A Common Shares awarded to our Independent Directors vested immediately and are included in general and administrative expense in our condensed consolidated financial statements. In connection with the grant of Class A Common Shares to our Independent Directors, RMR LLC concurrently issued 7,500 Class A Units to RMR Inc., consistent with the terms of the RMR LLC Operating Agreement.

Distributions.

On December 15, 2015, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.5260 per Class A Common Share and Class B-1 Common Share, or $8,416. This dividend was paid to our shareholders of record as of the close of business on November 25, 2015, which included the Managed REITs and ABP Trust. The amount of this dividend was calculated at a rate of $0.25 per share per quarter pro rata for the period June 5, 2015 to December 14, 2015. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.5260 per unit, or $16,306, of which $8,416 was distributed to us based on our aggregate ownership of 16 million membership units of RMR LLC and $7,890 was distributed to ABP Trust based on its ownership of 15 million membership units of RMR LLC.

On April 13, 2016, we declared a dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of April 25, 2016, in the amount of $0.2993 per Class A Common Share and Class B-1 Common Share, or $4,791.  The amount of this dividend was calculated as $0.25 per share for the quarter ended March 31, 2016, plus a pro rata dividend in respect of the period from December 14, 2015 through and including December 31, 2015. We expect to pay this dividend on or about May 19, 2016 with cash on hand.

For the six months ended March 31, 2016, pursuant to the RMR LLC Operating Agreement, RMR LLC made required quarterly tax distributions to holders of its membership units of $38,395 of which $19,811 was distributed to us and $18,584 was distributed to ABP Trust, based on each membership unit holder’s respective ownership. The $19,811,

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

distributed to us was eliminated in our condensed consolidated financial statements, and the $18,584 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We used the funds from this distribution for payment of certain U.S. federal and state income tax liabilities. We also expect to use these distributions to fund our obligations under the Tax Receivable Agreement defined in Note 6 above.

Note 8.  Per Common Share Amounts

Earnings per common share for the three and six months ended March 31, 2016 reflects net income attributable to RMR Inc. divided by our weighted average common shares outstanding. Basic and diluted weighted average common shares outstanding represent our 15,007,500 Class A Common Shares and our 1,000,000 Class B‑1 Common Shares. Our Class B‑2 Common Shares, which are paired with ABP Trust’s Class A Units, have no independent economic interest in RMR Inc. and thus are not included as common stock outstanding for purposes of calculating our net income attributable to RMR Inc. per share.

The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one for one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, our Class B‑2 Common Share “paired” with such unit is cancelled for no additional consideration. If all outstanding Class A Units were redeemed for our Class A Common Shares in the periods presented our Class A Common Shares outstanding would have been 30,007,500. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share attributable to RMR Inc., we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). Accordingly, in the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti‑dilutive.

Note 9. Net Income Attributable to RMR Inc.

Net income attributable to RMR Inc. for three and six months ended March 31, 2016, is derived as follows:

	Three Months Ended	Six Months Ended
	March 31, 2016	March 31, 2016
Net income before income tax expense	$19,834	$101,527
Add: RMR Inc. franchise tax expense	71	225
Less: incentive fee allocable to ABP Trust	-	(26,611)
Net income before non-controlling interest	19,905	75,141
Less: non-controlling interest	(9,634)	(36,348)
Net income attributable to RMR Inc. before income tax expense	10,271	38,793
Less: income tax expense attributable to RMR Inc.	(4,086)	(15,400)
Less: RMR Inc. franchise tax expense	(71)	(225)
Net income attributable to RMR Inc.	$6,114	$23,168

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

Note 10. Segment Reporting

We have one reportable business segment, which is RMR LLC. In the tables below, All Other Operations includes the operations of RMR Inc., RMR Advisors and RMR Intl.

	Three Months Ended March 31, 2016
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$39,014	$-	$39,014
Reimbursable payroll and related costs	8,759	-	8,759
Advisory services	-	560	560
Total revenues	47,773	560	48,333
Expenses
Compensation and benefits	21,286	275	21,561
General and administrative	6,294	194	6,488
Depreciation expense	501	-	501
Total expenses	28,081	469	28,550
Operating income	19,692	91	19,783
Interest and other income	50	1	51
Income before income tax expense	19,742	92	19,834
Income tax expense	-	(4,086)	(4,086)
Net income (loss)	$19,742	$(3,994)	$15,748

(1)	Intersegment revenues of $188 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

	Six Months Ended March 31, 2016
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$141,015	$58	$141,073
Reimbursable payroll and related costs	16,249	-	16,249
Advisory services	-	1,141	1,141
Total revenues	157,264	1,199	158,463
Expenses
Compensation and benefits	42,267	598	42,865
Separation expense	163	-	163
General and administrative	12,456	544	13,000
Depreciation expense	984	-	984
Total expenses	55,870	1,142	57,012
Operating income	101,394	57	101,451
Interest and other income	75	1	76
Income before income tax expense	101,469	58	101,527
Income tax expense	(1)	(15,399)	(15,400)
Net income (loss)	$101,468	$(15,341)	$86,127

(1)	Intersegment revenues of $370 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands)

	Three Months Ended March 31, 2015
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$42,063	$60	$42,123
Reimbursable payroll and related costs	7,074	-	7,074
Advisory services	-	613	613
Total revenues	49,137	673	49,810
Expenses
Compensation and benefits	20,220	494	20,714
General and administrative	4,566	106	4,672
Depreciation expense	571	-	571
Total expenses	25,357	600	25,957
Operating income	23,780	73	23,853
Interest and other income	641	24	665
Unrealized gains attributable to changes in fair value of stock
accounted for under the fair value option	590	6	596
Income before income tax expense and equity in earnings
of investee	25,011	103	25,114
Income tax expense	(3)	-	(3)
Equity in earnings of investee	72	-	72
Net income	$25,080	$103	$25,183

(1)	Intersegment revenues of $338 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

	Six Months Ended March 31, 2015
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$81,273	$60	$81,333
Reimbursable payroll and related costs	14,108	-	14,108
Advisory services	-	1,205	1,205
Total revenues	95,381	1,265	96,646
Expenses
Compensation and benefits	42,531	1,028	43,559
Separation expense	116	-	116
General and administrative	9,460	227	9,687
Depreciation expense	1,150	-	1,150
Total expenses	53,257	1,255	54,512
Operating income	42,124	10	42,134
Interest and other income	1,116	47	1,163
Unrealized gains attributable to changes in fair value of stock
accounted for under the fair value option	1,365	72	1,437
Income before income tax expense and equity in earnings
of investee	44,605	129	44,734
Income tax expense	(3)	-	(3)
Equity in earnings of investee	100	-	100
Net income	$44,702	$129	$44,831

(1)	Intersegment revenues of $596 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW (dollar amounts in thousands)

RMR Inc. was incorporated in Maryland on May 28, 2015 in contemplation of the Up-C Transaction. For more information about the Up-C Transaction and the Up-C Transaction agreements, please see Note 6, Related Person Transactions in our condensed consolidated financial statements in Part I, Item 1 above and Note 6, Related Person Transactions included in the audited consolidated financial statements in our Annual Report.

RMR Inc. is a holding company; substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees and the personnel and various services it requires to operate are provided by RMR LLC. As of March 31, 2016, the over 1,300 properties which RMR LLC manages are located in 48 states, Washington, DC, Puerto Rico and Canada and they are principally owned by the Managed REITs.

The consolidated financial information in this section include accounts of RMR Inc. or its predecessors, and periods presented in these statements prior to the Up‑C Transaction are presented as if our predecessor entities, which were not then owned by a single entity, were wholly owned within a single legal entity.

Substantially all of our revenues are derived from providing business and property management services to our Client Companies. We also earn revenue from advisory services to RIF, a mutual fund.

Managed REITs

The business management fees we earn from the Managed REITs are principally based upon the lower of (i) the historical cost of each REIT’s properties or (ii) each REIT’s total market capitalization. The property management fees we earn from the Managed REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers. The following tables present for each Managed REIT: a summary of its primary strategy, the average historical cost of its assets under management or its average total market capitalization for March 2016 and 2015, as applicable, on which the business management fees we earned were calculated for those periods and the fees we earned from the Managed REITs for the three and six months ended March 31, 2016 and 2015:

		Historical Cost of Assets Under Management or
		Total Market Capitalization(1)
		March 31,	March 31,
REIT Name	Primary Strategy	2016	2015
GOV	Office buildings majority leased to government tenants	$2,054,410	$1,953,148
HPT	Hotels and travel centers	7,702,410	7,995,616
SIR	Properties and lands primarily leased to single tenants	4,374,857	4,394,667
SNH	Healthcare, senior living and medical office buildings	7,565,688	7,089,092
		$21,697,365	$21,432,523

(1)

Business management fees payable to us by the Managed REITs are calculated monthly based upon the lesser of the historical cost of each Managed REIT’s historical cost of assets under management or its total market capitalization, as defined in the applicable business management agreement. The historical cost of assets under management for a REIT includes the real estate it owns and consolidated assets invested directly or indirectly by the Managed REIT in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non‑cash reserves. A Managed REIT’s assets under management do not include shares it owns of another Managed REIT. The amounts presented reflect the lesser of historical cost of assets and total market capitalization as of such date for each Managed REIT. As of March 31, 2016, the total market capitalization was lower than the historical costs of assets under management for HPT, SIR and SNH. As of March 31, 2016, the historical cost of assets under management for HPT, SIR and SNH were $8,917,823, $4,727,238 and $7,963,921, respectively.

	For the Three Months Ended March 31, 2016(2)				For the Three Months Ended March 31, 2015(2)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT Name	Fees	Fees	Fees	Total	Fees	Fees	Fees	Total
GOV	$2,593	$-	$2,125	$4,718	$2,627	$-	$2,019	$4,646
HPT	8,638	-	14	8,652	10,020	-	9	10,029
SIR	5,105	-	3,149	8,254	4,715	-	2,625	7,340
SNH	8,493	-	2,579	11,072	8,953	-	2,438	11,391
	$24,829	$-	$7,867	$32,696	$26,315	$-	$7,091	$33,406

	For the Six Months Ended March 31, 2016(2)				For the Six Months Ended March 31, 2015(2)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT Name	Fees	Fees	Fees	Total	Fees	Fees	Fees	Total
GOV	$5,128	$-	$4,258	$9,386	$5,341	$-	$4,293	$9,634
HPT	17,695	62,263	22	79,980	19,770	-	20	19,790
SIR	10,239	-	6,282	16,521	7,269	-	4,129	11,398
SNH	16,943	-	5,393	22,336	17,313	-	4,737	22,050
	$50,005	$62,263	$15,955	$128,223	$49,693	$-	$13,179	$62,872

(2)

Includes base and incentive business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs.  Incentive business management fees from the Managed REITs are contingent performance based fees which are only recognized when earned at the end of each respective measurement period. We earned $62,263 of incentive business management fees from HPT on December 31, 2015. While we record incentive business management fee revenue only when earned, we estimate that we would have earned aggregate incentive business management fees from the Managed REITs of $5,316 as of March 31, 2016 if that date had been the end of a measurement period; that estimated amount is not included in the fees listed in the tables above or in our condensed consolidated financial statements.

Managed Operators, AIC and ABP Trust

In addition to the business and property management services we provide to the Managed REITs, we provide business management services to the Managed Operators. Five Star operates senior living and healthcare facilities throughout the United States, many of which are owned by and leased from or managed for SNH. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; some of Sonesta’s U.S. hotels are owned by HPT. TA operates travel centers along the U.S. interstate highway system, many of which are owned by and leased from HPT, as well as convenience stores and gas stations. In addition we provide management services to certain other businesses, including ABP Trust and AIC. Generally our fees earned from business management services to companies other than the Managed REITs, are based on a percentage of certain revenues of the managed businesses. We also earn fees generally based upon rents collected for managing rental properties owned by ABP Trust and TA’s headquarters building. Our revenues from services to the Managed Operators, AIC and ABP Trust were as follows(1):

	Three Months Ended March 31,		Six Months Ended March 31,
Company	2016	2015	2016	2015
Five Star	$2,304	$2,231	$4,598	$4,457
Sonesta	425	371	909	830
TA	3,269	3,489	6,619	6,654
AIC	60	62	120	122
ABP Trust	260	241	546	475
	$6,318	$6,394	$12,792	$12,538

(1)

Includes business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs.

RMR Advisors

RMR Advisors is a wholly owned subsidiary of RMR LLC and is registered with the SEC as an investment advisory business. RMR Advisors provides advisory services to RIF, a closed end mutual fund and earns fees based upon the fair market value of the gross assets owned by RIF, including assets acquired with the use of debt or other leverage. The value of

RIF’s average daily assets, as defined by the investment advisory agreement, managed by RMR Advisors was $257,090 and $273,941 at March 31, 2016 and 2015, respectively. The advisory fees earned by RMR Advisors included in our revenue were $560 and $613 for the three months ended March 31, 2016 and 2015, respectively, and $1,141 and $1,205 for the six months ended March 31, 2016 and 2015, respectively.

EQC

EQC is a publicly traded REIT that primarily owns office properties. RMR LLC and EQC entered into a Termination and Cooperation Agreement that terminated their business and property management agreements on September 30, 2014. RMR LLC provided certain transition services to EQC through February 28, 2015, and thereafter certain additional services for EQC in Australia until October 31, 2015. Fees earned pursuant to these agreements totaled zero and $2,323 for the three months ended March 31, 2016 and 2015, respectively, and $58 and $5,923 for the six months ended March 31, 2016 and 2015, respectively.

RMR Intl

RMR Intl is a wholly owned subsidiary of RMR LLC whose sole business is holding the equity interests of RMR Australia, a company founded in 2012 to manage certain investments of a company then managed by RMR LLC in Australia. RMR Australia holds an Australian financial services license granted by the Australian Securities & Investments Commission.

Business Environment and Outlook

The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain and increase the value of their businesses and to assist our Managed Operators to grow their businesses. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with property type and regional geographic variations. As the general U.S. economy expands commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national business trends. We also believe that these cyclical factors can be reinforced or sometimes overwhelmed by general economic factors; for example, the recent increase in U.S. interest rates and current expectation that U.S. interest rates may continue to increase appears to be causing a general decline in the value of securities of real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.

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

RESULTS OF OPERATIONS (dollars in thousands)

When considering the financial data for the three and six month periods ended March 31, 2016 compared to the same periods in 2015, readers should note that we began conducting business on June 5, 2015 and we did not become a publicly owned company until December 14, 2015 when the Managed REITs distributed approximately half of our Class A Common Shares to their shareholders. Prior to June 5, 2015 and December 14, 2015 our assets, structure and operations differed in several respects from those subsequent to these dates, and such differences impact the period to period comparisons.

Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015.

The following table presents the changes in our operating results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenues:
Management services	$39,014	$42,123	$(3,109)	(7.4)%
Reimbursable payroll and related costs	8,759	7,074	1,685	23.8%
Advisory services	560	613	(53)	(8.6)%
Total revenues	48,333	49,810	(1,477)	(3.0)%

Expenses:
Compensation and benefits	21,561	20,714	847	4.1%
General and administrative	6,488	4,672	1,816	38.9%
Depreciation expense	501	571	(70)	(12.3)%
Total expenses	28,550	25,957	2,593	10.0%
Operating income	19,783	23,853	(4,070)	(17.1)%
Interest and other income	51	665	(614)	(92.3)%
Unrealized gains attributable to changes in fair value
of stock accounted for under the fair value option	-	596	(596)	(100.0)%
Income before income tax expense and equity in
earnings of investee	19,834	25,114	(5,280)	(21.0)%
Income tax expense	(4,086)	(3)	(4,083)	nm
Equity in earnings of investee	-	72	(72)	(100.0)%
Net income	15,748	$25,183	(9,435)	(37.5)%
Net income attributable to noncontrolling interest	(9,634)		(9,634)
Net income attributable to RMR Group Inc.	$6,114		$6,114

Calculation of EBITDA and Adjusted EBITDA(1)

Net income	$15,748	$25,183
Plus: income tax expense	4,086	3
Plus: depreciation expense	501	571
EBITDA	20,335	25,757
Plus: other asset amortization	2,354	-
Plus: transaction and acquisition related costs	455	-
Less: unrealized gains attributable to changes in fair value
of stock accounted for under the fair value option	-	(596)
Adjusted EBITDA	$23,144	$25,161

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures calculated as presented in the tables above. We consider EBITDA and Adjusted EBITDA to be appropriate measures of our operating performance, along with net income, net income attributable to RMR Inc., operating income and cash flow from operating activities. We believe that EBITDA and Adjusted EBITDA provide useful information to investors because by excluding the effects of certain historical amounts, such as income tax and depreciation expenses, incentive business management fees, other asset amortization, transaction and acquisition related costs, certain separation expenses and unrealized gains attributable to changes in fair value of stock accounted for under the fair value option, EBITDA and Adjusted EBITDA may facilitate a comparison of current operating performance with our operating performance for prior periods and with the performance of other asset management businesses. EBITDA and Adjusted EBITDA do not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income attributable to RMR Inc., operating income or cash flow from operating activities determined in accordance with GAAP, or as an indicator of financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, net income attributable to RMR Inc., operating income and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and consolidated statements of cash flows. Also, other asset management businesses may calculate EBITDA and Adjusted EBITDA differently than we do.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended March 31, 2016, compared to the three months ended March 31, 2015.

Management services revenue. Management services revenue includes fees we earned under our business and property management agreements. For the three months ended March 31, 2016 and 2015 we earned business and property management services revenue from the following sources:

	Management Services Revenue
	Three Months Ended March 31,
Source	2016	2015	Change
Managed REITs	$32,696	$33,406	$(710)
Managed Operators	5,998	6,090	(92)
Other Client Companies	320	304	16
EQC	-	2,323	(2,323)
Total	$39,014	$42,123	$(3,109)

Management services revenue declined $3,109 primarily due to the impact of the $2,354 in other asset amortization recorded in the three months ended March 31, 2016, which resulted from the Up-C Transaction discussed in Note 6 in our condensed consolidated financial statements in Part I, Item 1 and the final termination of our services to EQC. These declines were partially offset by modest growth in the Managed REITs base business management and property management fees.

Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue primarily includes amounts reimbursed to us by the Managed REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable payroll and related costs arises from services we provide that are paid or reimbursed by tenants of the Managed REITs. Reimbursable payroll and related costs revenue for the three months ended March 31, 2016 and 2015 also includes recognition of non-cash share based compensation granted to some of our employees by certain of our Client Companies of $1,358 and $1,362, respectively. Reimbursable payroll and related costs revenue increased $1,685 due primarily to increases in the number of properties we manage for the Managed REITs since January 1, 2015, and the related increase in the number of employees, and their associated compensation and benefits, as well as regular increases in reimbursable compensation and benefits for which we receive reimbursement.

Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF. These fees decreased by $53 because of a decrease in the average value of RIF’s assets between these periods.

Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense for the three months ended March 31, 2016 and 2015 includes $1,358 and $1,362, respectively, of non‑cash share based compensation granted to some of our employees by certain of our Client Companies. Compensation and benefits expense increased $847 primarily due primarily to an increase in staffing as a result of increases in the number of properties we manage for the Managed REITs and the business growth of certain of our Managed Operators since January 1, 2015, as well as annual employee salary increases.

General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses and other administrative expenses. General and administrative expenses increased $1,816 due primarily to recurring costs related to our becoming a publicly traded company in the current fiscal year, $455 of transaction and acquisition related costs incurred in the three months ended March 31, 2016 associated with the Up‑C Transaction and increases in third party subcontracted property management expenses related to the increase in the number of properties we manage for the Managed REITs since January 1, 2015.

Depreciation expense. Depreciation expense decreased $70 as a result of certain equipment and capitalized software additions becoming fully depreciated subsequent to January 1, 2015 and the disposal, at book value, of property and equipment in the fiscal year ended September 30, 2015.

Interest and other income. Interest and other income decreased $614 primarily due to the loss of dividend income derived in the period ended March 31, 2015 from common shares of the Managed REITs that were transferred to ABP Trust prior to Up-C Transaction.

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

Income tax expense. Income tax expense for the 2016 period is primarily attributable to RMR Inc. becoming a corporation as part of the Up-C Transaction and thus subject to U.S. federal and state income tax with respect to RMR Inc.’s allocable share of any taxable income of RMR LLC.

Equity in earnings of investee. Equity in earnings of investee represents our proportionate share of earnings from our investment in AIC for the three months ended March 31, 2015. Prior to the Up-C Transaction, RMR LLC transferred its ownership interest in AIC to ABP Trust.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust after the Up-C Transaction discussed in Note 6 to our condensed consolidated financial statements in Part I, Item 1 above.

Six Months Ended March 31, 2016, Compared to the Six Months Ended March 31, 2015.

The following table presents the changes in our operating results for the six months ended March 31, 2016 compared to the six months ended March 31, 2015:

	Six Months Ended March 31,
	2016	2015	$ Change	% Change
Revenues:
Management services	$141,073	$81,333	$59,740	73.5%
Reimbursable payroll and related costs	16,249	14,108	2,141	15.2%
Advisory services	1,141	1,205	(64)	(5.3)%
Total revenues	158,463	96,646	61,817	64.0%

Expenses:
Compensation and benefits	42,865	43,559	(694)	(1.6)%
Separation expense	163	116	47	40.5%
General and administrative	13,000	9,687	3,313	34.2%
Depreciation expense	984	1,150	(166)	(14.4)%
Total expenses	57,012	54,512	2,500	4.6%
Operating income	101,451	42,134	59,317	140.8%
Interest and other income	76	1,163	(1,087)	(93.5)%
Unrealized gains attributable to changes in fair value
of stock accounted for under the fair value option	-	1,437	(1,437)	(100.0)%
Income before income tax expense and equity in
earnings of investee	101,527	44,734	56,793	127.0%
Income tax expense	(15,400)	(3)	(15,397)	nm
Equity in earnings of investee	-	100	(100)	(100.0)%
Net income	86,127	$44,831	$41,296	92.1%
Net income attributable to noncontrolling interest	(62,959)		(62,959)
Net income attributable to RMR Group Inc.	$23,168		$23,168

Calculation of EBITDA and Adjusted EBITDA(1)

Net income	$86,127	$44,831
Plus: income tax expense	15,400	3
Plus: depreciation expense	984	1,150
EBITDA	102,511	45,984
Plus: other asset amortization	4,708	-
Plus: separation expense	163	116
Plus: transaction and acquisition related costs	1,313	-
Less: incentive business management fees earned	(62,263)	-
Less: unrealized gains attributable to changes in fair value
of stock accounted for under the fair value option	-	(1,437)
Adjusted EBITDA	$46,432	$44,663

(1)	See footnote 1 on page 25 for the definition of EBITDA and Adjusted EBITDA.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the six month period ended March 31, 2016, compared to the six months ended March 31, 2015.

Management services revenue. For the six months ended March 31, 2016 and 2015 we earned business and property management services revenue from the following sources:

	Management Services Revenue
	Six Months Ended March 31,
Source	2016	2015	Change
Managed REITs	$128,223	$62,872	$65,351
Managed Operators	12,126	11,941	185
Other Client Companies	666	597	69
EQC	58	5,923	(5,865)
Total	$141,073	$81,333	$59,740

Management services revenue increased $59,740 primarily due to a $62,263 annual incentive management fee earned on December 31, 2015 and modest growth in the Managed REITs base business management and property management fees. The increases were partially offset by the impact of the $4,708 in other asset amortization recorded only in the six months ended March 31, 2016, which resulted from the Up-C Transaction discussed in Note 6 to our condensed consolidated financial statements in Part I, Item 1 above and the wind down of our services to EQC.

Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue for the six months ended March 31, 2016 and 2015 includes recognition of non-cash share based compensation granted to some of our employees by certain of our Client Companies of $2,843 and $3,482, respectively. Reimbursable payroll and related costs revenue increased $2,141 due primarily to increases in the number of properties we manage for the Managed REITs since October 1, 2014 as well as increases in the number of our employees since that date and their associated compensation and benefits as well as regular increases in employee compensation and benefits for which we receive reimbursement. This increase was partially offset by a reduction in the value of non-cash share based compensation granted to some of our employees by certain of our Client Companies.

Advisory services revenue. Advisory services revenue decreased by $64 because of a decrease in the average value of RIF’s assets between these periods.

Compensation and benefits.  Compensation and benefits expense for the six months ended March 31, 2016 and 2015 includes $2,843 and $3,482, respectively, of non-cash share based compensation granted to some of our employees by certain of our Client Companies. Compensation and benefits expense decreased $694 primarily due to decreases in our corporate office staffing due to the wind down of our business management and property management services to EQC and a reduction in the value of non-cash share based compensation granted to some of our employees by certain of our Client Companies. This decline was partially offset by an increase in staffing as a result of increases in the number of properties we manage for the Managed REITs and the business growth of certain of our Managed Operators since October 1, 2014, as well as annual employee salary increases.

Separation expense. Separation expense consists of costs related to one time employee termination payments incurred as part of the termination of employment of an officer of RMR LLC in the six months ended March 31, 2016 and certain employee termination costs associated with the wind down of services to EQC in the six months ended March 31, 2015.

General and administrative. General and administrative expenses increased $3,313 due primarily to $1,313 of transaction and acquisition related costs associated with the Up‑C Transaction and recurring costs related to our becoming a publicly traded company in the 2016 period, as well as increases in third party subcontracted property management expenses related to the increase in the number of properties we manage for the Managed REITs since October 1, 2014.

Depreciation expense. Depreciation expense decreased $166 as a result of certain equipment and capitalized software additions becoming fully depreciated subsequent to October 1, 2014 and the disposal, at book value, of property and equipment in the fiscal year ended September 30, 2015.

Interest and other income. Interest and other income decreased $1,087 primarily due to the loss of dividend income derived in the period ended March 31, 2015 from common shares of the Managed REITs that were transferred to ABP Trust prior to Up-C Transaction.

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

Income tax expense. Income tax expense for the 2016 period is primarily attributable to RMR Inc. becoming a corporation as part of the Up-C Transaction and thus subject to U.S. federal and state income tax with respect to RMR Inc.’s allocable share of any taxable income of RMR LLC.

Equity in earnings of investee. Equity in earnings of investee represents our proportionate share of earnings from our investment in AIC for the six months ended March 31, 2015. Prior to the Up-C Transaction, RMR LLC transferred its ownership interest in AIC to ABP Trust.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest includes $26,611 of the annual incentive business management incentive fee allocated solely to ABP Trust after the Up-C Transaction discussed in Note 6 to our condensed consolidated financial statements in Part I, Item 1 above.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, except per share amounts)

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

Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Our current liabilities have historically included accounts payable and accrued expenses, including accrued employee compensation. As of March 31, 2016 and September 30, 2015, we had cash and cash equivalents of $70,568 and $34,497, respectively, with $66,046 and $33,241 invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations for the six months ended March 31, 2016, including the portion of the 2015 incentive business management fee allocable to RMR LLC.

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

We believe that our operating cash flow will be sufficient to meet our operating needs and commitments for the next 12 months and for the foreseeable future. On December 15, 2015, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.5260 per Class A Common Share and Class B-1 Common Share, or $8,416. This distribution was paid to our shareholders of record of the close of business on November 25, 2015, which included the Managed REITs and ABP Trust. The amount of this dividend was calculated at a rate of $0.25 per share per quarter pro rata for the period June 5, 2015 to December 14, 2015. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.5260 per unit, or $16,306, of which $8,416 was distributed to us based on our aggregate ownership of 16 million membership units of RMR LLC and $7,890 was distributed to ABP Trust based on its ownership of 15 million membership units of RMR LLC.

We currently intend to pay a regular quarterly cash dividend equal to $0.25 per share ($1.00 per share per year) to holders of our Class A Common Shares and Class B-1 Common Shares. On April 13, 2016, we declared a dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of April 25, 2016, in the amount of $0.2993 per Class A Common Share and Class B-1 Common Share, or $4,791.  The amount of this dividend was calculated as $0.25 per share for the quarter ended March 31, 2016, plus a pro rata dividend in respect of the period from December 14, 2015 through and including December 31, 2015. We expect to pay this dividend on or about May 19, 2016 with cash on hand.

For the six months ended March 31, 2016, pursuant to the RMR LLC Operating Agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units of $38,395 of which $19,811 was distributed to us and $18,584 was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage in RMR LLC. The $19,811 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $18,584 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use these funds distributed to us to fund our tax liabilities and our obligations under the Tax Receivable Agreement described in Note 6 to our condensed consolidated financial statements in Part I, Item 1 above.

Cash Flows

Six months ended March 31, 2016 compared to the six months ended March 31, 2015

Our changes in cash flows for the six months ended March 31, 2016 compared to the same period in 2015 were as follows: (i) cash provided by operating activities decreased from $75,419 in the 2015 period to $71,895 in the 2016 period; (ii) cash from investing activities changed from $545 of cash provided by investing activities in the 2015 period to $950 of cash used in investing activities in the 2016 period; and (iii) cash used in financing activities increased from $17,994 in the 2015 period to $34,890 in the 2016 period. Exchange rate fluctuations in connection with our Australian business activities resulted in a decrease in cash of $278 in the 2015 period and an increase in cash of $16 in the 2016 period.

The decrease in cash provided by operating activities for the six months ended March 31, 2016, compared to the same period in 2015 primarily reflects changes in our working capital activities between the two periods, including the collection of accounts receivable from EQC during the 2015 period and the payment of amounts due to related parties during the 2016 period, partially offset by increased operating income generated in the 2016 period. The change in cash from investing activities for the six months ended March 31, 2016 as compared to the same period in 2015 was due primarily to our larger investment in property and equipment in the 2016 period compared to the 2015 period and the receipt of dividends on the Managed REIT shares we owned during the 2015 period. The increase in cash used in financing activities for the six months ended March 31, 2016 as compared to the same period in 2015 was primarily due to the $0.5260 common share dividend distribution and the RMR LLC member distributions in the 2016 period, which was paid in December 2015.

Off Balance Sheet Arrangements

As of March 31, 2016 and September 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tax Receivable Agreement

We have entered into the Tax Receivable Agreement that provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See Note 6 to our condensed consolidated financial statements in Part I, Item 1 above and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report.

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

Risks Related to Cash and Short Term Investments

Our cash and cash equivalents include short term highly liquid investments readily convertible to known amounts of cash that have original maturities of three months or less from the date of purchase. We invest a substantial amount of our cash in money market funds. The majority of our cash is maintained in U.S. bank accounts. Some U.S. bank account balances exceed the FDIC coverage limit. We believe our cash and short term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.

Exchange Rate Risk

During the periods presented in this Quarterly Report on Form 10-Q we were exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies could have an adverse effect on the reported value of our non‑U.S. dollar denominated or based assets and liabilities. In addition, in the 2015 period, certain reported amounts of our management and advisory revenue were affected by movements in the rate of exchange between the Australian dollar based on which certain of our revenues were calculated and the U.S. dollar, in which our financial statements are denominated. The net impact of the fluctuation of foreign currencies included in other comprehensive income on our condensed consolidated statements of comprehensive income were income of $10 and expenses of $124 for the three months ended March 31, 2016 and 2015, respectively, and were income of $19 and expenses of $255 for the six months ended March 31, 2016 and 2015, respectively. We did not enter into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods. We do not believe these risks are material to us at this time, but they could become material if we significantly expand our non‑U.S. dollar business activities in the future.

Related Person Transactions

We have relationships and historical and continuing transactions with our Founders and our Client Companies.  For example, our Founders are our controlling shareholders and hold membership units of our subsidiary, RMR LLC; our

Founders serve as managing trustees of each Managed REIT and are the owners and directors of Sonesta; Mr. Barry M. Portnoy serves as managing director of Five Star and TA; we are a party to the Tax Receivable Agreement with ABP Trust, which is owned by our Founders; all of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are our officers and employees; and, as of March 31, 2016, the Managed REITs owned a majority of our outstanding Class A Common Shares.  For further information about these and other such relationships and related person transactions, please see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the SEC.  Our filings with the SEC are available at the SEC’s website at www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative disclosures about market risk are set forth above in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk and Credit Risk.”

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

OUR MANAGEMENT FEES FROM OUR MANAGED REITS ARE CALCULATED BASED UPON THE LOWER OF EACH REIT’S COST OF ITS APPLICABLE ASSETS OR EACH REIT’S MARKET CAPITALIZATION. OUR MANAGEMENT FEES FROM OUR MANAGED OPERATORS ARE CALCULATED BASED UPON CERTAIN REVENUES OF EACH OPERATOR. ACCORDINGLY, OUR FUTURE REVENUES, INCOME AND CASH FLOWS WILL DECLINE IF THE BUSINESSES, ASSETS OR MARKET CAPITALIZATION OF OUR CLIENT COMPANIES DECLINE.

•

THE FACT THAT WE EARNED A SIGNIFICANT INCENTIVE MANAGEMENT FEE FOR THE CALENDAR YEAR 2015 AND THAT WE ESTIMATE THAT WE WOULD HAVE EARNED AN ADDITIONAL INCENTIVE MANAGEMENT FEE AS OF MARCH 31, 2016 IF THAT DATE HAD BEEN THE END DATE FOR A MEASUREMENT PERIOD FOR DETERMINING INCENTIVE MANAGEMENT FEES MAY IMPLY THAT WE WILL EARN FUTURE INCENTIVE MANAGEMENT FEES. THE INCENTIVE MANAGEMENT FEES, WHICH WE MAY EARN FROM OUR MANAGED REITS, ARE BASED UPON TOTAL RETURNS REALIZED BY THE REIT’S SHAREHOLDERS COMPARED TO THE TOTAL SHAREHOLDERS RETURN OF CERTAIN IDENTIFIED INDICES. WE HAVE ONLY LIMITED CONTROL OVER THE TOTAL RETURNS REALIZED BY SHAREHOLDERS OF THE MANAGED REITS AND EFFECTIVELY NO CONTROL OVER INDEXED TOTAL RETURNS. THERE CAN BE NO ASSURANCE THAT WE WILL EARN INCENTIVE MANAGEMENT FEES IN THE FUTURE.

•

WE CURRENTLY INTEND TO PAY A REGULAR QUARTERLY DIVIDEND OF $0.25 PER CLASS A COMMON SHARE AND CLASS B-1 COMMON SHARE. OUR DIVIDENDS ARE DECLARED AND PAID WITHIN THE DISCRETION OF OUR BOARD OF DIRECTORS. OUR BOARD MAY CONSIDER MANY FACTORS WHEN DECIDING WHETHER TO DECLARE AND PAY DIVIDENDS, INCLUDING OUR CURRENT AND PROJECTED EARNINGS, OUR CASH FLOWS AND ALTERNATIVE USES FOR ANY AVAILABLE CASH. OUR BOARD MAY DECIDE TO LOWER OR EVEN ELIMINATE OUR DIVIDENDS. THERE CAN BE NO ASSURANCE THAT WE WILL CONTINUE TO PAY ANY REGULAR DIVIDENDS OR WITH REGARD TO THE AMOUNT OF DIVIDENDS WE MAY PAY.

ADDITIONALLY, THERE ARE OR WILL BE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL OUTCOMES OR RESULTS TO DIFFER MATERIALLY FROM THOSE STATED OR IMPLIED IN OUR FORWARD LOOKING STATEMENTS. FOR EXAMPLE CHANGING MARKET CONDITIONS, INCLUDING RISING INTEREST RATES MAY LOWER THE MARKET VALUE OF THE MANAGED REITS OR CAUSE THE REVENUES OF OUR MANAGED OPERATORS TO DECLINE AND, AS A RESULT OUR FEES MAY DECLINE.

OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE SECTION TITLED “RISK FACTORS” IN OUR ANNUAL REPORT IDENTIFIES OTHER FACTORS WHICH MAY CAUSE OUR FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS TO NOT OCCUR. INVESTORS SHOULD READ THESE OTHER FILINGS WHICH ARE AVAILABLE AT THE SEC WEBSITE WWW.SEC.GOV.

BECAUSE OUR FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS MAY NOT OCCUR, INVESTORS SHOULD NOT PLACE UNDUE OR SIGNIFICANT RELIANCE UPON SUCH STATEMENTS.

WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE OUR FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION OR OTHERWISE, EXCEPT AS REQUIRED BY LAW.

Part II. Other Information

Item 1A. Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our Annual Report.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant*
3.2	Articles of Amendment, filed July 30, 2015*
3.3	Articles of Amendment, filed September 11, 2015*
3.4	Articles of Amendment, filed March 9, 2016**
3.4	Third Amended and Restated Bylaws of the Registrant**
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock***
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust*
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust*
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Select Income REIT*
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust*
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust*
10.1	The RMR Group Inc. 2016 Omnibus Equity Plan**
10.2	Summary of Director Compensation**

31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1

The following materials from RMR Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

*             Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.

**           Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2016.

***         Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan Matthew P. Jordan Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: May 10, 2016