Form 10-Q
period 2016-06-30
RMR Group Inc.
filed 2016-08-09
CIK 1644378

Xa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016, there were 15,007,500 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

X

THE RMR GROUP INC.

FORM 10-Q

June 30, 2016

PART I. Financial Information

Item 1. Financial Statements

The RMR Group Inc.

Condensed Consolidated Balance Sheets

(dollars in thousands, except share amounts)

(unaudited)

	June 30,	September 30,
Assets	2016	2015
Current assets:
Cash and cash equivalents	$81,137	$34,497
Due from related parties	22,516	17,986
Prepaid and other current assets	4,920	2,863
Total current assets	108,573	55,346

Furniture and equipment	4,900	5,307
Leasehold improvements	1,077	852
Capitalized software costs	4,250	4,292
Total property and equipment	10,227	10,451
Accumulated depreciation	(6,192)	(5,772)
	4,035	4,679
Due from related parties, net of current portion	4,846	6,446
Deferred tax asset	45,383	46,614
Other assets, net of amortization	183,745	190,807
Total assets	$346,582	$303,892

Liabilities and Equity
Current liabilities:
Accounts payable, accrued expenses and deposits	$35,147	$18,439
Total current liabilities	35,147	18,439
Long term portion of deferred rent payable, net of current portion	707	450
Amounts due pursuant to tax receivable agreement, net of current portion	64,905	64,905
Employer compensation liability, net of current portion	4,846	6,446
Total liabilities	105,605	90,240

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 and 31,000,000 shares authorized; 15,007,500 and
15,000,000 shares issued and outstanding at June 30, 2016 and September 30, 2015, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	93,600	93,425
Retained earnings	37,169	7,303
Cumulative other comprehensive income	80	73
Cumulative common distributions	(13,207)	-
Total shareholders’ equity	117,673	100,832
Noncontrolling interest	123,304	112,820
Total equity	240,977	213,652
Total liabilities and equity	$346,582	$303,892

See accompanying notes.

The RMR Group Inc.

Condensed Consolidated Statements of Comprehensive Income

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenues	2016	2015	2016	2015
Management services	$41,867	$41,156	$182,940	$122,489
Reimbursable payroll and related costs	9,744	6,427	25,993	20,535
Advisory services	600	596	1,741	1,801
Total revenues	52,211	48,179	210,674	144,825
Expenses
Compensation and benefits	22,719	20,596	65,584	64,155
Separation expense	1,195	-	1,358	116
General and administrative	6,110	8,970	19,110	18,657
Depreciation expense	349	512	1,333	1,662
Total expenses	30,373	30,078	87,385	84,590
Operating income	21,838	18,101	123,289	60,235
Interest and other income	68	535	144	1,698
Unrealized losses attributable to changes in fair value of stock
accounted for under the fair value option	-	(1,727)	-	(290)
Income before income tax expense and equity in earnings
of investee	21,906	16,909	123,433	61,643
Income tax expense	(4,504)	(651)	(19,904)	(654)
Equity in earnings of investee	-	15	-	115
Net income	17,402	16,273	103,529	61,104
Net income attributable to noncontrolling interest	(10,704)	(15,303)	(73,663)	(60,134)
Net income attributable to RMR Inc.	$6,698	$970	$29,866	$970

Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	88	13	(167)
Unrealized loss in investment in available for sale securities	-	(130)	-	(54)
Equity interest in investee’s unrealized gains (losses)	-	(4)	-	35
Other comprehensive income (loss)	(6)	(46)	13	(186)
Comprehensive income	17,396	16,227	103,542	60,918
Comprehensive income attributable to noncontrolling interest	(10,701)	(15,115)	(73,669)	(59,806)
Comprehensive income attributable to RMR Inc.	$6,695	$1,112	$29,873	$1,112

Weighted average common stock outstanding - basic and diluted	16,008	16,000	16,003	16,000

Net income attributable to RMR Inc. per share of common stock -
basic and diluted	$0.42	$0.06	$1.87	$0.06

See accompanying notes.

The RMR Group Inc.

Condensed Consolidated Statement of Shareholders’ Equity

(dollars in thousands)

(unaudited)

						Cumulative
	Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	Income	Distributions	Equity	Interest	Equity
Balance at September 30, 2015	$15	$1	$15	$93,425	$7,303	$73	$-	$100,832	$112,820	$213,652
Share grants	-	-	-	175	-	-	-	175	-	175
Net income	-	-	-	-	29,866	-	-	29,866	73,663	103,529
Incentive fee allocable to ABP Trust	-	-	-	-	-	-	-	-	(26,611)	(26,611)
Tax distributions to Member	-	-	-	-	-	-	-	-	(24,195)	(24,195)
Common share distributions	-	-	-	-	-	-	(13,207)	(13,207)	(12,379)	(25,586)
Other comprehensive income	-	-	-	-	-	7	-	7	6	13
Balance at June 30, 2016	$15	$1	$15	$93,600	$37,169	$80	$(13,207)	$117,673	$123,304	$240,977

See accompanying notes.

The RMR Group Inc.

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

(unaudited)

	Nine Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$103,529	$61,104
Adjustments to reconcile net income to net cash from operating activities:
Depreciation expense	1,333	1,662
Straight line office rent amortization	257	(10)
Amortization expense related to other asset	7,062	645
Deferred income taxes	1,231	-
Unrealized losses attributable to changes in fair value of stock accounted for
under the fair value option	-	290
Dividend income	-	(1,259)
Revenues paid in common shares of Managed REITs	-	(6,564)
Gain on sale of shares	-	(15)
Equity in earnings of investee	-	(115)
Other non-cash expense	175	-
Changes in assets and liabilities:
Due from related parties	(4,757)	25,613
Accounts receivable	-	26,229
Prepaid and other current assets	(2,054)	(119)
Accounts payable, accrued expenses and deposits	17,198	13,817
Incentive fee allocable to ABP Trust	(26,611)	-
Due to related parties	-	(27,639)
Net cash from operating activities	97,363	93,639
Cash Flows from Investing Activities
Purchase of property and equipment	(955)	(1,176)
Proceeds from sale of shares	-	2,369
Proceeds from disposal of assets	-	1,335
Dividends received from investment in REITs	-	1,237
Purchase of investment in RMR LLC	-	(46,386)
Net cash used in investing activities	(955)	(42,621)
Cash Flows from Financing Activities
Proceeds from issuance of common shares	-	57,906
Distributions to noncontrolling interest	(36,574)	-
Members' distribution	-	(224,139)
Distribution to common shareholders	(13,207)	-
Net cash used in financing activities	(49,781)	(166,233)
Effect of exchange rate fluctuations on cash and cash equivalents	13	12
Increase (decrease) in cash and cash equivalents	46,640	(115,203)
Cash and cash equivalents at beginning of year	34,497	141,731
Cash and cash equivalents at end of year	$81,137	$26,528
Supplemental cash flow information
Income taxes paid	$19,287	$217
Supplemental schedule of non-cash activities
Establishment of deferred taxes, net of amounts payable under tax receivable agreement	$-	$14,107
Non-cash equity activity	$-	$60,143
Establishment of other asset	$-	$193,806
Proceeds from the issuance of common shares received in Managed REIT shares	$-	$121,378
Purchase of investment in RMR LLC in Managed REIT shares	$-	$(121,378)

See accompanying notes.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

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

RMR LLC was founded in 1986 to manage public investments in real estate and, as of June 30, 2016, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC manages: Government Properties Income Trust, or GOV, a publicly traded real estate investment trust, or REIT, that primarily owns properties that are majority leased to government tenants; Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotels and travel centers; Select Income REIT, or SIR, a publicly traded REIT that primarily owns properties leased to single tenants throughout the United States and leased lands in Hawaii; and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns senior living communities and medical office buildings. Hereinafter, GOV, HPT, SIR and SNH are collectively referred to as the Managed REITs. RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Quality Care, Inc., or Five Star, an operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned manager and franchisor of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, convenience stores with retail gas stations and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust and its subsidiaries. During the nine months ended June 30, 2015, RMR LLC provided transition services to Equity Commonwealth, or EQC, a publicly traded REIT that primarily owns office properties.

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

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have on our condensed consolidated financial statements.

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

The foregoing base business management fees are paid monthly in arrears, based on the REIT’s monthly financial statements and average market capitalization during the month. For purposes of these fees, a Managed REIT’s assets under management do not include shares it owns of another Client Company.

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

(dollars in thousands, except per share amounts)

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

We earned aggregate base business management fees of $26,623 and $27,070 for the three months ended June 30, 2016 and 2015, respectively, and $76,628 and $76,763 for the nine months ended June 30, 2016 and 2015, respectively, from the Managed REITs. We earned aggregate incentive business management fees from the Managed REITs of $62,263 and zero for the nine months ended June 30, 2016 and 2015, respectively. Incentive business management fees recognized as earned in the nine months ended June 30, 2016 were earned in respect of the 2015 calendar year. Under the agreements entered into for the Up-C Transaction, ABP Trust is entitled to receive a pro rata share of any incentive business management fee earned for the 2015 calendar year, based on the number of days in 2015 to June 5, 2015, the effective date of the Up-C Transaction. Accordingly, $26,611 of the incentive business management fee was allocated to ABP Trust.  See Note 6 below.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Business Management Fees—Managed Operators, ABP Trust and AIC

We earn business management fees from the Managed Operators and ABP Trust pursuant to business management agreements equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total non fuel revenues and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. We earn business management fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. These fees are estimated and payable monthly in advance. We earned aggregate business management fees from the Managed Operators, ABP Trust and AIC of $6,804 and $6,181 for the three months ended June 30, 2016 and 2015, respectively, and $19,121 and $18,229 for the nine months ended June 30, 2016 and 2015, respectively.

Property Management Fees

We earned property management fees pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements for property management services equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional property management fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $8,440 and $7,731, for the three months ended June 30, 2016 and 2015, respectively, and $24,870 and $21,400 for the nine months ended June 30, 2016 and 2015, respectively.

Reimbursable Payroll and Related Costs

Pursuant to certain of our management agreements, the companies to which we provide management services pay or reimburse us for expenses incurred on their behalf. In accordance with FASB Accounting Standards Codification, or ASC, 605 Revenue Recognition, we present certain payroll and related cost reimbursements we receive as revenue. A significant portion of these reimbursable payroll and related costs arises from services we provide pursuant to our property management agreements that are charged or passed through to and were paid by tenants of our Client Companies. We realized reimbursable payroll and related costs of $9,744 and $6,427 for the three months ended June 30, 2016 and 2015, respectively, and $25,993 and $20,535 for the nine months ended June 30, 2016 and 2015, respectively.

Our reimbursable payroll and related costs include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in the condensed consolidated statements of comprehensive income over the requisite service period. We record an equal offsetting amount as compensation and benefits expense for all of our payroll and related cost revenues. Equity based compensation expense and related reimbursements were $2,128 and $953 for the three months ended June 30, 2016 and 2015, respectively, and $4,971 and $4,435 for the nine months ended June 30, 2016 and 2015, respectively.

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

(dollars in thousands, except per share amounts)

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

Advisory Fees—RIF

We earn advisory fees pursuant to an advisory agreement with RIF at the annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares plus the principal amount of any borrowings evidenced by notes, commercial paper or other similar instruments issued by RIF. We earned advisory fees of $600 and $596 for the three months ended June 30, 2016 and 2015, respectively, and $1,741 and $1,801 for the nine months ended June 30, 2016 and 2015, respectively.

EQC Termination and Cooperation Agreement

Pursuant to a Termination and Cooperation Agreement dated September 30, 2014, or the Termination and Cooperation Agreement, RMR LLC assisted EQC in the transition of EQC’s management and operations through February 28, 2015, and EQC paid RMR LLC $174 and $6,097 for the three and nine months ended June 30, 2015, respectively, for transition services. Also, we continued to provide certain services for EQC in Australia until October 31, 2015 and earned zero and $58 for the three and nine months ended June 30, 2016, respectively, for these services.

Note 4. Income Taxes

As a result of the Up‑C Transaction, we became the sole managing member of RMR LLC. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. In addition, on June 1, 2015 and June 3, 2015, respectively, RMR Intl and RMR Advisors became wholly owned disregarded subsidiaries of RMR LLC. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its wholly owned subsidiaries.

For the three and nine months ended June 30, 2016, we recognized income tax expense of $4,504 and $19,904, respectively, which includes $2,837  and $16,182, respectively, of U.S. federal income tax and $1,667 and $3,722, respectively, of state income taxes. For the three and nine months ended June 30, 2015, we recognized income tax expense of $651 and $654, respectively, which includes $574 of U.S. federal income tax for both periods and $77 and $80, respectively, of state income taxes.

As of June 30, 2016, we had a net deferred tax asset of $45,383, which is primarily a result of the Up-C Transaction. For further information about the Up-C Transaction, please refer to Note 6 below and our Annual Report.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2016
Income taxes computed at the federal statutory rate	35.0%	35.0%
State taxes, net of federal benefit	4.8%	4.8%
Net income attributable to non-controlling interest	(19.2)%	(23.7)%
Income tax rate	20.6%	16.1%

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

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. We recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of June 30, 2016 and September 30, 2015, we have no uncertain tax positions.

Note 5. Fair Value of Financial Instruments

As of June 30, 2016 and September 30, 2015, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable, accrued expenses and deposits, were not materially different from their carrying values due to the short term nature of these financial instruments.

The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of June 30, 2016 and September 30, 2015:

	June 30,	September 30,
	2016	2015
Money market funds included in cash and cash equivalents	$77,280	$33,241
Current portion of due from related parties related to share based payment awards	4,040	4,267
Long term portion of due from related parties related to share based payment awards	4,846	6,446
Current portion of accounts payable, accrued expenses and deposits related to share based payment awards	4,040	4,267
Long term portion of employer compensation liability related to share based payment awards	4,846	6,446

Note 6. Related Person Transactions

Our Founders are the beneficial owners and trustees of ABP Trust, which for the periods prior to June 5, 2015 was the sole owner of RMR LLC. ABP Trust owns (i) all of the outstanding shares of Class B‑1 common stock of RMR Inc., or Class B-1 Common Shares; (ii) all of the outstanding shares of Class B‑2 common stock of RMR Inc., or Class B-2 Common Shares; and (iii) 15,000,000 Class A Units. For the periods prior to June 5, 2015, our Founders also were the owners of RMR Advisors and RMR Intl. Our Founders are directors of AIC and the shareholders and directors of Sonesta. Our Founders are

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

directors and officers of RMR Inc. and officers of RMR LLC. Our Founders are also managing trustees of each of the Managed REITs; and, as of June 30, 2016, the Managed REITs collectively owned a majority of the outstanding shares of Class A common stock of RMR Inc., or Class A Common Shares. Barry M. Portnoy is a managing director of Five Star and of TA. All of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are also officers of RMR LLC.

Revenues from Related Parties

For the three and nine months ended June 30, 2016 and 2015, we recognized revenues from related parties (excluding incentive business management fees) as set forth in the following table:

	For the Three Months Ended June 30,				For the Nine Months Ended June 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
Managed REITs:
GOV	$8,310	15.9%	$6,820	14.3%	$23,351	15.7%	$21,774	15.0%
HPT	9,840	18.8%	10,134	21.1%	28,358	19.1%	31,148	21.5%
SIR	10,824	20.7%	9,449	19.6%	30,722	20.7%	22,713	15.7%
SNH	14,855	28.5%	13,512	28.0%	42,190	28.5%	39,511	27.3%
	43,829	83.9%	39,915	83.0%	124,621	84.0%	115,146	79.5%

Managed Operators:
Five Star	2,387	4.6%	2,329	4.8%	7,109	4.8%	6,980	4.8%
Sonesta	594	1.1%	542	1.1%	1,503	1.0%	1,372	0.9%
TA	4,013	7.7%	3,682	7.6%	10,959	7.4%	10,798	7.5%
	6,994	13.4%	6,553	13.5%	19,571	13.2%	19,150	13.2%

Other:
AIC	60	0.1%	64	0.1%	180	0.1%	186	0.1%
RIF	600	1.1%	596	1.2%	1,741	1.2%	1,801	1.2%
ABP Trust	728	1.5%	877	1.8%	2,240	1.5%	2,445	1.8%
	1,388	2.7%	1,537	3.1%	4,161	2.8%	4,432	3.1%
Other unrelated parties	-	0.0%	174	0.4%	58	0.0%	6,097	4.2%
	$52,211	100.0%	$48,179	100.0%	$148,411	100.0%	$144,825	100.0%

On December 31, 2015, RMR LLC also earned a $62,263 incentive business management fee from HPT pursuant to our business management agreement with HPT. Pursuant to the RMR LLC Operating Agreement, ABP Trust was entitled to receive a pro rata share of any incentive business management fee earned by RMR LLC for the 2015 calendar year based on the number of days in 2015 to June 5, 2015, the effective date of the Up-C Transaction; the pro rata portion of the $62,263 incentive fee allocated solely to ABP Trust was $26,611. In January 2016, HPT paid RMR LLC this $62,263 incentive fee and RMR LLC paid ABP Trust $26,611. We earned no other incentive fees during the periods presented.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Investments in Managed REITs, RIF and AIC

For periods prior to June 5, 2015, we were paid a part of our base business management fees from the Managed REITs in common shares of each Managed REIT. During the three and nine months ended June 30, 2015, we received shares for such services as follows:

	During the Three Months Ended		During the Nine Months Ended
	June 30, 2015		June 30, 2015
	No. of		No. of
REIT	Shares	Value	Shares	Value
GOV	7,610	$171	30,276	$692
HPT	21,104	677	84,810	2,605
SIR	15,383	374	39,927	982
SNH	29,179	637	103,265	2,285
		$1,859		$6,564

Cash dividends that we received on the shares of the Managed REITs which we owned during the three and nine months ended June 30, 2015 totaled $375 and $1,237, respectively, and are reported as interest and other income in our condensed consolidated statements of comprehensive income.

We also historically owned shares of RIF, for which our quarterly dividend distributions were reinvested in purchasing additional RIF shares.  For the three and nine months ended June 30, 2015, we purchased zero and 1,068 shares for zero and $22, respectively, pursuant to this dividend reinvestment program.

AIC was formed in 2008 and provides a combined property insurance program for its shareholders, including the companies to which we provide management services. For the three and nine months ended June 30, 2015, RMR LLC or its transferee, ABP Trust, the Managed REITs, Five Star and TA each owned 14.3% of AIC.

Our investments in the Managed REITs, RIF and AIC were distributed by RMR LLC to ABP Trust at their respective carrying values prior to the Up-C Transaction.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Amounts due from related parties

The following table represents amounts due from related parties as of the dates listed:

	June 30,	September 30,
	2016	2015
Managed REITs:
GOV	$5,108	$3,506
HPT	6,080	6,990
SIR	5,815	4,741
SNH	8,058	6,853
	25,061	22,090

Managed Operators:
Five Star	385	1,361
Sonesta	265	16
TA	1,103	821
	1,753	2,198

Other Client Companies:
AIC	20	22
ABP Trust	528	122
	548	144
	$27,362	$24,432

Leases

As of June 30, 2016, we leased from ABP Trust and certain Managed REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,077 and $902 for the three months ended June 30, 2016 and 2015, respectively, and $3,190 and $2,983 for the nine months ending June 30, 2016 and 2015, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated.

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

(dollars in thousands, except per share amounts)

the Managing Member of RMR LLC and each Managed REIT became the owner of more than 5.0% of the outstanding Class A Common Shares of RMR Inc. For further information regarding the Up-C Transaction, please refer to our Annual Report.

In the Up‑C Transaction, the Managed REITs contributed cash and shares of the Managed REITs with a combined value of $167,764 to RMR Inc. The transaction agreements calculated the value of the Managed REITs’ common shares using a 20 business day volume weighted average trading price, or $126,400; however, for accounting purposes, the common shares were valued at the closing price of those shares on the date of the Up‑C Transaction, or $121,378. Also, for purposes of GAAP, we concluded that the consideration received from the Managed REITs for the Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares; and as a result, we recorded $193,806 in other assets under ASC 605‑50, Consideration Given to a Customer. The consideration received from the Managed REITs was allocated to the 15,000,000 Class A Common Shares and the 20 year management agreements under the relative selling price method in accordance with ASC 605‑25, Multiple Element Arrangements, using our best estimate of selling price for each of the deliverables. The other assets of $193,806 are being amortized against revenue recognized related to the management agreements with the Managed REITs using the straight line method through the period ended December 31, 2035. We reduced revenue by $2,354 and $645 for the three months ended June 30, 2016 and 2015, respectively, and $7,062 and $645 for the nine months ended June 30, 2016 and 2015, respectively, related to the amortization of these other assets. As of June 30, 2016, the unamortized amount of this asset was $183,745.

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

Tax Related Payments

In the Up-C Transaction, we entered into the Tax Receivable Agreement with ABP Trust which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement. During the nine months ended June 30, 2016, we made no payments to ABP Trust pursuant to this agreement. As of June 30, 2016, our condensed consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $65,834, of which we expect to pay $929 to ABP Trust during the fourth quarter of fiscal 2016.

Under the RMR LLC Operating Agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the assumed tax liabilities of its members. For the nine months ended June 30, 2016, pursuant to the RMR LLC Operating Agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $49,995, of which $25,800 was distributed to us and $24,195 was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The $25,800, distributed to us was eliminated in our condensed consolidated financial statements, and the $24,195 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We used funds from this distribution for payment of certain U.S. federal and state income tax liabilities. We also expect to use funds from this distribution to pay our obligations under the Tax Receivable Agreement.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Other

For the period October 1, 2014 through June 5, 2015, amounts were periodically advanced and repaid between ABP Trust and its then 100.0% owned subsidiary RMR LLC. These advances were due on demand without interest. There were no advances outstanding between ABP Trust and RMR LLC as of June 30, 2016 and September 30, 2015. Also, for the period October 1, 2014 through June 5, 2015, our Founders periodically made loans for working capital to RMR LLC which loans were due on demand and required interest at the minimum monthly adjustable federal rate required for tax reporting. At June 30, 2016 and September 30, 2015, respectively, no loans were outstanding from our Founders to RMR LLC.

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

Issuances

On March 9, 2016, under our equity compensation plan we granted 2,500 of our Class A Common Shares valued at $23.27 per share, the closing price of our Class A Common Shares on NASDAQ on that day, to each of our then three Independent Directors as part of their annual compensation. These Class A Common Shares awarded to our Independent Directors vested immediately and are included in general and administrative expense in our condensed consolidated financial statements. In connection with the grant of Class A Common Shares to our Independent Directors, RMR LLC concurrently issued 7,500 Class A Units to RMR Inc., consistent with the terms of the RMR LLC Operating Agreement.

Distributions

On December 15, 2015, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.5260 per Class A Common Share and Class B-1 Common Share, or $8,416. This dividend was paid to our shareholders of record as of the close of business on November 25, 2015, which included the Managed REITs and ABP Trust. The amount of this dividend was calculated at a rate of $0.25 per share per quarter pro rata for the period June 5, 2015 to December 14, 2015. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.5260 per unit, or $16,306, of which $8,416 was distributed to us based on our aggregate ownership of

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

16,007,500 membership units of RMR LLC and $7,890 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.

On May 19, 2016, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.2993 per Class A Common Share and Class B-1 Common Share, or $4,791. This dividend was paid to our shareholders of record as of the close of business on April 25, 2016. The amount of this dividend was calculated as $0.25 per share for the quarter ended March 31, 2016, plus a pro rata dividend in respect of the period from December 14, 2015 through and including December 31, 2015. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.2993 per unit, or $9,280, of which $4,791 was distributed to us based on our aggregate ownership of 16,007,500 membership units of RMR LLC and $4,489 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.

On July 12, 2016, we declared a dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of July 22, 2016, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,002. This dividend will be funded by a distribution by RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,752, of which $4,002 will be distributed to us based upon our aggregate ownership of 16,007,500 membership units of RMR LLC and $3,750 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. We expect to pay this dividend on or about August 18, 2016 with cash on hand.

Note 8.  Per Common Share Amounts

Earnings per common share for the three and nine months ended June 30, 2016 reflects net income attributable to RMR Inc. divided by our weighted average common shares outstanding. Basic and diluted weighted average common shares outstanding represent our 15,007,500 Class A Common Shares and our 1,000,000 Class B‑1 Common Shares. Our Class B‑2 Common Shares, which are paired with ABP Trust’s Class A Units, have no independent economic interest in RMR Inc. and thus are not included as common stock outstanding for purposes of calculating our net income attributable to RMR Inc. per share.

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

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Note 9. Net Income Attributable to RMR Inc.

Net income attributable to RMR Inc. for three and nine months ended June 30, 2016, is derived as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2016
Net income before income tax expense	$21,906	$123,433
Add: RMR Inc. franchise tax expense and interest income	220	443
Less: incentive fee allocable to ABP Trust	-	(26,611)
Net income before non-controlling interest	22,126	97,265
Less: non-controlling interest	(10,704)	(47,052)
Net income attributable to RMR Inc. before income tax expense	11,422	50,213
Less: income tax expense attributable to RMR Inc.	(4,504)	(19,904)
Less: RMR Inc. franchise tax expense and interest income	(220)	(443)
Net income attributable to RMR Inc.	$6,698	$29,866

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Note 10. Segment Reporting

We have one reportable business segment, which is RMR LLC. In the tables below, All Other Operations include the operations of RMR Inc., RMR Advisors and RMR Intl.

	Three Months Ended June 30, 2016
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$41,867	$-	$41,867
Reimbursable payroll and related costs	9,744	-	9,744
Advisory services	-	600	600
Total revenues	51,611	600	52,211
Expenses
Compensation and benefits	22,445	274	22,719
Separation expense	1,195	-	1,195
General and administrative	5,778	332	6,110
Depreciation expense	349	-	349
Total expenses	29,767	606	30,373
Operating income	21,844	(6)	21,838
Interest and other income	62	6	68
Income before income tax expense	21,906	-	21,906
Income tax expense	-	(4,504)	(4,504)
Net income (loss)	$21,906	$(4,504)	$17,402

(1)	Intersegment revenues of $192 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

	Nine Months Ended June 30, 2016
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$182,882	$58	$182,940
Reimbursable payroll and related costs	25,993	-	25,993
Advisory services	-	1,741	1,741
Total revenues	208,875	1,799	210,674
Expenses
Compensation and benefits	64,712	872	65,584
Separation expense	1,358	-	1,358
General and administrative	18,234	876	19,110
Depreciation expense	1,333	-	1,333
Total expenses	85,637	1,748	87,385
Operating income	123,238	51	123,289
Interest and other income	137	7	144
Income before income tax expense	123,375	58	123,433
Income tax expense	(1)	(19,903)	(19,904)
Net income (loss)	$123,374	$(19,845)	$103,529

(1)	Intersegment revenues of $737 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2015
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$40,976	$180	$41,156
Reimbursable payroll and related costs	6,427	-	6,427
Advisory services	-	596	596
Total revenues	47,403	776	48,179
Expenses
Compensation and benefits	20,090	506	20,596
General and administrative	8,827	143	8,970
Depreciation expense	512	-	512
Total expenses	29,429	649	30,078
Operating income	17,974	127	18,101
Interest and other income	517	18	535
Unrealized losses attributable to changes in fair value of stock
accounted for under the fair value option	(1,682)	(45)	(1,727)
Income before income tax benefit (expense) and equity in earnings
of investee	16,809	100	16,909
Income tax benefit (expense)	3	(654)	(651)
Equity in earnings of investee	15	-	15
Net income (loss)	$16,827	$(554)	$16,273

(1)	Intersegment revenues of $297 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

	Nine Months Ended June 30, 2015
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$122,249	$240	$122,489
Reimbursable payroll and related costs	20,535	-	20,535
Advisory services	-	1,801	1,801
Total revenues	142,784	2,041	144,825
Expenses
Compensation and benefits	62,621	1,534	64,155
Separation expense	116	-	116
General and administrative	18,287	370	18,657
Depreciation expense	1,662	-	1,662
Total expenses	82,686	1,904	84,590
Operating income	60,098	137	60,235
Interest and other income	1,633	65	1,698
Unrealized gains (losses) attributable to changes in fair value of stock
accounted for under the fair value option	(317)	27	(290)
Income before income tax expense and equity in earnings
of investee	61,414	229	61,643
Income tax expense	-	(654)	(654)
Equity in earnings of investee	115	-	115
Net income (loss)	$61,529	$(425)	$61,104

(1)	Intersegment revenues of $893 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Note 11. Separation Expense

We recognized separation expense of $1,195 for the three months ended June 30, 2016 in connection with employment termination costs.

Note 12. Subsequent Events

On August 5, 2016, RMR LLC acquired assets of Tremont Realty Capital LLC, or Tremont, for an upfront purchase price of $2,200, excluding transaction costs. Tremont also has the right to receive an “earn out” over the next two years based on a portion of payments that RMR LLC receives from Tremont’s historical business.  Tremont principally raises debt and equity capital for owners of commercial real estate and serves as a manager of funds invested in commercial real estate. Tremont is headquartered in Boston, MA and has been in business since 2000.

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

RMR Inc. is a holding company; substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees and the personnel and various services it requires to operate are provided by RMR LLC. As of June 30, 2016, the over 1,300 properties which RMR LLC manages are located in 48 states, Washington, DC, Puerto Rico and Canada and they are principally owned by the Managed REITs.

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

Managed REITs

The base business management fees we earn from the Managed REITs are principally based upon the lower of (i) the historical cost of each REIT’s properties or (ii) each REIT’s total market capitalization. The property management fees we earn from the Managed REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers. The following table presents for each Managed REIT: a summary of its primary strategy, the historical cost of its assets under management or its total market capitalization as of June 30, 2016 and 2015, as applicable:

		Historical Cost of Assets Under Management or
		Total Market Capitalization
		As of June 30,	As of June 30,
REIT	Primary Strategy	2016	2015
GOV	Office buildings majority leased to government tenants	$2,062,981	$1,955,655
HPT	Hotels and travel centers	8,195,406	7,808,276
SIR	Properties and lands primarily leased to single tenants	4,688,539	4,072,371
SNH	Healthcare, senior living and medical office buildings	8,143,399	7,608,195
		$23,090,325	$21,444,497

Base business management fees payable to us by the Managed REITs are calculated monthly based upon the lesser of the average historical cost of each Managed REIT’s assets under management or its average total market capitalization, as defined in the applicable business management agreement, during each month. The historical cost of assets under management for a REIT includes the real estate it owns and consolidated assets invested directly or indirectly by the Managed REIT in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non‑cash reserves. A Managed REIT’s historical cost of assets under management do not include the cost of shares it owns of another Client Company. The amounts presented in the foregoing reflect the lesser of the historical cost of assets or the total market capitalization as of June 30, 2016 and 2015, respectively, for each Managed REIT. As of June 30, 2016, the market capitalization was lower than the historical costs of assets under management for HPT and SIR. As of June 30, 2016, the historical cost of assets under management for HPT and SIR were $9,093,420 and $4,730,956, respectively.

The fees we earned from the Managed REITs for three and nine month periods ended June 30, 2016 are set forth in the following tables:

	For the Three Months Ended June 30, 2016(1)				For the Three Months Ended June 30, 2015(1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Fees	Fees	Fees	Total	Fees	Fees	Fees	Total
GOV	$2,617	$-	$2,293	$4,910	$2,586	$-	$1,886	$4,472
HPT	9,078	-	11	9,089	9,779	-	7	9,786
SIR	5,539	-	3,219	8,758	5,445	-	2,961	8,406
SNH	9,389	-	2,717	12,106	9,260	-	2,519	11,779
	$26,623	$-	$8,240	$34,863	$27,070	$-	$7,373	$34,443

	For the Nine Months Ended June 30, 2016(1)				For the Nine Months Ended June 30, 2015(1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Fees	Fees	Fees	Total	Fees	Fees	Fees	Total
GOV	$7,745	$-	$6,551	$14,296	$7,927	$-	$6,179	$14,106
HPT	26,773	62,263	33	89,069	29,549	-	27	29,576
SIR	15,778	-	9,501	25,279	12,714	-	7,090	19,804
SNH	26,332	-	8,110	34,442	26,573	-	7,256	33,829
	$76,628	$62,263	$24,195	$163,086	$76,763	$-	$20,552	$97,315

(1)

Includes base and incentive business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs.  Incentive business management fees from the Managed REITs are contingent performance based fees which are only recognized when earned at the end of each respective measurement period. We earned $62,263 of incentive business management fees from HPT on December 31, 2015. While we record incentive business management fee revenue only when earned, we estimate that we would have earned aggregate incentive business management fees from the Managed REITs of $31,236 as of June 30, 2016 if that date had been the end of a measurement period. This estimated amount of incentive business management fees which would have been earned if the measurement period ended on June 30, 2016 is not included in the fees listed in the tables above or in our condensed consolidated financial statements as it may not reflect the incentive business management fees which will be earned as of the end of the measurement period, if any.

Managed Operators, AIC and ABP Trust

In addition to the business and property management services we provide to the Managed REITs, we provide business management services to the Managed Operators. Five Star operates senior living and healthcare facilities throughout the United States, many of which are owned by and leased from, or managed for, SNH. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; some of Sonesta’s U.S. hotels are owned by HPT. TA operates travel centers along the U.S. interstate highway system, many of which are owned by and leased from HPT, as well as convenience stores, gas stations, and restaurants. In addition we provide management services to certain other businesses, including ABP Trust and AIC. Generally our fees earned from business management services to companies other than the Managed REITs, are based on a percentage of certain revenues of the managed businesses. We also earn fees based upon rents collected for managing rental properties owned by ABP Trust and for managing TA’s headquarters building. Our revenues from services to the Managed Operators, AIC and ABP Trust were as follows(1):

	Three Months Ended June 30,		Nine Months Ended June 30,
Company	2016	2015	2016	2015
Five Star	$2,315	$2,215	$6,913	$6,672
Sonesta	594	542	1,503	1,372
TA	3,807	3,361	10,426	10,015
AIC	60	64	180	186
ABP Trust	228	357	774	832
	$7,004	$6,539	$19,796	$19,077

(1)

Includes business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs.

RMR Advisors

RMR Advisors is a wholly owned subsidiary of RMR LLC and is registered with the SEC as an investment advisory business. RMR Advisors provides advisory services to RIF, a closed end mutual fund and earns fees based upon the fair market value of the gross assets owned by RIF, including assets acquired with the use of debt or other leverage. The value of RIF’s average daily assets, as defined by the investment advisory agreement, managed by RMR Advisors was $272,311 and $254,234 at June 30, 2016 and 2015, respectively. The advisory fees earned by RMR Advisors included in our revenue were $600 and $596 for the three months ended June 30, 2016 and 2015, respectively, and $1,741 and $1,801 for the nine months ended June 30, 2016 and 2015, respectively.

EQC

EQC is a publicly traded REIT that primarily owns office properties. RMR LLC and EQC entered into a Termination and Cooperation Agreement that terminated their business and property management agreements on September 30, 2014. RMR LLC provided certain transition services to EQC through February 28, 2015, and thereafter certain additional services for EQC in Australia until October 31, 2015. Fees earned pursuant to these agreements totaled zero and $58 for the three and nine months ended June 30, 2016, respectively, and $174 and $6,097 for the three and nine months ended June 30, 2015, respectively.

RMR Intl

RMR Intl is a wholly owned subsidiary of RMR LLC whose sole business is holding the equity interests of RMR Australia, a company founded in 2012 to manage certain investments of a company then managed by RMR LLC in Australia. RMR Australia holds an Australian financial services license granted by the Australian Securities & Investments Commission.

Business Environment and Outlook

The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain and increase the value of their businesses and to assist our Managed Operators to grow their businesses. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with property type and regional geographic variations. As the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, the recent expectation that U.S. interest rates may remain at well below historical levels for an extended time, and an increase in demand for securities of real estate businesses driven by the addition of a real estate classification in the Global Industry Classification Standard (GICS) appear to be causing a general increase in the value of securities of real estate businesses, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.

At present we believe that the current low interest rates available for real estate purchase financing may be causing real estate valuations to exceed replacement cost for some properties in some markets and property acquisitions should be undertaken on a selective basis. We also believe that because of the diversity of properties which our Client Companies own and operate there should be opportunities for growth in selected property types and locations and that we and our Client Companies should maintain financial flexibility using only reasonable amounts of debt so we and they will be able to take advantage of growth opportunities which come to our and their attention.

Please see “Risk Factors” in Item 1A of our Annual Report for discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

Acquisitions

On August 5, 2016, RMR LLC acquired assets of Tremont Realty Capital LLC, or Tremont, for an upfront purchase price of $2,200, excluding transaction costs. Tremont also has the right to receive an “earn out” over the next two years based on a portion of payments that RMR LLC receives from Tremont’s historical business.  Tremont principally raises debt and equity capital for owners of commercial real estate and serves as a manager of funds invested in commercial real estate. Tremont is headquartered in Boston, MA and has been in business since 2000.

RESULTS OF OPERATIONS (dollars in thousands)

When considering the financial data for the three and nine month periods ended June 30, 2016 compared to the same periods in 2015, readers should note that RMR Inc. began conducting business on June 5, 2015 and did not become a publicly owned company until December 14, 2015 when the Managed REITs distributed approximately half of our Class A Common Shares to their shareholders. Prior to June 5, 2015 and December 14, 2015 our assets, structure and operations differed in several respects from those subsequent to these dates, and such differences impact the period to period comparisons.

Three Months Ended June 30, 2016, Compared to the Three Months Ended June 30, 2015.

The following table presents the changes in our operating results for the three months ended June 30, 2016 compared to the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenues:
Management services	$41,867	$41,156	$711	1.7%
Reimbursable payroll and related costs	9,744	6,427	3,317	51.6%
Advisory services	600	596	4	0.7%
Total revenues	52,211	48,179	4,032	8.4%

Expenses:
Compensation and benefits	22,719	20,596	2,123	10.3%
Separation expense	1,195	-	1,195	nm
General and administrative	6,110	8,970	(2,860)	(31.9)%
Depreciation expense	349	512	(163)	(31.8)%
Total expenses	30,373	30,078	295	1.0%
Operating income	21,838	18,101	3,737	20.6%
Interest and other income	68	535	(467)	(87.3)%
Unrealized losses attributable to changes in fair value
of stock accounted for under the fair value option	-	(1,727)	1,727	100.0%
Income before income tax expense and equity in
earnings of investee	21,906	16,909	4,997	29.6%
Income tax expense	(4,504)	(651)	(3,853)	nm
Equity in earnings of investee	-	15	(15)	(100.0)%
Net income	17,402	16,273	1,129	6.9%
Net income attributable to noncontrolling interest	(10,704)	(15,303)	4,599	30.1%
Net income attributable to RMR Inc.	$6,698	$970	$5,728	nm

Calculation of EBITDA and Adjusted EBITDA(1)

Net income	$17,402	$16,273
Plus: income tax expense	4,504	651
Plus: depreciation expense	349	512
EBITDA	22,255	17,436
Plus: other asset amortization	2,354	645
Plus: separation expense	1,195	-
Plus: transaction and acquisition related costs	327	3,500
Less: unrealized losses attributable to changes in fair value
of stock accounted for under the fair value option	-	1,727
Adjusted EBITDA	$26,131	$23,308

(1)

EBITDA and Adjusted EBITDA are non-GAAP financial measures calculated as presented in the tables above. We consider EBITDA and Adjusted EBITDA to be appropriate supplemental measures of our operating performance, along with net income, net income attributable to RMR Inc., operating income and cash flow from operating activities. We believe that EBITDA and Adjusted EBITDA provide useful information to investors because by excluding the effects of certain historical amounts, such as income tax and depreciation expenses, incentive business management fees, other asset amortization, transaction and acquisition related costs, separation expenses and unrealized gains or losses attributable to changes in fair value of stock accounted for under the fair value option, EBITDA, and Adjusted EBITDA may facilitate a comparison of current operating performance with our operating performance for prior periods and with the performance of other asset management businesses. EBITDA and Adjusted EBITDA do not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income attributable to RMR Inc., operating income or cash flow from operating activities determined in accordance with GAAP as an indicator of financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, net income attributable to RMR Inc., operating income and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows. Also, other asset management businesses may calculate EBITDA and Adjusted EBITDA differently than we do.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended June 30, 2016, compared to the three months ended June 30, 2015.

Management services revenue. Management services revenue includes fees we earned under our business and property management agreements. For the three months ended June 30, 2016 and 2015 we earned business and property management services revenue from the following sources:

	Three Months Ended June 30,
Source	2016	2015	Change
Managed REITs	$34,863	$34,443	$420
Managed Operators	6,716	6,118	598
Other Client Companies	288	421	(133)
EQC	-	174	(174)
Total	$41,867	$41,156	$711

Management services revenue increased $711 primarily due to an increase of $1,195 in property management fees as a result of an increase in the number of properties we provide property management services to and an increase of $934 in base business management fees at the Managed REITs associated primarily with growth in the market capitalization of SIR and SNH . These increases were partially offset by the impact of the $2,354 in other asset amortization recorded in the three months ended June 30, 2016, compared to $645 in other asset amortization recorded in the three months ended June 30, 2015, which resulted from the Up-C Transaction discussed in Note 6 to our condensed consolidated financial statements in Part I.

Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue primarily includes amounts reimbursed to us by the Managed REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable payroll and related costs arises from services we provide that are paid or reimbursed by tenants of the Managed REITs. Reimbursable payroll and related costs revenue for the three months ended June 30, 2016 and 2015 also includes recognition of non-cash share based compensation granted to some of our employees by certain of our Client Companies of $2,128 and $953, respectively. Reimbursable payroll and related costs revenue increased $3,317 due primarily to increases in value of share grants to some of our employees by certain of our Client Companies, increases in the number of properties we manage for the Managed REITs since April 1, 2015, and the related increase in the number of employees, and their associated compensation and benefits, as well as regular increases in reimbursable compensation and benefits for which we receive reimbursement.

Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF. These fees increased by $4 because of an increase in the average value of RIF’s assets between these periods.

Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense for the three months ended June 30, 2016 and 2015 includes $2,128 and $953, respectively, of non‑cash share based compensation granted to some of our employees by certain of our Client Companies. Compensation and benefits expense increased $2,123 primarily due primarily to increases in value of share grants to some of our employees by certain of our Client Companies, an increase in staffing as a result of increases in the number of properties we manage for the Managed REITs and the business growth of certain of our Managed Operators since January 1, 2015, as well as annual employee salary increases.

Separation expense. Separation expense consists of employment termination costs.

General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses and other administrative expenses. General and administrative expenses decreased $2,860 primarily due to $3,500 of Up-C Transaction cost incurred in the three months ended June 30, 2015, partially offset by recurring costs related to our becoming a publicly traded company in the current fiscal year and $327 of acquisition related costs incurred in the three months ended June 30, 2016.

Depreciation expense. Depreciation expense decreased $163 as a result of certain equipment and capitalized software becoming fully depreciated subsequent to April 1, 2015.

Interest and other income. Interest and other income decreased $467 primarily due to the loss of dividend income derived in the period ended June 30, 2015 from common shares of the Managed REITs that were transferred to ABP Trust prior to Up-C Transaction.

Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option. Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option in the periods presented consists of net unrealized losses on the common shares of the Managed REITs we owned before the Up-C Transaction based on changes in quoted market prices between the beginning and end of the applicable period. Prior to the Up-C Transaction, RMR LLC transferred all the Managed REITs shares it owned to ABP Trust.

Income tax expense. The change in income tax expense is primarily attributable to RMR Inc. becoming a corporation as part of the Up-C Transaction and thus subject to U.S. federal and state income tax with respect to RMR Inc.’s allocable share of any taxable income of RMR LLC for all of the current fiscal year compared with only June 5 to June 30, 2015 for the prior fiscal year period.

Equity in earnings of investee. Equity in earnings of investee represents our proportionate share of earnings from our prior investment in AIC for the three months ended June 30, 2015. Prior to the Up-C Transaction, RMR LLC transferred its ownership interest in AIC to ABP Trust.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust after the Up-C Transaction discussed in Note 6 to our condensed consolidated financial statements in Part I, Item 1 above.

Nine Months Ended June 30, 2016, Compared to the Nine Months Ended June 30, 2015.

The following table presents the changes in our operating results for the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015:

	Nine Months Ended June 30,
	2016	2015	$ Change	% Change
Revenues:
Management services	$182,940	$122,489	$60,451	49.4%
Reimbursable payroll and related costs	25,993	20,535	5,458	26.6%
Advisory services	1,741	1,801	(60)	(3.3)%
Total revenues	210,674	144,825	65,849	45.5%

Expenses:
Compensation and benefits	65,584	64,155	1,429	2.2%
Separation expense	1,358	116	1,242	nm
General and administrative	19,110	18,657	453	2.4%
Depreciation expense	1,333	1,662	(329)	(19.8)%
Total expenses	87,385	84,590	2,795	3.3%
Operating income	123,289	60,235	63,054	104.7%
Interest and other income	144	1,698	(1,554)	(91.5)%
Unrealized losses attributable to changes in fair value
of stock accounted for under the fair value option	-	(290)	290	100.0%
Income before income tax expense and equity in
earnings of investee	123,433	61,643	61,790	100.2%
Income tax expense	(19,904)	(654)	(19,250)	nm
Equity in earnings of investee	-	115	(115)	(100.0)%
Net income	103,529	61,104	42,425	69.4%
Net income attributable to noncontrolling interest	(73,663)	(60,134)	(13,529)	(22.5)%
Net income attributable to RMR Inc.	$29,866	$970	$28,896	nm

Calculation of EBITDA and Adjusted EBITDA(1)

Net income	$103,529	$61,104
Plus: income tax expense	19,904	654
Plus: depreciation expense	1,333	1,662
EBITDA	124,766	63,420
Plus: other asset amortization	7,062	645
Plus: separation expense	1,358	116
Plus: transaction and acquisition related costs	1,640	3,500
Less: incentive business management fees earned	(62,263)	-
Less: unrealized losses attributable to changes in fair value
of stock accounted for under the fair value option	-	290
Adjusted EBITDA	$72,563	$67,971

(1)	See footnote 1 on page 27 for information regarding EBITDA and Adjusted EBITDA.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine month period ended June 30, 2016, compared to the nine months ended June 30, 2015.

Management services revenue. For the nine months ended June 30, 2016 and 2015 we earned business and property management services revenue from the following sources:

	Nine Months Ended June 30,
Source	2016	2015	Change
Managed REITs	$163,086	$97,315	$65,771
Managed Operators	18,842	18,059	783
Other Client Companies	954	1,018	(64)
EQC	58	6,097	(6,039)
Total	$182,940	$122,489	$60,451

Management services revenue increased $60,451 primarily due to a $62,263 annual incentive business management fee earned on December 31, 2015, an increase of $5,049 in base business management fees at the Managed REITs associated primarily with the growth in the market capitalization of SIR and SNH and an increase of $4,876 in property management fees due to increases in the number of properties we provide property management services to. These increases were partially offset by the impact of the $7,062 in other asset amortization recorded in the nine months ended June 30, 2016, compared to $645 in other asset amortization recorded in the nine months ended June 30, 2015, which resulted from the Up-C Transaction discussed in Note 6 to our condensed consolidated financial statements in Part I, Item 1 above and the final termination of our services to EQC.

Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue for the nine months ended June 30, 2016 and 2015 includes recognition of non-cash share based compensation granted to some of our employees by certain of our Client Companies of $4,971 and $4,435, respectively. Reimbursable payroll and related costs revenue increased $5,458 due primarily to increases in the number of properties we manage for the Managed REITs since October 1, 2014 as well as increases in the number of our employees since that date and their associated compensation and benefits as well as regular increases in employee compensation and benefits for which we receive reimbursement.

Advisory services revenue. Advisory services revenue decreased by $60 because of a decrease in the average value of RIF’s assets between these periods.

Compensation and benefits.  Compensation and benefits expense for the nine months ended June 30, 2016 and 2015 includes $4,971 and $4,435, respectively, of non-cash share based compensation granted to some of our employees by certain of our Client Companies. Compensation and benefits expense increased $1,429 primarily due to increased staffing as a result of increases in the number of properties we manage for the Managed REITs and the business growth of certain of our Managed Operators since October 1, 2014, as well as annual employee salary increases. These increases were partially offset by a decrease in our corporate office staffing due to the wind down of our business management and property management services to EQC in the nine months ended June 30, 2015.

Separation expense. Separation expense consists of employment termination costs.

General and administrative. General and administrative expenses increased $453 due primarily to increases in recurring costs related to our becoming a publicly traded company in the 2016 period, as well as increases in property management expenses related to the increase in the number of properties we manage for the Managed REITs since October 1, 2014. These increases were partially offset by reductions in transaction and acquisition related costs in the 2016 period compared to the costs associated with the Up-C Transaction in the 2015 period.

Depreciation expense. Depreciation expense decreased $329 as a result of certain equipment and capitalized software additions becoming fully depreciated subsequent to October 1, 2014.

Interest and other income. Interest and other income decreased $1,554 primarily due to the loss of dividend income derived in the period ended June 30, 2015 from common shares of the Managed REITs that were transferred to ABP Trust prior to Up-C Transaction.

Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option. Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option in the periods presented consists of net unrealized losses on the common shares of the Managed REITs we owned before the Up-C Transaction based on changes in quoted market prices between the beginning and end of the applicable period. Prior to the Up-C Transaction, RMR LLC transferred all the Managed REITs shares it owned to ABP Trust.

Income tax expense. The change in income tax expense is primarily attributable to RMR Inc. becoming a corporation as part of the Up-C Transaction and thus subject to U.S. federal and state income tax with respect to RMR Inc.’s allocable share of any taxable income of RMR LLC for all of the current fiscal year 2016 compared with only June 5 to June 30, 2015 for the prior fiscal year period.

Equity in earnings of investee. Equity in earnings of investee represents our proportionate share of earnings from our investment in AIC for the nine months ended June 30, 2015. Prior to the Up-C Transaction, RMR LLC transferred its ownership interest in AIC to ABP Trust.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for the 2016 period includes $26,611 of the annual incentive business management fee allocated solely to ABP Trust after the Up-C Transaction discussed in Note 6 to our condensed consolidated financial statements in Part I, Item 1 above.

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

Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Our current liabilities have historically included accounts payable, accrued expenses and deposits, including accrued employee compensation. As of June 30, 2016 and September 30, 2015, we had cash and cash equivalents of $81,137 and $34,497, respectively, with $77,280 and $33,241 invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations for the nine months ended June 30, 2016, including the portion of the 2015 incentive business management fee allocable to RMR LLC.

Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities under which borrowings are available to us. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC, our plan to make quarterly distributions on our Class A Common Shares and Class B-1 Common Shares and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividend to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of each month or, in the case of annual incentive business management fees, within 30 days following each calendar year end, as specified in our management agreements. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts.

We believe that our operating cash flow will be sufficient to meet our operating needs and commitments for the next 12 months and for the foreseeable future. On December 15, 2015, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.5260 per Class A Common Share and Class B-1 Common Share, or $8,416. This distribution was paid to our shareholders of record of the close of business on November 25, 2015, which included the Managed REITs and ABP Trust. The amount of this dividend was calculated at a rate of $0.25 per share per quarter pro rata for the period June 5, 2015 to December 14, 2015. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.5260 per unit, or $16,306, of which $8,416 was distributed to us based on our aggregate ownership of 16,007,500 membership units of RMR LLC and $7,890 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.

On May 19, 2016, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.2993 per Class A Common Share and Class B-1 Common Share, or $4,791. This dividend was paid to our shareholders of record as of the close of business on April 25, 2016. The amount of this dividend was calculated as $0.25 per share for the quarter ended June 30, 2016, plus a pro rata dividend in respect of the period from December 14, 2015 through and including December 31, 2015. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.2993 per unit, or $9,280, of which $4,791 was distributed to us based on our aggregate ownership of 16,007,500 membership units of RMR LLC and $4,489 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.

We currently intend to pay a regular quarterly cash dividend equal to $0.25 per share ($1.00 per share per year) to holders of our Class A Common Shares and Class B-1 Common Shares. On July 12, 2016, we declared a dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of July 22, 2016, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,002. This dividend will be funded by a distribution by RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,752, of which $4,002 will be distributed to us based upon our aggregate ownership of 16,007,500 membership units of RMR LLC and $3,750 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. We expect to pay this dividend on or about August 18, 2016 with cash on hand.

On August 5, 2016, RMR LLC acquired assets of Tremont Realty Capital LLC, or Tremont, for an upfront purchase price of $2,200, excluding transaction costs. Tremont also has the right to receive an “earn out” over the next two years based on a portion of payments that RMR LLC receives from Tremont’s historical business.  Tremont principally raises debt and equity capital for owners of commercial real estate and serves as a manager of funds invested in commercial real estate. Tremont is headquartered in Boston, MA and has been in business since 2000. We funded this acquisition with cash on hand.

For the nine months ended June 30, 2016, pursuant to the RMR LLC Operating Agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $49,995 of which $25,800 was distributed to us and $24,195 was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage in RMR LLC. The $25,800 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $24,195 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use these funds distributed to us to fund our tax liabilities and our obligations under the Tax Receivable Agreement described in Note 6 to our condensed consolidated financial statements in Part I, Item 1 above.

Cash Flows

Nine months ended June 30, 2016 compared to the nine months ended June 30, 2015

Our changes in cash flows for the nine months ended June 30, 2016 compared to the same period in 2015 were as follows: (i) cash from operating activities increased from $93,639 in the 2015 period to $97,363 in the 2016 period; (ii) cash used in investing activities decreased from $42,621 in the 2015 period to $955 in the 2016 period; and (iii) cash used in financing activities decreased from $166,233 in the 2015 period to $49,781 in the 2016 period. Exchange rate fluctuations in connection with our Australian business activities resulted in an increase in cash of $12 in the 2015 period and $13 in the 2016 period.

The increase in cash provided by operating activities for the nine months ended June 30, 2016, compared to the same period in 2015 primarily reflects increased operating income generated in the 2016 period primarily offset by the net effect of changes in our working capital activities between the two periods, including the collection of accounts receivable from EQC during the 2015 period and the payment of amounts due to related parties during the 2016 period. The decrease in cash used by investing activities for the nine months ended June 30, 2016 as compared to the same period in 2015 was due primarily to the acquisition of our investment in RMR LLC during the 2015 period. The decrease in cash used in financing activities for the nine months ended June 30, 2016 as compared to the same period in 2015 was primarily due to members’ distributions to ABP Trust in 2015 period, partially offset by the issuance of our common shares in connection with the Up-C Transaction.

Off Balance Sheet Arrangements

As of June 30, 2016 and September 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tax Receivable Agreement

We have entered into the Tax Receivable Agreement that provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See Note 6 to our condensed consolidated financial statements in Part I, Item 1 above and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report. As of June 30, 2016, our condensed consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $65,834, of which we expect to pay $929 to ABP Trust during the fourth quarter of fiscal 2016.

Market Risk and Credit Risk

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

Exchange Rate Risk

During the periods presented in this Quarterly Report on Form 10-Q we were exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies could have an adverse effect on the reported value of our non‑U.S. dollar denominated or based assets and liabilities. In addition, in the 2015 period, certain reported amounts of our management and advisory revenue were affected by movements in the rate of exchange between the Australian dollar based on which certain of our revenues were calculated and the U.S. dollar, in which our financial statements are denominated. The net impact of the fluctuation of foreign currencies included in other comprehensive income on our condensed consolidated statements of comprehensive income were expense of $6 and income of $88 for the three months ended June 30, 2016 and 2015, respectively, and were income of $13 and expense of $167 for the nine months ended June 30, 2016 and 2015, respectively. We did not enter into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods. We do not believe these risks are material to us at this time, but they could become material if we significantly expand our non‑U.S. dollar business activities in the future.

Related Person Transactions

We have relationships and historical and continuing transactions with our Founders and our Client Companies.  For example, through their ownership of ABP Trust, our Founders are our controlling shareholders and hold membership units of our subsidiary, RMR LLC; our Founders serve as managing trustees of each Managed REIT and are the owners and directors of Sonesta; Mr. Barry M. Portnoy serves as managing director of Five Star and TA; we are a party to the Tax Receivable Agreement with ABP Trust; all of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are our officers and employees; and, as of June 30, 2016, the Managed REITs owned a majority of our outstanding Class A Common Shares.  For further information about these and other such relationships and related person transactions, please see Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the SEC.  Our filings with the SEC are available at the SEC’s website at www.sec.gov.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. OUR FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY USE OF WORDS SUCH AS “OUTLOOK”, “BELIEVE”, “EXPECT”, “POTENTIAL”, “WILL”, “MAY”, “ESTIMATE”, “ANTICIPATE”, DERIVATIVES OR NEGATIVES OF SUCH WORDS OR SIMILAR WORDS. OUR FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT BELIEFS OR EXPECTATIONS. HOWEVER, OUR FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR FOR VARIOUS REASONS, INCLUDING SOME REASONS BEYOND OUR CONTROL. FOR EXAMPLE:

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

•

THE FACT THAT WE EARNED A SIGNIFICANT INCENTIVE MANAGEMENT FEE FOR THE CALENDAR YEAR 2015 AND THAT WE ESTIMATE THAT WE WOULD HAVE EARNED AN ADDITIONAL INCENTIVE MANAGEMENT FEE AS OF JUNE 30, 2016 IF THAT DATE HAD BEEN THE END DATE FOR A MEASUREMENT PERIOD FOR DETERMINING INCENTIVE MANAGEMENT FEES MAY IMPLY THAT WE WILL EARN FUTURE INCENTIVE MANAGEMENT FEES. THE INCENTIVE MANAGEMENT FEES, WHICH WE MAY EARN FROM OUR MANAGED REITS, ARE BASED UPON TOTAL RETURNS REALIZED BY THE REIT’S SHAREHOLDERS COMPARED TO THE TOTAL SHAREHOLDERS RETURN OF CERTAIN IDENTIFIED INDICES. WE HAVE ONLY LIMITED CONTROL OVER THE TOTAL RETURNS REALIZED BY SHAREHOLDERS OF THE MANAGED REITS AND EFFECTIVELY NO CONTROL OVER INDEXED TOTAL RETURNS. THERE CAN BE NO ASSURANCE THAT WE WILL EARN INCENTIVE MANAGEMENT FEES IN THE FUTURE.

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

ADDITIONALLY, THERE ARE OR WILL BE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL OUTCOMES OR RESULTS TO DIFFER MATERIALLY FROM THOSE STATED OR IMPLIED IN OUR FORWARD LOOKING STATEMENTS. FOR EXAMPLE CHANGING MARKET CONDITIONS, INCLUDING RISING INTEREST RATES, MAY LOWER THE MARKET VALUE OF THE MANAGED REITS OR CAUSE THE REVENUES OF OUR MANAGED OPERATORS TO DECLINE AND, AS A RESULT, OUR FEES MAY DECLINE.

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

EXCEPT AS REQUIRED BY LAW, WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE OUR FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION OR OTHERWISE.

Part II. Other Information

Item 1A. Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our Annual Report.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant*
3.2	Articles of Amendment, filed July 30, 2015*
3.3	Articles of Amendment, filed September 11, 2015*
3.4	Articles of Amendment, filed March 9, 2016**
3.5	Third Amended and Restated Bylaws of the Registrant**
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock***
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust*
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust*
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Select Income REIT*
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust*
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust*
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1

Letter dated July 15, 2016, between The RMR Group LLC and Senior Housing Properties Trust, on its own behalf and on behalf of certain of its subsidiaries, regarding Second Amended and Restated Property Management Agreement. (Filed herewith.)

101.1

The following materials from RMR Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

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
Dated: August 9, 2016