Form 10-K
period 2016-09-30
RMR GROUP INC.
filed 2016-12-15
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting shares of Class A common stock, $0.001 par value, of the registrant held by non-affiliates was approximately $173.2 million based on the $25.01 closing price per common share on The NASDAQ Stock Market LLC, on March 31, 2016. For purposes of this calculation, an aggregate of 8,081,070 common shares of Class A common Stock, held directly by, or by affiliates of, the directors and the executive officers of the registrant have been included in the number of common shares held by affiliates.

As of December 13, 2016, there were 15,082,432 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2017 annual meeting of shareholders are incorporated by reference in Part III of this Form 10- K.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. OUR FORWARD LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS, INTENTS AND EXPECTATIONS WITH RESPECT TO, AMONG OTHER THINGS, OUR OPERATIONS AND FINANCIAL PERFORMANCE. OUR FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF WORDS SUCH AS “OUTLOOK,” “BELIEVE,” “EXPECT,” “POTENTIAL,” “WILL,” “MAY,” “ESTIMATE,” “ANTICIPATE,” DERIVATIVES OR NEGATIVES OF SUCH WORDS OR SIMILAR WORDS. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. ACCORDINGLY, THERE ARE OR WILL BE FACTORS THAT COULD CAUSE ACTUAL OUTCOMES OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED OR IMPLIED IN THESE STATEMENTS. WE BELIEVE THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING:

•	SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM SERVICES TO A LIMITED NUMBER OF CLIENT COMPANIES;

•	CHANGING MARKET CONDITIONS, INCLUDING RISING INTEREST RATES THAT MAY ADVERSELY IMPACT OUR CLIENT COMPANIES AND OUR BUSINESS WITH THEM;

•	POTENTIAL TERMINATIONS OF OUR MANAGEMENT AGREEMENTS WITH OUR CLIENT COMPANIES;

•
OUR ABILITY TO EXPAND OUR BUSINESS DEPENDS UPON THE GROWTH AND PERFORMANCE OF OUR CLIENT COMPANIES AND OUR ABILITY TO OBTAIN OR CREATE NEW CLIENTS FOR OUR BUSINESS AND IS OFTEN DEPENDENT UPON CIRCUMSTANCES BEYOND OUR CONTROL;

•	LITIGATION RISKS;

•	ALLEGATIONS OF ANY CONFLICTS OF INTEREST ARISING FROM OUR MANAGEMENT ACTIVITIES;

•	OUR ABILITY TO RETAIN THE SERVICES OF OUR FOUNDERS AND OTHER KEY PERSONNEL;

•	RISKS ASSOCIATED WITH AND COSTS OF COMPLIANCE WITH LAWS AND REGULATIONS, INCLUDING SECURITIES REGULATIONS, EXCHANGE LISTING STANDARDS AND OTHER LAWS AND REGULATIONS AFFECTING PUBLIC COMPANIES; AND

•	OTHER RISKS DESCRIBED UNDER “RISK FACTORS” BEGINNING ON PAGE 14.
FOR EXAMPLE:

•
WE HAVE A LIMITED NUMBER OF CLIENT COMPANIES. WE HAVE LONG TERM CONTRACTS WITH OUR MANAGED REITS (COLLECTIVELY, GOVERNMENT PROPERTIES INCOME TRUST, A MARYLAND REAL ESTATE INVESTMENT TRUST, INCLUDING ITS SUBSIDIARIES, OR GOV; HOSPITALITY PROPERTIES TRUST, A MARYLAND REAL ESTATE INVESTMENT TRUST, INCLUDING ITS SUBSIDIARIES, OR HPT; SELECT INCOME REIT, A MARYLAND REAL ESTATE INVESTMENT TRUST, INCLUDING ITS SUBSIDIARIES, OR SIR; AND SENIOR HOUSING PROPERTIES TRUST, A MARYLAND REAL ESTATE INVESTMENT TRUST, INCLUDING ITS SUBSIDIARIES, OR SNH); HOWEVER, THE OTHER CONTRACTS UNDER WHICH WE EARN OUR REVENUES ARE FOR SHORTER TERMS AND THE LONG TERM CONTRACTS WITH OUR MANAGED REITS MAY BE TERMINATED IN CERTAIN CIRCUMSTANCES. THE TERMINATION OR LOSS OF ANY OF OUR MANAGEMENT CONTRACTS MAY HAVE A MATERIAL ADVERSE IMPACT UPON OUR REVENUES, PROFITS AND CASH FLOWS.

•
OUR MANAGEMENT FEES FROM OUR MANAGED REITS ARE CALCULATED BASED UPON THE LOWER OF EACH REIT’S COST OF ITS APPLICABLE ASSETS OR SUCH REIT’S MARKET CAPITALIZATION. OUR MANAGEMENT FEES FROM OUR MANAGED OPERATORS (COLLECTIVELY, FIVE STAR QUALITY CARE, INC., A MARYLAND CORPORATION, INCLUDING ITS SUBSIDIARIES, OR FIVE STAR; SONESTA INTERNATIONAL HOTELS CORPORATION, A MARYLAND CORPORATION, INCLUDING ITS SUBSIDIARIES, OR SONESTA; AND TRAVELCENTERS OF AMERICA LLC, A DELAWARE LIMITED LIABILITY COMPANY, INCLUDING ITS SUBSIDIARIES, OR TA) ARE CALCULATED BASED UPON CERTAIN REVENUES OF EACH OPERATOR. ACCORDINGLY, OUR FUTURE REVENUES, INCOME AND

i

CASH FLOWS WILL DECLINE IF THE BUSINESSES, ASSETS OR MARKET CAPITALIZATION OF OUR CLIENT COMPANIES DECLINE.

•
THE FACT THAT WE EARNED A SIGNIFICANT INCENTIVE MANAGEMENT FEE FROM ONE OF OUR MANAGED REITS FOR THE CALENDAR YEAR 2015 AND THAT WE ESTIMATE THAT WE WOULD HAVE EARNED AN ADDITIONAL INCENTIVE MANAGEMENT FEE FROM A MANAGED REIT AS OF SEPTEMBER 30, 2016 IF THAT DATE HAD BEEN THE END DATE FOR A MEASUREMENT PERIOD FOR DETERMINING INCENTIVE MANAGEMENT FEES MAY IMPLY THAT WE WILL EARN AN INCENTIVE MANAGEMENT FEE FOR THE CALENDAR YEAR 2016 OR IN FUTURE YEARS. THE INCENTIVE MANAGEMENT FEES, WHICH WE MAY EARN FROM OUR MANAGED REITS, ARE BASED UPON TOTAL RETURNS REALIZED BY THE REITS' SHAREHOLDERS COMPARED TO THE TOTAL SHAREHOLDERS RETURN OF CERTAIN IDENTIFIED INDICES. WE HAVE ONLY LIMITED CONTROL OVER THE TOTAL RETURNS REALIZED BY SHAREHOLDERS OF THE MANAGED REITS AND EFFECTIVELY NO CONTROL OVER INDEXED TOTAL RETURNS. THERE CAN BE NO ASSURANCE THAT WE WILL EARN INCENTIVE MANAGEMENT FEES IN THE FUTURE.

•
WE CURRENTLY INTEND TO PAY A REGULAR QUARTERLY DIVIDEND OF $0.25 PER CLASS A COMMON SHARE AND CLASS B-1 COMMON SHARE. OUR DIVIDENDS ARE DECLARED AND PAID AT THE DISCRETION OF OUR BOARD OF DIRECTORS. OUR BOARD MAY CONSIDER MANY FACTORS WHEN DECIDING WHETHER TO DECLARE AND PAY DIVIDENDS, INCLUDING OUR CURRENT AND PROJECTED EARNINGS, OUR CASH FLOWS AND ALTERNATIVE USES FOR ANY AVAILABLE CASH. OUR BOARD MAY DECIDE TO LOWER OR EVEN ELIMINATE OUR DIVIDENDS. THERE CAN BE NO ASSURANCE THAT WE WILL CONTINUE TO PAY ANY REGULAR DIVIDENDS OR WITH REGARD TO THE AMOUNT OF DIVIDENDS WE MAY PAY.

ADDITIONALLY, THERE ARE OR WILL BE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL OUTCOMES OR RESULTS TO DIFFER MATERIALLY FROM THOSE STATED OR IMPLIED IN OUR FORWARD LOOKING STATEMENTS. FOR EXAMPLE, CHANGING MARKET CONDITIONS, INCLUDING RISING INTEREST RATES, MAY LOWER THE MARKET VALUE OF OUR MANAGED REITS OR CAUSE THE REVENUES OF OUR MANAGED OPERATORS TO DECLINE AND, AS A RESULT, OUR FEES MAY DECLINE.
WE HAVE BASED OUR FORWARD LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS ABOUT FUTURE EVENTS THAT WE BELIEVE MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. BECAUSE FORWARD LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED, OUR FORWARD LOOKING STATEMENTS SHOULD NOT BE RELIED ON AS PREDICTIONS OF FUTURE EVENTS. THE EVENTS AND CIRCUMSTANCES REFLECTED IN OUR FORWARD LOOKING STATEMENTS MAY NOT BE ACHIEVED OR OCCUR AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED IN OUR FORWARD LOOKING STATEMENTS. THESE FACTORS SHOULD NOT BE CONSTRUED AS EXHAUSTIVE AND SHOULD BE READ IN CONJUNCTION WITH THE OTHER CAUTIONARY STATEMENTS THAT ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE DEVELOPMENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW.

ii

iii

PART I
Item 1. Business
Our Company
The RMR Group Inc., or RMR Inc., owns a 51.7% economic interest in and is the managing member of The RMR Group LLC, or RMR LLC. Substantially all of the business of RMR Inc. is conducted by RMR LLC. RMR LLC was founded in 1986 to manage real estate related businesses. In this Annual Report on Form 10-K, unless otherwise indicated, "we", "us" and "our" refers to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC. Our business primarily consists of providing management services to our Managed REITs (four publicly traded real estate investment trusts, or REITs) and our Managed Operators (three real estate operating companies). Since its founding, RMR LLC has substantially grown the amount of real estate assets under management and the number of real estate businesses it manages. As of September 30, 2016, we had $26.9 billion of assets under management in the companies we manage. For more information about our calculation of assets under management, see Item 6, Selected Financial Data, included in Part II of this Annual Report on Form 10-K. Our assets under management include more than 1,400 properties, which are primarily owned by our Managed REITs.
As manager of the Managed REITs, we are responsible for implementing investment strategies and managing day to day operations, subject to supervision and oversight by each Managed REIT’s board of trustees. The Managed REITs have no employees, and we provide the personnel and services necessary for each Managed REIT to conduct its business. The Managed REITs invest in diverse income producing properties as follows:

•
Government Properties Income Trust (Nasdaq: GOV), or GOV, primarily owns office properties leased to the U.S. government and state governments. As of September 30, 2016, GOV owned 71 properties (91 buildings) located in 31 states and the District of Columbia.

•
Hospitality Properties Trust (Nasdaq: HPT), or HPT, primarily owns hotel and travel center properties. As of September 30, 2016, HPT owned 503 properties (305 hotels and 198 travel centers) located in 45 states, Puerto Rico and Canada.

•
Select Income REIT (Nasdaq: SIR), or SIR, primarily owns properties that are leased to single tenants, including industrial and commercial lands on the island of Oahu, Hawaii. As of September 30, 2016, SIR owned 120 properties (361 buildings, leasable land parcels and easements) located in 35 states.

•
Senior Housing Properties Trust (Nasdaq: SNH), or SNH, primarily owns independent and assisted living communities, continuing care retirement communities, nursing homes, wellness centers and properties leased to medical service providers, clinics, biotech laboratory tenants and other medical related businesses. As of September 30, 2016, SNH owned 431 properties (457 buildings) located in 42 states and the District of Columbia.

We also provide management services to the Managed Operators that have diverse businesses as follows:

•
Five Star Quality Care Inc. (Nasdaq: FVE), or Five Star, is a national healthcare and senior living services company that operates senior living communities, including independent living, assisted living, continuing care and skilled nursing facilities, many of which are owned by SNH. As of September 30, 2016, Five Star operated 276 senior living communities located in 32 states.

•
Sonesta International Hotels Corporation, or Sonesta, manages and franchises an international collection of hotels, resorts and cruise ships offering upscale and extended stay accommodations to travelers, including hotels in the United States owned by HPT. As of September 30, 2016, Sonesta’s business included 66 properties in nine countries.

•
TravelCenters of America LLC (Nasdaq: TA), or TA, operates a national chain of full service travel centers located along the U.S. Interstate Highway System, many of which are owned by HPT. TA also operates convenience stores with retail gasoline stations and operates and franchises restaurants. As of September 30, 2016, TA’s business included 255 travel centers in 43 states and Canada, 233 gasoline / convenience stores in 11 states and 52 standalone restaurants in 15 states.

RMR Advisors LLC, or RMR Advisors, a wholly owned subsidiary of RMR LLC, is an investment advisor registered with the Securities and Exchange Commission, or SEC, which provides investment advisory services to the RMR Real Estate Income Fund (NYSE MKT: RIF), or RIF, a closed end investment company focused on investing in real estate securities, including REITs and other dividend paying securities (excluding our Client Companies, as defined below). RMR Advisors has been managing investments in real estate securities since 2003.

On August 5, 2016, we acquired certain assets of Tremont Realty Capital LLC, or the Tremont business, which specializes in commercial real estate finance, principally providing capital to commercial real estate owners and developers and serving as advisor to private funds that principally make commercial real estate debt investments. As part of this transaction, our wholly owned subsidiary, Tremont Realty Advisors LLC, or Tremont Advisors, an investment advisor registered with the SEC, was assigned the investment management contracts with investment advisory clients of the Tremont business. Tremont Advisors advises private funds and separately managed accounts that invest in commercial real estate debt, including secured mortgage debt and mezzanine financing opportunities. Tremont Advisors may also provide advice with respect to commercial real estate that may become owned by its clients. As of September 30, 2016, Tremont Advisors managed approximately $192 million of client assets.
In addition, we provide management services to certain other businesses, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust, historically a Massachusetts business trust, and, as of January 20, 2016, a Maryland statutory trust, wholly owned by Barry M. Portnoy and Adam D. Portnoy, or collectively our Founders. We refer to the Managed REITs, Managed Operators, RIF, AIC, ABP Trust and the clients of the Tremont business as our Client Companies.
Our Business Strategy
Our business strategy is to provide a full range of management services to our Client Companies and to increase the number of clients to which we provide services.
     We believe that we have several strengths that distinguish our business:

•
Revenue Base. Our revenues are primarily from recurring fees earned under long term agreements with high credit quality companies. Our agreements with the Managed REITs extend for 20 year terms. For the fiscal year ended September 30, 2016, 87.9% of our total revenue was from the Managed REITs. In addition, the businesses of the Managed Operators are conducted in large part at properties under long term leases and management arrangements with the Managed REITs.

•
Cash Flow and Dividend. Our net income and Adjusted EBITDA for the fiscal year ended September 30, 2016 was $122.4 million and $100.1 million, respectively. We have no debt outstanding. Our current dividend rate of $0.25 per share per quarter ($1.00 per share per year) has been well covered by our earnings and cash flows. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of Adjusted EBITDA to net income, see footnote (2) to “Selected Financial Data” beginning on page 28.

•
Broad Real Estate Experience. We provide management services to a wide range of real estate assets and businesses that include healthcare facilities, senior living and other apartments, hotels, office buildings, industrial buildings, leased lands, travel centers, retail stores, and various specialized properties such as properties leased to government tenants and properties specially designed for medical and biotech research. The properties and businesses we managed as of September 30, 2016, are located throughout the United States in 48 states and Washington D.C., and in Puerto Rico and Canada.

•
Growth. Since the founding of RMR LLC in 1986, we have substantially grown our real estate assets under management and the number and variety of real estate businesses we manage. As of September 30, 2016, we had $26.9 billion of assets under management in the companies we manage, including more than 1,400 properties. The synergies among our clients may also facilitate their and our growth. We assist our clients in realizing investment opportunities by working together to make acquisitions and to complete certain development activities. We expect to use our operating cash flow and we may use our equity to fund our growth and diversify our operations. We believe that our recent all-cash acquisition of the Tremont business represents the addition of a new platform to provide for growth and diversification of our operations and that the commercial real estate finance business represents an appropriate extension of our existing operations.

•
Quality and Depth of Management. Our highly qualified and experienced management team provides a broad base of deep expertise to our clients. Our senior management has worked together through several business cycles in which they acquired, financed, managed and disposed of real estate assets and started real estate businesses. As of September 30, 2016, we employed over 450 real estate professionals in more than 30 offices throughout the United States, and the companies we manage collectively had over 52,000 employees. We have also assisted our clients to grow by successfully accessing the capital markets; since our founding in 1986, our clients have successfully completed over $32.0 billion of financing in over 150 capital raising transactions.

•
Alignment of Interests. We believe our structure fosters strong alignment of interests between our principal executive officers and our shareholders because our principal executives, Barry M. Portnoy and Adam D. Portnoy, have a combined direct and indirect 51.9% economic interest in RMR LLC.

We can provide no assurance that we will be able to implement our business strategy or achieve our desired growth. Our business and the businesses of our Client Companies are subject to a number of risks and uncertainties. See “Risk Factors” beginning on page 14.

Our Management Agreements with the Managed REITS
RMR LLC has entered a business management agreement and a property management agreement with each Managed REIT. The following is a summary of the terms of our business and property management agreements with the Managed REITs. The summary does not purport to be complete and is subject to, and qualified in its entirety by, reference to the actual agreements, copies of which are filed or incorporated as exhibits to this Annual Report on Form 10-K.
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
Subject to the overall management, direction and oversight of the Board of Trustees of each Managed REIT, RMR LLC has the responsibility to:

•
provide research and economic and statistical data in connection with the Managed REIT's real estate investments and recommend changes in the Managed REIT's real estate investment policies when appropriate;

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

•
administer bookkeeping and accounting functions as required for the Managed REIT's business and operation, contract for audits and prepare or cause to be prepared reports and filings required by a governmental authority in connection with the conduct of the Managed REIT's business, and otherwise advise and assist the Managed REIT with its compliance with applicable legal and regulatory requirements;

•	advise and assist in the preparation of all equity and debt offering documents and all registration statements, prospectuses or other documents filed by the Managed REIT with the SEC or any state;

•	retain counsel, consultants and other third party professionals on behalf of the Managed REIT;

•	provide internal audit services;

•	advise and assist with the Managed REIT's risk management and business oversight function;

•	advise and assist the Managed REIT with respect to the Managed REIT's public relations, preparation of marketing materials, internet website and investor relations services;

•	provide communication facilities for the Managed REIT and its officers and trustees and provide meeting space as required;

•	provide office space, equipment and experienced and qualified personnel necessary for the performance of the foregoing services; and

•
to the extent not covered above, advise and assist the Managed REIT in the review and negotiation of the Managed REIT's contracts and agreements, coordination and supervision of all third party legal services and oversight for processing of claims by or against the Managed REIT.

Property Management Services
     Under each property management agreement, RMR LLC is required to act as managing agent for each Managed REIT’s properties and devote such time, attention and effort as may be appropriate to operate and manage the Managed REIT’s properties in a diligent, orderly and efficient manner. Subject to the overall management and supervision of the Board of Trustees of each Managed REIT, RMR LLC has the responsibility to:

•	seek tenants for the Managed REIT's properties and negotiate leases;

•	collect rents and other income from the Managed REIT's properties;

•	make contracts for, and supervise repairs and/or alterations on, the Managed REIT's properties;

•	for the Managed REIT's account and at its expense, hire, supervise and discharge employees as required for the efficient operation and maintenance of the Managed REIT's properties;

•	obtain appropriate insurance for the Managed REIT's properties and notify the Managed REIT's insurance carriers with respect to casualties or injuries at the properties;

•	procure supplies and other necessary materials;

•
pay from rental receipts, other income derived from the Managed REIT's properties or other monies made available by the Managed REIT for such purpose, all costs incurred in the operation of the Managed REIT's properties that are expenses of the Managed REIT;

•	establish reasonable rules and regulations for tenants of the Managed REIT's properties;

•	institute or defend, on the Managed REIT's behalf and in the Managed REIT's name, any and all legal actions or proceedings relating to the operation of the Managed REIT's properties;

•
maintain the books and records of the Managed REIT reflecting the management and operation of the Managed REIT's properties and prepare and deliver statements of expenses for tenants of the REIT's properties;

•	aid, assist and cooperate with the Managed REIT in matters relating to taxes and assessments and insurance loss adjustments;

•	provide emergency services as may be required for the efficient management and operation of the Managed REIT's properties; and

•	arrange for day to day operations of the Managed REIT's properties, including water, fuel, electricity, cleaning and other services.
Term and Termination
     The terms of the business and property management agreements with each Managed REIT end on December 31, 2036, and automatically extend on December 31st of each year so that the terms thereafter end on the 20th anniversary of the date of the extension. A Managed REIT has the right to terminate its management agreements with RMR LLC: (1) at any time upon 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreement, (3) on written notice given within 60 days after the end of any calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. RMR LLC has the right to terminate the management agreements for good reason, as defined in the agreements.
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
The annual incentive management fee payable by each Managed REIT to RMR LLC, if any, is calculated as follows:

•
An amount equal to 12.0% of the product of (a) the equity market capitalization of the Managed REIT, as defined in the agreement, and (b) the amount, expressed as a percentage, by which the Managed REIT's total return per share, as defined in the agreement, exceeds the benchmark total return per share, as defined in the agreement, of a specified REIT index identified in the management agreement for the measurement period. Generally, total return per share measures the change in the Managed REIT's share price plus dividends. The benchmark return per share is also adjusted if the total return per share exceeds 12.0% per year in any measurement period.

•	The current measurement period is defined as the three year period ending December 31, 2016 and thereafter a three year period ending on each December 31.

•	Generally, no incentive management fee is payable by a Managed REIT unless the Managed REIT's total return per share during the measurement period is positive.

•
The incentive management fee payable by a Managed REIT is also subject to a cap equal to the value of 1.5% of the Managed REIT's common shares then outstanding multiplied by the average closing price of the Managed REIT's common shares during the ten consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.

•
Also, if a Managed REIT's financial statements are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC, for one or more periods in respect of which RMR LLC received an incentive management fee, the incentive management fee payable with respect to periods for which there has been a restatement shall be recalculated by, and approved by a majority vote of, the Managed REIT's Independent Trustees in light of such restatement, and RMR LLC may be required to pay to the Managed REIT an amount equal to the value in excess of that which RMR LLC would have received based upon the incentive management fee as recalculated, either in cash or the Managed REIT common shares.

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
Property Management Fees and Expense Reimbursement
No property management fees are payable by a Managed REIT to RMR LLC for any hotels, senior living communities or travel centers which are leased to, or managed by, a Managed Operator or another operating business such as a hotel management company or a senior living or healthcare services provider. For other properties, each property management agreement between RMR LLC and a Managed REIT provides for (i) a management fee equal to 3.0% of the gross rents collected from tenants and (ii) a construction supervision fee equal to 5.0% of the cost of any construction, renovation or repair activities at the Managed REIT’s properties, other than ordinary maintenance and repairs. Also, under each property management agreement, the Managed REIT pays certain allocable expenses of RMR LLC in the performance of its duties, including wages for onsite property management personnel and allocated costs of centralized property management services.
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
Each Managed Operator pays RMR LLC a fee under its business management agreement in an amount equal to 0.6% of: (i) for Five Star, Five Star’s revenues from all sources reportable under U.S. generally accepted accounting principles, or GAAP, other than revenues reportable by Five Star with respect to properties for which Five Star provides management services, plus the gross revenues of properties managed by Five Star determined in accordance with GAAP; (ii) for Sonesta, Sonesta’s revenues from all sources reportable under GAAP, other than any revenues reportable by Sonesta with respect to hotels for which Sonesta provides management services, plus the revenues of hotels managed by Sonesta (except to the extent such managed hotel revenues are included in Sonesta’s gross revenues under GAAP); and (iii) for TA, the sum of TA’s gross fuel margin, determined as TA’s fuel sales revenues less its cost of fuel sales, plus TA’s total nonfuel revenues. In addition, the business management agreement with each Managed Operator provides that the compensation of senior executives of the Managed Operator, who are also employees or officers of RMR LLC, is the responsibility of the party to or on behalf of which the individual renders services. In the past, because at least 80.0% of each of these executives’ business time was devoted to services to the Managed Operator, 80.0% of these executives' total cash compensation was paid by the Managed Operator and the remainder was paid by RMR LLC.
The terms of the business management agreements with each Managed Operator end on December 31, 2016, and automatically extend for successive one year terms, unless RMR LLC or the applicable Managed Operator gives notice of non-renewal before the expiration of the applicable term. Also, a Managed Operator may terminate its business management agreement at any time (i) for Five Star and TA, on 60 days’ notice and RMR LLC may terminate such agreements at any time on 120 days’ notice and (ii) for Sonesta, on 30 days’ notice and RMR LLC may terminate its agreement with Sonesta on 30 days’ notice. If Five Star or TA terminates or elects not to renew its agreement, other than for cause as defined in each agreement, the Managed Operator is obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.

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
Our Advisory Agreements and Other Services to Advisory Clients
RMR Advisors is party to an investment advisory agreement with RIF and Tremont Advisors is party to an investment advisory agreement with a private fund. Pursuant to each agreement, RMR Advisors and Tremont Advisors provide RIF and the private fund, respectively, with a continuous investment program, makes day to day investment decisions and generally manages the business affairs of RIF and the private fund, respectively, in accordance with each such fund's investment objectives and policies. RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF. Tremont Advisors is compensated pursuant to its agreement with the private fund at an annual rate of 1.35% of the weighted average outstanding balance of all strategic investments, as defined in the agreement, of the private fund. Strategic investments include any direct or indirect participating or non-participating debt investment in certain real estate.
RMR Advisors's agreement with RIF continues from year to year or for such longer term as may be approved by RIF’s board of trustees, as permitted by the Investment Company Act of 1940, as amended, or the Investment Company Act. So long as required by the Investment Company Act, the agreement is terminable by RIF on 60 days’ notice and automatically in the event of an assignment, as defined in the Investment Company Act. Tremont Advisors's agreement with the private fund will terminate upon the removal or withdrawal of the private fund’s general partner; this agreement is also terminable by the private fund’s general partner at any time, or by Tremont Advisors in certain circumstances, on 90 days’ notice.
Tremont Advisors is also party to loan servicing agreements with its separately managed account clients. Under such agreements, Tremont Advisors is compensated at an annual rate of 0.50% of the outstanding principal balance of the outstanding loans. In certain circumstances, Tremont Advisors is also entitled to performance fees based on exceeding certain performance targets. Performance fees are realized when a separately managed account client’s cumulative returns are in excess of a stated return. Tremont Advisors did not earn any such performance fees in the period subsequent to our acquisition of the Tremont business in August 2016 through September 30, 2016. The Tremont business may also act as transaction originators for its non-investment advisory clients for negotiated fees. For the fiscal year ended September 30, 2016, the Tremont business earned between 0.50% and 0.75% of the aggregate principal amounts of loans so originated.

Our Management Agreements with AIC and ABP Trust
RMR LLC provides business management services to AIC for a fee calculated as 3.0% of the total premiums paid for insurance arranged by AIC. RMR LLC also provides business and property management services to our controlling shareholder, ABP Trust, for which it receives, depending upon the services provided, a business management fee in an annual amount equal to 0.6% of ABP Trust’s revenues from all sources reportable under GAAP, a property management fee in an amount equal to 3.0% of rents collected from managed properties and a construction supervision fee in an amount equal to 5.0% of the cost of any construction, renovation or repair activities at the managed properties, other than ordinary maintenance and repairs.
Our Organizational Structure
(In this “Business—Our Organizational Structure” section, the words, “we,” “our” and “us” refer solely to RMR Inc.)
We were incorporated in Maryland on May 28, 2015 in contemplation of the transaction, described below, in which, among other things, the Managed REITs acquired 15,000,000 shares of Class A Common Stock of RMR Inc., par value $0.001 per share, or Class A Common Shares. We refer to this transaction in this Annual Report on Form 10-K as the Up-C Transaction. For more information about the Up-C Transaction, please see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We are a holding company; substantially all of our business is conducted by RMR LLC, we have no employees and the personnel and various services we require to operate are provided to us by RMR LLC.

We own a 51.7% economic interest in RMR LLC, a company founded in 1986 to manage real estate related businesses. Prior to the Up-C Transaction, RMR LLC was 100% owned by ABP Trust, which is wholly owned by our Founders. We are the sole managing member of RMR LLC and, in that capacity, we operate and control the business and affairs of RMR LLC.
On December 14, 2015, the Managed REITs completed the distribution of approximately half of the 15,000,000 Class A Common Shares they acquired in the Up-C Transaction to holders of their respective common shares.   The diagram below depicts our organizational structure as of September 30, 2016.
* As of September 30, 2016, ABP Trust owned 761,781 common shares of GOV (1.1 % of outstanding), 1,672,783 common shares of HPT (1.0% of outstanding), 1,483,898 common shares of SIR (1.7% of outstanding) and 2,550,019 common shares of SNH (1.1% of outstanding).
** As of September 30, 2016, ABP Trust owned 90,564 Class A Common Shares (0.6% of Class A Common Shares outstanding). In addition, as of September 30, 2016, Adam Portnoy and Barry Portnoy owned 20,438 and 29,783 Class A Common Shares, respectively (0.1% and 0.2% of Class A Common Shares outstanding, respectively).
†Indirect economic interests in RMR LLC means, (i) in respect of holders of Class A Common Shares, the economic interest of RMR Inc. in RMR LLC as the holder of an equivalent number of class A membership units of RMR LLC and (ii) in respect of holders of Class B-1 Common Shares, the economic interest of RMR Inc. in RMR LLC as the holder of an equivalent number of class B membership units of RMR LLC. Indirect economic interests in RMR LLC are the interests in RMR LLC owned by RMR Inc. and are subject to RMR Inc.'s liabilities including its liabilities to ABP Trust under the Tax Receivable Agreement.

††Direct economic interest means, (i) in respect of RMR Inc., the right of a holder of common stock of RMR Inc. to share in dividends or distributions made by RMR Inc. to holders of its common stock and, upon liquidation, dissolution or winding up of RMR Inc., to share in the assets of RMR Inc. after payments to creditors and (ii) in respect of RMR LLC, the right of a holder of a class A membership unit or class B membership unit of RMR LLC to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors.
The RMR LLC Operating Agreement
The operating agreement of RMR LLC, or the LLC Operating Agreement, governs the operations of RMR LLC and the rights and obligations of its members. The material terms of the LLC Operating Agreement are summarized below. The summary does not purport to be complete and is subject to, and qualified in its entirety by, reference to the actual agreement, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-K.
Governance
Through our status as the managing member of RMR LLC, we exercise control over RMR LLC and are responsible for all operational and administrative decisions of RMR LLC and the day to day management of RMR LLC’s business. No other members of RMR LLC, in their capacity as such, have any authority or right to control the management of RMR LLC or to bind it in connection with any matter, except that members of RMR LLC generally have voting rights in connection with (i) the transfer by us of our managing member interest in RMR LLC, (ii) the dissolution of RMR LLC and (iii) amendments to the LLC Operating Agreement. If RMR LLC proposes to engage in a material transaction, including a merger, consolidation or sale of substantially all of its assets, we, as the managing member of RMR LLC, have the power and authority to approve or prevent such a transaction; provided, however, that we may not transfer all or any portion of our interest in RMR LLC without the majority consent of the non‑managing members of RMR LLC. Currently we and ABP Trust are the only members of RMR LLC.
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
Members of RMR LLC, including us, incur U.S. federal, state and local income taxes on their allocable share of any net taxable income of RMR LLC. Net profits and net losses of RMR LLC are generally allocated to its members pro rata in accordance with the percentage interest of the units they hold. In accordance with the LLC Operating Agreement, we cause RMR LLC to make cash distributions to its members for purposes of funding their tax obligations in respect of the income of RMR LLC that is allocated to them. Generally, these tax distributions are computed based on our estimate of the net taxable income of RMR LLC allocable to the member multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal and state income tax rate prescribed for an individual or corporation (taking into account the nondeductibility of certain expenses and the character of our income). Additional amounts may be distributed by RMR LLC if needed to meet our tax obligations and our obligations pursuant to the tax receivable agreement, dated June 5, 2015, by and among RMR Inc., RMR LLC and ABP Trust, or the Tax Receivable Agreement.
We are not permitted to cause RMR LLC to make distributions that would render it insolvent. All distributions from RMR LLC are made to the members of RMR LLC pro rata in accordance with the percentage economic interest of the units they hold.
Coordination of RMR Inc. and RMR LLC
Under the LLC Operating Agreement, RMR LLC is permitted to issue additional units from time to time provided that they are substantially equivalent to additional equity securities issued from time to time by us. RMR LLC is generally restricted from issuing additional units to us unless (i) (A) the additional units are (x) class A membership units of RMR LLC, or Class A Units, issued in connection with an issuance of our Class A Common Shares, (y) class B membership units of RMR LLC, or Class B Units, issued in connection with an issuance of our class B-1 common stock of RMR Inc., par value $0.001 per share, or Class B‑1 Common Shares, or (z) units issued in connection with an issuance of our equity securities where the units and equity securities being issued have substantially the same rights (other than voting rights), restrictions, limitations as to distributions, qualifications and terms and conditions of redemption, and (B) we contribute to RMR LLC the cash proceeds or other consideration we receive (less amounts for which we are permitted to be reimbursed under the LLC Operating Agreement), if any, in connection with the issuance or (ii) the additional units are issued upon the conversion, redemption or exchange of debt, units or other securities issued by RMR LLC.

At any time we issue any equity securities, we have agreed to contribute to RMR LLC the net proceeds, if any, we receive in the connection with the issuance, less amounts (issuance costs, underwriting discounts, etc.) for which we are permitted to be reimbursed under the LLC Operating Agreement. In exchange for the contribution, RMR LLC has agreed to issue to us (i) in the case of an issuance of Class A Common Shares, an equivalent number of Class A Units, (ii) in the case of an issuance of Class B‑1 Common Shares, an equivalent number of Class B Units or (iii) in the case of an issuance of any other type of equity securities, an equivalent number of units of RMR LLC with substantially the same rights (other than voting rights), restrictions, limitations as to distributions, qualifications and terms and conditions of redemption.
Conversely, if we redeem or repurchase any of our equity securities, RMR LLC will, immediately prior to the redemption or repurchase, redeem or repurchase, upon the same terms and for the same price, an equal number of (i) in the case of a redemption or repurchase of Class A Common Shares, Class A Units held by us, (ii) in the case of a redemption or repurchase of Class B‑1 Common Shares, Class B Units held by us or (iii) in the case of a redemption or repurchase of any other type of our equity securities, equity securities of RMR LLC held by us with substantially the same rights (other than voting rights), restrictions, limitations as to distributions, qualifications and terms and conditions of redemption, as the equity securities are redeemed or repurchased.
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
The Class A Units not held by us and our class B-2 common stock of RMR Inc., par value $0.001 per share, or Class B‑2 Common Shares, constitute “paired interests.” If RMR LLC issues additional Class A Units to someone other than us, we have agreed to issue to that member an equivalent number of our Class B‑2 Common Shares. Each Class B‑2 Common Share entitles the holder to ten votes per share, and, accordingly, the issuance of additional Class B‑2 Common Shares would have a significant dilutive effect on the voting power of the then current holders of our Class A Common Shares.
Redemption rights of holders of Class A Units
Holders of Class A Units, other than us, may cause RMR LLC to redeem their Class A Units for Class A Common Shares on a one for one basis. At our option, we may elect to pay cash in lieu of Class A Common Shares for some or all of such redeemed Class A Units; the amount of the alternative cash payment will be based on the market price of the Class A Common Shares as determined pursuant to the LLC Operating Agreement. For each Class A Unit redeemed, we will automatically redeem the corresponding Class B-2 Common Share, comprising the “paired interest” for no additional consideration.
Transfers of membership units of RMR LLC
Membership units of RMR LLC are generally subject to restrictions on transfer in accordance with the terms of the LLC Operating Agreement. Under the LLC Operating Agreement, we may not transfer any of our membership units of RMR LLC without the majority consent of the non‑managing members of RMR LLC. Under the LLC Operating Agreement, Class A Units and Class B‑2 Common Shares comprising “paired interests” may be transferred to a permitted transferee, including our Founders, qualified employees, the immediate family members of our Founders or qualified employees, any of their respective lineal descendants or any entity controlled by ABP Trust or an individual named above. In addition, Class A Units and Class B‑2 Common Shares comprising “paired interests” may be transferred by the creation of certain security interests, by will or pursuant to the laws of descent and distribution or in any transfer approved in advance by our Board of Directors.
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
Tax Receivable Agreement
Pursuant to the Up‑C Transaction, we purchased Class A Units from ABP Trust. In the future, additional Class A Units may be redeemed by ABP Trust for our Class A Common Shares or cash. We expect that, as a result of both this initial purchase and any future redemptions of Class A Units for our Class A Common Shares or cash, the tax basis of the assets of RMR LLC attributable to our interests in RMR LLC will be increased. These increases in the tax basis of the assets of RMR LLC attributable to our interests in RMR LLC would not have been available to us but for this initial purchase and future redemptions of Class A Units for Class A Common Shares or cash. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we would otherwise be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those capital assets. The United States Internal Revenue Service, or IRS, may challenge all or part of these tax basis increases, and a court might sustain such a challenge.
We and RMR LLC have entered into the Tax Receivable Agreement with ABP Trust, the material terms of which are summarized below. This summary of the Tax Receivable Agreement does not purport to be complete and is subject to, and qualified in its entirety by, reference to the actual agreement, a copy of which is incorporated by reference as an exhibit to this Annual Report on Form 10-K.
The Tax Receivable Agreement provides for the payment by us to ABP Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we realize as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of this Tax Receivable Agreement. We expect to benefit from the remaining 15.0% of cash savings, if any, in income tax that we realize. For purposes of the Tax Receivable Agreement, cash savings in income tax will be computed by comparing our income tax liability to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the tangible and intangible assets of RMR LLC as a result of our purchase of RMR LLC Class A Units and the future redemptions, if any, and had we not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement commenced on June 5, 2015 and will continue until all such tax benefits have been utilized or expired, unless the Tax Receivable Agreement is terminated upon a change of control or upon certain breaches of the agreement that we fail to cure in accordance with the terms of the agreement.
ABP Trust will not reimburse us for any payments made under the Tax Receivable Agreement. As a result, in certain circumstances, we may make payments to ABP Trust under the Tax Receivable Agreement in excess of our cash tax savings. While the amount and timing of any payments under this agreement will vary depending upon a number of factors, including the timing of redemptions, the price of our Class A Common Shares at the time of the redemption, the extent to which such redemptions are taxable and the amount and timing of our income, we expect that, as a result of the size of the increases of the tangible and intangible assets of RMR LLC attributable to our interests in RMR LLC, during the expected term of the Tax

Receivable Agreement, the payments that we may make to ABP Trust could be substantial. Payments made under the Tax Receivable Agreement are required to be made within 80 days of the filing of our tax returns. Because we generally expect to receive the tax savings prior to making the cash payments to the redeeming holders of Class A Units, we do not expect the cash payments to have a material impact on our liquidity.
The Tax Receivable Agreement provides that, upon certain changes of control and certain breaches of the agreement that we fail to cure in accordance with the terms of the agreement, our obligations with respect to exchangeable Class A Units will be accelerated. In those circumstances, our obligations under the Tax Receivable Agreement would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits described in the Tax Receivable Agreement, and that any Class A Units that have not been redeemed will be deemed redeemed for the market value of our Class A Common Shares at the time of the change of control or breach, as applicable. It is possible, in these circumstances, that the cash tax savings realized by us may be significantly less than the corresponding Tax Receivable Agreement payments.
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
The Managed REITs have qualified and expect to continue to qualify to be taxed as real estate investment trusts under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the Managed REITs generally distribute 100.0% of their taxable income to avoid paying corporate federal income taxes; and as REITs, such companies must currently distribute, at a minimum, an amount equal to 90.0% of their taxable income. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status, including share ownership tests and assets and gross income composition tests. If a Managed REIT fails to continue to qualify as a REIT under Sections 856 through 860 of the Code in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if a Managed REIT qualifies for taxation as a REIT, it may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.
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
RMR Advisors and Tremont Advisors are each registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act. RMR Advisors provides investment advisory and administrative services to RIF. RIF is a closed end investment company registered under the Investment Company Act of 1940, as amended, or the Investment Company Act. Tremont Advisors provides investment advisory services to private funds and separately managed accounts that principally make commercial real estate debt investments. The Tremont business may also act as transaction originators for its non-investment advisory clients. These activities result in certain aspects of our asset management business being supervised by the SEC and requires our compliance with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations.
The ownership and operation of real estate properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Certain of our Client Companies own real estate, and we may be responsible for compliance with some of these environmental protection laws.

Each of the Managed REITs, Five Star, TA and ABP Trust are shareholders of, and participate in a combined property insurance program through, AIC. We provide certain management and administrative services to AIC and we and AIC are subject to insurance regulations in Indiana.
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
Competition
Our growth will depend upon our ability to manage or assist the growth of our Client Companies and our ability to expand our services to new clients. The Managed REITs compete on a national and regional basis with many third parties engaged in real estate investment activities including other publicly traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. Five Star competes with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Sonesta competes with other hotel operators and franchisors. TA competes on a national and local basis with companies operating travel centers, as well as retailers operating in the convenience store and retail gas station industries. RMR Advisors competes with other mutual fund managers. We compete with other businesses in the real estate management and asset management businesses. The Tremont business competes with banks, commercial mortgage backed securities originators, private equity funds and other sources of commercial mortgage backed lending. Many of these competitors may have greater financial, technical, marketing and other resources than we or our Client Companies have. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital, greater business scale and enhanced operating efficiencies. Certain competitors may also be subject to different regulatory regimes or rules that may allow them more flexibility or better access to pursue potential investments and raise capital for themselves or their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessments or lower return thresholds, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities than we or our Client Companies. Our ability and the ability of our Client Companies to continue to compete effectively will depend in large part upon the ability to attract, retain and motivate employees, and we and they regularly must compete with other companies to attract and retain employees.
Employees
As of September 30, 2016, RMR LLC employed over 450 real estate professionals in more than 30 offices throughout the United States, and the companies managed by RMR LLC collectively had over 52,000 employees. None of our employees are subject to collective bargaining agreements, but certain employees of our Client Companies are.
Internet Website
Our internet website address is www.rmrgroup.com. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
We expect to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an emerging growth company, including the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act.

We will, in general, remain as an emerging growth company up to September 30, 2021. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we:

•	have more than $1.0 billion in annual revenue in a fiscal year;

•	issue more than $1.0 billion of non-convertible debt during the preceding three year period; or

•
become a "large accelerated filer" as defined in Rule 12b-2 promulgated under the Exchange Act, which would occur after: (i) we have filed at least one annual report pursuant to the Exchange Act; (ii) we have been a company reporting with the SEC for at least 12 months; and (iii) the market value of our common shares that are held by non-affiliates equals or exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter.

Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. Prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.
Risks Related to Our Business
Substantially all of our revenues are derived from the provision of business and property management services to our Client Companies. The loss or failure, or decline in business or assets, of any of the Managed REITs or Managed Operators, or a decline in the market capitalization of any of the Managed REITs, could substantially reduce our revenues.
The fees paid to us by our Client Companies comprise substantially all our revenues. For the fiscal year ended September 30, 2016, the percentages of our total revenues earned from each of our Client Companies was as follows: GOV (12.0%), HPT (38.1%), SIR (15.9%), SNH (21.9%), Five Star (3.5%), Sonesta (0.8%), TA (5.6%), AIC (0.1%), RIF (0.9%), ABP Trust (1.1%) and the clients of the Tremont business (0.1%). Therefore, our ability to maintain and grow our revenues depends upon the ability of our Client Companies to maintain and grow their respective businesses. Reduced business activities by, or failure of, any of the Managed REITs or certain of our Managed Operators or the termination of their management agreements with us would materially reduce our revenues and our profitability.
Our revenues depend in large part on the ability of our Client Companies to raise capital to invest in real estate assets or their other respective businesses and on the positive performance of the investments or businesses of our Client Companies, which are subject to a number of risks and uncertainties. See “—Risks Related to the Businesses of our Client Companies.” Our business management agreement with each Managed REIT provides for a base management fee which is based on the lesser of the historical costs of the Managed REIT’s assets under management or its total market capitalization, as calculated in accordance with the applicable business management agreement, and an incentive management fee which is based on the Managed REIT’s relative outperformance of a specified REIT total shareholder return index. As a result, the management fees we earn from a Managed REIT may increase or decrease as the Managed REIT acquires or disposes of real estate assets or its market capitalization increases or decreases. Further, our ability to earn incentive fees under our agreements with the Managed REITs will be primarily driven by their outperformance as compared with their respective peers, based on total stockholder return. The shareholder returns realized by a Managed REIT, its market capitalization and its ability to raise capital or make investments may be impacted by trends in the Managed REIT’s portfolio, the U.S. real estate industry generally, the Managed REIT’s industry specifically or other factors which are outside of our or its control. A severe or sustained decline in the market capitalization or business of a Managed REIT could significantly decrease the fees we earn from that Managed REIT. Similarly, the fees under our management agreements with the Managed Operators are based on a percentage of revenues (in the case of TA, gross fuel margin and nonfuel revenues) earned by them. A material decline in the revenues of the Managed Operators may materially reduce our revenues. There can also be no assurance that we will maintain the level of revenues we have earned in the past under our management agreements and advisory agreements with our Client Companies or that the amount of fees we receive will increase. It is possible that the revenues we earn will fluctuate significantly or materially decline.

Rising market interest rates may significantly reduce our revenues.

Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time, and since the beginning of that recession, it had not raised its benchmark interest rate until December 2015. The U.S. Federal Reserve indicated in November 2016 that the case for an increase in the federal funds rate has continued to strengthen but decided, for the time being, to wait for some further evidence to support such an increase. Further, recent market activity reflects an expectation that the policies that may be pursued by the new U.S. President and his administration will result in increased inflation and interest rates. Any increase or increases in market interest rates may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell the common shares of our Managed REITs and which they may consider important in deciding whether to buy or sell our Class A Common Shares is the distribution rate with respect to such shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate before investing in our Class A Common Shares or in a Managed REIT or may sell our Class A Common Shares or the Managed REITs’ common shares and seek alternate investments with a higher distribution rate. Sales of our Class A Common Shares may cause the market value of such shares to decline. Sales of common shares of the Managed REITs may cause a decline in the market prices of such shares which reduces the market capitalizations and total shareholder returns of the Managed REITs, which, in turn, may materially reduce the fees we earn under our business management agreements with them. Moreover, an increase in interest rates could raise borrowing costs for our Client Companies, negatively impact their access to capital to fund future growth and reduce their total shareholder returns, which may materially reduce the fees we earn under our business management agreements with them.
Our management agreements with our Client Companies are subject to termination, and any such termination could have a material adverse effect on our business, results of operations and financial condition.
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
Our business and operations are significantly dependent on conditions in the commercial real estate industry, which in turn is impacted by general economic conditions in the United States. Commercial real estate markets in the United States were significantly negatively impacted during the recent recession. Although commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels, new challenges have arisen, including uncertain U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and increasing real estate development activities. Adverse conditions in the commercial real estate industry could harm our business and financial condition by limiting our and our Client Companies’ access to debt and equity capital and our and their ability to grow our and their businesses. If we do not increase the number of clients to which we provide services or if our Client Companies do not grow their businesses, our income may not grow and it may decline.
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

•
other asset managers and the companies that compete with the Client Companies may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to acquire a wider variety of assets and a broader range of investments and as a result we and our Client Companies may grow our business less and more slowly than those competitors;

•	there are few barriers to entry into the asset management business, and new entrants will result in increased competition;

•	other asset managers may have more scalable platforms and may operate more efficiently than we do;

•	other asset managers may have better brand recognition than we have; and

•	our competitors may from time to time recruit our employees away from us.
If we fail to compete effectively, our business, results of operations and financial condition may be materially adversely impacted.
Significant legal proceedings may adversely affect our results of operations or financial condition.

We and our clients are subject to the risk of litigation, derivative claims, securities class actions, regulatory and governmental investigations and other litigation including proceedings arising from investor dissatisfaction with the performance of our clients and our clients’ relationships with us and amongst themselves. If any claims were brought against us and resulted in a finding of substantial legal liability, the finding could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously adversely impact our business. Allegations of improper conduct by private litigants or regulators, regardless of veracity, may harm our reputation and adversely impact the ability of our Client Companies and us to grow our respective businesses.
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
We are subject to substantial regulation and numerous contractual obligations and internal policies, and failure to comply with these provisions could have a material adverse effect on our business, financial condition and results of operations.
We are subject to substantial regulation and numerous contractual obligations and internal policies. We are subject to regulation by the SEC, The Nasdaq Stock Market LLC, or Nasdaq, and other federal, state and local or international governmental bodies and agencies or self-regulatory organizations. Moreover, RMR Advisors and Tremont Advisors must comply with the Investment Advisers Act. We are also responsible for managing or assisting the regulatory aspects of certain of our Client Companies, including compliance with applicable REIT rules and, in the case of RIF, the Investment Company Act. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. These regulations are extensive, complex and require substantial management time and attention. Our failure to comply with any of the regulations, contractual obligations or policies may subject us to extensive investigations, as well as substantial penalties and reputational risk, and our business and operations could be materially adversely affected.

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
Two of our subsidiaries, RMR Advisors and Tremont Advisors, are registered with the SEC as investment advisers under the Investment Advisers Act. Compliance with laws and regulations applicable to registered investment advisers is complex and the failure of these subsidiaries to do so may adversely impact our business.

Our subsidiaries, RMR Advisors and Tremont Advisors, are registered with the SEC as investment advisers under the Investment Advisers Act. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including compliance, record keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also may owe fiduciary duties to certain of their clients. These regulatory and fiduciary obligations may result in increased costs or otherwise adversely impact our business. If RMR Advisors or Tremont Advisors fails to meet its respective compliance and fiduciary obligations under the Investment Advisers Act, it may be subject to litigation, regulatory investigations and enforcement actions, fines and penalties, or it may be unable or no longer permitted to provide investment advisory services to its clients, which would reduce our revenues.
Employee misconduct could harm us by subjecting us to significant legal liability, reputational harm and loss of business.

There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our authority over the companies and assets we manage. The violation of these obligations and standards by any of our employees may adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees improperly use or disclose confidential information, we and the concerned client could suffer serious harm to our and its reputation, financial position and current and future business relationships, as well as face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be adversely affected, and such conduct might rise to the level of a default that would permit a Client Company to terminate its management agreements or advisory agreements with us for cause and without paying us a termination fee, which could materially adversely affect our business, results of operations and financial condition.
RMR LLC’s required quarterly tax distributions and payments under our Tax Receivable Agreement with ABP Trust may limit our ability to implement our business or pursue growth opportunities.
 The LLC Operating Agreement requires RMR LLC to make certain pro rata distributions to each member of RMR LLC, including RMR Inc., quarterly on the basis of the assumed tax liabilities of the members and our Tax Receivable Agreement with ABP Trust requires that RMR Inc. pay to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.'s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. From time to time, RMR LLC’s cash flows from operations may be insufficient to enable it to make required minimum tax distributions to its members and payments due under the Tax Receivable Agreement. RMR LLC may have to borrow funds or sell assets, and thereby materially adversely affect our liquidity and financial condition. Further, by making cash distributions and payments under the Tax Receivable Agreement rather than investing that cash in our businesses, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise. In such event, we may not be able to implement our business and growth strategy to the extent intended. In addition, we may have to borrow additional amounts to fund our operations or make capital expenditures, in which case our borrowing costs would increase and our liquidity would be negatively impacted.
Risks Related to the Businesses of our Client Companies
Risks associated with our Client Companies’ businesses generally could adversely affect their respective abilities to grow, generate revenue and pay management fees to us and, thereby, adversely affect our business.
We have presented in this Annual Report on Form 10-K historical fees that we have earned from our clients. The historical fees earned from our clients, including those presented in this Annual Report on Form 10-K, should not be considered as indicative of the future results of our Client Companies or of our future results. The risks associated with each of the Client Companies’ businesses could adversely affect its ability to carry out its business plans and objectives, and, as a result, could adversely impact its ability to pay us our management fees or cause the amounts of those fees to decline. We may experience difficulty sustainably replacing the revenue we lost when our management agreements with Equity Commonwealth, or EQC, were terminated. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—EQC.”
Risks to our Client Companies include, but are not limited to, the following:

•	the Managed REITs face competition for tenants at substantially all of their properties and competing properties may be more attractive to tenants;

•
our Client Companies face significant competition for investment opportunities from other real estate investors, some of which have greater financial resources, including publicly traded REITs, non-traded REITs, insurance companies, banking firms, private institutional funds, hedge funds, private equity funds and other investors;

•	rising interest rates may increase operating costs, reduce the value of properties and make raising capital difficult for our Client Companies;

•
changing general economic and financial market conditions could significantly reduce the value of the real estate and other investments of our Client Companies and reduce the amounts earned on those investments;

•	changes in investor preferences or market conditions could limit our Client Companies' ability to raise capital to properly maintain their properties and operations or make new investments;

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

•
our Client Companies have significant investments in certain types of assets, such as hotels, senior living communities, healthcare properties, travel centers and convenience stores, and market changes which impact these specific types of assets (e.g., new competition for short term accommodations, changes in Medicare and Medicaid rates and fuel efficiency improvements) may adversely impact certain of the Client Companies' ability to maintain or grow their business;

•
a Managed REIT's failure to continue to qualify as a REIT would subject it to federal income tax and reduce cash available for distributions to its shareholders, adversely impacting its ability to raise capital and operate its business; and

•	complying with REIT requirements may cause the Managed REITs to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
Some of our Client Companies are SEC registrants and file reports with the SEC as required by the Exchange Act. A discussion of the businesses and the risks associated with the businesses of our Client Companies that are SEC registrants is disclosed in the reports filed by our Client Companies, including in the section captioned “Risk Factors” in each of the Managed REITs’, Five Star’s and TA’s annual reports on Form 10‑K for the year ended December 31, 2015 and RIF's applicable filings with the SEC. Copies of these reports are available at the SEC’s website, www.sec.gov.
A competitor of Five Star and SNH has submitted a purported nomination of an individual for election as a Five Star director at Five Star’s 2017 annual meeting of stockholders, which may distract Five Star’s management, create uncertainty and have other effects which may adversely affect its business and us.
William F. Thomas and Robert D. Thomas, or together, the Thomas Brothers, who have reported beneficial ownership of 6.3% of Five Star’s common stock and own a business which competes with Five Star and SNH, submitted a purported nomination of a candidate for election as a Five Star director at Five Star’s 2017 annual meeting of stockholders.  In the past, the Thomas Brothers have sought to acquire some of Five Star's senior living communities. The Thomas Brothers' actions may create uncertainties as to Five Star’s future business plans, distract Five Star’s management and create an environment conducive to litigation that gives rise to significant legal costs.
Risks Related to Our Securities

A trading market that provides adequate liquidity may not be sustained for our Class A Common Shares and the  market price of our Class A Common Shares may fluctuate widely.

The majority of the securities representing the economic interest in our business are currently held by ABP Trust and the Managed REITs and have not been registered for public sale. Our public float represents only about 23.0% of the economic interest in RMR LLC, which may adversely impact trading in our Class A Common Shares. There can be no assurance that an active trading market for our Class A Common Shares will be sustained in the future.
The market price of our Class A Common Shares may fluctuate widely, depending upon many factors, some of which are beyond our control, including, but not limited to, the following:

•	a relatively thin trading market for our Class A Common Shares could cause trades of small blocks of shares to have a significant impact on the price of our Class A Common Shares;

•	our quarterly or annual earnings, or those of other comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us, our Client Companies or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our Class A Common Shares;

•	changes in earnings estimates by securities analysts or in our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.
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
We are an “emerging growth company” as defined in the JOBS Act, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company until September 30, 2021. If some investors find our Class A Common Shares less attractive as a result of the exemptions available to us as an emerging growth company, there may be a less active trading market for our Class A Common Shares, and the trading price of our Class A Common Shares may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions. We cannot predict if investors will find our Class A Common Shares less attractive because we rely on the JOBS Act exemptions.
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from compliance with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. We have elected not to opt out of the extended transition period, which means that when a financial accounting standard is issued or revised and it has different application dates for public and private companies, as an emerging growth company, we can adopt the new or revised standard at the time private companies adopt the new or revised standard. This transition period may make comparison of our financial statements with those of another public company which either is not an emerging growth company or is an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Our shareholders’ percentage ownership in us may be diluted in the future.
Our shareholders’ percentage ownership in us may be diluted in the future because of our future issuance of equity or equity linked securities and our grant of equity awards to our directors, executive officers and employees.
Our dividend policy is subject to change.
RMR Inc. currently plans to pay a regular quarterly cash dividend equal to $0.25 per share ($1.00 per share per year) to holders of its Class A Common Shares. However, the amount of distributions RMR LLC may make in the future is not certain, and there is no assurance that future distributions will be made. The declaration and payment of dividends to our shareholders will be at the discretion of our Board of Directors, which may change the distribution policy or discontinue the payment of dividends at any time. Any change in our dividend policy could have a material adverse effect on the market price of our Class A Common Shares.
Risks Related to Our Relationships with Our Founders and Our Client Companies
Our Founders control our voting power, and our other shareholders will have less influence over our business than  shareholders of most other publicly owned companies.
Substantially all of the voting power in RMR Inc. and a majority of the economic interest in RMR LLC is held by ABP Trust, an entity owned by our Founders. Our Founders and ABP Trust hold a combined 51.9% direct and indirect economic interest in RMR LLC and control 91.5% of RMR Inc.’s voting power through their beneficial ownership of all of our outstanding Class B‑1 and Class B‑2 Common Shares, which entitle holders to ten votes per share. See “Business—Our Organizational Structure.” RMR Inc. serves as the managing member of RMR LLC. Accordingly, our Founders, through ABP Trust, hold majority control of RMR Inc.’s voting power and thereby control RMR LLC.
As a result of their voting control, our Founders and ABP Trust are effectively able to determine the outcome of all matters requiring shareholder approval, including, but not limited to, election of our directors. Our Founders and ABP Trust are also able to cause or prevent a change of control of RMR Inc., and this voting control could preclude any unsolicited acquisition of RMR Inc. The voting control of our Founders and ABP Trust could deprive our shareholders of an opportunity to receive a premium for their Class A Common Shares as part of a sale of us and may affect the market price of our Class A Common Shares.

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
The registration of two of our subsidiaries under the Investment Advisers Act may discourage our change of control.
Two of our subsidiaries, RMR Advisors and Tremont Advisors, are registered as investment advisers under the Investment Advisers Act. Any change in control of RMR Advisors or Tremont Advisors, as defined in and interpreted pursuant to the Investment Advisers Act, would trigger a shareholder approval right by RIF shareholders, or other advisory clients of RMR Advisors or Tremont Advisors as applicable, under that Act. The need for such approval may discourage a change of control of us, including a change of control which might result in payment of a premium for our Class A Common Shares.
ABP Trust’s and the Managed REITs’ ability to sell their respective ownership stakes in us and speculation about such possible sales may adversely affect the market price of our Class A Common Shares.
ABP Trust and the Managed REITs are not prohibited from selling some or all of our shares and may do so without approval by other shareholders of RMR Inc. ABP Trust also has the right to redeem its Class A Units for Class A Common Shares, for which we expect there will be a public market, or we may elect to pay cash instead of issuing more common shares. Speculation by the press, stock analysts, our shareholders or others regarding ABP Trust’s or any Managed REIT’s intention to dispose of our shares could adversely affect the market price of our Class A Common Shares. As long as a significant portion of our ownership is not trading in the public markets, the market price of our Class A Common Shares may be adversely impacted. Accordingly, our Class A Common Shares may be worth less than they would be if the Class A Common Shares owned by ABP Trust or the Managed REITs or which ABP Trust has a right to acquire were trading in the public markets.
The Up‑C Transaction and the agreements entered into as part of the Up‑C Transaction are among related parties, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up‑C Transaction.
Because of the relationships among us, our Founders and the Managed REITs, including that our Founders are the managing trustees of each Managed REIT and are our controlling shareholders, the executive officers of the Managed REITs are our officers and employees and we provide management services to the Managed REITs, the Up‑C Transaction and the agreements entered into as part of the Up‑C Transaction, including the amendment and extension of the management agreements to 20 year terms, are among related parties. When our Founders presented a proposal to the respective boards of trustees of the Managed REITs for a transaction that led to the Up‑C Transaction, the board of trustees of each Managed REIT formed a special committee comprised of its independent trustees and a joint special committee comprised of the independent trustees of the Managed REITs to evaluate and respond to the proposal. The joint special committee was advised by counsel and a financial advisor, and the special committee of each Managed REIT was also advised by a separate financial advisor to assist in evaluating the proposal. The Up‑C Transaction was unanimously recommended by the joint special committee and approved by the special committee of each Managed REIT. Nonetheless, the Up‑C Transaction may not be on terms as favorable to us or the Managed REITs as it would have been if it was negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of the Managed REITs may challenge the Up‑C Transaction and the agreements entered into as part of the Up‑C Transaction. If such a challenge were to be successful, we might not realize the benefits we expect from the Up‑C Transaction. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up‑C Transaction, whether or not the allegations have merit or are substantiated.
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

In addition to serving on our Board of Directors and executive team, at least one of our Founders also serves on the boards of each of the Managed REITs, Managed Operators, RIF, AIC and ABP Trust. Many of the executive officers of these Client Companies are also our officers. These individuals may also hold equity positions in, or other positions with, us and these Client Companies. In addition, some of our Client Companies participate in a combined insurance program through AIC and we and the Managed REITs, Five Star and TA participate in a combined directors and officers insurance program. These multiple responsibilities and varying interests could create competition for the time and efforts of RMR LLC and our Founders and actual, potential or perceived conflicts of interest may arise.

In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with our Founders and our Client Companies and the relationships among our Client Companies may precipitate such activities. In addition, certain proxy advisory firms which have significant influence over the voting by shareholders of public companies, have, in the past, recommended that shareholders vote against, or withhold votes for, the election of some board members of certain of our Client Companies. At HPT’s and SNH’s 2016 annual shareholder meetings, less than a majority of the votes cast were in favor of the election of the board members standing for election. These proxy advisory firms may also recommend that shareholders of the public Client Companies vote against, or withhold votes for, the election of some board members of those Client Companies at future annual shareholder meetings, which may affect the outcome of those elections and impact the governance of those Client Companies, which may increase the risk of shareholder activism and litigation at those Client Companies. These activities could result in substantial costs and diversion of our management’s attention and could have a material adverse effect on our reputation and business. See “-Risks Related to Our Relationships with Our Founders and Our Client Companies.”

Risks Related to Our Organization and Structure
The historical consolidated financial information in this Annual Report on Form 10-K may not permit current or prospective investors to predict our future results of operations.
We are a recently formed company and a new public company. Our historical consolidated financial information is comprised of our and our subsidiaries' accounts. Our historical Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K are presented as if these entities were wholly owned, operated and consolidated within a single legal entity, to the extent we owned or were otherwise affiliated with them as of June 5, 2015, the date the Up-C Transaction was completed. Accordingly, this financial information may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.
In addition, the historical consolidated financial information in this Annual Report on Form 10-K does not reflect all the added costs we will incur as a public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes‑Oxley Act. As a result of these matters, among others, it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business. For more information on our historical financial information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We are a “controlled company” within the meaning of the Nasdaq listing rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our shareholders will not have the same protections afforded to shareholders of companies that are subject to such requirements.
Our Founders, through their ownership of ABP Trust, hold more than 50.0% of the voting power of our shares eligible to vote. As a result, we are a “controlled company” under the Nasdaq listing rules. Under these rules, a company of which more than 50.0% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain listed company governance requirements, including the requirements that the board of directors be majority comprised of independent directors and that we have a compensation committee and a nominating and corporate governance committee composed entirely of independent directors. These exemptions do not modify the independence requirements for our audit committee, and we intend to comply with the applicable requirements of the SEC and Nasdaq with respect to our audit committee, although we currently only have two independent directors serving on our audit committee and we are required to add a third independent director to our audit committee by the earlier of our 2017 annual meeting of stockholders and June 23, 2017, in order to comply with Nasdaq's listing standards. Nonetheless, the fact that we intend to avail ourselves of some or all of these exceptions may cause our Class A Common Shares to trade at a lower price than if these protections were provided.
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
Our governing documents currently provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a duty owed by any director, officer, manager or employee of ours to us or our shareholders; (iii) any action asserting a claim against us or any director, officer, manager or employee of ours arising pursuant to the Maryland General Corporation Law, our charter or bylaws brought by or on behalf of a shareholder; or (iv) any action asserting a claim against us or any director, officer, manager or employee of ours that is governed by the internal affairs doctrine. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and employees. Any person or entity purchasing or otherwise acquiring or holding any interest in our Class A Common Shares shall be deemed to have notice of and to have consented to the provisions of our governing documents described above, as they may be amended from time to time.

Disputes with our Founders and our Client Companies, and shareholder litigation against us or our directors and officers, may be referred to binding arbitration.
A number of our contracts with our Founders, ABP Trust and our Client Companies provide that any dispute arising under those contracts may be referred to binding arbitration. As a result, we and our shareholders may not be able to pursue litigation for these disputes in courts against our Founders, Client Companies, directors or officers. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.
RMR Inc. is required to pay ABP Trust for certain tax benefits it claims as a result of the tax basis step up we receive as part of the Up‑C Transaction and future redemptions by ABP Trust for Class A Common Shares or for cash. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits RMR Inc. realizes.
In the Up‑C Transaction, RMR Inc. purchased Class A Units from ABP Trust. In the future, additional Class A Units may be redeemed by ABP Trust for Class A Common Shares or cash. See “Business—Our Organizational Structure—The LLC Operating Agreement—Redemption rights of holders of Class A Units.” Both the initial purchase and these additional redemptions may result in increases in our tax basis of our assets that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we otherwise would be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those assets. The IRS may challenge all or part of these tax basis increases, and a court might sustain such a challenge.
We have entered into the Tax Receivable Agreement with ABP Trust that provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. actually realizes as a result of (a) the increases in tax basis attributable to its dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement. See “Business—Organizational Structure—Tax Receivable Agreement.” While the actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions, the price of our Class A Common Shares at the time of the redemption, the extent to which such redemptions are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of RMR LLC attributable to RMR Inc.’s interests in RMR LLC, during the expected term of the Tax Receivable Agreement, the payments that RMR Inc. makes to ABP Trust may be substantial.
ABP Trust generally will not reimburse RMR Inc. for any payments that may have been made under the Tax Receivable Agreement. As a result, in certain circumstances RMR Inc. could make payments to ABP Trust under the Tax Receivable Agreement in excess of cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income.
In addition, the Tax Receivable Agreement provides that, upon certain changes of control and certain breaches of the agreement that we fail to cure in accordance with the terms of the agreement, our obligations with respect to Class A Units will be accelerated. In those circumstances, our obligations under the Tax Receivable Agreement would be based on certain assumptions, including that we would have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits described in the Tax Receivable Agreement, and that any Class A Units that have not been redeemed will be deemed redeemed for the market value of the Class A Common Shares at the time of the change of control or breach, as applicable. Consequently, it is possible, in these circumstances, that the actual cash tax savings realized by RMR Inc. may be significantly less than the corresponding Tax Receivable Agreement payments.
Our governing documents permit our directors and officers, our Client Companies and ABP Trust to retain corporate opportunities for their own benefit.
Under RMR Inc.’s governing documents and RMR LLC’s operating agreement, no director or officer of ours who is also serving as an officer, employee or agent of a Client Company or any of ABP Trust’s affiliates is required to present, communicate or offer any business opportunity to us, and such person shall have the right to hold any business opportunity for themselves or transfer it to any other person to the maximum extent permitted by Maryland law. If any of these persons fail to present an opportunity to us or takes the opportunity for themselves, to the maximum extent permitted under Maryland law they will not be liable to us. We have renounced all potential interest or expectation in certain business opportunities which may fit our growth objectives in the future or otherwise have value to us. These opportunities may be directed to the Client Companies or other persons or entities with which we have no relationship. Additionally, under our governing documents, our directors, officers, employees and agents are permitted to engage in other business activities that are similar to, or even competitive with, our own. If such persons engage in competitive business activities, we may have no remedy under our governing documents in these circumstances.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Newton, MA 02458-1634. These offices are leased from an affiliate of ABP Trust pursuant to a ten year lease agreement. A copy of the lease is incorporated by reference as an exhibit to this Annual Report on Form 10-K.
We also lease other ancillary and local office space from ABP Trust, from certain Managed REITs and from third parties. We consider these leased premises suitable and adequate for our business. For more information about our leased facilities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” and Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common Shares are traded on the Nasdaq (symbol: RMR). There is no publicly traded market for our Class B-1 Common Shares or our Class B-2 Common Shares, all of which are held by ABP Trust. The following table sets forth for the periods indicated the high and low sale prices for our Class A Common Shares as reported by the Nasdaq composite transaction reports:

	High	Low
Fiscal 2016
December 14, 2015 to December 31, 2015	$16.76	$11.89
Second Fiscal Quarter	25.04	15.67
Third Fiscal Quarter	30.97	24.01
Fourth Fiscal Quarter	40.40	31.13
___________________________________________________________________________
The closing price of our Class A Common Shares on the Nasdaq on December 13, 2016 was $43.65 per Class A Common Share.
As of December 13, 2016 there were 3,335 shareholders of record of our Class A Common Shares.

Information about cash distributions declared on our Class A Common Shares and Class B-1 Common Shares is summarized in the table below.

	Cash
	Distributions
Fiscal 2016	Per Common Share
First Fiscal Quarter	$0.5260	(1)
Second Fiscal Quarter	—
Third Fiscal Quarter	0.2993	(2)
Fourth Fiscal Quarter	0.2500	(3)
	$1.0753
____________________________________________________________________________

(1)
This dividend was paid on December 15, 2015. The amount of this dividend was calculated at a rate of $0.25 per share per quarter pro rata for the period June 5, 2015, the date the Managed REITs acquired an interest in us, to December 14, 2015, the date the Managed REITs completed the distribution of approximately half of the 15,000,000 Class A Common Shares they acquired in the Up-C Transaction.

(2)
This dividend was paid on May 19, 2016. The amount of this dividend was calculated as $0.25 per share for the quarter ended March 31, 2016, plus a pro rata dividend in respect of the period from December 14, 2015 through and including December 31, 2015.

(3)	This dividend was paid on August 18, 2016. The amount of this dividend was calculated as $0.25 per share for the quarter ended June 30, 2016.
All common share distributions shown in the table above have been paid. We currently intend to pay a quarterly cash dividend equal to $0.25 per Class A Common Share ($1.00 per share per year). Common share cash distributions are generally declared and paid in the quarter following the quarter to which they relate. We expect that any dividends we pay will be funded by distributions made to us by RMR LLC.
Holders of our outstanding Class B-1 Common Shares are entitled to receive the same dividends per Class B-1 Common Share as are declared per outstanding Class A Common Share.
The declaration and payment of any dividends will be at the discretion of our Board of Directors, which may change our distribution policy or discontinue the payment of dividends at any time. The declaration of dividends by our Board of Directors will depend upon many factors, including our financial condition, earnings, cash flows, cash and capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends, the payment of distributions to us by RMR LLC, applicable law and other considerations that our Board of Directors deems relevant. We are a holding company and our only material assets are our membership interests in RMR LLC. We intend to cause RMR LLC to make distributions to us in an amount that will be sufficient to cover dividends, if any, we declare. When RMR LLC makes such distributions, each other holder of Class A Units will be entitled to receive pro rata distributions from RMR LLC on its Class A Units.
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2016:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
September 2016	2,268	$40.25	$—	$—
Total	2,268	$40.25	$—	$—
____________________________________________________________________________

(1)
During September 2016, all these Class A Common Share purchases were made to satisfy our officers’ and other RMR LLC employees’ tax withholding and payment obligations in connection with the vesting of awards of our Class A

Common Shares. We repurchased these shares at their fair market value based upon the trading price of our Class A Common Shares on the repurchase date.

Item 6. Selected Financial Data (dollar amounts in thousands)
The following table sets forth selected financial data for the periods and dates indicated. These data should be read in conjunction with, and are qualified in their entirety by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes included in Part IV, Item 15 of this Annual Report on Form 10-K. The selected historical consolidated financial information and other data includes the accounts of RMR Inc. or its predecessors. Information for periods prior to the Up-C Transaction are presented as if our predecessor entities, which were not then owned by a single entity, were wholly owned within a single legal entity.
The selected historical consolidated financial information as of September 30, 2016 and 2015 and for each of the three years in the period ended September 30, 2016 has been derived from the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We derived the selected historical financial data as of and for the year ended September 30, 2013 from our audited consolidated financial statements and selected historical financial data as of and for the year ended September 30, 2012 from our unaudited consolidated financial statements which are not included in this Annual Report on Form 10-K. The unaudited consolidated financial statements have been prepared on substantially the same basis as the audited consolidated financial statements and include all normal and recurring adjustments that we consider necessary for a fair presentation of the financial position and operating results for this period.
The selected historical consolidated financial information below do not reflect what our results of operations and financial position would have been if we had operated as a stand alone company during periods prior to June 5, 2015. In addition, this historical information should not be relied upon as an indicator of future performance. Amounts are in thousands, except per share data.

	Fiscal Year Ended September 30,
	2016	2015	2014	2013	2012
Operating and other information:
Revenues:
Management services	$226,660	$162,326	$218,753	$197,504	$181,692
Reimbursable payroll and related costs	37,660	28,230	64,049	60,398	55,630
Advisory services	2,620	2,380	2,244	2,086	—
Total revenues	266,940	192,936	285,046	259,988	237,322

Expenses:
Compensation and benefits	91,985	83,456	127,841	123,608	104,822
Members profit sharing	—	—	116,000	146,000	110,000
Separation costs	1,358	116	2,330	—	—
General and administrative	25,129	26,535	21,957	20,141	16,003
Depreciation and amortization	1,768	2,117	2,446	2,403	2,086
Total expenses	120,240	112,224	270,574	292,152	232,911
Operating income (loss)	146,700	80,712	14,472	(32,164)	4,411
Interest and other income	234	1,732	497	139	125
Unrealized gains (losses) attributable to changes in fair value
of investments accounted for under the fair value option	—	(290)	(4,556)	(19)	120
Income (loss) before income tax expense and equity in
earnings of investee	146,934	82,154	10,413	(32,044)	4,656
Income tax expense	(24,573)	(4,848)	(280)	(80)	—
Equity in earnings of investee	—	115	160	299	212
Net income (loss)	122,361	77,421	$10,293	$(31,825)	$4,868
Net income attributable to noncontrolling interest	(85,121)	(70,118)
Net income attributable to RMR Group Inc.	$37,240	$7,303

	As of September 30,
Operating and other information:	2016	2015	2014	2013	2012
Total assets	$337,531	$303,892	$287,223	$190,909	$220,393
Total liabilities	91,140	90,240	56,979	81,397	83,610
Total equity	246,391	213,652	230,244	109,512	136,783

	Fiscal Year Ended September 30,
Operating and other information (unaudited):	2016	2015	2014	2013	2012
Assets under management(1)	$26,858,438	$25,539,125	$27,538,146	$26,179,819	$24,301,810
Adjusted EBITDA(2)	100,112	92,291	136,049	116,729	116,937
____________________________________________________________________________

(1)
Starting with the fiscal year ended September 30, 2016, in addition to presenting a calculation of assets under management of the Managed REITs according to the method used to determine fees pursuant to the terms of the business management agreements as presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, we have determined to also present total assets under management for all of our Client Companies in a manner that we believe more clearly reflects the size of our business. The calculation of our assets under management for all of our Client Companies as of the dates indicated includes; (i) the gross book value of real estate and related assets, excluding depreciation, amortization, impairment charges or other non‑cash reserves, of the REITs we managed, plus (ii) the gross book value of real estate assets, property and equipment of the Managed Operators, plus (iii) the fair value of investments of AIC and RIF, plus (iv) the contributed capital and outstanding principal of loans serviced for certain private clients of the Tremont business. This calculation of assets under management may include amounts in respect of the REITs we managed that are higher than the calculations of assets under management used for purposes of calculating fees under the terms of the business management agreements.

(2)
EBITDA and Adjusted EBITDA are non-GAAP financial measures calculated as presented in the table below. We consider EBITDA and Adjusted EBITDA to be appropriate supplemental measures of our operating performance, along with net income, net income attributable to RMR Inc. and operating income. RMR Inc. believes that EBITDA and Adjusted EBITDA provide useful information to investors because by excluding the effects of certain historical amounts, such as members profit sharing, income tax, interest, depreciation and amortization expenses, incentive business management fees, other asset amortization, transaction and acquisition related costs, operating expenses paid in RMR Inc. common shares, certain separation costs, unrealized gains or losses attributable to changes in fair value of stock accounted for under the fair value option, and certain one time adjustments, EBITDA and Adjusted EBITDA may facilitate a comparison of current operating performance with our past operating performance and with the performance of other asset management businesses. EBITDA and Adjusted EBITDA do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income (loss), net income attributable to RMR Inc. or operating income as an indicator of our financial performance or as a measure of our liquidity. These measures should be considered in conjunction with net income (loss), net income attributable to RMR Inc. and operating income as presented in our consolidated statements of comprehensive income. Also, other asset management businesses may calculate EBITDA and Adjusted EBITDA differently than we do. The following table is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Fiscal Year Ended September 30,
	2016	2015	2014	2013	2012
Net income (loss)	$122,361	$77,421	$10,293	$(31,825)	$4,868
Plus: interest expense	—	—	144	52	103
Plus: income tax expense	24,573	4,848	280	80	—
Plus: depreciation and amortization	1,768	2,117	2,446	2,403	2,086
EBITDA	148,702	84,386	13,163	(29,290)	7,057
Plus: other asset amortization	9,416	2,999	—	—	—
Plus: members profit sharing	—	—	116,000	146,000	110,000
Plus: operating expenses paid in RMR Inc. common shares	933	—	—	—	—
Plus: separation costs	1,358	116	2,330	—	—
Plus: transaction and acquisition related costs	1,966	5,454	—	—	—
Less: incentive business management fees earned	(62,263)	—	—	—	—
Less: unrealized (gains) losses attributable to changes in fair
value of stock accounted for under the fair value option	—	290	4,556	19	(120)
Less: certain one time adjustments	—	(954)	—	—	—
Adjusted EBITDA	$100,112	$92,291	$136,049	$116,729	$116,937

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollar amounts in thousands)
RMR Inc. was incorporated in Maryland on May 28, 2015 in contemplation of the Up-C Transaction. For more information about the Up-C Transaction, please see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
RMR Inc. is a holding company; substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of September 30, 2016, the over 1,400 properties which RMR LLC manages are located in 48 states, Washington, DC, Puerto Rico and Canada and they are principally owned by the Managed REITs.
The consolidated financial information in this section include accounts of RMR Inc. or its predecessors, and periods presented in these statements prior to the Up‑C Transaction are presented as if our predecessor entities, which were not then owned by a single entity, were wholly owned within a single legal entity.
Substantially all of our revenues are derived from providing business and property management services to our Client Companies. We also earn revenue from advisory and other services to RIF, a registered investment company, private funds and separately managed accounts.
Managed REITs
The base business management fees we earn from the Managed REITs are principally based upon the lower of (i) the historical cost of each REIT’s properties or (ii) each REIT’s total market capitalization. The property management fees we earn from the Managed REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers. The following table presents for each Managed REIT: a summary of its primary strategy and the lesser of the historical cost of its assets under management or its total market capitalization as of September 30, 2016, 2015 and 2014, as applicable:

		Historical Cost of Assets Under Management or
		Total Market Capitalization
		As of September 30,
REIT	Primary Strategy	2016	2015	2014
GOV	Office buildings majority leased to government tenants	$2,071,050	$1,959,664	$2,000,973
HPT	Hotels and travel centers	8,330,553	7,452,330	7,386,040
SIR	Lands and properties primarily leased to single tenants	4,743,774	4,068,360	1,954,473
SNH	Healthcare, senior living and medical office buildings	8,142,327	7,226,944	6,497,019
		$23,287,704	$20,707,298	$17,838,505

Base business management fees payable to us by the Managed REITs are calculated monthly based upon the lesser of the average historical cost of each Managed REIT’s assets under management or its average total market capitalization, as calculated in accordance with the applicable business management agreement, for each month. A Managed REIT's historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed REIT’s historical cost of assets under management does not include the cost of shares it owns of another Client Company. A Managed REIT’s average total market capitalization includes the average value of the Managed REIT’s outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness. As of September 30, 2016 the market capitalization was lower than the historical costs of assets under management for HPT. As of September 30, 2016, the historical cost of assets under management for HPT was $9,142,998. For each of the other Managed REITs, its average historical costs of assets under management were lower than market capitalization as of September 30, 2016.

The revenues we earned from the Managed REITs for the years ended September 30, 2016, 2015 and 2014 are set forth in the following tables:

	Fiscal Year Ended September 30, 2016(1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
GOV	$10,368	$—	$8,806	$19,174
HPT	36,821	62,263	48	99,132
SIR	21,582	—	12,761	34,343
SNH	36,053	—	11,103	47,156
	$104,824	$62,263	$32,718	$199,805

	Fiscal Year Ended September 30, 2015(1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
GOV	$10,451	$—	$8,130	$18,581
HPT	38,558	—	35	38,593
SIR	17,759	—	10,033	27,792
SNH	35,410	—	9,828	45,238
	$102,178	$—	$28,026	$130,204

	Fiscal Year Ended September 30, 2014(1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
GOV	$10,269	$—	$8,070	$18,339
HPT	40,874	—	15	40,889
SIR	10,992	—	6,257	17,249
SNH	29,690	—	7,536	37,226
	$91,825	$—	$21,878	$113,703
____________________________________________________________________________

(1)
Includes base and incentive business management revenues and property management revenues, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs. Incentive business management fees from the Managed REITs are contingent performance based fees which are only recognized when earned at the end of each respective measurement period. We earned $62,263 of incentive business management fees from HPT for the calendar year ending on December 31, 2015. We record incentive business management fee revenue only when earned, which is determined at the end of the measurement period specified by the applicable business management agreement. The next measurement period under our business management agreement with each Managed REIT ends on December 31, 2016. We estimate that we would have earned aggregate incentive business management fees from one of the Managed REITs in the amount of $75,030 as of September 30, 2016 if that date had been the end of the next measurement period; however, there can be no assurance that we will in fact earn an incentive fee from that Managed REIT when measured as of December 31, 2016, the end of the next measurement period. As a result, this estimated amount of incentive business management fees, which would have been earned if the measurement period ended on September 30, 2016, is not included in the fees listed in the tables above or in our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report as it may not reflect the incentive business management fees which will be earned as of the end of the measurement period, if any.

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

hotels are owned by HPT. TA operates travel centers along the U.S. interstate highway system, many of which are owned by and leased from HPT, as well as convenience stores, gas stations and restaurants. In addition, we provide management services to certain other businesses, including ABP Trust and AIC. Generally our fees earned from business management services to companies other than the Managed REITs are based on a percentage of certain revenues of the managed businesses. We also earn fees based upon rents collected for managing rental properties owned by ABP Trust and for managing TA’s headquarters building. Our revenues from services to the Managed Operators, AIC and ABP Trust were as follows (1):

	Fiscal Year Ended September 30,
Company	2016	2015	2014
Five Star	$9,177	$8,917	$8,221
Sonesta	2,020	1,848	1,501
TA	14,281	13,570	11,954
AIC	240	247	337
ABP Trust	1,025	1,260	1,405
	$26,743	$25,842	$23,418
____________________________________________________________________________

(1)
Includes business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs.

RMR Advisors and Tremont Advisors
RMR Advisors provides advisory services to RIF, a registered closed end investment company, and earns fees based upon the fair market value of the gross assets owned by RIF, including assets acquired with the use of debt or other leverage. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $281,526, $246,935 and $247,250 at September 30, 2016, 2015 and 2014, respectively. The advisory fees earned by RMR Advisors included in our revenue were $2,370, $2,380 and $2,244 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
On August 5, 2016, we acquired the Tremont business, which specializes in commercial real estate finance, principally providing capital to commercial real estate owners and developers and serving as an advisor to private funds and separately managed accounts that principally make commercial real estate debt investments. As part of this transaction, our wholly owned subsidiary, Tremont Advisors, an investment advisor registered with the SEC, was assigned the investment management contracts with investment advisory clients of the Tremont business. The Tremont business provides investment advisory services to, and may act as transaction originator for, its clients. We earned management services revenue of $54 and advisory services revenue of $250 for the fiscal year ended September 30, 2016 from these services.
EQC
EQC is a publicly traded REIT that primarily owns office properties. For the fiscal year ended September 30, 2014, we earned management fees from EQC under a business management agreement and a property management agreement with EQC, which had terms similar to our agreements with the Managed REITs, except that the EQC agreements were for one year terms. RMR LLC and EQC entered into a Termination and Cooperation Agreement that terminated their business and property management agreements on September 30, 2014. RMR LLC provided certain transition services to EQC through February 28, 2015, and thereafter certain additional services for EQC in Australia until October 31, 2015. Fees earned pursuant to these agreements totaled $58, $6,280, and $81,632 for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.
RMR Intl
RMR Intl is a wholly owned subsidiary of RMR LLC whose sole business is holding the equity interests of RMR Australia, a company founded in 2012 to manage certain investments of a company then managed by RMR LLC in Australia. RMR Australia continues to hold an Australian financial services license granted by the Australian Securities & Investments Commission yet has ceased operations subsequent to the termination of services being provided to EQC as of October 31, 2015.

Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain and increase the value of their businesses and to assist our Managed Operators to grow their businesses. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. As the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, the expectation that U.S. interest rates may soon increase appears to be causing a general decrease in the value of securities of real estate businesses, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.
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
Please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements", Part 1, Item 1 "Business" and Part I, Item 1A “Risk Factors” for discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.
Acquisitions
On August 5, 2016, RMR LLC acquired the Tremont business, a business that principally raises debt and equity for owners of commercial real estate and serves as a manager of private funds and separately managed accounts invested in commercial real estate, for total consideration of $2,466, excluding transaction costs. We believe that the Tremont business represents a new platform that may provide a growth opportunity and diversification of our operations, as the commercial real estate finance business represents an appropriate extension of our existing operations.
The sellers of the Tremont business, pursuant to our asset purchase agreement with them, also have the right to receive an “earn out” over the two year period ending August 5, 2018, based on payments that we receive from a specified part of the historical Tremont business. We have recorded estimated contingent consideration of $1,270 for this earn out.

RESULTS OF OPERATIONS (dollars in thousands)
When considering the financial data for the fiscal year ended September 30, 2016 compared to the fiscal year ended September 30, 2015, readers should note that RMR Inc. began conducting business on June 5, 2015 and did not become a publicly owned company until December 14, 2015 when the Managed REITs distributed approximately half of our Class A Common Shares to their shareholders. Prior to June 5, 2015 and December 14, 2015 our assets, structure and operations differed in several respects from those subsequent to these dates, and such differences impact the period to period comparisons.
Fiscal Year Ended September 30, 2016, Compared to the Fiscal Year Ended September 30, 2015
The following table presents the changes in our operating results for the fiscal year ended September 30, 2016 compared to the fiscal year ended September 30, 2015:

	Fiscal Year Ended September 30,
	2016	2015	$ Change	% Change
Revenues:
Management services	$226,660	$162,326	$64,334	39.6%
Reimbursable payroll and related costs	37,660	28,230	9,430	33.4%
Advisory services	2,620	2,380	240	10.1%
Total revenues	266,940	192,936	74,004	38.4%

Expenses:
Compensation and benefits	91,985	83,456	8,529	10.2%
Separation costs	1,358	116	1,242	1,070.7%
General and administrative	25,129	26,535	(1,406)	(5.3)%
Depreciation and amortization	1,768	2,117	(349)	(16.5)%
Total expenses	120,240	112,224	8,016	7.1%
Operating income	146,700	80,712	65,988	81.8%
Interest and other income	234	1,732	(1,498)	(86.5)%
Unrealized losses attributable to changes in fair value
of stock accounted for under the fair value option	—	(290)	290	100.0%
Income before income tax expense and equity in
earnings of investee	146,934	82,154	64,780	78.9%
Income tax expense	(24,573)	(4,848)	(19,725)	(406.9)%
Equity in earnings of investee	—	115	(115)	(100.0)%
Net income	122,361	77,421	44,940	58.0%
Net income attributable to noncontrolling interest	(85,121)	(70,118)	(15,003)	(21.4)%
Net income attributable to RMR Group Inc.	$37,240	$7,303	$29,937	409.9%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015.
Management services revenue. For the fiscal years ended September 30, 2016 and 2015 we earned business and property management services revenue from the following sources:

	Fiscal Year Ended September 30,
Source	2016	2015	Change
Managed REITs	$199,805	$130,204	$69,601
Managed Operators	25,478	24,335	1,143
Other Client Companies	1,319	1,507	(188)
EQC	58	6,280	(6,222)
Total	$226,660	$162,326	$64,334
Management services revenue increased $64,334 primarily due to a $62,263 annual incentive business management fee earned on December 31, 2015, an increase of $7,829 in base business management fees at the Managed REITs associated primarily with growth in the market capitalization of SIR and SNH, and an increase of $5,926 in property management fees due to increases in the number of properties to which we provide property management services. These increases were partially offset by the impact of the $9,416 in other asset amortization recorded in the fiscal year ended September 30, 2016, compared to $2,999 in other asset amortization recorded in the fiscal year ended September 30, 2015 and the termination of our services to EQC. Other asset amortization results from the Up-C Transaction discussed in Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue primarily includes amounts reimbursed to us by the Managed REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable payroll and related costs arises from services we provide that are paid or reimbursed to the Managed REITs by their tenants. Reimbursable payroll and related costs revenue for the years ended September 30, 2016 and 2015 includes recognition of non-cash share based compensation granted to some of our employees by certain of our Client Companies of $7,997 and $5,931, respectively. Reimbursable payroll and related costs revenue increased $9,430 due primarily to increases in value of share grants to some of our employees by certain of our Client Companies, increases in the number of properties we manage for the Managed REITs since October 1, 2014, and the related increase in the number of employees since that date and their associated compensation and benefits as well as regular increases in employee compensation and benefits for which we receive reimbursement.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF as well as the advisory services revenue the Tremont business earns from its clients. These fees increased by $240, primarily due to $250 of revenue earned by the Tremont business subsequent to our August 2016 acquisition.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses, contributions related to our employee retirement plan, and in fiscal 2016, the value of vested shares granted to certain of our employees under our 2016 Omnibus Equity Plan. Compensation and benefits expense for the years ended September 30, 2016 and 2015 includes $7,997 and $5,931, respectively, of non-cash share based compensation granted to some of our employees by certain of our Client Companies. Compensation and benefits expense increased $8,529 primarily due to increases in value of share grants to some of our employees by certain of our Client Companies, compensation expenses related to Class A Common Shares we awarded to certain of our officers and employees in fiscal year 2016, increased staffing as a result of increases in the number of properties we manage for the Managed REITs and the business growth of certain of our Managed Operators since October 1, 2014, as well as annual employee salary increases. These increases were partially offset by a decrease in our corporate office staffing due to the wind down of our business management and property management services to EQC in the fiscal year ended September 30, 2015.
Separation costs. Separation costs consists of employment termination costs.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses and other administrative expenses. General and administrative expenses decreased $1,406 primarily due to $5,454 of transaction related costs associated with the Up-C Transaction in fiscal year 2015, compared to $1,966 of transaction and acquisition related costs in fiscal year 2016. These decreases were partially offset by increases in recurring costs related to our becoming a publicly traded company in fiscal year 2016, as well as increases in property management expenses related to the increase in the number of properties we manage for the Managed REITs since October 1, 2014.
Depreciation and amortization. Depreciation and amortization expense decreased $349 primarily as a result of certain equipment and capitalized software becoming fully depreciated subsequent to October 1, 2015, partially offset by amortization of intangible assets related to our 2016 Tremont business acquisition.
Interest and other income. Interest and other income decreased $1,498 primarily due to the loss of dividend income derived in fiscal year 2015 from common shares of the Managed REITs that were transferred to ABP Trust prior to Up-C Transaction.
Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option. Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option in fiscal year 2015 consists of net unrealized losses on the common shares of the Managed REITs we owned before the Up-C Transaction based on changes in quoted market prices between the beginning and end of the applicable period. Prior to the Up-C Transaction, RMR LLC transferred all the Managed REITs shares it owned to ABP Trust.

Income tax expense. The change in income tax expense is primarily attributable to RMR Inc. becoming a corporation as part of the Up-C Transaction and thus subject to U.S. federal and state income tax with respect to RMR Inc.’s allocable share of any taxable income of RMR LLC for all of fiscal year 2016 compared with only the period June 5, 2015 to September 30, 2015 for the prior fiscal year.
Equity in earnings of investee. Equity in earnings of investee represents our proportionate share of earnings from our prior investment in AIC for fiscal year 2015. Prior to the Up-C Transaction, RMR LLC transferred its ownership interest in AIC to ABP Trust.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust after the Up-C Transaction. Net income attributable to noncontrolling interest for fiscal year 2016 includes $26,611 of the annual incentive business management fee allocated solely to ABP Trust after the Up-C Transaction discussed in Note 6, Related Person Transactions, to our Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Fiscal Year Ended September 30, 2015, Compared to the Fiscal Year Ended September 30, 2014

The following table presents the changes in our operating results for the fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014:

	Fiscal Year Ended September 30,
	2015	2014	$ Change	% Change
Revenues:
Management services	$162,326	$218,753	$(56,427)	(25.8)%
Reimbursable payroll and related costs	28,230	64,049	(35,819)	(55.9)%
Advisory services	2,380	2,244	136	6.1%
Total revenues	192,936	285,046	(92,110)	(32.3)%

Expenses:
Compensation and benefits	83,456	127,841	(44,385)	(34.7)%
Members profit sharing	—	116,000	(116,000)	(100.0)%
Separation costs	116	2,330	(2,214)	(95.0)%
General and administrative	26,535	21,957	4,578	20.8%
Depreciation expense	2,117	2,446	(329)	(13.5)%
Total expenses	112,224	270,574	(158,350)	(58.5)%
Operating income	80,712	14,472	66,240	457.7%
Interest and other income	1,732	497	1,235	248.5%
Unrealized losses attributable to changes in fair value
of stock accounted for under the fair value option	(290)	(4,556)	4,266	93.6%
Income before income tax expense and equity in
earnings of investee	82,154	10,413	71,741	689.0%
Income tax expense	(4,848)	(280)	(4,568)	(1,631.4)%
Equity in earnings of investee	115	160	(45)	(28.1)%
Net income	77,421	$10,293	67,128	652.2%
Net income attributable to noncontrolling interest	(70,118)		(70,118)
Net income attributable to RMR Group Inc.	$7,303		$7,303
Management services revenue. For the fiscal years ended September 30, 2015 and 2014 we earned business and property management services revenue from the following sources:

	Fiscal Year Ended September 30,
Source	2015	2014	Change
Managed REITs	$130,204	$113,703	$16,501
Managed Operators	24,335	21,676	2,659
Other Client Companies	1,507	1,742	(235)
EQC	6,280	81,632	(75,352)
Total	$162,326	$218,753	$(56,427)
Management services revenue decreased $56,427 due to the termination of our management agreements with EQC effective September 30, 2014, partially offset by increases in revenues from the Managed REITs arising from net property acquisitions in excess of dispositions completed after October 1, 2013 and to a lesser extent as a result of increased management fees from the Managed Operators as a result of increases in the amount of the Managed Operators’ revenues since October 1, 2013.
Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue decreased $35,819 due primarily to a decrease in the number of property management personnel after our property management services to EQC ended on September 30, 2014. Reimbursable payroll and related costs revenue for the fiscal years ended September 30, 2015 and 2014 also includes non-cash share based payments made by certain of our Client Companies and EQC to our employees of $5,931 and $11,444, respectively, including the accelerated vesting of certain EQC share grants in March 2014.

Advisory services revenue. Advisory services revenue increased by $136 for the fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014 because of the increase in the average value of RIF’s assets between these periods.
Compensation and benefits. Compensation and benefits expense for the fiscal years ended September 30, 2015 and 2014 includes $5,931 and $11,444, respectively, of non-cash share based compensation granted to some of our employees by certain of our Client Companies and EQC. Compensation and benefits expense decreased $44,385 primarily due to a decrease in the number of property management personnel after our property management services to EQC ended on September 30, 2014 and a decrease in the value of certain shares granted to our employees by certain of our Client Companies and EQC, partially offset by the accelerated vesting of certain EQC share grants in March 2014.
Members profit sharing. Members profit sharing was historically determined based on federal income tax concepts, including our historical cash method of accounting for tax purposes. The amount is separately stated for fiscal year 2014 because of its significance and because they are no longer to be paid after the Up-C Transaction.
Separation costs. Separation costs consists of costs related to one time employee termination payments incurred as part of the termination of our business management and property management agreements with EQC.
General and administrative. General and administrative expenses for fiscal year ended September 30, 2015 includes $5,454 of transaction related costs associated with the Up-C Transaction in 2015, partially offset by costs related to information technology and process improvement initiatives implemented during 2014, as well as lower costs incurred for travel, temporary staffing and other costs as a result of the termination of our management agreements with EQC effective September 30, 2014.
Depreciation expense. Depreciation expense decreased $329 as a result of certain equipment and capitalized software additions becoming fully depreciated subsequent to October 1, 2013 and the disposal, at book value, of $1,335 of property and equipment in 2015.
Interest and other income. Interest and other income increased $1,235 primarily due to increased dividends received from the Managed REITs and EQC on common shares of the Managed REITs and EQC we owned, as well as interest on a larger amount of investable cash we had during the fiscal year ended September 30, 2015 when compared to the fiscal year ended September 30, 2014.
Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option. Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option consists of unrealized gains or losses on our common shares of the Managed REITs based on changes in quoted market prices between the periods presented. Prior to the Up-C transaction RMR LLC transferred all the Managed REITs shares it owned to ABP Trust.
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
Equity in earnings of investee. Equity in earnings of investee represents our proportionate share of earnings from our investment in AIC for the fiscal years ended September 30, 2015 and 2014, and the change represents the decrease in AIC’s profits in fiscal year 2015 compared to 2014.
LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, except per share amounts)
We regularly monitor our liquidity position, including cash and cash equivalents, working capital, outstanding commitments and other liquidity sources and requirements. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and also have original maturities of three months or less from the date of purchase. We currently intend to use cash and cash equivalents to fund our working capital needs, to pay the regular quarterly cash dividend and to fund possible new business ventures.
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management and property management and advisory services fees. We have historically paid a significant portion of employee compensation as annual cash bonuses during the last quarter of our fiscal year. Therefore, our cash balances generally have been at their lowest near the end of our fiscal year fourth quarter after cash bonuses were paid to our employees. Our cash balances then typically increase over the remainder of the next fiscal year. Our current liabilities have historically included accounts payable, accrued expenses and deposits, including accrued employee compensation.
As of September 30, 2016 and 2015, we had cash and cash equivalents of $65,833 and $34,497, respectively, of which $6,012 and $206, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. As of September 30, 2016 and 2015, $57,741 and $33,241, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations for the fiscal year ended September 30, 2016, including RMR LLC's portion of the calendar year 2015 incentive business management fee that it received in January 2016.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically we have funded our working capital needs with cash generated from our operating activities, and we currently do not maintain any credit facilities under which borrowings are available to us. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC, our obligation to make payments to ABP Trust under the Tax Receivable Agreement, our plan to make quarterly distributions on our Class A Common Shares and Class B-1 Common Shares and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividend to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of each month or, in the case of annual incentive business management fees, within 30 days following each calendar year end as specified in our management agreements. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts.
We believe that our operating cash flow will be sufficient to meet our operating needs and commitments for the next 12 months and for the reasonably foreseeable future. During the fiscal year ended September 30, 2016, we paid cash distributions to the holders of our Class A Common Shares and Class B-1 Common Shares aggregating $17,209. These dividends were funded by distributions from RMR LLC to holders of its membership units aggregating $33,338, of which $17,209 was distributed to us based on our aggregate ownership membership units of RMR LLC and $16,129 was distributed to ABP Trust based on its ownership of membership units of RMR LLC. See Note 7, Shareholders' Equity, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding these distributions.
On November 17, 2016, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,021. This dividend was paid to our shareholders of record as of the close of business on October 21, 2016. The amount of this dividend was calculated as $0.25 per share for the quarter ended September 30, 2016. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,771, of which $4,021 was distributed to us based on our aggregate ownership of 16,082,432 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
On August 5, 2016, RMR LLC acquired the Tremont business for total consideration of $2,466, excluding transaction costs. The sellers of the Tremont business also have the right to receive an “earn out” over the two year period ending August 5, 2018, based on a portion of payments that RMR LLC receives from a specified part of the historical Tremont business. We funded this acquisition with cash on hand.
For the fiscal year ended September 30, 2016, pursuant to the RMR LLC Operating Agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $63,095 of which $32,562 was distributed to us and $30,533 was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage in RMR LLC. The $32,562 distributed to us was eliminated in our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and the $30,533 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use these funds distributed to us to fund our tax liabilities and our obligations under the Tax Receivable Agreement described in Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Cash Flows
Fiscal year ended September 30, 2016 compared to the fiscal year ended September 30, 2015
Our changes in cash flows for the fiscal year ended September 30, 2016 compared to the comparable prior year period were as follows: (i) cash provided from operating activities decreased from $102,080 in fiscal year 2015 to $98,824 in fiscal year 2016; (ii) cash used in investing activities decreased from $42,849 in fiscal 2015 to $3,549 in fiscal year 2016; and (iii) cash used in financing activities decreased from $166,430 in fiscal 2015 to $63,962 in fiscal 2016. Exchange rate fluctuations in connection with our Australian business activities resulted in a decrease of $35 and an increase of $23 in cash in fiscal years 2015 and 2016, respectively.
The increase in cash provided by operating activities for the fiscal year ended September 30, 2016, compared to the prior fiscal year primarily reflects increased operating income generated in fiscal year 2016 primarily offset by the net effect of changes in our working capital activities between the two periods, including the collection of accounts receivable from EQC during the fiscal year 2015 period and the payment of amounts due to related parties during the fiscal year 2016. The decrease in cash used by investing activities for fiscal year 2016 as compared to fiscal year 2015 was due primarily to the acquisition of our investment in RMR LLC during the 2015 period. The decrease in cash used in financing activities for fiscal year 2016 as compared to fiscal 2015 was primarily due to members’ distributions to ABP Trust in 2015 period, partially offset by the issuance of our common shares in connection with the Up-C Transaction.
Fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014
Our changes in cash flows for the fiscal year ended September 30, 2015 compared to the comparable prior year period were as follows: (i) cash provided by operating activities increased from $31,681 in fiscal year 2014 to $102,080 in fiscal 2015; (ii) cash used in investing activities increased from $14,960 in fiscal year 2014 to $42,849 in fiscal year 2015; and (iii) cash from financing activities changed from $110,577 of cash provided by financing activities in fiscal year 2014 to $166,430 of cash used in financing activities in fiscal year 2015. Exchange rate fluctuations in connection with our Australian business activities resulted in a decrease of $35 and $132 in cash in fiscal years 2015 and fiscal 2014, respectively.
The increase in cash provided by operating activities for the fiscal year ended September 30, 2015, compared to the prior fiscal year primarily reflects changes in our working capital accounts in fiscal year 2015, including the collection of accounts receivable from an unrelated party (i.e., from EQC, which ceased to be a related party to us after it experienced a change of control in March 2014). The increase in cash used in investing activities for the fiscal year 2015 as compared to the prior fiscal year was due primarily to RMR Inc.’s investment in RMR LLC as part of the Up-C Transaction. The change in cash from financing activities for the fiscal year 2015 as compared to the prior fiscal year was primarily due to our making of a distribution to ABP Trust in fiscal year 2015 as opposed to our receipt of an advance from ABP Trust in fiscal year 2014.
Off Balance Sheet Arrangements
As of September 30, 2016 and 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We have entered into the Tax Receivable Agreement that provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and “Business—Our Organizational Structure—Tax Receivable Agreement” included in Part 1, Item 1 of this Annual Report on Form 10-K. As of September 30, 2016, our consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $64,929, of which we expect to pay $2,900 to ABP Trust during the fourth quarter of fiscal 2017.
Market Risk and Credit Risk
We historically have not invested in derivative instruments, borrowed through issuing debt securities or transacted a significant part of our businesses in foreign currencies. As a result, we are not now subject to significant market risk related to interest rate changes, commodity price changes or credit risks; however, if any of these risks were to negatively impact our Client Companies' businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change.

Risks Related to Cash and Short Term Investments
Our cash and cash equivalents include short term, highly liquid investments readily convertible to known amounts of cash that have original maturities of three months or less from the date of purchase. We invest a substantial amount of our cash in money market funds. The majority of our cash is maintained in U.S. bank accounts. Some U.S. bank account balances exceed the FDIC coverage limit. We believe our cash and short term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.
Exchange Rate Risk
During the periods presented in this Annual Report on Form 10-K we were exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies could have an adverse effect on the reported value of our non U.S. dollar denominated or based assets and liabilities. In addition, in the 2015 period, certain reported amounts of our management and advisory revenue were affected by movements in the rate of exchange between the Australian dollar, based on which certain of our revenues were calculated, and the U.S. dollar, in which our financial statements are denominated. For the fiscal years ended September 30, 2016 and 2015, the net impacts of the fluctuation of foreign currencies included in other comprehensive income on our consolidated statements of comprehensive income were income of $19 and expense of $252, respectively. We did not enter into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods. We do not believe these risks are material to us at this time, but they could become material if we significantly expand our non‑U.S. dollar business activities in the future.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2016:

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$30,309	$3,957	$7,674	$6,361	$12,317
Tax receivable agreement	64,929	2,900	5,951	6,416	49,662
Total	98,075	6,759	13,335	12,989	64,992

The commitment table above excludes amounts due to the sellers of the Tremont business because the ultimate amounts and timing of such amounts due are not presently known. As of September 30, 2016, a payable of $1,257 relating to the "earn out" of our acquisition of the Tremont business has been recorded in our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which represents our best estimate of the amount we currently expect to owe under our asset purchase agreement for the acquisition of the Tremont business.

Related Person Transactions
We have relationships and historical and continuing transactions with our Founders and certain of our Client Companies, our Founders have historical and continuing relationships with certain of our Client Companies and several of our Client Companies have material historical and ongoing relationships with other Client Companies. For example, our Founders are our controlling shareholders and hold membership units of our subsidiary, RMR LLC, through ABP Trust; our Founders serve as managing trustees of each Managed REIT and own and are directors of Sonesta; Barry M. Portnoy serves as a managing director of Five Star and TA; as of November 14, 2016, ABP Trust, which is owned by our Founders, and our Founders together owned approximately 36.8% of Five Star's outstanding common stock; we are a party to the Tax Receivable Agreement with ABP Trust; all of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are our officers and employees. As of September 30, 2016: the Managed REITs owned a majority of our outstanding Class A Common Shares; HPT is TA’s principal landlord, and TA is HPT’s largest tenant, operating travel center locations owned by HPT pursuant to long term leases; SNH is Five Star’s principal landlord and Five Star is SNH’s largest tenant and manager of senior living communities, operating senior living communities owned by SNH pursuant to long term agreements; and Sonesta manages 33 of HPT’s hotels pursuant to long term management agreements. For further information about these and other such relationships and related person transactions, please see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, the section captioned “Business” above in Part I, Item 1 of this Annual Report on Form 10-K, our other filings with the SEC and our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, or the 2017 Proxy Statement, to be filed within 120 days after the close of the fiscal year ended September 30, 2016. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements” and Part I, Item 1A “Risk Factors.”
Critical Accounting Policies
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our financial statements requires our management to make certain critical accounting estimates and judgments that impact (i) the revenue recognized during the reporting periods and (ii) our principles of consolidation. These accounting estimates are based on our management’s judgment. We consider them to be critical because of their significance to our financial statements and the possibility that future events may cause differences from current judgments or because the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to test their reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.
Revenue Recognition. Our principal sources of revenue are:

•	business management fees, including base and incentive business management fees; and

•	property management fees, including construction supervision fees and reimbursement for certain payroll and related expenses.
We recognize revenue from business management and property management fees as earned in accordance with our management agreements. We consider the incentive business management fees earned from the REITs that we manage to be contingent performance based fees, which we recognize as revenue when earned at the end of each measurement period. We also recognize as revenue certain payroll reimbursements in our capacity as property manager, at cost, when we incur the related reimbursable payroll and related costs on behalf of our Client Companies. See the “Revenue Recognition” section of Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of our revenue recognition policies and our contractual arrangements.
Consolidation. Our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K include only the accounts of the entities we control. We continually assesses whether our existing contractual rights give us the ability to direct the activities of the entities we manage that most significantly affect the results of that entity. The activities and factors we consider include, but are not limited to:

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
JOBS Act.  We are an “emerging growth company” under the JOBS Act and are permitted to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non‑emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements.
Recent Accounting Developments. For a discussion of recently issued accounting pronouncements and their impact or potential impact on our consolidated financial statements, see Note 3, Recent Accounting Pronouncements, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative disclosures about market risk are set forth above in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Market Risk and Credit Risk."
Item 8. Financial Statements and Supplementary Data
The information required by this item is included in Item 15 of this Annual Report on Form 10-K.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting
        We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
        Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, we believe that, as of September 30, 2016, our internal control over financial reporting is effective.

        This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm on our internal control over financial reporting due to the exemption for emerging growth companies created by the JOBS Act.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in the 2017 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in the 2017 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant our Class A Common Shares to our officers and employees under 2016 Omnibus Equity Plan adopted in 2016, or our 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. The terms of grants made under the 2016 Plan are determined by the Equity Plan Subcommittee of our Board of Directors, at the time of the grant. The following table is as of September 30, 2016.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2016 Plan	None.	None.	517,568(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	517,568(1)
____________________________________________________________________________
(1) Consists of shares available for issuance pursuant to the terms of the 2016 Plan. Share awards that are forfeited will be added to the shares available for issuance under 2016 Plan.
The information required by this Item 12 of Form 10-K will be included in the 2017 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in the 2017 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K will be included in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Index to Financial Statements and Financial Statement Schedules
The following consolidated financial statements of The RMR Group, Inc. are included on the pages indicated:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.
(b) Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Registrant*
3.2	Articles of Amendment, filed July 30, 2015*
3.3	Articles of Amendment, filed September 11, 2015*
3.4	Articles of Amendment, filed March 9, 2016**
3.5	Third Amended and Restated Bylaws of the Registrant**
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock**
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust*
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust*
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Select Income REIT*
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust*
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management & Research Trust)*
10.1	The RMR Group LLC Amended and Restated Operating Agreement, dated as of October 14, 2015, by and among The RMR Group LLC and its Members*
10.2	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, ABP Trust (formerly known as Reit Management & Research Trust), the Registrant and Government Properties Income Trust*
10.3	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, ABP Trust (formerly known as Reit Management & Research Trust), the Registrant and Hospitality Properties Trust*
10.4	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, ABP Trust (formerly known as Reit Management & Research Trust), the Registrant and Select Income REIT*
10.5	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, ABP Trust (formerly known as Reit Management & Research Trust), the Registrant and Senior Housing Properties Trust*
10.6	Business Management Agreement, by and between ABP Trust (formerly known as Reit Management & Research Trust) and The RMR Group LLC*
10.7	Amended and Restated Property Management Agreement, by and between The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust)*
10.8	Amended and Restated Business Management and Shared Services Agreement, dated as of June 5, 2015, by and between Sonesta International Hotels Corporation and The RMR Group LLC*

10.9	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Government Properties Income Trust and The RMR Group LLC*
10.10	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Hospitality Properties Trust and The RMR Group LLC *
10.11	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Select Income REIT and The RMR Group LLC *
10.12	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Senior Housing Properties Trust and The RMR Group LLC *
10.13	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Government Properties Income Trust*
10.14	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Hospitality Properties Trust*
10.15	Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Select Income REIT*
10.16	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Senior Housing Properties Trust*
10.17	Tax Receivable Agreement, dated as of June 5, 2015, by and among the Registrant, The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust)*
10.18	Lease by and between RMR West LLC and The RMR Group LLC, dated as of June 1, 2015*
10.19	Form of Indemnification Agreement for the Registrant and its directors and executive officers*
10.20	The RMR Group Inc. 2016 Omnibus Equity Plan ** (+)
10.21	Form of the RMR Group Inc. Share Award Agreement **** (+)
10.22	Summary of Director Compensation**
21.1	Subsidiaries of the Registrant*
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32.1	Section 1350 Certification
101.1
The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ and Members' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

____________________________________________________________________________

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2016.

***	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.

****	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on September 19, 2016.

(+)	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The RMR Group Inc.:
We have audited the accompanying consolidated balance sheets of The RMR Group Inc. as of September 30, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders’ and members’ equity and cash flows for each of the three fiscal years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The RMR Group Inc. at September 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
December 15, 2016

The RMR Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except share amounts)

	September 30,	September 30,
Assets	2016	2015
Current assets:
Cash and cash equivalents	$65,833	$34,497
Due from related parties	24,862	17,986
Prepaid and other current assets	4,690	2,863
Total current assets	95,385	55,346

Furniture and equipment	5,024	5,307
Leasehold improvements	1,077	852
Capitalized software costs	4,250	4,292
Total property and equipment	10,351	10,451
Accumulated depreciation	(6,549)	(5,772)
	3,802	4,679
Due from related parties, net of current portion	7,754	6,446
Goodwill	2,295	—
Intangible assets, net of amortization	1,085	—
Deferred tax asset	45,819	46,614
Other assets, net of amortization	181,391	190,807
Total assets	$337,531	$303,892

Liabilities and Equity
Current liabilities:
Accounts payable, accrued expenses and deposits	$20,579	$18,439
Total current liabilities	20,579	18,439
Long term portion of deferred rent payable, net of current portion	778	450
Amounts due pursuant to tax receivable agreement, net of current portion	62,029	64,905
Employer compensation liability, net of current portion	7,754	6,446
Total liabilities	91,140	90,240

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 and 31,000,000 shares authorized;
15,082,432 and 15,000,000 shares issued and outstanding at September 30, 2016 and 2015, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	94,266	93,425
Retained earnings	44,543	7,303
Cumulative other comprehensive income	83	73
Cumulative common distributions	(17,209)	—
Total shareholders’ equity	121,714	100,832
Noncontrolling interest	124,677	112,820
Total equity	246,391	213,652
Total liabilities and equity	$337,531	$303,892
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Comprehensive Income
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30,
Revenues	2016	2015	2014
Management services	$226,660	$162,326	$218,753
Reimbursable payroll and related costs	37,660	28,230	64,049
Advisory services	2,620	2,380	2,244
Total revenues	266,940	192,936	285,046
Expenses
Compensation and benefits	91,985	83,456	127,841
Members profit sharing	—	—	116,000
Separation costs	1,358	116	2,330
General and administrative	25,129	26,535	21,957
Depreciation and amortization	1,768	2,117	2,446
Total expenses	120,240	112,224	270,574
Operating income	146,700	80,712	14,472
Interest and other income	234	1,732	497
Unrealized losses attributable to changes in fair value of stock
accounted for under the fair value option	—	(290)	(4,556)
Income before income tax expense and equity in earnings of investee	146,934	82,154	10,413
Income tax expense	(24,573)	(4,848)	(280)
Equity in earnings of investee	—	115	160
Net income	122,361	77,421	$10,293
Net income attributable to noncontrolling interest	(85,121)	(70,118)
Net income attributable to RMR Inc.	$37,240	$7,303

Other comprehensive income (loss):
Foreign currency translation adjustments	19	(252)	(125)
Unrealized loss in investment in available for sale securities	—	(54)	(37)
Equity interest in investee’s unrealized gains	—	35	24
Other comprehensive income (loss)	19	(271)	(138)
Comprehensive income	122,380	77,150	$10,155
Comprehensive income attributable to noncontrolling interest	(85,130)	(69,774)
Comprehensive income attributable to RMR Inc.	$37,250	$7,376

Weighted average common shares outstanding - basic and diluted	16,005	16,000

Net income attributable to RMR Inc. per common shares -
basic and diluted	$2.33	$0.46
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Shareholders’ and Members’ Equity
(dollars in thousands)

							Cumulative		Total
		Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Shareholders'
	Members’	Common	Common	Common	Paid In	Retained	Comprehensive	Common	and Members’	Noncontrolling	Total
	Equity	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Distributions	Equity	Interest	Equity
Balance at September 30, 2013	$109,560	$—	$—	$—	$—	$—	$(48)	$—	$109,512	$—	$109,512
Members’ contribution	110,577	—	—	—	—	—	—	—	110,577	—	110,577
Net income	10,293	—	—	—	—	—	—	—	10,293	—	10,293
Foreign currency translation adjustments	—	—	—	—	—	—	(125)	—	(125)	—	(125)
Unrealized losses on available for sale securities	—	—	—	—	—	—	(37)	—	(37)	—	(37)
Increase in share of investee's other comprehensive income	—	—	—	—	—	—	24	—	24	—	24
Balance at September 30, 2014	230,430	—	—	—	—	—	(186)	—	230,244	—	230,244
Net income	58,580	—	—	—	—	—	—	—	58,580	—	58,580
Net cash distributions to Member	(224,139)	—	—	—	—	—	—	—	(224,139)	—	(224,139)
Non-cash distributions to Member	(60,143)	—	—	—	—	—	—	—	(60,143)	—	(60,143)
Other comprehensive loss	—	—	—	—	—	—	(460)	—	(460)	—	(460)
Balance at June 5, 2015	4,728	—	—	—	—	—	(646)	—	4,082	—	4,082
Issuance of Class A common shares	—	15	—	—	361,570	—	—	—	361,585	—	361,585
Issuance of Class B-1 common shares	—	—	1	—	11,519	—	—	—	11,520	—	11,520
Receipt of Class A membership units from ABP Trust	—	—	—	—	(165,781)	—	—	—	(165,781)	(1,983)	(167,764)
Issuance of Class B-2 common shares	—	—	—	15	(15)	—	—	—	—	—	—
Establishment of deferred tax asset, net of amounts payable under tax receivable agreement	—	—	—	—	(14,607)	—	—	—	(14,607)	—	(14,607)
Net income	—	—	—	—	—	7,303	—	—	7,303	11,538	18,841
Tax distributions to Members	—	—	—	—	—	—	—	—	—	(194)	(194)
Other comprehensive income	—	—	—	—	—	—	73	—	73	116	189
Reorganization of equity structure	(4,728)	—	—	—	(99,261)	—	646	—	(103,343)	103,343	—
Balance at September 30, 2015	—	15	1	15	93,425	7,303	73	—	100,832	112,820	213,652
Share grants, net	—	—	—	—	841	—	—	—	841	—	841
Net income	—	—	—	—	—	37,240	—	—	37,240	85,121	122,361
Incentive fee allocable to ABP Trust	—	—	—	—	—	—	—	—	—	(26,611)	(26,611)
Tax distributions to Member	—	—	—	—	—	—	—	—	—	(30,533)	(30,533)
Common share distributions	—	—	—	—	—	—	—	(17,209)	(17,209)	(16,129)	(33,338)
Other comprehensive income	—	—	—	—	—	—	10	—	10	9	19
Balance at September 30, 2016	$—	$15	$1	$15	$94,266	$44,543	$83	$(17,209)	$121,714	$124,677	$246,391
 See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Year Ended September 30,
	2016	2015	2014
Cash Flows from Operating Activities
Net income	$122,361	$77,421	$10,293
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,768	2,117	2,446
Straight line office rent amortization	328	48	70
Amortization expense related to other asset	9,416	2,999	—
Deferred income taxes	795	—	—
Unrealized losses attributable to changes in fair value of stock accounted for
under the fair value option	—	290	4,556
Dividend income	—	(1,259)	(421)
Revenues paid in common shares of Managed REITs	—	(6,564)	(11,809)
Gain on sale of shares	—	(15)	(123)
Equity in earnings of investee	—	(115)	(160)
Loss on disposition of assets	—	—	136
Operating expenses paid in RMR Inc. common shares	933	—	—
Changes in assets and liabilities:
Due from related parties	(6,298)	29,166	70,098
Accounts receivable	—	26,229	(19,486)
Prepaid and other current assets	(1,401)	3,755	(951)
Accounts payable, accrued expenses and deposits	(2,467)	287	5,483
Incentive fee allocable to ABP Trust	(26,611)	—	—
Due to related parties	—	(32,279)	(28,451)
Net cash from operating activities	98,824	102,080	31,681
Cash Flows from Investing Activities
Purchase of property and equipment	(1,070)	(1,404)	(1,417)
Purchase of SIR shares	—	—	(16,018)
Acquisitions	(2,479)	—	—
Purchase of equity investment interest	—	—	(825)
Proceeds from sale of shares	—	2,369	2,895
Proceeds from disposal of assets	—	1,335	25
Dividends received from investment in REITs	—	1,237	380
Purchase of investment in RMR LLC	—	(46,386)	—
Net cash used in investing activities	(3,549)	(42,849)	(14,960)
Cash Flows from Financing Activities
Loan from Member	—	—	57,000
Payments to Member	—	—	(57,000)
Proceeds from issuance of common shares	—	57,906	—
Repurchase of Common Shares	(91)	—	—
Distribution to noncontrolling interest	(46,662)	—	—
Members contribution	—	—	110,577
Members distribution	—	(224,336)	—
Distribution to common shareholders	(17,209)	—	—
Net cash (used in) provided by financing activities	(63,962)	(166,430)	110,577
Effect of exchange rate fluctuations on cash and cash equivalents	23	(35)	(132)
Increase (decrease) in cash and cash equivalents	31,336	(107,234)	127,166
Cash and cash equivalents at beginning of year	34,497	141,731	14,565
Cash and cash equivalents at end of year	$65,833	$34,497	$141,731
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Year Ended September 30,
	2016	2015	2014
Supplemental cash flow information
Interest paid	$—	$—	$144
Income taxes paid	$25,811	$217	$104
Supplemental schedule of non-cash activities
Fair value of share based payments recorded	$7,997	$5,931	$11,444
Establishment of deferred taxes, net of amounts payable under tax receivable agreement	$—	$14,407	$—
Non-cash equity activity	$—	$60,343	$—
Establishment of other asset	$—	$193,806	$—
Proceeds from the issuance of common shares received in Managed REIT shares	$—	$121,378	$—
Purchase of investment in RMR LLC in Managed REIT shares	$—	$(121,378)	$—
See accompanying notes.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

Note 1. Organization
     The RMR Group Inc., or RMR Inc., a Maryland corporation, is a holding company, and substantially all of its business is conducted by its majority owned subsidiary The RMR Group LLC, or RMR LLC, historically a Delaware limited liability company and, as of June 5, 2015, a Maryland limited liability company. In these financial statements, unless otherwise indicated, “we,” us” and “our” refer to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. RMR Inc. was incorporated in Maryland on May 28, 2015 in contemplation of the June 5, 2015 transaction described in Note 6, Related Person Transactions, or the Up-C Transaction. Prior to the Up-C Transaction, RMR Inc. had not engaged in any business or other activities, except in connection with its incorporation.
The Up‑C Transaction and preceding reorganization transactions resulted in a change in the reporting entity for periods prior to June 5, 2015 due to the contribution to RMR LLC of operating entities under common control as described in Note 6, Related Person Transactions. These operating entities were then wholly owned by ABP Trust (formerly known as Reit Management & Research Trust), historically a Massachusetts business trust, and as of January 20, 2016, a Maryland statutory trust, or by Barry M. Portnoy and Adam D. Portnoy, our Founders, who are the beneficial owners of ABP Trust. ABP Trust and its beneficial owners are referred to herein collectively as the Members. The operating entities include RMR Advisors LLC, a Maryland limited liability company which was formerly a Massachusetts corporation named RMR Advisors, Inc., or RMR Advisors, and RMR Intl LLC, a Maryland limited liability company, or RMR Intl. These transactions among entities under common control have been accounted for using the pooling method of accounting as if the operations of RMR Advisors and RMR Intl were consolidated as of the beginning of the earliest period presented in our consolidated financial statements and the ownership structure as of June 5, 2015 had been in existence throughout the periods covered by our consolidated financial statements. The contribution of RMR Advisors and RMR Intl increased net income by $245 and $927, and increased other comprehensive income (loss) by $440 and ($125) in the period October 1, 2014 to June 4, 2015 and the fiscal year ended September 30, 2014, respectively.
As of September 30, 2016, RMR Inc. owns 15,082,432 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent 51.7% of the economic interest of RMR LLC. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. ABP Trust owns 15,000,000 redeemable Class A Units, representing 48.3% of the economic interest of RMR LLC, which is presented as a noncontrolling interest within the consolidated financial statements.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of September 30, 2016, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC manages: Government Properties Income Trust, or GOV, a publicly traded real estate investment trust, or REIT, that primarily owns properties that are majority leased to the U.S. government and state governments; Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotel and travel center properties; Select Income REIT, or SIR, a publicly traded REIT that primarily owns properties that are net leased to single tenants; and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns healthcare senior living and medical office buildings. Hereinafter, GOV, HPT, SIR and SNH are collectively referred to as the Managed REITs. RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Quality Care, Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, convenience stores with retail gas stations and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust and its subsidiaries. During the periods presented until September 30, 2014, RMR LLC provided business and property management services to Equity Commonwealth, or EQC, a publicly traded REIT that primarily owns office properties, and thereafter RMR LLC provided certain transition services to EQC through October 31, 2015. For periods prior to June 5, 2015, no historical member of RMR LLC was obligated personally for any debts, obligations or liabilities of RMR LLC solely by reason of being a member.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

RMR Advisors was founded in 2002. RMR Advisors is the advisor to RMR Real Estate Income Fund, or RIF. RIF is a closed end investment company focused on investing in real estate securities, including REITs and other dividend paying securities, but excluding our Client Companies, as defined below.
On August 5, 2016, we acquired certain assets of Tremont Realty Capital LLC, or the Tremont business, which specializes in commercial real estate finance, principally capital for commercial real estate sponsors and serving as advisor to private funds and separately managed accounts that principally make commercial real estate debt investments. As part of this transaction, our wholly owned subsidiary, Tremont Realty Advisors LLC, or Tremont Advisors, an investment advisor registered with the SEC, was assigned the investment management contracts of investment advisory clients of the Tremont business. Tremont Advisors advises private funds and separately managed accounts that invest in commercial real estate debt, including secured mortgage debt and mezzanine financings. Tremont Advisors may also provide advice with respect to commercial real estate that may become owned by its clients.
RMR Intl was founded in 2012 and is the owner of RMR Australia Asset Management Pty Ltd, or RMR Australia, a company founded in 2012 to manage properties owned by EQC located in Australia. RMR Australia holds an Australian financial services license granted by the Australian Securities & Investments Commission.
In these financial statements, we refer to the Managed REITs, the Managed Operators, RIF, AIC, ABP Trust and the clients of the Tremont business as our Client Companies.

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
Prior to the Up-C Transaction described in Note 6, Related Person Transactions, we distributed our investments in the Managed REITs, RIF and AIC to ABP Trust at these investments' book values of $24,255, $651 and $6,931, respectively. This transfer, totaling $31,837 in the aggregate, was treated as a non-cash distribution to ABP Trust.
We regularly evaluate our relationships and investments to determine if they constitute variable interests. A variable interest is an investment or interest that will absorb portions of an entity’s expected losses or receive portions of an entity’s expected returns. If we determine we have a variable interest in an entity, we evaluate whether such interest is in a variable interest entity, or VIE. Under the VIE model, we would be required to consolidate the entities we manage if (i) the entity is considered to be a VIE and (ii) we are determined to be the primary beneficiary of the entity. We qualitatively assessed whether we must consolidate any of the entities we manage. Consideration of factors included, but was not limited to, our representation on the entity’s governing body, the size of our investment in each entity compared to the size of the entity and the size of other investors’ interests, our ability and the rights of other persons to participate in policy making decisions and to replace the manager of those entities. Based on this assessment, we concluded that we are not required to consolidate any of our managed entities. The relationships and investments related to entities in which we have a variable interest are summarized in Note 6, Related Person Transactions.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

Available for Sale Securities. Our investment in EQC shares was accounted for as available for sale securities based on their quoted market price at the end of the reporting period. Realized gains and losses on sales of available for sale securities were based on the average cost method, adjusted for any other than temporary declines in fair value. Unrealized gains and losses were recorded as a component of other comprehensive income. We received 90,135 shares of EQC as partial payment of fees earned under our then existing business management agreement with EQC for the fiscal year ended September 30, 2014. Those shares had a historical cost of $2,354 and a market value, based on the closing price of EQC shares on the New York Stock Exchange, or the NYSE, on September 30, 2014, of $2,317. We sold all of those EQC shares in May 2015 and realized a gain on sale of $15. For the fiscal years ended September 30, 2015 and 2014 we recorded unrealized losses of $54 and $37, respectively, in other comprehensive income (loss) on these available for sale EQC shares. No shares of EQC were received for the fiscal years ended September 30, 2016 or 2015.
Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents.
Property and Equipment. Property and equipment are stated at cost. Depreciation of furniture and equipment is computed using the straight line method over estimated useful lives ranging from three to ten years. Depreciation for leasehold improvements is computed using the straight line method over the term of the lesser of their useful lives or related lease agreements. Depreciation expense related to property and equipment for the fiscal years ended September 30, 2016, 2015 and 2014 was $1,105, $1,155 and $1,452 respectively.
Capitalized Software Costs. We capitalize costs associated with the development and implementation of software created or obtained for internal use in accordance with ASC 340‑50, Internal Use Software. Capitalized costs are depreciated using the straight line method over useful lives ranging between three and five years. Depreciation expense related to capitalized software costs for the fiscal years ended September 30, 2016, 2015 and 2014 were $598, $962 and $994, respectively.
Equity-Based Compensation. The awards made under our share award plan to our directors and employees to date have been Class A Common Shares. Shares issued to directors vest immediately. Shares issued to employees vest in five equal, consecutive, annual installments, with the first installment vesting on the date of grant. Compensation expense related to share grants is determined based on the market value of our shares on the date of grant, with the aggregate value of the granted shares amortized to expense over the related vesting period. Shares granted to directors are included in general and administrative expenses and shares granted to employees are included in compensation and benefits in our consolidated statements of comprehensive income.
Revenue Recognition. Revenues from services that we provide are recognized as earned in accordance with contractual agreements. In the periods presented, management and advisory services revenue consists principally of business management fees, property management fees and advisory fees earned from our Client Companies, EQC and any clients of the Tremont business.
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

The foregoing base business management fees are paid monthly in arrears, based on the REIT’s monthly average historical costs of assets under management and average market capitalization during the month. For purposes of these fees, a Managed REIT or EQC's costs of assets under management did not include shares it owns of another Client Company.
As part of the Up-C Transaction, which is more fully described in Note 6, Related Person Transactions below, RMR LLC and each of the Managed REITs entered into amended and restated business management agreements and amended and restated property management agreements. Each of those amended management agreements has a term that ends on December 31, 2036, and automatically extends on December 31st of each year so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension. Each of the Managed REITs has the right to terminate each amended management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. We have the right to terminate the amended management agreements for good reason, as defined therein.
Under our amended management agreements with the Managed REITs, if a Managed REIT terminates one or both of our amended management agreements with that Managed REIT for convenience, or if we terminate one or both of our amended management agreements with a Managed REIT for good reason, the Managed REIT is obligated to pay us a termination fee in an amount equal to the sum of the present values of the Managed REIT’s monthly future fees, as defined therein, for the terminated amended management agreement(s) for the remaining term, assuming it had not been terminated. If a Managed REIT terminates one or both of our amended management agreements for a performance reason, as defined therein, the Managed REIT has agreed to pay to us the termination fee calculated as described above, but assuming a remaining term of 10 years. No termination fee is payable by a Managed REIT if it terminates one or both of our amended management agreements for cause or as a result of a change of control of us, as defined in the applicable management agreement.
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
Under the business management agreements, we also had and have the ability to earn annual incentive business management fees from the Managed REITs and EQC. The incentive business management fees were and are contingent performance based fees which were and are only recognized when earned at the end of each respective measurement period. Prior to January 1, 2014, the incentive fee was calculated as 15.0% of the product of (i) the weighted average of the respective REIT’s common shares outstanding on a fully diluted basis during a calendar year and (ii) the excess, if any, of the funds from operations, or FFO, per share or cash available for distribution, as calculated in accordance with the applicable business management agreement, for such calendar year over the FFO per share or cash available for distribution, as applicable, for the preceding calendar year, subject to caps on the values of the incentive fees. Starting January 1, 2014 the incentive fees are calculated for each REIT as 12.0% of the product of (a) the equity market capitalization of the REIT, as defined in the applicable business management agreement, and (b) the amount, expressed as a percentage, by which the REIT’s total return per share, as defined in the applicable business management agreement, exceeded the benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, subject to caps on the values of the incentive fees. The measurement period for the annual incentive fee in respect of calendar year 2015 is the two year period that ended on December 31, 2015 and for calendar years thereafter, the three year period ended on December 31 of each calendar year. The amended management agreements require that any incentive fee payable by the Managed REITs to us after June 5, 2015 be paid in cash.
We earned aggregate annual base business management fees for the fiscal years ended September 30, 2016, 2015 and 2014, of $104,824, $108,035 and $126,525, respectively, from the REITs then managed of which zero, $6,564 and $8,146, respectively, were paid in common shares of those REITs. We earned aggregate incentive business management fees from the Managed REITs for the fiscal years ended September 30, 2016, 2015 and 2014, of $62,263, zero and $3,663, respectively. Incentive business management fees earned from the Managed REITs for the fiscal year ended September 30, 2016 were paid

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

in cash. Incentive business management fees earned from the Managed REITs for the fiscal year ended September 30, 2014 were paid in common shares of the applicable Managed REITs. Incentive business management fees recognized as earned in the fiscal year ended September 30, 2016 and 2014 were earned in respect of the 2015 and 2013 calendar years, respectively. We also earned an incentive business management fee for the fiscal year ended September 30, 2014 from EQC of $15,349 which was paid in cash.
Under the agreements entered into as part of the Up-C Transaction, ABP Trust was entitled to receive a pro rata share of any incentive business management fee earned for the 2015 calendar year, based on the number of days in 2015 to June 5, 2015, the effective date of the Up-C Transaction. Accordingly, $26,611of the incentive business management fee earned for the fiscal year ended September 30, 2016 was allocated to ABP Trust. See Note 6, Related Person Transactions below.
Business Management Fees—Managed Operators, ABP Trust and AIC
We earn business management fees from the Managed Operators and ABP Trust pursuant to business management agreements equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under U.S. generally accepted accounting principles, or GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. These fees are estimated and payable monthly in advance. We earn business management fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. We earned aggregate annual business management fees from the Managed Operators, ABP Trust and AIC for the fiscal years ended September 30, 2016, 2015 and 2014, of $25,846, $24,606 and $21,983, respectively.
Property Management Fees
We earned property management fees pursuant to property management agreements with certain Client Companies and EQC. We generally earn fees under these agreements for property management services equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional property management fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees for the fiscal years ended September 30, 2016, 2015 and 2014, of $33,615, $29,685 and $51,233, respectively.
Reimbursable Payroll and Related Costs
Pursuant to certain of our management agreements, the companies to which we provide management services pay or reimburse us for expenses incurred on their behalf. In accordance with FASB Accounting Standards Codification, or ASC, 605 Revenue Recognition, we present certain payroll and related cost reimbursements we receive as revenue. A significant portion of these reimbursable payroll and related costs arises from services we provide pursuant to our property management agreements that are charged or passed through to and were paid by tenants of our Client Companies and EQC. We realized reimbursable payroll and related costs for the fiscal years ended September 30, 2016, 2015 and 2014, of $37,660, $28,230 and $64,049, respectively.
Our reimbursable payroll and related costs include grants of common shares from Client Companies and EQC directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in the consolidated statements of comprehensive income over the requisite service period. We record an equal offsetting amount as compensation and benefits expense for all of our payroll and related cost revenues. We realized equity based compensation expense and related reimbursements for the fiscal years ended September 30, 2016, 2015 and 2014, of $7,997, $5,931 and $11,444, respectively.
We report all other expenses we incur on behalf of our Client Companies and EQC on a net basis as the management agreements provide that reimbursable expenses are to be billed directly to the client. This net basis accounting method is

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

supported by some or all of the following factors, which we have determined defines us as an agent rather than a principal with respect to these matters:

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
Advisory Agreements and Other Services to Advisory Clients
RMR Advisors is party to an investment advisory agreement with RIF, and Tremont Advisors is party to an investment advisory agreement with a private fund. Pursuant to each agreement, RMR Advisors and Tremont Advisors provide RIF and the private fund, respectively, with a continuous investment program, make day to day investment decisions and generally manage the business affairs of RIF and the private fund, respectively, in accordance with such funds’ investment objectives and policies.
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF. RMR Advisors earned advisory fees for the fiscal years ended September 30, 2016, 2015 and 2014 of $2,370, $2,380 and $2,244, respectively.
Tremont Advisors is compensated pursuant to its agreement with the private fund at an annual rate of 1.35% of the weighted average outstanding balance of all strategic investments, as defined in the agreement, of the private fund. Strategic investments include any direct or indirect participating or non-participating debt investment in certain real estate. Tremont Advisors is also party to loan servicing agreements with its separately managed account clients. Under such agreements, Tremont Advisors is compensated at an annual rate of 0.50% of the outstanding principal balance of the outstanding loans. In certain circumstances, Tremont Advisors is also entitled to performance fees based on exceeding certain performance targets. Performance fees are realized when a separately managed account client’s cumulative returns are in excess of the preferred return. Tremont Advisors did not earn any such performance fees in the period subsequent to our acquisition of the Tremont business in August 2016 through September 30, 2016. The Tremont business also acts as transaction originators for non-investment advisory clients for negotiated fees. For the fiscal year ended September 30, 2016, the Tremont business earned between 0.50% and 0.75% of the aggregate principal amounts of any loans so originated. We earned management services revenue of $54 and advisory services revenue of $250 for the fiscal year ended September 30, 2016.
Foreign Operations. The U.S. dollar is the functional currency of our U.S. operations. The functional currency of the subsidiary of RMR Intl that operated in Australia during the periods presented was the Australian dollar, as that was the principal currency in which the entity’s assets, liabilities, income and expenses were denominated. We translated that subsidiary’s financial statements into U.S. dollars when we combined that subsidiary’s financial statements with our U.S. operations. Generally, we translated assets and liabilities at the exchange rate in effect as of the balance sheet date. The accumulation of the resulting translation adjustments is included in cumulative other comprehensive income in our consolidated balance sheets. We translated income statement accounts using the average exchange rate for the period and for income statement accounts that include significant non‑recurring transactions at the rate in effect as of the date of the transaction. We were subject to foreign currency risk due to potential fluctuations in exchange rates between Australian and U.S. currencies, as a change in the value of Australian currency compared to U.S. currency has an effect on our reported results of operations and financial position. As of September 30, 2016, 2015 and 2014, cumulative foreign currency translation adjustment gains (losses) for the fiscal years then ended were $208, $189, and ($205), respectively.
Cumulative Other Comprehensive Income (Loss). Cumulative other comprehensive income (loss) represents our share of the comprehensive income (loss) of AIC, our unrealized loss from our available for sale securities and foreign currency translation adjustments.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

Use of Estimates. Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.
Concentration of Credit Risk. Financial instruments which potentially subject us to concentrations of credit risk are primarily cash accounts and amounts due from related parties. Historically, we have not experienced losses related to our cash accounts or to the credit of our Clients whose receivables are listed on our balance sheet as due from related parties .

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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which is intended to improve how deferred taxes are classified on organizations’ balance sheets by eliminating the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  We adopted this ASU effective October 1, 2015 and have applied the requirements retrospectively to all periods presented. The adoption of this standard resulted in the reclassification of $3,398 from prepaid and other current assets to deferred income tax assets in our consolidated balance sheet as of September 30, 2015.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have on our consolidated financial statements.

In August, 2016 we adopted ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The implementation of this update did not cause any material changes to our consolidated financial statements.

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

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its wholly owned subsidiaries.
We had income (loss) before income taxes as follows:

	September 30,
	2016	2015	2014
United States	$146,978	$82,377	$9,308
Foreign	(44)	(108)	1,265
Total	$146,934	$82,269	$10,573
We had a provision for income taxes which consists of the following:

	September 30,
	2016	2015	2014
Current:
Federal	$19,332	$250	$—
State	4,445	35	1
Foreign	—	—	279

Deferred:
Federal	699	4,051	—
State	97	512	—
Foreign	—	—	—
Total	$24,573	$4,848	$280
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	September 30,
	2016	2015	2014
Income taxes computed at the federal statutory rate	35.00%	35.00%	—%
Permanent items	—%	0.10%	0.02%
Net income attributable to non-controlling interest	(21.37)%	(29.87)%	—%
Foreign taxes	—%	—%	3.67%
State taxes, net of federal benefit	3.09%	0.67%	0.01%
Change in valuation allowance	—%	—%	(1.01)%
Total	16.72%	5.90%	2.69%
For the periods prior to the Up-C Transaction, RMR LLC, RMR Advisors and RMR Intl were not eligible to file consolidated federal, state, or foreign income tax returns under existing tax law. Notwithstanding each separate tax filing requirement, the presentation for the periods prior to the Up-C Transaction represents the combined income tax expense for federal, state and foreign tax purposes.
For the periods prior to the Up-C Transaction, RMR LLC was a single member limited liability company, and it was generally disregarded for federal and most state income tax purposes. For the periods prior to the Up-C Transaction the sole member of RMR LLC was ABP Trust. ABP Trust elected to be treated as an S corporation for income tax purposes and is generally not subject to federal and most state income taxes. RMR LLC and ABP Trust, however, are subject to certain state income taxes. In states where RMR LLC incurs income taxes, it may be subject to audit for tax years ending September 30,

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

2012 through its most recent filings. For the period October 1, 2014 to June 5, 2015, and the fiscal year ended September 30, 2014, RMR LLC had a provision for income tax expense of $4 and $280, respectively.
For the periods prior to the Up-C Transaction, RMR Advisors elected to be treated as an S corporation for income tax purposes and was also generally not subject to federal and most state income taxes. RMR Advisors was, however, subject to certain state income taxes notwithstanding its S corporation status. RMR Advisors may be subject to audit for tax years ending September 30, 2012 through its most recent filings. For the period ended June 4, 2015 and the fiscal year ended September 30, 2014, RMR Advisors had no provision for income tax expense.
For the periods prior to the Up-C Transaction, RMR Intl was a partnership for U.S. income tax purposes and was not subject to federal and state income tax. RMR Intl conducted business in Australia through a foreign entity that was subject to Australian income tax. RMR Intl, and its foreign subsidiary, may be subject to audit for tax years ending September 30, 2014 through its most recent filings. For the period ended June 4, 2015 and the fiscal year ended September 30, 2014, RMR Intl had no provision for foreign income taxes because RMR Intl has certain offsetting tax losses related to contract termination fees and other business start‑up costs. We have determined that it is likely that RMR Intl may not realize the benefit of its remaining deferred tax assets and, therefore, we maintain a full valuation allowance against our deferred tax assets related to RMR Intl.
As of September 30, 2016 and 2015, we had a net deferred tax asset of $45,819 and $46,614, respectively, which is primarily a result of the Up-C Transaction. For further information about the Up-C Transaction, please refer to Note 6, Related Person Transactions below. The components of the deferred tax assets as of September 30, 2016, 2015 and 2014 are as follows:

	September 30,
	2016	2015	2014
Deferred tax assets:
Termination fee	$190	$190	$286
Organization costs	16	16	23
Outside basis difference	45,819	46,614	—
Total deferred tax assets	46,025	46,820	309
Valuation allowance	(206)	(206)	(309)
Total deferred tax assets	$45,819	$46,614	$—
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of September 30, 2016, 2015 and 2014, we have no uncertain tax positions.

Note 5. Fair Value of Financial Instruments
As of September 30, 2016 and 2015, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from our Client Companies (reported on our balance sheet as due from related parties) and accounts payable, accrued expenses and deposits, were not materially different from their carrying values due to the short term nature of these financial instruments.
Recurring Fair Value Measures
On a recurring basis we measure certain financial assets and financial liabilities at fair value based upon quoted market prices. ASC 820, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), and the lowest priority to unobservable inputs (Level 3). A financial asset’s or financial liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of September 30, 2016 and 2015:

	September 30,
	2016	2015
Money market funds included in cash and cash equivalents	$57,741	$33,241
Current portion of due from related parties related to share based payment awards	4,977	4,267
Long term portion of due from related parties related to share based payment awards	7,754	6,446
Current portion of accounts payable, accrued expenses and deposits related to share based payment awards	4,977	4,267
Long term portion of employer compensation liability related to share based payment awards	7,754	6,446

Level 3 Estimate

Contingent consideration liabilities are re-measured to fair value each reporting period using updated probabilities of payment. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Increases or decreases in probabilities of payment may result in significant changes in the fair value measurements.

As described in Note 17, Acquisition Activity, in August 2016 we acquired the Tremont business for total cash consideration of $2,466, plus a potential obligation to pay up to an additional $1,270 over a two year period following the acquisition date based on a portion of the payments that we receive from a specified part of the historical Tremont business. The contingent consideration was measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. There was no change in our valuation of the fair value of the contingent consideration from acquisition date through September 30, 2016.

Note 6. Related Person Transactions
Our Founders are the beneficial owners of ABP Trust, which for the periods prior to June 5, 2015 was the sole owner of RMR LLC. ABP Trust owns all of RMR Inc.’s outstanding Class B-1 and Class B-2 Common Shares, 90,564 Class A Common Shares and 15,000,000 Class A Units of RMR LLC. In addition to their beneficial ownership of the shares of RMR Inc. and units of RMR LLC owned by ABP Trust, as of September 30, 2016, Adam Portnoy and Barry Portnoy owned 20,438 and 29,783 Class A Common Shares, respectively. Our Founders are directors and officers of RMR Inc. and officers of RMR LLC. For the periods prior to June 5, 2015, our Founders also were the owners of RMR Advisors and RMR Intl. For the periods presented, our Founders are directors of AIC and the owners and directors of Sonesta. Since we distributed our interest in AIC to ABP Trust in anticipation of the Up-C Transaction, ABP Trust has owned 14.3% of AIC. Barry M. Portnoy is a managing director of Five Star and of TA. Gerard M. Martin, who served as a director of RMR LLC prior to the Up-C Transaction, is a managing director of Five Star. Our Founders are also managing trustees of each of the Managed REITs.
The Managed REITs and AIC have no employees and no offices separate from RMR LLC. RMR LLC provides or arranges for all of the personnel, overhead and services required for the operation of the Managed REITs and AIC pursuant to management agreements with them. All of the officers of the Managed REITs and AIC are officers or employees of RMR LLC. RIF has no employees and no office separate from RMR Advisors. All of the officers, overhead and required office space of RIF are provided or arranged by RMR Advisors and some of these officers also serve as RMR LLC officers. Some of our executive officers are also directors or trustees of certain of our Client Companies and executive officers of the Managed Operators. David J. Hegarty, who served as a director of RMR LLC prior to the Up-C Transaction, is the president and chief operating officer of SNH.
Until March 25, 2014, our Founders were the managing trustees of EQC, and, until May 23, 2014, Adam D. Portnoy was the President of EQC. RMR LLC provided business and property management services for EQC until September 30, 2014 and thereafter provided certain transition management services for EQC through February 28, 2015 pursuant to a termination and cooperation agreement between RMR LLC and EQC dated as of September 30, 2014. Pursuant to the termination and cooperation agreement, RMR Intl's Australian subsidiary continued to provide certain services for EQC in Australia until October 31, 2015, the effective date of the termination of this arrangement. We consider that EQC ceased to be our related party on March 25, 2014; however, the full amount of fees earned from EQC for the periods presented are included in this Note.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

Revenues from Related Parties.  For the fiscal years ended September 30, 2016, 2015 and 2014, we recognized revenues from related parties as set forth in the following table:

	For the Fiscal Years Ended September 30,
	2016		2015		2014
	$	%	$	%	$	%
Managed REITs:
GOV	$31,919	12.0%	$28,981	15.0%	$27,287	9.6%
HPT	101,715	38.1%	40,887	21.2%	43,730	15.3%
SIR	42,540	15.9%	32,260	16.7%	19,784	6.9%
SNH	58,401	21.9%	53,213	27.6%	44,472	15.6%
	234,575	87.9%	155,341	80.5%	135,273	47.4%

Managed Operators:
Five Star	9,406	3.5%	9,169	4.7%	12,749	4.5%
Sonesta	2,020	0.8%	1,848	1.0%	1,501	0.5%
TA	14,936	5.6%	14,286	7.4%	12,671	4.4%
	26,362	9.9%	25,303	13.1%	26,921	9.4%

Other:
AIC	240	0.1%	247	0.1%	337	0.1%
RIF	2,370	0.9%	2,380	1.2%	2,244	0.8%
ABP Trust	3,031	1.1%	3,385	1.8%	3,764	1.3%
	5,641	2.1%	6,012	3.1%	6,345	2.2%
Other unrelated parties	362	0.1%	6,280	3.3%	116,507	41.0%
	$266,940	100.0%	$192,936	100.0%	$285,046	100.0%
On December 31, 2015, RMR LLC earned a $62,263 incentive business management fee from HPT pursuant to our business management agreement with HPT. Pursuant to the RMR LLC Operating Agreement, ABP Trust was entitled to receive a pro rata share of any incentive business management fee earned by RMR LLC for the 2015 calendar year based on the number of days in 2015 to June 5, 2015, the effective date of the Up-C Transaction; the pro rata portion of the $62,263 incentive fee allocated solely to ABP Trust was $26,611. In January 2016, HPT paid RMR LLC this $62,263 incentive fee and RMR LLC paid ABP Trust $26,611.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

Investments in Managed REITs, EQC and RIF
For the period January 1, 2014 until June 5, 2015, we were paid a part of our base business management fees from the Managed REITs in common shares of the respective REIT. After June 5, 2015, our base business management fees from the Managed REITs were paid entirely in cash. During the fiscal years ended September 30, 2015 and 2014, we received shares for such fees as follows:

	During the Fiscal Year Ended September 30,
	2015		2014
	No. of		No. of
REIT	Shares	Value	Shares	Value
GOV	30,276	$692	27,103	$672
HPT	84,810	2,605	86,969	2,474
SIR	39,927	982	23,136	668
SNH	103,265	2,285	85,986	1,978
EQC	—	—	90,135	2,354
		$6,564		$8,146
We did not earn an incentive business management fee from the Managed REITs during the period ended September 30, 2015. All of the incentive business management fees we earned from the Managed REITs during the period ended September 30, 2014 were paid in Managed REIT common shares. During the fiscal year ended September 30, 2014, we received 105,536 common shares of HPT (valued at $2,772) and 32,865 common shares of SIR (valued at $891) as incentive business management fees. All of these shares, except the shares of SIR, were transferred to our Founders on or about the dates of their issuance at their respective market values. We also owned 500,000 common shares of SIR, which we acquired in July 2014 for a cash purchase price of $16,018 and distributed to our Founders prior to the Up‑C Transaction.
Cash dividends that we received on the shares of the Managed REITs and EQC which we owned during the periods presented totaled $1,237 and $380 for the fiscal years ended September 30, 2015, and 2014, respectively, and are reported as interest and other income in our consolidated statements of comprehensive income. All of the shares of the Managed REITs owned by RMR LLC were distributed by RMR LLC to ABP Trust prior to the Up-C Transaction and, accordingly, we did not own shares of the Managed REITs during the fiscal year ended September 30, 2016.
We also historically owned shares of RIF, for which our quarterly dividend distributions were reinvested in purchasing additional RIF shares. For the fiscal years ended September 30, 2015, and 2014, we purchased 1,068 and 2,223 shares, respectively, for $22, and $41, respectively, pursuant to this dividend reinvestment program. All of the shares of RIF owned by RMR LLC were distributed by RMR LLC to ABP Trust prior to the Up-C Transaction and, accordingly, we did not own shares of RIF during the fiscal year ended September 30, 2016.
Investment in AIC
AIC was formed in 2008 and provides a combined property insurance program for companies that we manage. Until May 9, 2014, RMR LLC, the Managed REITs, Five Star, TA and EQC each owned 12.5% of AIC. On May 9, 2014, pursuant to the terms of a shareholders agreement, each of the shareholders of AIC other than EQC purchased a pro rata amount of EQC’s ownership of AIC for $825 (total purchase price of $5,775), and thereafter RMR LLC, the Managed REITs, Five Star and TA each owned 14.3% of AIC. As of November 14, 2016, ABP Trust and our Founders together owned 36.8% of the outstanding common stock of Five Star. RMR LLC distributed its ownership of AIC to ABP Trust prior to the Up‑C Transaction. As of September 30, 2014, the book value of our ownership of AIC was $6,796 and the historical cost basis of our ownership of AIC was $6,034. For the fiscal years ended September 30, 2015, and 2014, the earnings of AIC attributable to us were $115 and $160, respectively.
We provide management services to AIC. For the fiscal years ended September 30, 2016, 2015 and 2014, our management fees earned from AIC were $240, $247 and $337, respectively. We recognized unrealized gains of $35, and $24 related to investments in available for sale securities owned by AIC in the fiscal years ended September 30, 2015, and 2014, respectively.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

Amounts due from related parties
The following table represents amounts due from related parties as of the dates listed:

	As of September 30,
	2016	2015
Managed REITs:
GOV	$6,165	$3,506
HPT	7,800	6,990
SIR	7,190	4,741
SNH	9,733	6,853
	30,888	22,090
Managed Operators:
Five Star	291	1,361
Sonesta	5	16
TA	711	821
	1,007	2,198
Other Client Companies:
AIC	21	22
RIF	17	—
ABP Trust	683	122
	721	144
	$32,616	$24,432
The non‑cash distribution to ABP Trust prior to the Up‑C Transaction included $28,306 of amounts due from related parties as of that date.
As noted above, EQC ceased to be a related party to us as of March 25, 2014. There were no amounts due to us from EQC as of September 30, 2016 and 2015, respectively.
Leases
As of September 30, 2016, we leased from ABP Trust and certain Managed REITs office space for use as our headquarters and local offices under 22 different leases. During the fiscal years ended September 30, 2016, 2015 and 2014, we incurred rental expense under related party leases aggregating $4,213, $4,120 and $3,866, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated.
In addition to the related party leases described in the preceding paragraph, we leased office space from EQC during the fiscal year ended September 30, 2014. During the fiscal year ended September 30, 2014, we incurred rental expense under the EQC leases aggregating approximately $618.
The Up‑C Transaction.
On June 5, 2015, we were a party to a transaction with ABP Trust and the Managed REITs, or the Up‑C Transaction.
In anticipation of the Up‑C Transaction, the Members and RMR LLC transferred certain assets and made certain adjustments to their businesses as follows: (i) our Founders contributed their 100.0% ownership of RMR Advisors and RMR Intl to ABP Trust, and ABP Trust contributed these ownership interests to RMR LLC; (ii) all of the shares of the Managed REITs, RIF and AIC owned by RMR LLC were distributed by RMR LLC to ABP Trust; (iii) certain cash and cash equivalents,

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

including cash that had been paid or contributed to RMR LLC by ABP Trust in 2014, were distributed to ABP Trust; (iv) RMR LLC entered into a new business management agreement and an amended property management agreement with ABP Trust and an amended business management agreement with Sonesta; (v) in connection with these new and amended management agreements, certain employees of RMR LLC and personal property (including property used by the transferred employees) which RMR LLC determined would not be required for its continuing business were transferred to ABP Trust and sold to Sonesta for proceeds of $1,335; and (vi) all intercompany advances between ABP Trust and RMR LLC were settled in cash in advance of the Up‑C Transaction.
In the Up‑C Transaction: (a) ABP Trust contributed $11,520 in cash to RMR Inc. which RMR Inc. subsequently contributed to RMR LLC; (b) GOV contributed 700,000 of its common shares and $3,917 in cash to RMR Inc., HPT contributed 1,490,000 of its common shares and $12,622 in cash to RMR Inc., SIR contributed 880,000 of its common shares and $15,880 in cash to RMR Inc. and SNH contributed 2,345,000 of its common shares and $13,967 in cash to RMR Inc.; (c) RMR Inc. issued 1,000,000 Class B‑1 Common Shares and 15,000,000 Class B‑2 Common Shares to ABP Trust; (d) RMR Inc. issued 1,541,201 Class A Common Shares to GOV, 5,019,121 Class A Common Shares to HPT, 3,166,891 Class A Common Shares to SIR and 5,272,787 Class A Common Shares to SNH; (e) ABP Trust delivered to RMR Inc. 15,000,000 of the 30,000,000 Class A Units of RMR LLC it then owned; and (f) RMR Inc. delivered to ABP Trust the shares and cash which had been contributed to RMR Inc. by the Managed REITs. Pursuant to the transaction agreements, the Managed REITs agreed to distribute approximately half of our Class A Common Shares they acquired in the Up‑C Transaction to their respective shareholders as a special distribution, and we agreed to facilitate this distribution by filing a registration statement with the Securities and Exchange Commission, or SEC, to register those Class A Common Shares to be distributed and by seeking a listing of those shares on a national stock exchange. During the period June 5 to September 30, 2015, RMR LLC incurred $5,454 of general and administrative expenses related to the Up‑C Transaction.
As part of the Up‑C Transaction and concurrently with entering into the transaction agreements, on June 5, 2015, the following additional agreements were entered into:

•
Amendment and Restatement of Managed REIT Management Agreements. RMR LLC and each of the Managed REITs entered into an amended and restated business management agreement and an amended and restated property management agreement, which amended and restated their preexisting business and property management agreements and extended them for renewing 20 year terms.

•
ABP Trust Registration Rights Agreements. RMR Inc. entered into a registration rights agreement with ABP Trust pursuant to which ABP Trust received demand and piggyback registration rights, subject to certain limitations, covering the Class A Common Shares, including the shares received on conversion of Class B-1 Common Shares or redemption of the paired Class B-2 Common Shares and Class A Units of RMR LLC.

•
Managed REIT Registration Rights Agreements. RMR Inc. entered into a registration rights agreement with each Managed REIT covering the Class A Common Shares that it received in the Up-C Transaction, pursuant to which the Managed REIT received demand and piggyback registration rights, subject to certain limitations.

•
Founders Registration Rights and Lock-Up Agreements. Our Founders and ABP Trust entered into a Registration Rights and Lock-Up Agreement with each Managed REIT with respect to each Managed REITs' common shares pursuant to which ABP Trust and our Founders each agreed not to transfer the Managed REITs' common shares acquired in the Up-C Transaction for a period of ten years, subject to certain exceptions, and ABP Trust and our Founders received demand and piggyback registration rights from the Managed REITs, subject to certain limitations.

•
Tax Receivable Agreement. RMR Inc. and RMR LLC entered into a tax receivable agreement with ABP Trust that provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.'s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

As a result of the Up‑C Transaction, RMR LLC became a subsidiary of RMR Inc., RMR Inc. became the Managing Member of RMR LLC and each Managed REIT became the owner of more than 5.0% of the outstanding Class A Common Shares of RMR Inc.
In the Up‑C Transaction, the Managed REITs contributed cash and shares of the Managed REITs with a combined value of $167,764 to RMR Inc. For accounting purposes, these common shares were valued at the NYSE trading closing price of these shares on the date of the Up‑C Transaction, or $121,378. In addition, for purposes of GAAP, we concluded that the consideration received from the Managed REITs for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares. As a result, we recorded $193,806 in other assets under ASC 605‑50, Consideration Given to a Customer. The consideration received from the Managed REITs was allocated to the 15,000,000 Class A Common Shares and the 20 year management agreements under the relative selling price method in accordance with ASC 605‑25, Multiple Element Arrangements, using our best estimate of selling price for each of the deliverables. The other assets of $193,806 is being amortized against revenue recognized related to the management agreements with the Managed REITs using the straight line method through the period ended December 31, 2035. For the fiscal years ended September 30, 2016 and 2015, we reduced revenue $9,416 and $2,999, respectively, related to the amortization of these other assets. As of September 30, 2016, the remaining amount of these other assets to be amortized was $181,391.
We recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the purchase of the 15,000,000 Class A Units of RMR LLC described above as a deferred tax asset in the consolidated financial statements. The Tax Receivable Agreement resulted in an aggregate $65,834 of amounts payable. The amounts we recorded for our obligations under the Tax Receivable Agreement related to the purchase of the 15,000,000 Class A Units are estimates. Future redemptions of RMR LLC’s Class A Units, if and when they occur, will be accounted for in a similar manner. The term of the Tax Receivable Agreement commenced on June 5, 2015 and will continue until all such tax benefits have been utilized or expired, unless the Tax Receivable Agreement is terminated upon a change of control or upon certain breaches of the agreement that we fail to cure in accordance with the terms of the agreement. During the fiscal year ended September 30, 2016, we paid $905 to ABP Trust pursuant to the Tax Receivable Agreement. As of September 30, 2016, our consolidated balance sheet reflects a liability related to the tax receivable agreement of $64,929.
Under the RMR LLC Operating Agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the assumed tax liabilities of its members. For the fiscal year ended September 30, 2016, pursuant to the RMR LLC Operating Agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $63,095, of which $32,562 was distributed to us and $30,533 was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The $32,562 distributed to us was eliminated in our consolidated financial statements, and the $30,533 distributed to ABP Trust was recorded as a reduction of its noncontrolling interest. We used funds from this distribution for payment of certain U.S. federal and state income tax liabilities. We also expect to use funds from this distribution to pay our obligations under the Tax Receivable Agreement.
Distribution and Ownership of Our Class A Shares
On December 14, 2015, each of GOV, HPT, SIR and SNH completed the pro rata distribution to holders of record of its common shares on November 27, 2015, of 768,032, 2,515,344, 1,580,055 and 2,635,379 Class A Common Shares, respectively. As a shareholder of SIR, GOV received 441,056 Class A Common Shares in this distribution. As a shareholder of each of the Managed REITs, ABP Trust received 90,564 Class A Common Shares in this distribution. In addition to their beneficial ownership of the Class A Common Shares received by ABP Trust in this distribution, Adam Portnoy and Barry Portnoy also received 9,938 and 19,283 Class A Common Shares, respectively, in this distribution. As of September 30, 2016, GOV, HPT, SIR and SNH owned 1,214,225, 2,503,777, 1,586,836 and 2,637,408 Class A Common Shares, respectively.
Tender Offer for Shares of Five Star by Certain Related Persons
On November 11, 2016, a subsidiary of ABP Trust, ABP Acquisition LLC, purchased 17,999,999 shares of Five Star common stock at $3.00 per share pursuant to a public tender offer. Following this purchase, our Founders, ABP Trust and ABP Acquisition LLC collectively own 18,339,621 shares of Five Star common stock, or approximately 36.8% of Five Star’s outstanding common stock as of such date.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

ABP Acquisition LLC, ABP Trust and our Founders obtained conditional consents from Five Star of certain ownership limitations under Five Star’s organizational documents, and consents were obtained from SNH under its leases, management or other agreements with Five Star and from Five Star’s lenders under Five Star’s revolving credit agreement to permit ABP Acquisition LLC’s purchase of the Five Star common stock in the tender offer.
In connection with ABP Acquisition LLC’s purchase of the Five Star common stock, ABP Trust, ABP Acquisition LLC and our Founders also entered into a consent, standstill, registration rights and lock-up agreement with Five Star pursuant to which ABP Trust, ABP Acquisition LLC and our Founders each agreed not to transfer, except for certain permitted transfers as provided therein, any shares of Five Star common stock acquired after October 2, 2016, including shares acquired in the tender offer but not including shares issued to Barry M. Portnoy or Adam D. Portnoy under a Five Star equity compensation plan, for a lock-up period of up to ten years. They also each agreed, for a period of ten years, not to engage, and to cause their controlled affiliates (a term which includes us and our subsidiaries) not to engage, in certain activities involving Five Star without the approval of the Five Star board of directors, including not to make or seek to effect any tender or exchange offer, merger or other business combination, or extraordinary transaction involving Five Star or a sale of all or a substantial portion of Five Star’s consolidated assets or solicit proxies to vote any voting securities of Five Star or encourage others to take any of the restricted activities. This consent, standstill, registration rights and lock-up agreement also provides ABP Trust, ABP Acquisition LLC and our Founders with certain demand and piggy-back registration rights with respect to certain shares of Five Star common stock, at any time after the lock-up period described above, subject to specified terms and conditions.
Other
The Managed REITs and Managed Operators award grants of common shares directly to certain of our officers and employees in connection with the provision of management services to those companies. For a description of the accounting implications to us of these share awards, please see Note 2, Summary of Significant Accounting Policies.
The compensation of senior executives of the Managed Operators, who are also employees or officers of RMR LLC, is the sole responsibility of the party to or on behalf of which the individual renders services. In the past, because at least 80.0% of each of these executives' business time was devoted to services to the Managed Operator, 80.0% of their total cash compensation was paid by the Managed Operator and the remainder was paid by RMR LLC.
We participate in a combined directors’ and officers’ liability insurance policy for primary coverage, including errors and omissions coverage, with companies to which we provide management services. We paid premiums of $176, $152 and $147 for this coverage for the policy years ending September 30, 2016, 2015 and 2014, respectively. We paid a premium of $202 for this coverage for the policy year ending September 30, 2017. In September 2016, we participated in a one year extension of this combined directors’ and officers’ insurance policy through September 2018. Our premium for this policy extension was approximately $111.
For the period October 1, 2013 through June 5, 2015, amounts were periodically advanced and repaid between ABP Trust and its then 100.0% owned subsidiary RMR LLC. These advances were due on demand without interest. Since June 5, 2015, no advances have been made or were outstanding between ABP Trust and RMR LLC. During the period October 1, 2013 through June 5, 2015, our Founders periodically made loans for working capital to RMR LLC, which loans were due on demand and accrued interest at the minimum monthly adjustable federal rate required for tax reporting. Since June 5, 2015 no such loans have been made by our Founders to RMR LLC or were outstanding. Loans for $57,000 made by our Founders to RMR LLC were outstanding for limited periods during the fiscal year ended September 30, 2014; and interest on these loans of $144 was paid to our Founders during the fiscal year ended September 30, 2014.
Relationships Between Client Companies
Several of our Client Companies have material historical and ongoing relationships with other Client Companies. As of September 30, 2016: HPT owned 8.8% of the outstanding common shares of TA; SNH owned 8.6% of the outstanding common stock of Five Star; GOV owned 27.9% of the outstanding common shares of SIR; and each of ABP Trust, the Managed REITs, Five Star and TA owned 14.3% of AIC. HPT is TA’s principal landlord and TA is HPT’s largest tenant, operating travel center locations owned by HPT pursuant to long term leases. SNH is Five Star’s principal landlord and Five Star is SNH’s largest tenant and manager of senior living communities, operating senior living communities owned by SNH pursuant to long term agreements. Sonesta managed 33 of HPT’s U.S. hotels pursuant to long term management agreements. Several of the

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

independent trustees and independent directors of our publicly owned Client Companies also serve as independent trustees or independent directors of other publicly owned Client Companies.

Note  7. Shareholders’ Equity
Common Shares
RMR Inc.’s authorized capital stock consists of 31,600,000 shares of Class A Common Shares, 1,000,000 Class B‑1 Common Shares and 15,000,000 Class B‑2 Common Shares.
Class A Common Shares—In the Up‑C Transaction, the Managed REITs contributed cash and equity interests in the Managed REITs with a combined fair value of $167,764 and received 15,000,000 shares of RMR Inc.’s Class A Common Shares. We recorded an increase of $15 to the par value of Class A Common Shares and $361,570 to additional paid in capital. The increase in the par value and additional paid in capital represents the combination of the cash, the fair value of the Managed REITs’ shares and the additional consideration received from the Managed REITs as described above in Note 6, Related Person Transactions. Class A Common Shares entitle holders to one vote for each share held of record on all matters submitted to a vote of shareholders. The additional authorized 600,000 Class A Common Shares represent the shares reserved for issuance under our 2016 Omnibus Equity Plan, or our 2016 Plan.
Class B‑1 Common Shares—In the Up‑C Transaction, ABP Trust contributed $11,520 in cash to RMR Inc. and RMR Inc. issued the 1,000,000 Class B‑1 Common Shares to ABP Trust. We recorded an increase of $1 to the par value of Class B‑1 Common Shares and $11,519 to additional paid in capital. Class B‑1 Common Shares entitle holders to ten votes for each share on all matters submitted to a vote of shareholders. Each Class B‑1 Common Share may, at the option of its holder, be converted into a Class A Common Share, on a one for one basis.
Class B‑2 Common Shares—In the Up‑C Transaction, we issued 15,000,000 Class B‑2 Common Shares to ABP Trust, which are paired with the 15,000,000 RMR LLC Class A Units owned by ABP Trust and have no independent economic interest in RMR Inc. We paid $167,764 to ABP Trust in exchange for 15,000,000 Class A Units of RMR LLC and recognized a deemed distribution of $165,796 as a result of recording the 15,000,000 RMR LLC Class A Units at ABP Trust’s carrying value because this transaction was considered to be between entities under common control.  The deemed distribution represents the consideration of $167,764, the issuance of the Class B‑2 Common Shares ($15 of par value) less the historical basis of $1,983 in the portion of RMR LLC sold to RMR Inc. Class B‑2 Common Shares are entitled to ten votes for each share on all matters submitted to a vote of shareholders. The Class A Units may, at the option of the holder, be redeemed for Class A Common Shares on a one to one basis, and upon such redemption our Class B‑2 Common Shares that are paired with the Class A Units are automatically cancelled. RMR Inc. has the option to settle the redemption in cash. Holders of our Class A Common Shares, Class B‑1 Common Shares and Class B‑2 Common Shares vote together as a single class on all matters submitted to a vote of our common shareholders except as required by law and except for amendments to our charter that materially and adversely affect a single class of common shares, in which case, the affected class of shares shall have the right to vote separately on such amendments.
Issuances
On March 9, 2016, under our 2016 Plan, we granted 2,500 of our Class A Common Shares valued at $23.27 per share, the closing price of our Class A Common Shares on the Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our then three Independent Directors as part of their annual compensation. These Class A Common Shares awarded to our Independent Directors vested immediately. In connection with the grant of Class A Common Shares to our Independent Directors, and as required by the RMR LLC Operating Agreement, RMR LLC concurrently issued 7,500 Class A Units to RMR Inc.
On September 15, 2016, pursuant to our 2016 Plan, we granted an aggregate of 77,200 of our Class A Common Shares valued at $37.84 per share, the closing price of our Class A Common Shares on the Nasdaq on that day, to our Managing Directors and certain of our officers and employees. The 2,500 Class A Common Shares granted to each of our Managing Directors in their capacities as Managing Directors vested immediately and the 72,200 Class A Common Shares awarded to our officers and employees (including the Class A Common Shares granted to our Managing Directors in their capacities as our officers and employees) vest in five equal annual installments beginning on the date of the grant. In connection with the grant of

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

Class A Common Shares to our Managing Directors and our officers and employees, and as required by the RMR LLC Operating Agreement, RMR LLC concurrently issued 77,200 Class A Units to RMR Inc.
The value of the shares granted to our Managing Directors and Independent Directors are included in general and administrative expense in our consolidated financial statements. Shares granted to our officers and employees are included in compensation and benefits expense in our consolidated financial statements.
In the fiscal year ended September 30, 2016, officers and employees who were recipients of our share awards were permitted to elect to have us withhold the number of their then vesting common shares with a fair market value sufficient to fund the minimum required tax withholding obligations with respect to their vesting share awards in satisfaction of those tax withholding obligations. In September 2016, we acquired through this share withholding process 2,268 Class A Common Shares with an aggregate value of $91, which is reflected as a decrease to shareholders' equity in our consolidated balance sheets. In connection with the acquisition of 2,268 Class A Common Shares, and as required by the RMR LLC Operating Agreement, RMR LLC concurrently acquired 2,268 Class A Units from RMR Inc.
A summary of shares granted and vested under the terms of our 2016 Plan for the year ended September 30, 2016, is as follows:

		Weighted
		Average
		Grant Date
	Number of shares	Fair Value
Unvested shares, beginning of year	—	$—
Shares granted	84,700	36.55
Shares repurchased	(2,268)	40.25
Shares vested, net of shares repurchased	(24,672)	33.41
Unvested shares, end of year	57,760	$37.84
The 57,760 unvested shares as of September 30, 2016 are scheduled to vest in annual installments of 14,440 shares in each of fiscal 2017, 2018, 2019 and 2020. As of September 30, 2016, the estimated future compensation expense for the unvested shares was $2,186 based on grant date fair value of these shares. The weighted average period over which this compensation expense will be recorded is approximately 24 months. During the fiscal year ended September 30, 2016, we recorded general and administrative expenses of $364 and compensation and benefits expenses of $569 related to awards we made under our 2016 Plan. At September 30, 2016, 517,568 of our common shares remained available for issuance under our 2016 Plan.
Distributions
On December 15, 2015, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.5260 per Class A Common Share and Class B-1 Common Share, or $8,416. This dividend was paid to our shareholders of record as of the close of business on November 25, 2015, which included the Managed REITs and ABP Trust. The amount of this dividend was calculated as $0.25 per share per quarter pro rata for the period June 5, 2015 to December 14, 2015. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.5260 per unit, or $16,306, of which $8,416 was distributed to us based on our then aggregate ownership of 16,000,000 membership units of RMR LLC and $7,890 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
On May 19, 2016, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.2993 per Class A Common Share and Class B-1 Common Share, or $4,791. This dividend was paid to our shareholders of record as of the close of business on April 25, 2016. The amount of this dividend was calculated as $0.25 per share for the quarter ended March 31, 2016, plus a pro rata dividend in respect of the period from December 14, 2015 through and including December 31, 2015. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.2993 per unit, or $9,280, of which $4,791 was distributed to us based on our then aggregate ownership of 16,007,500 membership units of RMR LLC and $4,489 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

On August 18, 2016, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,002. This dividend was paid to our shareholders of record as of the close of business on July 22, 2016. The amount of this dividend was calculated as $0.25 per share for the quarter ended June 30, 2016. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,752, of which $4,002 was distributed to us based on our then aggregate ownership of 16,007,500 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
On November 17, 2016, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,021. This dividend was paid to our shareholders of record as of the close of business on October 21, 2016. The amount of this dividend was calculated as $0.25 per share for the quarter ended September 30, 2016. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,771, of which $4,021 was distributed to us based on our aggregate ownership of 16,082,432 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.

Note 8.  Per Common Share Amounts
Earnings per common share reflects net income attributable to RMR Inc. divided by our weighted average common shares outstanding. Basic and diluted weighted average common shares outstanding represents our 15,082,432 Class A Common Shares and our 1,000,000 Class B‑1 Common Shares. Our Class B‑2 Common Shares, which are paired with ABP Trust’s Class A Units, have no independent economic interest in RMR Inc.
The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one for one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, our Class B‑2 Common Share “paired” with such unit is cancelled for no additional consideration. If all outstanding Class A Units were redeemed for our Class A Common Shares in the periods presented our Class A Common Shares outstanding would have been 31,082,432. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the period presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti‑dilutive.
Note  9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the years ended September 30, 2016 and 2015, is derived as follows:

	Year Ended September 30,
	2016	2015
Income before income tax expense and equity in earnings of investee	$146,934	$82,154
Add: RMR Inc. franchise tax expense and interest income	589	147
Add: equity in earnings of investee	—	115
Less: incentive fee allocable to ABP Trust	(26,611)	—
Less: net income attributable to ABP Trust before June 5, 2015	—	(58,580)
Net income before non-controlling interest	120,912	23,836
Less: non-controlling interest	(58,510)	(11,538)
Net income attributable to RMR Inc. before income tax expense	62,402	12,298
Less: income tax expense attributable to RMR Inc.	(24,573)	(4,848)
Less: RMR Inc. franchise tax expense and interest income	(589)	(147)
Net income attributable to RMR Inc.	$37,240	$7,303
Net income attributable to the non-controlling interest includes 100.0% of the income earned by RMR LLC prior to the Up-C Transaction, when RMR LLC was 100.0% owned by ABP Trust.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

Note 10. Cumulative Other Comprehensive Income (Loss)
The following table presents a roll forward of amounts recognized in cumulative other comprehensive income (loss) by component for the fiscal years ended September 30, 2016, 2015 and 2014:

	Unrealized	Equity in
	Gain (Loss)	Unrealized	Foreign
	On Available	Gain (Loss)	Currency
	For Sale	of An	Translation
	Securities	Investee	Adjustments	Total
Balances as of September 30, 2013	$—	$32	$(80)	$(48)
Other comprehensive income (loss) before reclassifications	(37)	56	(125)	$(106)
Amounts reclassified from cumulative other comprehensive income (loss) to net income (loss)	—	(32)	—	(32)
Net current period other comprehensive income (loss)	(37)	24	(125)	(138)
Balances as of September 30, 2014	(37)	56	(205)	(186)
Other comprehensive income (loss) before reclassifications	(54)	35	(252)	(271)
Net current period other comprehensive income (loss)	(54)	35	(252)	(271)
Reorganization of equity structure	—	—	646	646
Reductions for securities sold during the period	91	—	—	91
Investments distributed to ABP Trust during the period	—	(91)	—	(91)
Balances as of September 30, 2015	$—	$—	$189	$189
Other comprehensive income before reclassifications	—	—	19	19
Amounts reclassified from cumulative other comprehensive income to net income	—	—	—	—
Net current period other comprehensive income	—	—	19	19
Balances as of September 30, 2016	$—	$—	$208	$208

Note 11. Employee Benefits
We have established a defined contribution savings plan for eligible employees under the provisions of U.S. Internal Revenue Code Section 401(k) whereby we contribute 100.0% of the first 3.0% and 50.0% of the next 2.0% of an employee’s cash compensation contributed to the plan up to stated maximums. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Employees’ contributions and our related matching contributions are fully vested when made. Our plan contributions and expenses for the fiscal years ended September 30, 2016, 2015 and 2014 were $1,557, $1,326 and $2,542, respectively.

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
Pursuant to the Termination and Cooperation Agreement, RMR LLC assisted EQC in the transition of EQC’s management and operations through February 28, 2015, and EQC paid RMR LLC $1,200 per month for transition services from October 1, 2014 to February 28, 2015. Also, we continued to provide certain services for EQC in Australia until October 31, 2015 and earned $58 during the fiscal year ended September 30, 2016 for these services.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

Note 13. Commitments
We lease office space under operating leases. These leases generally contain fixed contractual rent changes and certain of the leases provide for operating expense reimbursements. We recognize rental expense on operating leases that contain fixed contractual rent changes on a straight line basis over the terms of the respective leases. As of September 30, 2016, we had 33 leases that expire at various dates through 2025. We incurred rental expense for the fiscal years ended September 30, 2016, 2015 and 2014 of $4,650, $4,426 and $4,581, respectively, including non‑cash straight line rent expense of $328, $48 and $70, respectively. Rental expense is included in general and administrative expenses in our consolidated statements of comprehensive income. Certain of these leases also provide us with options to extend the respective terms of the leases. The future scheduled minimum lease payments under the terms of these leases as of September 30, 2016 are as follows (per fiscal year ended September 30):

2017	$3,957
2018	4,027
2019	3,647
2020	3,227
2021	3,134
Thereafter	12,317
$30,309
Some of the foregoing leases are with related parties. As of September 30, 2016, $26,499 of our future scheduled minimum lease payments are for our principal executive offices, which are leased from an affiliate of ABP Trust pursuant to a ten year lease agreement ending in 2025. For more information about these related party leases, see Note 6, Related Person Transactions, above..

Note 14. Indebtedness
During the fiscal year ended September 30, 2014, RMR LLC had a $2,000 unsecured demand line of credit with RBS Citizens National Association, or Citizens, that accrued interest on outstanding balances, if any, at the prime rate, which was renewed periodically and had no stated maturity. ABP Trust guaranteed the amounts outstanding under this line of credit. There were no borrowings outstanding for the fiscal year ended September 30, 2014, and this line of credit expired in July 2014.
During the fiscal years ended September 30, 2015 and 2014, RMR LLC had unconditionally guaranteed revolving lines of credit to certain subsidiaries of ABP Trust made available by U.S. Bank National Association, or U.S. Bank, and Citizens for up to $57,500 and $36,650, respectively. As of September 30, 2014, there were no amounts outstanding under these credit facilities. The credit facility with Citizens expired in February 2015. Effective May 1, 2015, RMR LLC’s guarantee of the U.S. Bank credit facility agreement was released. Our financial statements for the fiscal years ended September 30, 2015 and 2014 do not reflect any amounts in connection with these guarantees.
As reported in Note 6, Related Person Transactions, above, during the periods prior to June 5, 2015, amounts periodically were advanced and repaid between ABP Trust and its then 100.0% owned subsidiary RMR LLC, and our Founders periodically made loans for working capital to RMR LLC.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

Note 15. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the table below, All Other Operations includes the operations of RMR Inc., RMR Advisors, Tremont Advisors and RMR Intl.

	Fiscal Year Ended September 30, 2016
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$226,602	$58	$226,660
Reimbursable payroll and related costs	37,660	—	37,660
Advisory services	—	2,620	2,620
Total revenues	264,262	2,678	266,940
Expenses
Compensation and benefits	90,872	1,113	91,985
Separation costs	1,358	—	1,358
General and administrative	23,678	1,451	25,129
Depreciation and amortization	1,703	65	1,768
Total expenses	117,611	2,629	120,240
Operating income	146,651	49	146,700
Interest and other income	223	11	234
Income before income tax expense	146,874	60	146,934
Income tax expense	(1)	(24,572)	(24,573)
Net income (loss)	$146,873	$(24,512)	$122,361

Total Assets:	$277,802	$59,729	$337,531
_____________________________________________________________ _______________

(1)	Intersegment revenues of $1,806 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the consolidated financial statements.

	Fiscal Year Ended September 30, 2015
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$161,903	$423	$162,326
Reimbursable payroll and related costs	28,230	—	28,230
Advisory services	—	2,380	2,380
Total revenues	190,133	2,803	192,936
Expenses
Compensation and benefits	81,886	1,570	83,456
Separation costs	116	—	116
General and administrative	25,892	643	26,535
Depreciation expense	2,117	—	2,117
Total expenses	110,011	2,213	112,224
Operating income	80,122	590	80,712
Interest and other income	1,668	64	1,732
Unrealized gains (losses) attributable to changes in fair value of stock
accounted for under the fair value option	(317)	27	(290)
Income before income tax expense and equity in earnings of investee	81,473	681	82,154
Income tax expense	60	(4,908)	(4,848)
Equity in earnings of investee	115	—	115
Net income (loss)	$81,648	$(4,227)	$77,421

Total Assets:	$255,531	$48,361	$303,892
_____________________________________________________________ _______________

(1)	Intersegment revenues of $752 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands)

	Fiscal Year Ended September 30, 2014
		All Other
Revenues	RMR LLC(1)	Operations	Total
Management services	$217,014	$1,739	$218,753
Reimbursable payroll and related costs	64,049	—	64,049
Advisory services	—	2,244	2,244
Total revenues	281,063	3,983	285,046
Expenses
Compensation and benefits	125,780	2,061	127,841
Members profit sharing	116,000	—	116,000
Separation costs	2,330	—	2,330
General and administrative	21,125	832	21,957
Depreciation expense	2,446	—	2,446
Total expenses	267,681	2,893	270,574
Operating income	13,382	1,090	14,472
Interest and other income	428	69	497
Unrealized gains (losses) attributable to changes in fair value of stock
accounted for under the fair value option	(4,603)	47	(4,556)
Income before income tax expense and equity in earnings of investee	9,207	1,206	10,413
Income tax expense	(1)	(279)	(280)
Equity in earnings of investee	160	—	160
Net income	$9,366	$927	$10,293

Total Assets:	$281,533	$5,690	$287,223
_____________________________________________________________ _______________

(1)	Intersegment revenues of $1,276 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the consolidated financial statements.

Note 16. Separation Costs
We recognized separation costs for the fiscal years ended September 30, 2016, 2015 and 2014, of $1,358, $116 and $2,330, respectively, in connection with employment termination costs.

Note 17. Acquisition Activity
We recognize identifiable assets acquired and liabilities assumed in a business combination at their estimated fair values at the acquisition date. Other items we evaluate in a business combination include identifiable intangible assets and goodwill. Contingent consideration obligations are recognized as of the acquisition date at fair value based on the probability that the contingency will be realized. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Acquisition related costs in connection with a business combination are expensed as incurred.
On August 5, 2016, RMR LLC acquired the Tremont business for total cash consideration of $2,466, excluding transaction costs. For the fiscal year ended September 30, 2016, we recognized $840 of acquisition related costs in connection with this business combination. We believe that the Tremont business represents a new platform providing both a growth opportunity and diversification of our operations, and that the commercial real estate finance business represents an appropriate expansion of our existing operations. We accounted for this acquisition as a business combination in accordance with ASC 805.

The sellers of the Tremont business, pursuant to our asset purchase agreement with them, also have the right to receive an “earn out” over the two year period ending August 5, 2018, based on a portion of payments that we receive from a specified part of the historical Tremont business, for which we recorded estimated contingent consideration of $1,270. The maximum value of this contingency is $3,979. The purchase accounting for this acquisition has been completed.

The following table summarizes the allocation of the purchase price for this acquisition:

	Fair Value	Useful Life (Years)
Customer relationships	$1,150	9.64
Goodwill	2,295	—
Contingent consideration	(1,270)	—
Working capital	291	—
Cash consideration	$2,466
For the period from August 5, 2016 to September 30, 2016, we made payments of contingent consideration to the sellers of the Tremont business of $13. The remaining contingent consideration as of September 30, 2016 was $1,257 and is included in accounts payable, accrued expenses and deposits on our consolidated balance sheet.
The net carrying amount of intangible assets as of September 30, 2016 was $1,085, net of $65 of amortization expense recognized in fiscal year 2016. Future amortization of our intangible assets for each of the next five years is as follows:

2017	$624
2018	87
2019	51
2020	47
2021	42
The $2,295 of goodwill arising from this acquisition is included within all other operations in our segment footnote. Goodwill arising from this acquisition is deductible for tax purposes.

Note 18. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for our fiscal years 2016 and 2015 (dollars in thousands, except per share amounts):

	2016
	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
Total revenues	$110,130	(1)	$48,333	$52,211	$56,266
Net income	$70,379		$15,748	$17,402	$18,832
Net income available for common shareholders	$17,054		$6,114	$6,698	$7,374
Net income available for common shareholders per share	$1.07		$0.38	$0.42	$0.46
Common distributions declared	$0.5260		$—	$0.2993	$0.25
____________________________________________________________________________
(1) Includes incentive business management fee revenue of $62,263.

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$46,836	$49,810	$48,179	$48,111
Net income	$19,648	$25,183	$16,273	$16,317
Net income available for common shareholders	$—	$—	$970	$6,333
Net income available for common shareholders per share	$—	$—	$0.06	$0.40
Common distributions declared	$—	$—	$—	$—

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RMR GROUP INC.
By:	/s/ Adam D. Portnoy
Adam D. Portnoy
Managing Director, President and Chief Executive Officer and Director
Dated:	December 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam D. Portnoy	Managing Director, President and Chief Executive Officer and Director (principal executive officer)	December 15, 2016
Adam D. Portnoy

/s/ Matthew P. Jordan	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 15, 2016
Matthew P. Jordan

/s/ Barry M. Portnoy	Managing Director and Director	December 15, 2016
Barry M. Portnoy

/s/ Ann Logan	Independent Director	December 15, 2016
Ann Logan

/s/ Walter C. Watkins, Jr.	Independent Director	December 15, 2016
Walter C. Watkins, Jr.