Form 10-Q
period 2016-12-31
RMR GROUP INC.
filed 2017-02-09
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
OR
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

As of February 8, 2017, there were 15,082,432 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.
FORM 10-Q
December 31, 2016

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	December 31,	September 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$74,829	$65,833
Due from related parties	74,458	24,862
Prepaid and other current assets	5,883	4,690
Total current assets	155,170	95,385

Furniture and equipment	5,040	5,024
Leasehold improvements	1,077	1,077
Capitalized software costs	4,250	4,250
Total property and equipment	10,367	10,351
Accumulated depreciation	(6,918)	(6,549)
	3,449	3,802
Due from related parties, net of current portion	7,855	7,754
Equity method investment	436	—
Goodwill	1,859	2,295
Intangible assets, net of amortization	900	1,085
Deferred tax asset	43,961	45,819
Other assets, net of amortization	179,037	181,391
Total assets	$392,667	$337,531

Liabilities and Equity
Current liabilities:
Accounts payable, accrued expenses and deposits	$30,203	$20,579
Due to related parties	360	—
Total current liabilities	30,563	20,579
Long term portion of deferred rent payable, net of current portion	850	778
Amounts due pursuant to tax receivable agreement, net of current portion	62,029	62,029
Employer compensation liability, net of current portion	7,855	7,754
Total liabilities	101,297	91,140

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,082,432 shares
issued and outstanding	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	94,404	94,266
Retained earnings	68,053	44,543
Cumulative other comprehensive income	77	83
Cumulative common distributions	(21,230)	(17,209)
Total shareholders’ equity	141,335	121,714
Noncontrolling interest	150,035	124,677
Total equity	291,370	246,391
Total liabilities and equity	$392,667	$337,531
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2016	2015
Revenues
Management services	$95,134	$102,059
Reimbursable payroll and related costs	9,150	7,490
Advisory services	1,010	581
Total revenues	105,294	110,130
Expenses
Compensation and benefits	23,232	21,304
General and administrative	5,841	6,675
Depreciation and amortization	555	483
Total expenses	29,628	28,462
Operating income	75,666	81,668
Interest and other income	207	25
Income before income tax expense	75,873	81,693
Income tax expense	(15,673)	(11,314)
Net income	60,200	70,379
Net income attributable to noncontrolling interest	(36,690)	(53,325)
Net income attributable to RMR Inc.	$23,510	$17,054

Other comprehensive income (loss):
Foreign currency translation adjustments	$(11)	$9
Other comprehensive income (loss)	(11)	9
Comprehensive income	60,189	70,388
Comprehensive income attributable to noncontrolling interest	(36,685)	(53,329)
Comprehensive income attributable to RMR Inc.	$23,504	$17,059

Weighted average common shares outstanding - basic	16,025	16,000
Weighted average common shares outstanding - diluted	16,028	16,000

Net income attributable to RMR Inc. per common share - basic and diluted	$1.46	$1.07

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(dollars in thousands)
(unaudited)

						Cumulative
	Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Distributions	Equity	Interest	Equity
Balance at September 30, 2016	$15	$1	$15	$94,266	$44,543	$83	$(17,209)	$121,714	$124,677	$246,391
Share grants	—	—	—	138	—	—	—	138	—	138
Net income	—	—	—	—	23,510	—	—	23,510	36,690	60,200
Tax distributions to Member	—	—	—	—	—	—	—	—	(7,577)	(7,577)
Common share distributions	—	—	—	—	—	—	(4,021)	(4,021)	(3,750)	(7,771)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)	(5)	(11)
Balance at December 31, 2016	$15	$1	$15	$94,404	$68,053	$77	$(21,230)	$141,335	$150,035	$291,370

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$60,200	$70,379
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	555	483
Straight line office rent	72	102
Amortization expense related to other asset	2,354	2,354
Deferred income taxes	1,858	344
Operating expenses paid in RMR Inc. common shares	138	—
Contingent consideration liability	(100)	—
Changes in assets and liabilities:
Due from related parties	(50,716)	(37,789)
Prepaid and other current assets	(1,194)	(514)
Accounts payable, accrued expenses and deposits	10,861	5,711
Due to related parties	360	—
Incentive fee allocable to ABP Trust	—	(26,611)
Net cash from operating activities	24,388	14,459
Cash Flows from Investing Activities
Purchase of property and equipment	(34)	(806)
Net cash used in investing activities	(34)	(806)
Cash Flows from Financing Activities
Distributions to noncontrolling interest	(11,327)	(14,663)
Distributions to common shareholders	(4,021)	(8,416)
Net cash used in financing activities	(15,348)	(23,079)
Effect of exchange rate fluctuations on cash and cash equivalents	(10)	10
Increase (decrease) in cash and cash equivalents	8,996	(9,416)
Cash and cash equivalents at beginning of year	65,833	34,497
Cash and cash equivalents at end of year	$74,829	$25,081
Supplemental cash flow information
Income taxes paid	$7,518	$7,154
See accompanying notes.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 1. Basis of Presentation

The RMR Group Inc., or RMR Inc., a Maryland corporation incorporated on May 28, 2015, is a holding company, and substantially all of its business is conducted by its majority owned subsidiary The RMR Group LLC, or RMR LLC, a Maryland limited liability company. In these financial statements, unless otherwise indicated, “we,” us” and “our” refer to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC.

As of December 31, 2016, RMR Inc. owns 15,082,432 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent 51.7% of the economic interest of RMR LLC. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. ABP Trust, a Maryland statutory trust, beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Directors, owns 15,000,000 redeemable Class A Units, representing 48.3% of the economic interest of RMR LLC, which is presented as a noncontrolling interest within the condensed consolidated financial statements.

RMR LLC was founded in 1986 to manage public investments in real estate and, as of December 31, 2016, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC manages: Government Properties Income Trust, or GOV, a publicly traded real estate investment trust, or REIT, that primarily owns properties that are majority leased to the U.S. government and state governments; Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotel and travel center properties; Select Income REIT, or SIR, a publicly traded REIT that primarily owns properties that are net leased to single tenants, and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns healthcare, senior living and medical office buildings. Hereinafter, GOV, HPT, SIR and SNH are collectively referred to as the Managed REITs. RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Quality Care, Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, convenience stores with retail gas stations and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust and its subsidiaries. During the three months ended December 31, 2015, RMR LLC provided certain transition services to Equity Commonwealth, or EQC, a publicly traded REIT that primarily owns office properties.

RMR Advisors LLC, a Maryland limited liability company, or RMR Advisors, was founded in 2002. RMR Advisors is a wholly owned subsidiary of RMR LLC and is the adviser to RMR Real Estate Income Fund, or RIF. RIF is a closed end investment company focused on investing in real estate securities, including REITs and other dividend paying securities, but excluding our Client Companies, as defined below.

On August 5, 2016, we acquired certain assets of Tremont Realty Capital LLC, or the Tremont business, which specializes in commercial real estate finance, principally serving as an originator for financing transactions for commercial real estate owners and serving as adviser to a private fund created for an institutional investor and other separately managed accounts. As part of this transaction, Tremont Realty Advisors LLC, or Tremont Advisors, a wholly owned subsidiary of RMR LLC founded in 2016 and an investment advisor registered with the Securities and Exchange Commission, or SEC, was assigned the investment management contracts of the Tremont business. Tremont Advisors manages a private fund created for an institutional investor and other separately managed accounts that invest in commercial real estate debt, including secured mortgage debt, mezzanine financings and commercial real estate that may become owned by its clients.

RMR International LLC, a Maryland limited liability company, or RMR Intl, was founded in 2012. RMR Intl is a wholly owned subsidiary of RMR LLC whose sole business is holding the equity interests of RMR Australia Asset Management Pty Ltd, or RMR Australia, a company founded in 2012 to manage certain investments of a company then managed by RMR LLC in Australia. RMR Australia continues to hold an Australian financial services license granted by the Australian Securities &

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Investments Commission but has ceased operations subsequent to the termination of services being provided to EQC as of October 31, 2015.

In these financial statements, we refer to the Managed REITs, the Managed Operators, RIF, AIC, ABP Trust and the clients of the Tremont business as our Client Companies.

The accompanying condensed consolidated financial statements of RMR Inc. are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, or our Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation.

Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

Note 2. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. The main provision of ASU No. 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risk and rewards transfer to the customer. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a material impact on our consolidated financial statements as our revenue recognition is expected to be unchanged under this new guidance, including variable consideration attributable to incentive fees.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will become effective for fiscal years beginning after December 15, 2019. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have on our condensed consolidated financial statements.

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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Business Management and Incentive Fees—Managed REITs
We earn annual base business management fees from the Managed REITs pursuant to business management agreements equal to the lesser of:

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

The foregoing base business management fees are paid monthly in arrears, based on the lower of the Managed REIT’s monthly average historical costs of assets under management and average market capitalization during the month. For purposes of these fees, a Managed REIT’s assets under management do not include shares it owns of another Client Company.
We also have the ability to earn annual incentive business management fees from the Managed REITs under the business management agreements. The incentive business management fees are contingent performance based fees which are only recognized when earned at the end of each respective measurement period. The incentive fees are calculated for each Managed REIT as 12.0% of the product of (a) the equity market capitalization of the Managed REIT, as defined in the applicable business management agreement, and (b) the amount, expressed as a percentage, by which the Managed REIT’s total return per share, as defined in the applicable business management agreement, exceeded the benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, subject to caps on the values of the incentive fees. The measurement period for the annual incentive fee in respect of calendar year 2016 was the three year period that ended on December 31, 2016 and in respect of calendar year 2015 was the two year period that ended on December 31, 2015. The measurement period for the annual incentive fee in respect of the current calendar year and calendar years thereafter is the three year period ending on December 31 of the applicable calendar year.
For the three months ended December 31, 2016 and 2015, we earned aggregate base business management fees from the Managed REITs of $27,760 and $25,176, respectively, and aggregate incentive business management fees from the Managed REITs of $52,407 and $62,263, respectively. Incentive business management fees recognized as earned in the three months ended December 31, 2016 and 2015 were earned in respect of the 2016 and 2015 calendar years, respectively.
Business Management Fees—Managed Operators, ABP Trust and AIC
We earn business management fees from the Managed Operators and ABP Trust pursuant to business management agreements equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. These fees are estimated and payable monthly in advance. We earn business management fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. We earned aggregate business management fees from the Managed Operators, ABP Trust and AIC of $6,539 and $6,226 for the three months ended December 31, 2016 and 2015, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Property Management Fees
We earned property management fees pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements for property management services equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional property management fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $8,222 and $8,336 for the three months ended December 31, 2016 and 2015, respectively.
Reimbursable Payroll and Related Costs
Pursuant to certain of our management agreements, the companies to which we provide management services pay or reimburse us for expenses incurred on their behalf. In accordance with FASB Accounting Standards Codification, or ASC, 605, Revenue Recognition, we present certain payroll and related cost reimbursements we receive as revenue. A significant portion of these reimbursable payroll and related costs arise from services we provide pursuant to our property management agreements that are charged or passed through to and are paid by tenants of our Client Companies. We realized reimbursable payroll and related costs of $9,150 and $7,490 for the three months ended December 31, 2016 and 2015, respectively.
Our reimbursable payroll and related costs include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in the condensed consolidated statements of comprehensive income over the requisite service period. We record an equal offsetting amount as compensation and benefits expense for all of our reimbursable payroll and related cost revenues. We realized equity based compensation expense and related reimbursements for the three months ended December 31, 2016 and 2015, of $1,062 and $1,485, respectively.
We report all other expenses we incur on behalf of our Client Companies on a net basis, as the management agreements provide that reimbursable expenses are to be billed directly to the client. This net basis accounting method is supported by some or all of the following factors, which we have determined define us as an agent rather than a principal with respect to these matters:

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

Advisory Agreements and Other Services to Advisory Clients
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF. RMR Advisors earned advisory fees for the three months ended December 31, 2016 and 2015, of $606 and $581, respectively.
Tremont Advisors is compensated pursuant to its agreement with a private fund created for an institutional investor at an annual rate of 1.35% of the weighted average outstanding balance of all strategic investments, as defined in the agreement, of the private fund. Strategic investments include any direct or indirect participating or non-participating debt investment in certain real estate. Tremont Advisors is also party to loan servicing agreements with its other separately managed account clients. Under such agreements, Tremont Advisors is compensated at an annual rate of 0.50% of the outstanding principal balance of the outstanding loans. In certain circumstances, Tremont Advisors is also entitled to performance fees based on exceeding certain performance targets. Performance fees are realized when a separately managed account client’s cumulative returns are in excess of the contractual preferred return. Tremont Advisors did not earn any performance fees for the three

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

months ended December 31, 2016. The Tremont business also acts as transaction originators for non-investment advisory clients for negotiated fees. For the three months ended December 31, 2016, the Tremont business earned between 0.75% and 1.0% of the aggregate principal amounts of any loans so originated. We earned management services revenue of $206 and advisory services revenue of $404 for the three months ended December 31, 2016.
EQC Termination and Cooperation Agreement
We provided certain transition services for EQC in Australia and earned $58 for the three months ended December 31, 2015 for these services.

Note 4. Income Taxes
We are the sole managing member of RMR LLC. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. RMR Intl, RMR Advisors and Tremont Advisors are wholly owned disregarded subsidiaries of RMR LLC. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its wholly owned subsidiaries.
For the three months ended December 31, 2016 and 2015, we recognized income tax expense of $15,673 and $11,314, respectively, which includes $13,769 and $9,979, respectively, of U.S. federal income tax and $1,904 and $1,335, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended December 31,
	2016	2015
Income taxes computed at the federal statutory rate	35.0%	35.0%
State taxes, net of federal benefit	2.5%	1.7%
Net income attributable to noncontrolling interest	(16.9)%	(22.9)%
Total	20.6%	13.8%

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. We recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of December 31, 2016 and September 30, 2016, we have no uncertain tax positions.
Note 5. Fair Value of Financial Instruments
As of December 31, 2016 and September 30, 2016, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from and due to our Client Companies (reported on our condensed consolidated balance sheets as due from related parties and due to related parties) and accounts payable, accrued expenses and deposits, were not materially different from their carrying values, due to the short term nature of these financial instruments.

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
Level 1 Estimates

The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of December 31, 2016 and September 30, 2016:

	December 31,	September 30,
	2016	2016
Money market funds included in cash and cash equivalents	$70,141	$57,741
Current portion of due from related parties related to share based payment awards	3,857	4,977
Long term portion of due from related parties related to share based payment awards	7,855	7,754
Current portion of employer compensation liability related to share based payment awards included in accounts payable, accrued expenses and deposits	3,857	4,977
Long term portion of employer compensation liability related to share based payment awards	7,855	7,754

Level 3 Estimates

Contingent consideration liabilities are re-measured to fair value each reporting period using updated probabilities of payment. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Increases or decreases in probabilities of payment may result in significant changes in the fair value measurements.

In August 2016, we acquired the Tremont business for total cash consideration of $2,466, plus a potential obligation to pay up to an additional $1,270 over a two year period following the acquisition date based on a portion of the payments that we receive from a specified part of the historical Tremont business. The contingent consideration is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. The fair value of the contingent consideration as of December 31, 2016 and September 30, 2016 was $1,111 and $1,257, respectively.

On November 28, 2016, we were assigned the Tremont business's 0.5% general partnership interest in a private fund created for an institutional investor managed by the Tremont business. We account for this investment under the equity method of accounting and record our share of the investment's earnings each period.

Note 6. Related Person Transactions
As of December 31, 2016, our Managing Directors, own in aggregate, directly and indirectly through ABP Trust, (i) 140,933 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all of the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all of the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units. Our Managing Directors are also officers of RMR Inc. and officers of RMR LLC.

Our Managing Directors are also managing trustees of each of the Managed REITs. As of December 31, 2016, GOV, HPT, SIR and SNH owned 1,214,225; 2,503,777; 1,586,836 and 2,637,408 Class A Common Shares, respectively, and our Managing Directors owned, in aggregate, directly and indirectly through ABP Trust, 2.5% of GOV’s common shares, 1.4% of HPT’s outstanding common shares, 1.9% of SIR’s outstanding common shares and 1.3% of SNH’s outstanding common shares.

Barry M. Portnoy is a managing director of Five Star and of TA and, as of December 31, 2016, our Managing Directors owned in aggregate, directly and indirectly through ABP Trust, less than one percent of TA's outstanding common shares and

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

37.0% of Five Star’s outstanding common shares. Our Managing Directors are also the owners and directors of Sonesta and are directors of AIC.

All of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are also officers of RMR LLC.
Additional information about our related person transactions appears in Note 7 below.
Revenues from Related Parties
For the three months ended December 31, 2016 and 2015, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended December 31,
	2016		2015
	$	%	$	%
Managed REITs:
GOV	$8,225	7.8%	$7,211	6.5%
HPT	62,728	59.6%	71,823	65.2%
SIR	10,957	10.4%	9,723	8.8%
SNH	14,624	13.9%	13,422	12.2%
	96,534	91.7%	102,179	92.7%

Managed Operators:
Five Star	2,364	2.2%	2,412	2.2%
Sonesta	543	0.5%	484	0.4%
TA	3,806	3.6%	3,599	3.3%
	6,713	6.3%	6,495	5.9%

Other:
AIC	60	0.1%	60	0.1%
RIF	606	0.6%	581	0.5%
ABP Trust	771	0.7%	757	0.7%
	1,437	1.4%	1,398	1.3%
Total revenues from related parties	104,684	99.4%	110,072	99.9%
Other unrelated parties	610	0.6%	58	0.1%
	$105,294	100.0%	$110,130	100.0%

On December 31, 2016, RMR LLC earned a $52,407 incentive business management fee from HPT pursuant to our business management agreement with HPT. HPT paid this incentive fee to us in January 2017.

On December 31, 2015, RMR LLC earned a $62,263 incentive business management fee from HPT pursuant to our business management agreement with HPT. Under the RMR LLC Operating Agreement, ABP Trust was entitled to receive a pro rata share of any incentive business management fee earned by RMR LLC for the 2015 calendar year based on the number of days in 2015 to June 5, 2015, the effective date of the Up-C Transaction as defined below; the portion of the $62,263 incentive fee allocated solely to ABP Trust pursuant to this provision was $26,611. This $62,263 incentive fee was paid in January 2016.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Amounts Due From and Due To Related Parties
The following table represents amounts due from and due to related parties as of the dates listed:

	December 31,	September 30,
	2016	2016
Amounts due from:
Managed REITs:
GOV	$5,371	$6,165
HPT	60,038	7,800
SIR	6,494	7,190
SNH	8,500	9,733
	80,403	30,888

Managed Operators:
Five Star	484	291
Sonesta	16	5
TA	970	711
	1,470	1,007

Other Client Companies:
AIC	20	21
RIF	34	17
ABP Trust	386	683
	440	721
	$82,313	$32,616

Amounts due to:
RIF	$360	$—
	$360	$—

Leases
As of December 31, 2016, we leased from ABP Trust and certain Managed REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,050 and $1,072 for the three months ended December 31, 2016 and 2015, respectively.
The Up-C Transaction
On June 5, 2015, we, RMR LLC, our Managing Directors, ABP Trust and the Managed REITs participated in a transaction, which we refer to as the Up-C Transaction, by which, among other things, we issued Class A Common Shares to the Managed REITs. The Up-C Transaction was completed pursuant to individual transaction agreements among RMR LLC, ABP Trust, RMR Inc. and each Managed REIT. Pursuant to the transaction agreements, on December 14, 2015, GOV, HPT, SIR and SNH distributed 768,032; 2,515,344; 1,580,055 and 2,635,379 Class A Common Shares, respectively, to their respective shareholders, which represented approximately half of the Class A Common Shares that each received in the Up-C Transaction. We facilitated this distribution by filing a registration statement with the SEC to register the Class A Common Shares being distributed and by listing those shares on The NASDAQ Stock Market LLC.
Tax Related Payments
In the Up-C Transaction, we entered into the Tax Receivable Agreement with ABP Trust which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement. During the

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

three months ended December 31, 2016, we made no payments to ABP Trust pursuant to this agreement. As of December 31, 2016, our condensed consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $64,929, including $2,900 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2017.
Under the RMR LLC Operating Agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the assumed tax liabilities of its members. For the three months ended December 31, 2016, pursuant to the RMR LLC Operating Agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $15,700, of which $8,123 was distributed to us and $7,577 was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The $8,123 distributed to us was eliminated in our condensed consolidated financial statements, and the $7,577 distributed to ABP Trust was recorded as a reduction of its noncontrolling interest. We used funds from this distribution for payment of certain U.S. federal and state income tax liabilities. We also expect to use funds from this distribution to pay part of our obligations under the Tax Receivable Agreement.
Tender Offer for Shares of Five Star by Our Managing Directors

On November 11, 2016, our Managing Directors, through a subsidiary of ABP Trust, ABP Acquisition LLC, purchased 17,999,999 shares of Five Star common stock at $3.00 per share pursuant to a public tender offer. Following this purchase, our Managing Directors, ABP Trust and ABP Acquisition LLC collectively own 18,339,621 shares of Five Star common stock, or approximately 37.0% of Five Star’s outstanding common stock as of such date. In connection with and to permit this purchase, Five Star granted to ABP Acquisition LLC, ABP Trust and our Managing Directors a conditional exception from certain ownership limitations under Five Star’s organizational documents, SNH granted certain consents and waivers under its leases, management or other agreements with Five Star and Five Star’s lenders granted certain consents and waivers under Five Star’s revolving credit agreement. In addition, in connection with this purchase, ABP Trust, ABP Acquisition LLC and our Managing Directors also entered into a consent, standstill, registration rights and lock-up agreement with Five Star pursuant to which ABP Trust, ABP Acquisition LLC and our Managing Directors each agreed not to transfer, except for certain permitted transfers as provided therein, any shares of Five Star common stock acquired after October 2, 2016, including shares acquired in the tender offer but not including shares issued to our Managing Directors under a Five Star equity compensation plan, for a lock-up period of up to ten years. They also each agreed, for a period of ten years, not to engage, and to cause their controlled affiliates (a term which includes us and our subsidiaries) not to engage, in certain activities involving Five Star without the approval of the Five Star board of directors, including not to make or seek to effect any tender or exchange offer, merger or other business combination, or extraordinary transaction involving Five Star or a sale of all or a substantial portion of Five Star’s consolidated assets or solicit proxies to vote any voting securities of Five Star or encourage others to take any of the restricted activities. This consent, standstill, registration rights and lock-up agreement also provides ABP Trust, ABP Acquisition LLC and our Managing Directors with certain demand and piggy-back registration rights with respect to certain shares of Five Star common stock, at any time after the lock-up period described above, subject to specified terms and conditions.

Note 7. Shareholders’ Equity
On November 17, 2016, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,021. This dividend was paid to our shareholders of record as of the close of business on October 21, 2016. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,771, of which $4,021 was distributed to us based on our aggregate ownership of 16,082,432 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
On January 13, 2017, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of January 23, 2017, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,021. This dividend will be funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,771, of which $4,021 will be distributed to us based on our aggregate ownership of 16,082,432 membership units of RMR LLC and $3,750 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. We expect to pay this dividend on or about February 21, 2017.

Note 8. Per Common Share Amounts
Earnings per common share reflects net income attributable to RMR Inc. divided by our weighted average common shares outstanding. Basic and diluted weighted average common shares outstanding represents our 15,082,432 Class A Common

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Shares and our 1,000,000 Class B-1 Common Shares. Our Class B-2 Common Shares, which are paired with ABP Trust’s Class A Units, have no independent economic interest in RMR Inc. and thus are not included as common stock outstanding for purposes of calculating our net income attributable to RMR Inc. per share.

Unvested Class A Common Shares granted to our employees are deemed participating securities for purposes of calculating earnings per common share, as they maintain voting and dividend rights. We calculate earnings per share using the two-class method. Under the two-class method, we allocate earnings proportionally to common shares (excluding unvested Class A Common Shares) and unvested Class A Common Shares outstanding for the period. Earnings attributable to unvested Class A Common Shares are excluded from earnings per share under the two-class method as reflected in our condensed consolidated statements of comprehensive income.
The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended December 31,
	2016	2015
Basic EPS
Numerator:
Net income attributable to RMR Inc.	$23,510	$17,054
Income attributable to unvested participating securities	(84)	—
Net income attributable to RMR Inc. used in calculating basic EPS	$23,426	$17,054
Denominator:
Weighted average common shares outstanding - basic	16,025	16,000
Net income attributable to RMR Inc. per common share - basic	$1.46	$1.07

Diluted EPS
Numerator:
Net income attributable to RMR Inc.	$23,510	$17,054
Income attributable to unvested participating securities	(84)	—
Net income attributable to RMR Inc. used in calculating diluted EPS	$23,426	$17,054
Denominator:
Weighted average common shares outstanding - basic	16,025	16,000
Dilutive effect of incremental unvested shares	3	—
Weighted average common shares outstanding - diluted	16,028	16,000

Net income attributable to RMR Inc. per common share - diluted	$1.46	$1.07

The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one for one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, our Class B-2 Common Share “paired” with such unit is cancelled for no additional consideration. If all outstanding Class A Units were redeemed for our Class A Common Shares in the periods presented, our Class A Common Shares outstanding would have been 30,082,432. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three months ended December 31, 2016 and 2015, is calculated as follows:

	Three Months Ended December 31,
	2016	2015
Income before income tax expense	$75,873	$81,693
Add: RMR Inc. franchise tax expense and interest income	154	—
Less: incentive fee allocable to ABP Trust(1)	—	(26,611)
Net income before noncontrolling interest	76,027	55,082
Less: noncontrolling interest	(36,690)	(26,714)
Net income attributable to RMR Inc. before income tax expense	39,337	28,368
Less: income tax expense attributable to RMR Inc.	(15,673)	(11,314)
Less: RMR Inc. franchise tax expense and interest income	(154)	—
Net income attributable to RMR Inc.	$23,510	$17,054

(1) Pursuant to the Up-C Transaction, ABP Trust was entitled to receive a pro rata share of any incentive business management fee earned for the 2015 calendar year, based on the number of days in 2015 to June 5, 2015, the effective date of the Up-C Transaction. Accordingly, $26,611 of the incentive business management fee earned for the three months ended December 31, 2015 was allocated to ABP Trust.

Note 10. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, All Other Operations includes the operations of RMR Inc., RMR Advisors, Tremont Advisors and RMR Intl.

	Three Months Ended December 31, 2016
		All Other
	RMR LLC(1)	Operations	Total
Revenues
Management services	$95,134	$—	$95,134
Reimbursable payroll and related costs	9,150	—	9,150
Advisory services	—	1,010	1,010
Total revenues	104,284	1,010	105,294
Expenses
Compensation and benefits	22,688	544	23,232
General and administrative	5,690	151	5,841
Depreciation and amortization	369	186	555
Total expenses	28,747	881	29,628
Operating income	75,537	129	75,666
Interest and other income	99	108	207
Income before income tax expense	75,636	237	75,873
Income tax expense	—	(15,673)	(15,673)
Net income (loss)	$75,636	$(15,436)	$60,200

Total assets	$335,383	$57,284	$392,667
(1) Intersegment revenues of $531 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Three Months Ended December 31, 2015
		All Other
	RMR LLC(1)	Operations	Total
Revenues
Management services	$102,001	$58	$102,059
Reimbursable payroll and related costs	7,490	—	7,490
Advisory services	—	581	581
Total revenues	109,491	639	110,130
Expenses
Compensation and benefits	20,981	323	21,304
General and administrative	6,325	350	6,675
Depreciation and amortization	483	—	483
Total expenses	27,789	673	28,462
Operating income (loss)	81,702	(34)	81,668
Interest and other income	25	—	25
Income (loss) before income tax expense	81,727	(34)	81,693
Income tax expense	(1)	(11,313)	(11,314)
Net income (loss)	$81,726	$(11,347)	$70,379

Total assets	$307,200	$48,894	$356,094
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
OVERVIEW (dollar amounts in thousands)
RMR Inc. is a holding company; substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of December 31, 2016, the over 1,400 properties which RMR LLC manages are located in 48 states, Washington, DC, Puerto Rico and Canada and are principally owned by the Managed REITs.
Substantially all of our revenues are derived from providing business and property management services to our Client Companies. We also earn revenue from advisory and other services to RIF, a registered investment company, a private fund created for an institutional investor and other separately managed accounts.
Managed REITs
The base business management fees we earn from the Managed REITs are principally based upon the lower of (i) the historical cost of each REIT’s properties and (ii) each REIT’s total market capitalization. The property management fees we earn from the Managed REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers. The following table presents for each Managed REIT: a summary of its primary strategy and the lesser of the historical cost of its assets under management and its total market capitalization as of December 31, 2016 and 2015, as applicable:

		Historical Cost of Assets Under Management or
		Total Market Capitalization
		As of December 31,
REIT	Primary Strategy	2016	2015
GOV	Office buildings majority leased to government tenants	$2,199,723	$1,968,316
HPT	Hotels and travel centers	8,703,344	7,595,995
SIR	Lands and properties primarily leased to single tenants	4,625,559	4,162,048
SNH	Healthcare, senior living and medical office buildings	8,196,351	6,941,395
		$23,724,977	$20,667,754
Base business management fees payable to us by the Managed REITs are calculated monthly based upon the lesser of the average historical cost of each Managed REIT’s assets under management and its average total market capitalization, as calculated in accordance with the applicable business management agreement, for each month. A Managed REIT's historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed REIT’s historical cost of assets under management does not include the cost of shares it owns of another Client Company. A Managed REIT's average total market capitalization includes the average value of the Managed REIT's outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed REIT, the lesser of the historical cost of its assets under management and its total market capitalization as of the end of each period; however, as discussed above, we earn base business management fees calculated on the lesser of the average historical cost of each Managed REIT’s assets under management and its average total market capitalization for the month. Accordingly, the basis on which our base business management fees are calculated for the months of December 31, 2016 and 2015 in some instance differed from the basis at the end of the periods presented in the table above. As of December 31, 2016, the market capitalization was lower than the historical cost of assets under management for HPT and SIR. As of December 31, 2016, the historical cost of assets under management for HPT and SIR were $9,253,022 and $4,756,959, respectively. For GOV and SNH, the historical cost of assets under management was lower than average market capitalization as of December 31, 2016.

The revenues we earned from the Managed REITs for the three months ended December 31, 2016 and 2015 are set forth in the following tables:

	Three Months Ended December 31, 2016 (1)				Three Months Ended December 31, 2015 (1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
GOV	$2,692	$—	$2,338	$5,030	$2,535	$—	$2,133	$4,668
HPT	9,701	52,407	21	62,129	9,057	62,263	8	71,328
SIR	5,657	—	3,195	8,852	5,134	—	3,133	8,267
SNH	9,710	—	2,445	12,155	8,450	—	2,814	11,264
	$27,760	$52,407	$7,999	$88,166	$25,176	$62,263	$8,088	$95,527
(1) Includes base and incentive business management revenues and property management revenues, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs.
Managed Operators, AIC and ABP Trust
In addition to the business and property management services we provide to the Managed REITs, we provide business management services to the Managed Operators. Five Star operates senior living and healthcare facilities throughout the United States, many of which are owned by and leased from, or managed for, SNH. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of Sonesta’s U.S. hotels are owned by HPT. TA operates travel centers along the U.S. interstate highway system, many of which are owned by and leased from HPT, as well as convenience stores, gas stations and restaurants. In addition, we provide management services to certain other businesses, including ABP Trust and AIC. Generally, our fees earned from business management services to companies other than the Managed REITs are based on a percentage of certain revenues from the managed businesses. We also earn fees based upon rents collected for managing rental properties owned by ABP Trust and for managing TA’s headquarters building. Our revenues from services to the Managed Operators, AIC and ABP Trust were as follows(1):

	Three Months Ended December 31,
Company	2016	2015
Five Star	$2,284	$2,294
Sonesta	543	484
TA	3,625	3,350
AIC	60	60
ABP Trust	250	286
	$6,762	$6,474

(1) Includes business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs.

 RMR Advisors and Tremont Advisors
RMR Advisors provides advisory services to RIF, a registered closed end investment company, and earns fees based upon the fair market value of the gross assets owned by RIF, including assets acquired with the use of debt or other leverage. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $272,110 and $256,730 at December 31, 2016 and 2015, respectively. The advisory fees earned by RMR Advisors included in our revenue were $606 and $581 for the three months ended December 31, 2016 and 2015, respectively.
On August 5, 2016, we acquired the Tremont business, which specializes in commercial real estate finance, principally serving as an originator for financial transactions for commercial real estate owners and serving as an adviser to a private fund created for an institutional investor and other separately managed accounts. As part of this transaction, our wholly owned subsidiary, Tremont Advisors, an investment advisor registered with the SEC, was assigned the investment management contracts of the Tremont business. The Tremont business provides investment advisory services to, and may act as transaction originator for, its clients. We earned management services revenue of $206 and advisory services revenue of $404 for the three months ended December 31, 2016 from these services.
EQC
EQC is a publicly traded REIT that primarily owns office properties. RMR LLC provided certain transition services for EQC in Australia and earned fees for these services totaling $58 for the three months ended December 31, 2015.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain and increase the value of their businesses and to assist our Managed Operators to grow their businesses. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, the expectation that U.S. interest rates will continue to increase appears to be causing a general decrease in the value of securities of real estate businesses or in their value relative to other types of securities and investments, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.
At present we believe that the current low interest rates available for real estate purchase financing may be causing real estate valuations to exceed replacement cost for some properties in some markets, and property acquisitions should be undertaken on a selective basis. We also believe that because of the diversity of properties which our Client Companies own and operate there should be opportunities for growth in selected property types and locations and that we and our Client Companies should maintain financial flexibility using only reasonable amounts of debt so we and they will be able to take advantage of growth opportunities which come to our and their attention.
Please see “Risk Factors” in Item 1A of our Annual Report for a discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

RESULTS OF OPERATIONS (dollars in thousands)
When considering the financial data for the three months ended December 31, 2016 compared to the same period in 2015, readers should note that (i) RMR Inc. did not become a publicly owned company until December 14, 2015 when the Managed REITs distributed approximately half of our Class A Common Shares to their shareholders, and (ii) incentive business management fees earned in 2015 were apportioned based upon the pro rata number of days in 2015 after RMR Inc. began operating on June 5, 2015.
Three Months Ended December 31, 2016, Compared to the Three Months Ended December 31, 2015
The following table presents the changes in our operating results for the three months ended December 31, 2016 compared to the three months ended December 31, 2015:

	Three Months Ended December 31,
	2016	2015	$ Change	% Change
Revenues:
Management services	$95,134	$102,059	$(6,925)	(6.8)%
Reimbursable payroll and related costs	9,150	7,490	1,660	22.2%
Advisory services	1,010	581	429	73.8%
Total revenues	105,294	110,130	(4,836)	(4.4)%

Expenses:
Compensation and benefits	23,232	21,304	1,928	9.0%
General and administrative	5,841	6,675	(834)	(12.5)%
Depreciation and amortization	555	483	72	14.9%
Total expenses	29,628	28,462	1,166	4.1%
Operating income	75,666	81,668	(6,002)	(7.3)%
Interest and other income	207	25	182	728.0%
Income before income tax expense	75,873	81,693	(5,820)	(7.1)%
Income tax expense	(15,673)	(11,314)	(4,359)	(38.5)%
Net income	60,200	70,379	(10,179)	(14.5)%
Net income attributable to noncontrolling interest	(36,690)	(53,325)	16,635	31.2%
Net income attributable to RMR Inc.	$23,510	$17,054	$6,456	37.9%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended December 31, 2016, compared to the three months ended December 31, 2015.
Management services revenue. For the three months ended December 31, 2016 and 2015, we earned business and property management services revenue from the following sources:

	Three Months Ended December 31,
Source	2016	2015	Change
Managed REITs	$88,166	$95,527	$(7,361)
Managed Operators	6,452	6,128	324
Other Client Companies	516	346	170
EQC	—	58	(58)
Total	$95,134	$102,059	$(6,925)

Management services revenue decreased $6,925 primarily due to a decrease of $9,856 in incentive business management fees earned from HPT for calendar year 2016 compared to calendar year 2015, which amounts, if any, are recognized in our first fiscal quarter when the amounts for the calendar year become known and earned. This decrease in incentive business management fees was partially offset by an increase of $2,584 in base business management fees at the Managed REITs associated primarily with the growth in market capitalization of SNH, HPT and SIR.
Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue primarily includes amounts reimbursed to us by the Managed REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable payroll and related costs arises from services we provide that are paid or reimbursed to the Managed REITs by their tenants. Reimbursable payroll and related costs revenue for the three months ended December 31, 2016 and 2015 also includes recognition of non-cash share based compensation granted to some of our employees by certain of our Client Companies of $1,062 and $1,485, respectively. Reimbursable payroll and related costs revenue increased $1,660 due primarily to increases in the number of properties we manage for the Managed REITs since October 1, 2015, primarily due to the transition of properties previously managed by third parties, and the related increase in the number of our employees, and their associated compensation and benefits, as well as regular increases in employee compensation and benefits for which we receive reimbursement.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF, as well as the advisory services revenue the Tremont business earns from its clients. These fees increased by $429, primarily due to $404 of revenue earned by the Tremont business subsequent to our acquisition of that business in August 2016.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses, contributions related to our employee retirement plan and, in fiscal year 2016, the value of vested Class A Common Shares granted to certain of our employees under our 2016 Omnibus Equity Plan. Compensation and benefits expense for the three months ended December 31, 2016 and 2015 includes $1,062 and $1,485, respectively, of non-cash share based compensation granted to some of our employees by certain of our Client Companies. Compensation and benefits expense increased $1,928 primarily due to increased staffing as a result of increases in the number of properties we manage for the Managed REITs since October 1, 2015, primarily due to the transition of properties previously managed by third parties, and the related increase in the number of our employees, and their associated compensation and benefits, and the business growth of certain of our Managed Operators since October 1, 2015, as well as annual employee salary and benefits increases.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses and other administrative expenses. General and administrative expenses decreased $834 primarily due to $858 of transaction related costs associated with the Up-C Transaction recognized in the three months ended December 31, 2015, partially offset by increases in recurring costs related to our becoming a publicly traded company.
Depreciation and amortization. Depreciation expense increased $72 as a result of amortization of intangible assets related to our acquisition of the Tremont business in August 2016, partially offset by certain equipment and capitalized software becoming fully depreciated subsequent to October 1, 2015.
Interest and other income. Interest and other income increased $182 primarily due to a reduction in the contingent consideration liability recorded as part of our acquisition of the Tremont business in August 2016 due to revisions in the projected outcome of the related contingencies and higher cash balances invested during the three months ended December 31, 2016 compared to the three months ended December 31, 2015.
Income tax expense. The increase in income tax expense is primarily attributable to an increase in RMR Inc.'s allocable share of any taxable income of RMR LLC for the three months ended December 31, 2016 compared to three months ended December 31, 2015.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust. Net income attributable to noncontrolling interest for the three months ended December 31, 2015 includes $26,611 of the annual incentive business management fee for calendar year 2015 allocated to ABP Trust in accordance with the Up-C Transaction. See Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the Up-C transaction and the allocation of the annual incentive business management fees for calendar year 2015 to ABP Trust.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands, except per share amounts)
We regularly monitor our liquidity position, including cash and cash equivalents, working capital, outstanding commitments and other liquidity sources and requirements. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and also have original maturities of three months or less from the date of purchase. We currently intend to use cash and cash equivalents to fund our working capital needs, to pay our regular quarterly cash dividend and to fund possible new business ventures.

Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management and property management and advisory services fees. Our current liabilities have historically included accounts payable, accrued expenses and deposits, including accrued employee compensation. As of December 31, 2016 and September 30, 2016, we had cash and cash equivalents of $74,829 and $65,833, respectively, of which $6,606 and $6,012, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. As of December 31, 2016 and September 30, 2016, $70,141 and $57,741, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations for the three months ended December 31, 2016.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities, and we currently do not maintain any credit facilities under which borrowings are available to us. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC, our obligation to make payments to ABP Trust under the Tax Receivable Agreement, our plan to make quarterly distributions on our Class A Common Shares and Class B-1 Common Shares and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividends to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of each month or, in the case of annual incentive business management fees, within 30 days following each calendar year end as specified in our management agreements. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts.
We believe that our operating cash flow will be sufficient to meet our operating needs and commitments for the next 12 months and for the reasonably foreseeable future. During the three months ended December 31, 2016, we paid a quarterly cash dividend on our Class A Common Shares and Class B-1 Common Shares of $4,021. These dividends were funded by distributions from RMR LLC to holders of its membership units of $7,771, of which $4,021 was distributed to us based on our aggregate ownership of membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of membership units of RMR LLC. See Note 7, Shareholders' Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
On January 13, 2017, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,021. This dividend is payable to our shareholders of record as of January 23, 2017. This dividend will be funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,771, of which $4,021 will be distributed to us based on our aggregate ownership of 16,082,432 membership units of RMR LLC and $3,750 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. We expect to pay this dividend on or about February 21, 2017 with cash on hand.
For the three months ended December 31, 2016, pursuant to the RMR LLC Operating Agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $15,700, of which $8,123 was distributed to us and $7,577 was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage in RMR LLC. The $8,123 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $7,577 distributed to ABP Trust was recorded as a reduction of its noncontrolling interest. We expect to use these funds distributed to us to fund our tax liabilities and our obligations under the Tax Receivable Agreement described in Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows
Our changes in cash flows for the three months ended December 31, 2016 compared to the comparable prior year period were as follows: (i) cash provided from operating activities increased from $14,459 in the 2015 period to $24,388 in the 2016 period; (ii) cash used in investing activities decreased from $806 in the 2015 period to $34 in the 2016 period; and (iii) cash used in financing activities decreased from $23,079 in the 2015 period to $15,348 in the 2016 period. Exchange rate fluctuations in connection with our Australian business activities resulted in an increase of $10 and a decrease of $10 in the 2015 and 2016 periods, respectively.
The increase in cash provided by operating activities for the three months ended December 31, 2016, compared to the same period in 2015 primarily reflects the net effect of changes in our working capital activities between the two periods. The decrease in cash used in investing activities for the three months ended December 31, 2016 compared to the same period in 2015 was due primarily to the decrease in purchases of certain equipment and capitalized software in the 2016 period compared to the 2015 period. The decrease in cash used in financing activities for the three months ended December 31, 2016 compared to the same period in 2015 was primarily due to one quarterly distribution paid in the 2016 period compared to distributions for the longer period from June 5, 2015 to December 14, 2015 paid in the 2015 period.

Off Balance Sheet Arrangements
As of December 31, 2016 and September 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We have entered into the Tax Receivable Agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report. As of December 31, 2016, our condensed consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $64,929, of which we expect to pay $2,900 to ABP Trust during the fourth quarter of fiscal year 2017.
Market Risk and Credit Risk
We historically have not invested in derivative instruments, borrowed through issuing debt securities or transacted a significant part of our businesses in foreign currencies. As a result, we are not now subject to significant market risk related to interest rate changes, commodity price changes or credit risks; however, if any of these risks were to negatively impact our Client Companies’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change.
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
Exchange Rate Risk
During the periods presented in this Quarterly Report on Form 10-Q we were exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies could have an adverse effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities. In addition, in the 2015 period, certain reported amounts of our management and advisory revenue were affected by movements in the rate of exchange between the Australian dollar, based on which certain of our revenues were calculated, and the U.S. dollar, in which our financial statements are denominated. For the three months ended December 31, 2016 and 2015 the net impact of the fluctuation of foreign currencies included in other comprehensive income on our condensed consolidated statements of comprehensive income were expense of $11 and income of $9, respectively. We did not enter into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods. We do not believe these risks are material to us at this time, but they could become material if we or our Client Companies significantly expand our or their non-U.S. dollar business activities in the future.
Related Person Transactions
We have relationships and historical and continuing transactions with our Managing Directors and our Client Companies. For example, through their ownership of ABP Trust, our Managing Directors are our controlling shareholders and hold membership units of our subsidiary, RMR LLC; our Managing Directors serve as managing trustees of each Managed REIT and are the owners and directors of Sonesta; Mr. Barry M. Portnoy serves as managing director of Five Star and TA; we are a party to the Tax Receivable Agreement with ABP Trust; all of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are our officers and employees; and, as of December 31, 2016, the Managed REITs owned a majority of our outstanding Class A Common Shares. In addition, several of our Client Companies have material historical and ongoing relationships with our other Client Companies. For further information about these and other such relationships and related person transactions, please see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the SEC. Our filings with the SEC are available at the SEC’s website at www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative disclosures about market risk are set forth above in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk and Credit Risk.”

Item 4. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-15 and 15d-15. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. OUR FORWARD LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS, INTENTS AND EXPECTATIONS WITH RESPECT TO, AMONG OTHER THINGS, OUR OPERATIONS AND FINANCIAL PERFORMANCE. OUR FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF WORDS SUCH AS “OUTLOOK,” “BELIEVE,” “EXPECT,” “POTENTIAL,” “WILL,” “MAY,” “ESTIMATE,” “ANTICIPATE” AND DERIVATIVES OR NEGATIVES OF SUCH WORDS OR SIMILAR WORDS. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. ACCORDINGLY, THERE ARE OR WILL BE FACTORS THAT COULD CAUSE ACTUAL OUTCOMES OR RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED OR IMPLIED IN THESE STATEMENTS. WE BELIEVE THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING:

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

•	LITIGATION RISKS;

•	ALLEGATIONS OF ANY CONFLICTS OF INTEREST ARISING FROM OUR MANAGEMENT ACTIVITIES;

•	OUR ABILITY TO RETAIN THE SERVICES OF OUR MANAGING DIRECTORS AND OTHER KEY PERSONNEL; AND

•	RISKS ASSOCIATED WITH AND COSTS OF COMPLIANCE WITH LAWS AND REGULATIONS, INCLUDING SECURITIES REGULATIONS, EXCHANGE LISTING STANDARDS AND OTHER LAWS AND REGULATIONS AFFECTING PUBLIC COMPANIES.

FOR EXAMPLE:

•
WE HAVE A LIMITED NUMBER OF CLIENT COMPANIES. WE HAVE LONG TERM CONTRACTS WITH OUR MANAGED REITS; HOWEVER, THE OTHER CONTRACTS UNDER WHICH WE EARN OUR REVENUES ARE FOR SHORTER TERMS, AND THE LONG TERM CONTRACTS WITH OUR MANAGED REITS MAY BE TERMINATED IN CERTAIN CIRCUMSTANCES. THE TERMINATION OR LOSS OF ANY OF OUR MANAGEMENT CONTRACTS MAY HAVE A MATERIAL ADVERSE IMPACT UPON OUR REVENUES, PROFITS AND CASH FLOWS.

•
OUR MANAGEMENT FEES FROM OUR MANAGED REITS ARE CALCULATED BASED UPON THE LOWER OF EACH REIT’S COST OF ITS APPLICABLE ASSETS AND SUCH REIT’S MARKET CAPITALIZATION. OUR MANAGEMENT FEES FROM OUR MANAGED OPERATORS ARE CALCULATED BASED UPON CERTAIN REVENUES FROM EACH OPERATOR'S BUSINESS. ACCORDINGLY, OUR FUTURE REVENUES, INCOME AND CASH FLOWS WILL DECLINE IF THE BUSINESSES, ASSETS OR MARKET CAPITALIZATION OF OR FROM OUR CLIENT COMPANIES DECLINE.

•
THE FACT THAT WE EARNED SIGNIFICANT INCENTIVE BUSINESS MANAGEMENT FEES FROM ONE OF OUR MANAGED REITS FOR THE CALENDAR YEARS 2016 AND 2015 MAY IMPLY THAT WE WILL EARN AN INCENTIVE BUSINESS MANAGEMENT FEE FOR THE CALENDAR YEAR 2017 OR IN FUTURE YEARS. THE INCENTIVE BUSINESS MANAGEMENT FEES THAT WE MAY EARN FROM OUR MANAGED REITS ARE BASED UPON TOTAL RETURNS REALIZED BY THE REITS' SHAREHOLDERS COMPARED TO THE TOTAL SHAREHOLDERS RETURN OF CERTAIN IDENTIFIED INDICES. WE HAVE ONLY LIMITED CONTROL OVER THE TOTAL RETURNS REALIZED BY SHAREHOLDERS OF THE MANAGED REITS AND EFFECTIVELY NO CONTROL OVER INDEXED TOTAL RETURNS. THERE CAN BE NO ASSURANCE THAT WE WILL EARN INCENTIVE BUSINESS MANAGEMENT FEES IN THE FUTURE.

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
WE HAVE BASED OUR FORWARD LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS ABOUT FUTURE EVENTS THAT WE BELIEVE MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. BECAUSE FORWARD LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED, OUR FORWARD LOOKING STATEMENTS SHOULD NOT BE RELIED ON AS PREDICTIONS OF FUTURE EVENTS. THE EVENTS AND CIRCUMSTANCES REFLECTED IN OUR FORWARD LOOKING STATEMENTS MAY NOT BE ACHIEVED OR OCCUR AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED IN OUR FORWARD LOOKING STATEMENTS. THE ISSUES DISCUSSED IN THIS WARNING SHOULD NOT BE CONSTRUED AS EXHAUSTIVE AND SHOULD BE READ IN CONJUNCTION WITH THE OTHER CAUTIONARY STATEMENTS THAT ARE INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE DEVELOPMENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW.

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
101.1
The following materials from RMR Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

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

Dated: February 9, 2017