Form 10-Q
period 2017-03-31
RMR GROUP INC.
filed 2017-05-10
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2017, there were 15,094,557 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.
FORM 10-Q
March 31, 2017

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	March 31,	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$133,057	$65,833
Due from related parties	21,353	24,862
Prepaid and other current assets	7,033	4,690
Total current assets	161,443	95,385

Furniture and equipment	4,397	5,024
Leasehold improvements	1,094	1,077
Capitalized software costs	3,741	4,250
Total property and equipment	9,232	10,351
Accumulated depreciation	(5,802)	(6,549)
	3,430	3,802
Due from related parties, net of current portion	7,826	7,754
Equity method investment	271	—
Goodwill	1,859	2,295
Intangible assets, net of amortization	754	1,085
Deferred tax asset	43,323	45,819
Other assets, net of amortization	176,683	181,391
Total assets	$395,589	$337,531

Liabilities and Equity
Current liabilities:
Accounts payable, accrued expenses and deposits	$33,262	$20,579
Total current liabilities	33,262	20,579
Long term portion of deferred rent payable, net of current portion	916	778
Amounts due pursuant to tax receivable agreement, net of current portion	62,029	62,029
Employer compensation liability, net of current portion	7,826	7,754
Total liabilities	104,033	91,140

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,094,557 and
15,082,432 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	95,123	94,266
Retained earnings	74,936	44,543
Cumulative other comprehensive income	82	83
Cumulative common distributions	(25,250)	(17,209)
Total shareholders’ equity	144,922	121,714
Noncontrolling interest	146,634	124,677
Total equity	291,556	246,391
Total liabilities and equity	$395,589	$337,531

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenues
Management services	$43,258	$39,014	$138,392	$141,073
Reimbursable payroll and related costs	10,034	8,759	19,184	16,249
Advisory services	1,004	560	2,014	1,141
Total revenues	54,296	48,333	159,590	158,463
Expenses
Compensation and benefits	24,549	21,561	47,781	42,865
General and administrative	7,146	6,488	12,987	13,163
Depreciation and amortization	528	501	1,083	984
Total expenses	32,223	28,550	61,851	57,012
Operating income	22,073	19,783	97,739	101,451
Interest and other income	450	51	657	76
Income before income tax expense and equity in loss of investee	22,523	19,834	98,396	101,527
Income tax expense	(4,610)	(4,086)	(20,283)	(15,400)
Equity in loss of investee	(165)	—	(165)	—
Net income	17,748	15,748	77,948	86,127
Net income attributable to noncontrolling interest	(10,865)	(9,634)	(47,555)	(62,959)
Net income attributable to RMR Inc.	$6,883	$6,114	$30,393	$23,168

Other comprehensive income (loss):
Foreign currency translation adjustments	10	10	(1)	19
Other comprehensive income (loss)	10	10	(1)	19
Comprehensive income	17,758	15,758	77,947	86,146
Comprehensive income attributable to noncontrolling interest	(10,870)	(9,639)	(47,555)	(62,968)
Comprehensive income attributable to RMR Inc.	$6,888	$6,119	$30,392	$23,178

Weighted average common shares outstanding - basic	16,025	16,002	16,025	16,001
Weighted average common shares outstanding - diluted	16,042	16,002	16,036	16,001

Net income attributable to RMR Inc. per common share - basic and diluted	$0.43	$0.38	$1.89	$1.45

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(dollars in thousands)
(unaudited)

						Cumulative
	Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Distributions	Equity	Interest	Equity
Balance at September 30, 2016	$15	$1	$15	$94,266	$44,543	$83	$(17,209)	$121,714	$124,677	$246,391
Share grants, net	—	—	—	857	—	—	—	857	—	857
Net income	—	—	—	—	30,393	—	—	30,393	47,555	77,948
Tax distributions to Member	—	—	—	—	—	—	—	—	(18,098)	(18,098)
Common share distributions	—	—	—	—	—	—	(8,041)	(8,041)	(7,500)	(15,541)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)	—	(1)
Balance at March 31, 2017	$15	$1	$15	$95,123	$74,936	$82	$(25,250)	$144,922	$146,634	$291,556

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$77,948	$86,127
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,083	984
Straight line office rent	138	182
Amortization expense related to other asset	4,708	4,708
Deferred income taxes	2,496	780
Operating expenses paid in RMR Inc. common shares	875	175
Contingent consideration liability	(360)	—
Equity in loss of investee	165	—
Changes in assets and liabilities:
Due from related parties	1,193	(5,063)
Prepaid and other current assets	(2,343)	(1,141)
Accounts payable, accrued expenses and deposits	15,238	11,754
Incentive fee allocable to ABP Trust	—	(26,611)
Net cash from operating activities	101,141	71,895
Cash Flows from Investing Activities
Purchase of property and equipment	(277)	(950)
Net cash used in investing activities	(277)	(950)
Cash Flows from Financing Activities
Distributions to noncontrolling interest	(25,598)	(26,474)
Distributions to common shareholders	(8,041)	(8,416)
Net cash used in financing activities	(33,639)	(34,890)
Effect of exchange rate fluctuations on cash and cash equivalents	(1)	16
Increase in cash and cash equivalents	67,224	36,071
Cash and cash equivalents at beginning of year	65,833	34,497
Cash and cash equivalents at end of year	$133,057	$70,568
Supplemental cash flow information
Income taxes paid	$16,551	$13,000

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

As of March 31, 2017, RMR Inc. owns 15,094,557 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent 51.8% of the economic interest of RMR LLC as of March 31, 2017. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. ABP Trust, a Maryland statutory trust, beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Directors, owns 15,000,000 redeemable Class A Units, representing 48.2% of the economic interest of RMR LLC as of March 31, 2017, which is presented as a noncontrolling interest within the condensed consolidated financial statements.

RMR LLC was founded in 1986 to manage public investments in real estate and, as of March 31, 2017, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC manages: Government Properties Income Trust, or GOV, a publicly traded real estate investment trust, or REIT, that primarily owns properties that are majority leased to the U.S. government and state governments; Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotel and travel center properties; Select Income REIT, or SIR, a publicly traded REIT that primarily owns properties that are leased to single tenants, and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns healthcare, senior living and medical office buildings. Hereinafter, GOV, HPT, SIR and SNH are collectively referred to as the Managed REITs. RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, convenience stores with retail gas stations and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust and its subsidiaries. During the six months ended March 31, 2016, RMR LLC provided certain transition services to Equity Commonwealth, or EQC, a publicly traded REIT that primarily owns office properties.

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

On August 5, 2016, we acquired certain assets of Tremont Realty Capital LLC, or the Tremont business, which principally originates and manages real estate debt and debt like financings and serves as adviser to a private fund created for an institutional investor and other separately managed accounts. As part of this transaction, Tremont Realty Advisors LLC, or Tremont Advisors, a wholly owned subsidiary of RMR LLC founded in 2016 and an investment advisor registered with the Securities and Exchange Commission, or SEC, was assigned the investment management contracts of the Tremont business. Tremont Advisors manages a private fund created for an institutional investor and other separately managed accounts that invest in commercial real estate debt, including secured mortgage debt, mezzanine financings and commercial real estate that may become owned by its clients.

RMR International LLC, a Maryland limited liability company, or RMR Intl, was founded in 2012. RMR Intl is a wholly owned subsidiary of RMR LLC whose sole business is holding the equity interests of RMR Australia Asset Management Pty Ltd, or RMR Australia, a company founded in 2012 to manage certain investments of a company then managed by RMR LLC in Australia. RMR Australia continues to hold an Australian financial services license granted by the Australian Securities & Investments Commission but has ceased operations subsequent to the termination of services being provided to EQC as of October 31, 2015.

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

Note 2. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. The main provision of ASU No. 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risk and rewards transfer to the customer. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a material impact on our condensed consolidated financial statements as our revenue recognition is expected to be unchanged under this new guidance, including variable consideration attributable to incentive fees.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will become effective for fiscal years beginning after December 15, 2019. We are continuing to assess this guidance, but we have not historically experienced credit losses from our Client Companies and do not expect the adoption of ASU No. 2016-13 to have a material impact on our condensed consolidated financial statements.

In January, 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other. This update simplifies the calculation of an impairment to goodwill by removing the requirement of allocating a reporting unit’s fair value (including unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. ASU No. 2017-04 is effective for reporting periods beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of ASU No. 2017-04 to have a material impact on our condensed consolidated financial statements.

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
We also may earn annual incentive business management fees from the Managed REITs under the business management agreements. The incentive business management fees are contingent performance based fees which are only recognized when earned at the end of each respective measurement period. The incentive fees are calculated for each Managed REIT as 12.0% of the product of (a) the equity market capitalization of the Managed REIT, as defined in the applicable business management agreement, and (b) the amount, expressed as a percentage, by which the Managed REIT’s total return per share, as defined in the applicable business management agreement, exceeded the benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, subject to caps on the values of the incentive fees. The measurement period for the annual incentive fee in respect of calendar year 2016 was the three year period that ended on December 31, 2016 and in respect of calendar year 2015 was the two year period that ended on December 31, 2015. The measurement period for the annual incentive fee in respect of the current calendar year and calendar years thereafter is the three year period ending on December 31 of the applicable calendar year.
We earned aggregate base business management fees from the Managed REITs of $28,413 and $24,829 for the three months ended March 31, 2017 and 2016, respectively, and $56,173 and $50,005 for the six months ended March 31, 2017 and 2016, respectively. We earned aggregate incentive business management fees from the Managed REITs of $52,407 and $62,263 for the six months ended March 31, 2017 and 2016, respectively, all of which was earned during the three months ended December 31, 2016 and 2015, respectively. Incentive business management fees recognized as earned in the six months ended March 31, 2017 and 2016 were earned in respect of the 2016 and 2015 calendar years, respectively.
Business Management Fees—Managed Operators, ABP Trust and AIC
We earn business management fees from the Managed Operators and ABP Trust pursuant to business management agreements equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. These fees are estimated and payable monthly in advance. We earn business management fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. We earned aggregate business management fees from the Managed Operators, ABP

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Trust and AIC of $6,183 and $6,091 for the three months ended March 31, 2017 and 2016, respectively, and $12,722 and $12,317 for the six months ended March 31, 2017 and 2016, respectively.
Property Management Fees
We earned property management fees pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements for property management services equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional property management fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $8,629 and $8,094 for the three months ended March 31, 2017 and 2016, respectively, and $16,851 and $16,430 for the six months ended March 31, 2017 and 2016, respectively.
Reimbursable Payroll and Related Costs
Pursuant to certain of our management agreements, the companies to which we provide management services pay or reimburse us for expenses incurred on their behalf. In accordance with FASB Accounting Standards Codification, or ASC, 605, Revenue Recognition, we present certain payroll and related cost reimbursements we receive as revenue. A significant portion of these reimbursable payroll and related costs arise from services we provide pursuant to our property management agreements that are charged or passed through to and are paid by tenants of our Client Companies. We realized reimbursable payroll and related costs of $10,034 and $8,759 for the three months ended March 31, 2017 and 2016, respectively, and $19,184 and $16,249 for the six months ended March 31, 2017 and 2016, respectively.
Our reimbursable payroll and related costs include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in the condensed consolidated statements of comprehensive income over the requisite service period. We record an equal offsetting amount as compensation and benefits expense for all of our reimbursable payroll and related cost revenues. We realized equity based compensation expense and related reimbursements of $1,432 and $1,358 for the three months ended March 31, 2017 and 2016, respectively, and $2,494 and $2,843 for the six months ended March 31, 2017 and 2016, respectively.
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

Advisory Agreements and Other Services to Advisory Clients
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF. RMR Advisors earned advisory fees of $607 and $560 for the three months ended March 31, 2017 and 2016, respectively, and $1,213 and $1,141 for the six months ended March 31, 2017 and 2016, respectively.
Tremont Advisors is compensated pursuant to its agreement with a private fund created for an institutional investor at an annual rate of 1.35% of the weighted average outstanding balance of all strategic investments, as defined in the agreement, of

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

the private fund. Strategic investments include any direct or indirect participating or non-participating debt investment in certain real estate. Tremont Advisors is also party to loan servicing agreements with its other separately managed account clients. Under such agreements, Tremont Advisors is compensated at an annual rate of 0.50% of the outstanding principal balance of the outstanding loans. In certain circumstances, Tremont Advisors is also entitled to performance fees based on exceeding certain performance targets. Performance fees are realized when a separately managed account client’s cumulative returns are in excess of the contractual preferred return. Tremont Advisors did not earn any performance fees for the three and six months ended March 31, 2017. The Tremont business also acts as transaction originators for non-investment advisory clients for negotiated fees. For the three and six months ended March 31, 2017, the Tremont business earned between 0.50% and 1.0% of the aggregate principal amounts of any loans so originated. For the three months ended March 31, 2017, we earned management services revenue of $33 and advisory services revenue of $397, and for the six months ended March 31, 2017, we earned management services revenue of $239 and advisory services revenue of $801.
EQC Termination and Cooperation Agreement
We provided certain transition services for EQC in Australia and earned zero and $58 for the three and six months ended March 31, 2016, respectively, for these services.

Note 4. Income Taxes
We are the sole managing member of RMR LLC. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. RMR Intl, RMR Advisors and Tremont Advisors are wholly owned disregarded subsidiaries of RMR LLC for income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its wholly owned subsidiaries.
For the three months ended March 31, 2017 and 2016, we recognized income tax expense of $4,610 and $4,086, respectively, which includes $4,050 and $3,645, respectively, of U.S. federal income tax and $560 and $441, respectively, of state income taxes. For the six months ended March 31, 2017 and 2016, we recognized income tax expense of $20,283 and $15,400, respectively, which includes $17,819 and $13,624, respectively, of U.S. federal income tax and $2,464 and $1,776, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Income taxes computed at the federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.4%	2.6%	2.5%	1.8%
Net income attributable to noncontrolling interest	(16.8)%	(17.0)%	(16.9)%	(21.6)%
Total	20.6%	20.6%	20.6%	15.2%

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. We recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of March 31, 2017 and September 30, 2016, we have no uncertain tax positions.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 5. Fair Value of Financial Instruments
As of March 31, 2017 and September 30, 2016, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from our Client Companies and accounts payable, accrued expenses and deposits, were not materially different from their carrying values, due to the short term nature of these financial instruments.
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
Level 1 Estimates

The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of March 31, 2017 and September 30, 2016:

	March 31,	September 30,
	2017	2016
Money market funds included in cash and cash equivalents	$123,909	$57,741
Current portion of due from related parties related to share based payment awards	2,661	4,977
Long term portion of due from related parties related to share based payment awards	7,826	7,754
Current portion of employer compensation liability related to share based payment awards included in accounts payable, accrued expenses and deposits	2,661	4,977
Long term portion of employer compensation liability related to share based payment awards	7,826	7,754

Level 3 Estimates

Contingent consideration liabilities are re-measured to fair value each reporting period using updated probabilities of payment. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Increases or decreases in probabilities of payment may result in significant changes in the fair value measurements.

In August 2016, we acquired the Tremont business for total cash consideration of $2,466, plus a potential obligation to pay up to an additional $1,270 over a two year period following the acquisition date based on a portion of the payments that we receive from a specified part of the historical Tremont business. The contingent consideration is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. The fair value of the contingent consideration as of March 31, 2017 and September 30, 2016 was $846 and $1,257, respectively.

On November 28, 2016, we were assigned the Tremont business's 0.5% general partnership interest in a private fund created for an institutional investor managed by the Tremont business. We account for this investment under the equity method of accounting and record our share of the investment's earnings or losses each period.

Note 6. Related Person Transactions
As of March 31, 2017, our Managing Directors own in aggregate, directly and indirectly through ABP Trust, (i) 146,048 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all of the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all of the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units. Our Managing Directors are also officers of RMR Inc. and officers of RMR LLC.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Our Managing Directors are also managing trustees of each of the Managed REITs. As of March 31, 2017, GOV, HPT, SIR and SNH owned 1,214,225; 2,503,777; 1,586,836 and 2,637,408 Class A Common Shares, respectively, and our Managing Directors beneficially owned, in aggregate, 2.5% of GOV’s common shares, 1.4% of HPT’s outstanding common shares, 1.9% of SIR’s outstanding common shares and 1.3% of SNH’s outstanding common shares.

Barry M. Portnoy is a managing director of Five Star and of TA. As of March 31, 2017, our Managing Directors beneficially owned, in aggregate, less than one percent of TA's outstanding common shares and 36.7% of Five Star’s outstanding common shares. Our Managing Directors are also the owners and directors of Sonesta and are directors of AIC.

All of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are also officers of RMR LLC.
Additional information about our related person transactions appears in Note 7 below.
Revenues from Related Parties
For the three and six months ended March 31, 2017 and 2016, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended March 31,				Six Months Ended March 31,
	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
Managed REITs:
GOV	$8,938	16.4%	$7,830	16.2%	$17,163	10.7%	$15,041	9.5%
HPT	10,792	19.9%	8,958	18.5%	73,520	46.1%	80,781	51.0%
SIR	11,062	20.4%	10,175	21.1%	22,019	13.8%	19,898	12.6%
SNH	15,156	27.9%	13,913	28.8%	29,780	18.7%	27,335	17.2%
	45,948	84.6%	40,876	84.6%	142,482	89.3%	143,055	90.3%

Managed Operators:
Five Star	2,403	4.4%	2,310	4.8%	4,767	3.0%	4,722	3.0%
Sonesta	531	1.0%	425	0.9%	1,074	0.7%	909	0.5%
TA	3,357	6.2%	3,347	6.9%	7,163	4.4%	6,946	4.4%
	6,291	11.6%	6,082	12.6%	13,004	8.1%	12,577	7.9%

Other:
AIC	60	0.1%	60	0.1%	120	—%	120	0.1%
RIF	607	1.1%	560	1.1%	1,213	0.8%	1,141	0.7%
ABP Trust	960	1.8%	755	1.6%	1,731	1.1%	1,512	1.0%
	1,627	3.0%	1,375	2.8%	3,064	1.9%	2,773	1.8%
Total revenues from related parties	53,866	99.2%	48,333	100.0%	158,550	99.3%	158,405	100.0%
Other unrelated parties	430	0.8%	—	—%	1,040	0.7%	58	—%
	$54,296	100.0%	$48,333	100.0%	$159,590	100.0%	$158,463	100.0%

On December 31, 2016, RMR LLC earned a $52,407 incentive business management fee from HPT pursuant to our business management agreement with HPT. HPT paid this incentive fee to us in January 2017.
In March 2017, RMR LLC entered into a management agreement with a subsidiary of SNH related to a medical office building located in Boston in connection with a joint venture arrangement for that building. Under that agreement, the SNH subsidiary pays RMR LLC certain business management fees, which fees are credited against the business management fees SNH pays to RMR LLC. We include these fees within the amount of business management fees we report as earned by RMR LLC from SNH.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

On December 31, 2015, RMR LLC earned a $62,263 incentive business management fee from HPT pursuant to our business management agreement with HPT. Under the RMR LLC operating agreement, ABP Trust was entitled to receive a pro rata share of any incentive business management fee earned by RMR LLC for the 2015 calendar year based on the number of days in 2015 to June 5, 2015; the portion of the $62,263 incentive fee allocated solely to ABP Trust pursuant to this provision was $26,611. This $62,263 incentive fee was paid in January 2016.

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates listed:

	March 31,	September 30,
	2017	2016
Managed REITs:
GOV	$5,458	$6,165
HPT	7,322	7,800
SIR	6,318	7,190
SNH	8,458	9,733
	27,556	30,888

Managed Operators:
Five Star	348	291
Sonesta	47	5
TA	658	711
	1,053	1,007

Other Client Companies:
AIC	20	21
RIF	73	17
ABP Trust	477	683
	570	721
	$29,179	$32,616

Leases
As of March 31, 2017, we leased from ABP Trust and certain Managed REITs office space for use as our headquarters and regional offices. We incurred rental expense under related party leases aggregating $1,059 and $1,041 for the three months ended March 31, 2017 and 2016, respectively, and $2,109 and $2,113 for the six months ending March 31, 2017 and 2016, respectively.
Tax Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. During the six months ended March 31, 2017, we made no payments to ABP Trust pursuant to this agreement. As of March 31, 2017, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $64,929, including $2,900 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2017.
Under the RMR LLC operating agreement, RMR LLC is required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the assumed tax liabilities of its members. For the six months ended March 31, 2017, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $37,500, of which $19,402 was distributed to us and $18,098 was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The $19,402 distributed to us was eliminated in our condensed

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

consolidated financial statements, and the $18,098 distributed to ABP Trust was recorded as a reduction of its noncontrolling interest. We used funds from these distributions for payment of certain U.S. federal and state income tax liabilities. We also expect to use funds from these distributions to pay part of our obligations under the tax receivable agreement.
Other Quarterly Distributions
In connection with dividends we declared and paid since October 1, 2016, RMR LLC made cash distributions to its members. See Note 7 for further information regarding these RMR LLC distributions.

Note 7. Shareholders’ Equity
Issuances
On March 29, 2017, under our equity compensation plan, we granted 2,500 of our Class A Common Shares valued at $48.20 per share, the closing price of our Class A Common Shares on the Nasdaq Stock Market LLC on that day, to each of our Managing Directors and Independent Directors as part of their annual compensation. These Class A Common Shares awarded to our Independent Directors vested immediately and are included in general and administrative expense in our condensed consolidated statements of comprehensive income. In connection with the grant of Class A Common Shares to our Managing Directors and Independent Directors, RMR LLC concurrently issued 12,500 Class A Units to RMR Inc., consistent with the terms of the RMR LLC operating agreement.
On March 29, 2017, we withheld 375 of the Class A Common Shares awarded to one of our Independent Directors to fund that Independent Director's resulting minimum required tax withholding obligation. The aggregate value of the withheld shares was $18, which is reflected as a decrease to shareholders' equity in our condensed consolidated balance sheet. In connection with the acquisition of 375 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 375 Class A Units from RMR Inc.
Distributions
On November 17, 2016, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,021. This dividend was paid to our shareholders of record as of the close of business on October 21, 2016. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,771, of which $4,021 was distributed to us based on our then aggregate ownership of 16,082,432 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
On February 21, 2017, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,020. This dividend was paid to our shareholders of record as of the close of business on January 23, 2017. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,770, of which $4,020 was distributed to us based on our then aggregate ownership of 16,082,432 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
On April 11, 2017, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of April 21, 2017, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,024. This dividend will be funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,774, of which $4,024 will be distributed to us based on our then aggregate ownership of 16,094,557 membership units of RMR LLC and $3,750 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. We expect to pay this dividend on or about May 18, 2017.

Note 8. Per Common Share Amounts
Earnings per common share reflects net income attributable to RMR Inc. divided by our weighted average common shares outstanding. Basic and diluted weighted average common shares outstanding represents our outstanding15,094,557 Class A Common Shares and our 1,000,000 Class B-1 Common Shares during the applicable periods. Our Class B-2 Common Shares, which are paired with ABP Trust’s Class A Units, have no independent economic interest in RMR Inc. and thus are not included as common stock outstanding for purposes of calculating our net income attributable to RMR Inc. per share.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Unvested Class A Common Shares granted to our employees are deemed participating securities for purposes of calculating earnings per common share, as they have dividend rights. We calculate earnings per share using the two-class method. Under the two-class method, we allocate earnings proportionately to vested Class A Common Shares, Class B Common Shares and unvested Class A Common Shares outstanding for the period. Earnings attributable to unvested Class A Common Shares are excluded from earnings per share under the two-class method as reflected in our condensed consolidated statements of comprehensive income.
The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Basic EPS
Numerator:
Net income attributable to RMR Inc.	$6,883	$6,114	$30,393	$23,168
Income attributable to unvested participating securities	(14)	—	(29)	—
Net income attributable to RMR Inc. used in calculating basic EPS	$6,869	$6,114	$30,364	$23,168
Denominator:
Weighted average common shares outstanding - basic	16,025	16,002	16,025	16,001
Net income attributable to RMR Inc. per common share - basic	$0.43	$0.38	$1.89	$1.45

Diluted EPS
Numerator:
Net income attributable to RMR Inc.	$6,883	$6,114	$30,393	$23,168
Income attributable to unvested participating securities	(14)	—	(29)	—
Net income attributable to RMR Inc. used in calculating diluted EPS	$6,869	$6,114	$30,364	$23,168
Denominator:
Weighted average common shares outstanding - basic	16,025	16,002	16,025	16,001
Dilutive effect of incremental unvested shares	17	—	11	—
Weighted average common shares outstanding - diluted	16,042	16,002	16,036	16,001

Net income attributable to RMR Inc. per common share - diluted	$0.43	$0.38	$1.89	$1.45

The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one for one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, our Class B-2 Common Share “paired” with such unit is cancelled for no additional consideration. If all outstanding Class A Units that we do not own were redeemed for our Class A Common Shares in the periods presented, our Class A Common Shares outstanding as of March 31, 2017, would have been 30,094,557. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three and six months ended March 31, 2017 and 2016, is calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Income before income tax expense	$22,523	$19,834	$98,396	$101,527
Add: RMR Inc. franchise tax expense and interest income	155	71	309	225
Less: equity in loss of investee	(165)	—	(165)	—
Less: incentive fee allocable to ABP Trust(1)	—	—	—	(26,611)
Net income before noncontrolling interest	22,513	19,905	98,540	75,141
Less: noncontrolling interest	(10,865)	(9,634)	(47,555)	(36,348)
Net income attributable to RMR Inc. before income tax expense	11,648	10,271	50,985	38,793
Less: income tax expense attributable to RMR Inc.	(4,610)	(4,086)	(20,283)	(15,400)
Less: RMR Inc. franchise tax expense and interest income	(155)	(71)	(309)	(225)
Net income attributable to RMR Inc.	$6,883	$6,114	$30,393	$23,168

(1)
Under the RMR LLC operating agreement, ABP Trust was entitled to receive a pro rata share of any incentive business management fee earned for the 2015 calendar year, based on the number of days in 2015 to June 5, 2015. Accordingly, $26,611 of the incentive business management fee earned on December 31, 2015 was allocated to ABP Trust.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 10. Segment Reporting
We have one separately reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors, Tremont Advisors and RMR Intl.

	Three Months Ended March 31, 2017
		All Other
	RMR LLC(1)	Operations	Total
Revenues
Management services	$43,258	$—	$43,258
Reimbursable payroll and related costs	10,034	—	10,034
Advisory services	—	1,004	1,004
Total revenues	53,292	1,004	54,296
Expenses
Compensation and benefits	24,066	483	24,549
General and administrative	6,792	354	7,146
Depreciation and amortization	382	146	528
Total expenses	31,240	983	32,223
Operating income	22,052	21	22,073
Interest and other income	181	269	450
Income before income tax expense and equity in loss of investee	22,233	290	22,523
Income tax expense	—	(4,610)	(4,610)
Equity in loss of investee	—	(165)	(165)
Net income (loss)	$22,233	$(4,485)	$17,748
(1) Intersegment revenues of $120 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

	Six Months Ended March 31, 2017
		All Other
	RMR LLC(1)	Operations	Total
Revenues
Management services	$138,392	$—	$138,392
Reimbursable payroll and related costs	19,184	—	19,184
Advisory services	—	2,014	2,014
Total revenues	157,576	2,014	159,590
Expenses
Compensation and benefits	46,754	1,027	47,781
General and administrative	12,482	505	12,987
Depreciation and amortization	751	332	1,083
Total expenses	59,987	1,864	61,851
Operating income	97,589	150	97,739
Interest and other income	280	377	657
Income before income tax expense and equity in loss of investee	97,869	527	98,396
Income tax expense	—	(20,283)	(20,283)
Equity in loss of investee	—	(165)	(165)
Net income (loss)	$97,869	$(19,921)	$77,948
(1) Intersegment revenues of $651 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2016
		All Other
	RMR LLC(1)	Operations	Total
Revenues
Management services	$39,014	$—	$39,014
Reimbursable payroll and related costs	8,759	—	8,759
Advisory services	—	560	560
Total revenues	47,773	560	48,333
Expenses
Compensation and benefits	21,286	275	21,561
General and administrative	6,294	194	6,488
Depreciation and amortization	501	—	501
Total expenses	28,081	469	28,550
Operating income	19,692	91	19,783
Interest and other income	50	1	51
Income before income tax expense	19,742	92	19,834
Income tax expense	—	(4,086)	(4,086)
Net income (loss)	$19,742	$(3,994)	$15,748
(1) Intersegment revenues of $186 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

	Six Months Ended March 31, 2016
		All Other
	RMR LLC(1)	Operations	Total
Revenues
Management services	$141,015	$58	$141,073
Reimbursable payroll and related costs	16,249	—	16,249
Advisory services	—	1,141	1,141
Total revenues	157,264	1,199	158,463
Expenses
Compensation and benefits	42,267	598	42,865
General and administrative	12,619	544	13,163
Depreciation and amortization	984	—	984
Total expenses	55,870	1,142	57,012
Operating income	101,394	57	101,451
Interest and other income	75	1	76
Income before income tax expense	101,469	58	101,527
Income tax expense	(1)	(15,399)	(15,400)
Net income (loss)	$101,468	$(15,341)	$86,127
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
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company; substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of March 31, 2017, the over 1,400 properties which RMR LLC manages are located in 48 states, Washington, DC, Puerto Rico and Canada and are principally owned by the Managed REITs.
Substantially all of our revenues are derived from providing business and property management services to our Client Companies. We also earn revenue from advisory and other services to RIF, a registered investment company, to a private fund created for an institutional investor and to other separately managed accounts.
Managed REITs
The recurring business management fees we earn from the Managed REITs are principally based upon the lower of (i) the historical cost of each REIT’s properties and (ii) each REIT’s total market capitalization. The property management fees we earn from the Managed REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed REIT: a summary of its primary strategy and the lesser of the historical cost of its assets under management and its total market capitalization as of March 31, 2017 and 2016, as applicable:

		Historical Cost of Assets Under Management or
		Total Market Capitalization
		As of March 31,
REIT	Primary Strategy	2017	2016
GOV	Office buildings majority leased to government tenants	$2,223,261	$2,054,410
HPT	Hotels and travel centers	8,909,423	7,702,410
SIR	Lands and properties primarily leased to single tenants	4,693,229	4,374,857
SNH	Healthcare, senior living and medical office buildings	8,241,673	7,565,688
		$24,067,586	$21,697,365
Base business management fees payable to us by the Managed REITs are calculated monthly. A Managed REIT's historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed REIT’s historical cost of assets under management does not include the cost of shares it owns of another Client Company. A Managed REIT's average total market capitalization includes the average value of the Managed REIT's outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed REIT, the lesser of the historical cost of its assets under management and its total market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the three and six months ended March 31, 2017 and 2016 in some instances may differ from the basis at the end of the periods presented in the table above. As of March 31, 2017, the market capitalization was lower than the historical cost of assets under management for HPT and SIR; the historical costs of assets under management for HPT and SIR as of March 31, 2017, were $9,442,281 and $4,758,964, respectively. For GOV and SNH, the historical cost of assets under management was lower than average market capitalization as of March 31, 2017.

The revenues we earned from the Managed REITs for the three and six months ended March 31, 2017 and 2016 are set forth in the following tables:

	Three Months Ended March 31, 2017(1)				Three Months Ended March 31, 2016(1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
GOV	$2,788	$—	$2,481	$5,269	$2,593	$—	$2,125	$4,718
HPT	10,325	—	9	10,334	8,638	—	14	8,652
SIR	5,639	—	3,194	8,833	5,105	—	3,149	8,254
SNH	9,661	—	2,618	12,279	8,493	—	2,579	11,072
	$28,413	$—	$8,302	$36,715	$24,829	$—	$7,867	$32,696

	Six Months Ended March 31, 2017(1)				Six Months Ended March 31, 2016(1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
GOV	$5,480	$—	$4,819	$10,299	$5,128	$—	$4,258	$9,386
HPT	20,026	52,407	30	72,463	17,695	62,263	22	79,980
SIR	11,296	—	6,389	17,685	10,239	—	6,282	16,521
SNH	19,371	—	5,063	24,434	16,943	—	5,393	22,336
	$56,173	$52,407	$16,301	$124,881	$50,005	$62,263	$15,955	$128,223
(1) Includes base and incentive business management revenues and property management revenues, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs. Incentive business management fees from the Managed REITs are contingent performance based fees which are only recognized when earned at the end of each respective measurement period. We earned $52,407 and $62,263 of incentive business management fees from HPT on December 31, 2016 and 2015, respectively. While we record incentive business management fee revenue only when earned, we estimate that we would have earned aggregate incentive business management fees from the Managed REITs of $30,732 as of March 31, 2017 if that date had been the end of a measurement period. This estimated amount of incentive business management fees which would have been earned if the measurement period ended on March 31, 2017 is not included in the fees listed in the tables above or in our condensed consolidated financial statements as it may not reflect the incentive business management fees which will be earned as of the end of the measurement period, if any.
Managed Operators, AIC and ABP Trust
We also provide business management services to the Managed Operators. Five Star operates senior living and healthcare facilities throughout the United States, many of which are owned by and leased from, or managed for, SNH. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of Sonesta’s U.S. hotels are owned by HPT. TA operates travel centers along the U.S. interstate highway system, many of which are owned by and leased from HPT, as well as convenience stores, gas stations and restaurants. In addition, we provide management services to certain other businesses, including ABP Trust and AIC. Generally, our fees earned from business management services to companies other than the Managed REITs are based on a percentage of certain revenues from the managed businesses. We also earn fees based upon rents collected for managing rental properties owned by ABP Trust and for managing TA’s headquarters building. Our revenues from services to the Managed Operators, AIC and ABP Trust were as follows(1):

	Three Months Ended March 31,		Six Months Ended March 31,
Company	2017	2016	2017	2016
Five Star	$2,334	$2,304	$4,618	$4,598
Sonesta	500	425	1,043	909
TA	3,257	3,269	6,882	6,619
AIC	60	60	120	120
ABP Trust	359	260	609	546
	$6,510	$6,318	$13,272	$12,792

(1) Includes business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs.

RMR Advisors and Tremont Advisors
RMR Advisors, a SEC registered investment adviser, provides advisory services to RIF, a registered closed end investment company, and earns fees based upon the fair market value of the gross assets owned by RIF, including assets acquired with the use of debt or other leverage. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $271,684 and $257,090 at March 31, 2017 and 2016, respectively. The advisory fees earned by RMR Advisors included in our revenue were $607 and $560 for the three months ended March 31, 2017 and 2016, respectively, and $1,213 and $1,141 for the six months ended March 31, 2017 and 2016, respectively.
On August 5, 2016, we acquired the Tremont business, which principally originates and manages real estate debt and debt like financings and serves as an adviser to a private fund created for an institutional investor and other separately managed accounts. As part of this transaction, our wholly owned subsidiary, Tremont Advisors, an investment advisor registered with the SEC, was assigned the investment management contracts of the Tremont business. We earned management services revenue of $33 and $239 for the three and six months ended March 31, 2017, respectively, and advisory services revenue of $397 and $801 for the three and six months ended March 31, 2017, respectively, from these services.
EQC
EQC is a publicly traded REIT that primarily owns office properties. RMR LLC provided certain transition services for EQC in Australia and earned fees for these services totaling zero and $58 for the three and six months ended March 31, 2016.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain and increase the value of their businesses and to assist our Managed Operators to grow their businesses. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, the expectation that U.S. interest rates will increase may cause a general decrease in the value of securities of real estate businesses or in their value relative to other types of securities and investments, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.
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
RESULTS OF OPERATIONS (dollars in thousands)
When considering the financial data for the three and six months ended March 31, 2017 compared to the same periods in 2016, readers should note that (i) RMR Inc. did not become a publicly owned company until December 14, 2015 when the Managed REITs distributed approximately half of our Class A Common Shares to their shareholders, and (ii) incentive business management fees earned in 2015 were apportioned based upon the pro rata number of days in 2015 after RMR Inc. began operating on June 5, 2015.
Three Months Ended March 31, 2017, Compared to the Three Months Ended March 31, 2016
The following table presents the changes in our operating results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues:
Management services	$43,258	$39,014	$4,244	10.9%
Reimbursable payroll and related costs	10,034	8,759	1,275	14.6%
Advisory services	1,004	560	444	79.3%
Total revenues	54,296	48,333	5,963	12.3%
Expenses:
Compensation and benefits	24,549	21,561	2,988	13.9%
General and administrative	7,146	6,488	658	10.1%
Depreciation and amortization	528	501	27	5.4%
Total expenses	32,223	28,550	3,673	12.9%
Operating income	22,073	19,783	2,290	11.6%
Interest and other income	450	51	399	782.4%
Income before income tax expense and equity in loss of investee	22,523	19,834	2,689	13.6%
Income tax expense	(4,610)	(4,086)	(524)	(12.8)%
Equity in loss of investee	(165)	—	(165)	(100.0)%
Net income	17,748	15,748	2,000	12.7%
Net income attributable to noncontrolling interest	(10,865)	(9,634)	(1,231)	(12.8)%
Net income attributable to RMR Inc.	$6,883	$6,114	$769	12.6%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.
Management services revenue. For the three months ended March 31, 2017 and 2016, we earned business and property management services revenue from the following sources:

	Three Months Ended March 31,
Source	2017	2016	Change
Managed REITs	$36,715	$32,696	$4,019
Managed Operators	6,091	5,998	93
Other Client Companies	452	320	132
Total	$43,258	$39,014	$4,244

Management services revenue increased $4,244 primarily due to an increase of $3,584 in base business management fees at the Managed REITs associated primarily with the growth in market capitalization of SNH, HPT and SIR, and an increase of $535 in property management fees primarily due to increases in the number of properties to which we provide property management services and the volume of construction activities we managed.

Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue primarily includes amounts reimbursed to us by the Managed REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable payroll and related costs arises from services we provide that are paid or reimbursed to the Managed REITs by their tenants. Reimbursable payroll and related costs revenue for the three months ended March 31, 2017 and 2016 also includes recognition of non-cash share based compensation granted to some of our employees by certain of our Client Companies of $1,432 and $1,358, respectively. Reimbursable payroll and related costs revenue increased $1,275 due primarily to increases in the number of properties we manage for the Managed REITs since January 1, 2016, primarily due to the transition to our management of properties previously managed by third parties, and the related increase in the number of our employees, and their associated compensation and benefits, as well as regular increases in employee compensation and benefits for which we receive reimbursement.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF, as well as the advisory services revenue the Tremont business earns from its clients. These fees increased by $444, primarily due to $397 of revenue earned by the Tremont business for the 2017 period; we acquired the Tremont business in August 2016.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses, contributions related to our employee retirement plan and the value of vested Class A Common Shares granted to certain of our employees under our equity compensation plan. Compensation and benefits expense for the three months ended March 31, 2017 and 2016 also includes $1,432 and $1,358, respectively, of non-cash share based compensation granted to some of our employees by certain of our Client Companies. Compensation and benefits expense increased $2,988 primarily due to increased staffing as a result of increases in the number of properties we manage for the Managed REITs since January 1, 2016, primarily due to the transition to our management of properties previously managed by third parties, and the related increase in the number of our employees, and their associated compensation and benefits, and the business growth of certain of our Managed Operators since January 1, 2016, as well as annual employee salary and benefits increases.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director share grant expenses, transaction and acquisition related costs and other administrative expenses. General and administrative expenses increased $658 primarily due to increases in transaction and acquisition related costs and director share grant expenses in the three months ended March 31, 2017 as compared to the amounts recognized in the same period in 2016.
Depreciation and amortization. Depreciation expense increased $27 as a result of amortization of intangible assets related to our acquisition of the Tremont business in August 2016, partially offset by certain equipment and capitalized software becoming fully depreciated subsequent to January 1, 2016.
Interest and other income. Interest and other income increased $399 primarily due to a reduction in the contingent consideration liability recorded as part of our acquisition of the Tremont business in August 2016 due to revisions in the projected outcome of the related contingencies, and higher cash balances invested during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Income tax expense. The increase in income tax expense is primarily attributable to an increase in RMR Inc.'s allocable share of any taxable income of RMR LLC for the three months ended March 31, 2017 compared to three months ended March 31, 2016.
Equity in loss of investee. Equity in loss of investee represents our proportionate share of earnings and losses from our 0.5% general partnership interest in a private fund managed by the Tremont business.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust.

Six Months Ended March 31, 2017, Compared to the Six Months Ended March 31, 2016
The following table presents the changes in our operating results for the six months ended March 31, 2017 compared to the six months ended March 31, 2016:

	Six Months Ended March 31,
	2017	2016	$ Change	% Change
Revenues:
Management services	$138,392	$141,073	$(2,681)	(1.9)%
Reimbursable payroll and related costs	19,184	16,249	2,935	18.1%
Advisory services	2,014	1,141	873	76.5%
Total revenues	159,590	158,463	1,127	0.7%
Expenses:
Compensation and benefits	47,781	42,865	4,916	11.5%
General and administrative	12,987	13,163	(176)	(1.3)%
Depreciation and amortization	1,083	984	99	10.1%
Total expenses	61,851	57,012	4,839	8.5%
Operating income	97,739	101,451	(3,712)	(3.7)%
Interest and other income	657	76	581	764.5%
Income before income tax expense and equity in loss of investee	98,396	101,527	(3,131)	(3.1)%
Income tax expense	(20,283)	(15,400)	(4,883)	(31.7)%
Equity in loss of investee	(165)	—	(165)	(100.0)%
Net income	77,948	86,127	(8,179)	(9.5)%
Net income attributable to noncontrolling interest	(47,555)	(62,959)	15,404	24.5%
Net income attributable to RMR Inc.	$30,393	$23,168	$7,225	31.2%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended March 31, 2017, compared to the six months ended March 31, 2016.
Management services revenue. For the six months ended March 31, 2017 and 2016, we earned business and property management services revenue from the following sources:

	Six Months Ended March 31,
Source	2017	2016	Change
Managed REITs	$124,881	$128,223	$(3,342)
Managed Operators	12,543	12,126	417
Other Client Companies	968	666	302
EQC	—	58	(58)
Total	$138,392	$141,073	$(2,681)

Management services revenue decreased $2,681 primarily due to a decrease of $9,856 in incentive business management fees earned from HPT for calendar year 2016 compared to calendar year 2015, which amounts, if any, are recognized in our first fiscal quarter when the amounts for the calendar year become known and earned. This decrease in incentive business management fees was partially offset by an increase of $6,168 in base business management fees at the Managed REITs associated primarily with the growth in market capitalization of SNH, HPT and SIR.
Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue for the six months ended March 31, 2017 and 2016 includes recognition of non-cash share based compensation granted to some of our employees by certain of our Client Companies of $2,494 and $2,843, respectively. Reimbursable payroll and related costs revenue increased $2,935 due primarily to increases in the number of properties we manage for the Managed REITs since October 1, 2015, primarily due to the transition to our management of properties previously managed by third parties, and the related increase in the number of our employees, and their associated compensation and benefits, as well as regular increases in employee compensation and benefits for which we receive reimbursement.
Advisory services revenue. Advisory services revenue increased by $873, primarily due to $801 of revenue earned by the Tremont business subsequent to our acquisition of that business in August 2016.

Compensation and benefits. Compensation and benefits expense for the six months ended March 31, 2017 and 2016 includes $2,494 and $2,843, respectively, of non-cash share based compensation granted to some of our employees by certain of our Client Companies. Compensation and benefits expense increased $4,916 primarily due to increased staffing as a result of increases in the number of properties we manage for the Managed REITs since October 1, 2015, primarily due to the transition to our management of properties previously managed by third parties, and the related increase in the number of our employees, and their associated compensation and benefits, and the business growth of certain of our Managed Operators since October 1, 2015, as well as annual employee salary and benefits increases.
General and administrative. General and administrative expenses decreased $176 primarily due to declines in property management fees related to the transition to our management of properties previously managed by third parties, partially offset by increases in director share grant expenses and transaction and acquisition related costs.
Depreciation and amortization. Depreciation expense increased $99 as a result of amortization of intangible assets related to our acquisition of the Tremont business in August 2016, partially offset by certain equipment and capitalized software becoming fully depreciated subsequent to October 1, 2015.
Interest and other income. Interest and other income increased $581 primarily due to a reduction in the contingent consideration liability recorded as part of our acquisition of the Tremont business in August 2016 due to revisions in the projected outcome of the related contingencies, and higher cash balances invested during the six months ended March 31, 2017 compared to the six months ended March 31, 2016.
Income tax expense. The increase in income tax expense is primarily attributable to an increase in RMR Inc.'s allocable share of any taxable income of RMR LLC for the six months ended March 31, 2017 compared to six months ended March 31, 2016.
Equity in loss of investee. Equity in loss of investee represents our proportionate share of earnings and losses from our 0.5% general partnership interest in a private fund managed by the Tremont business.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust. Net income attributable to noncontrolling interest for the six months ended March 31, 2016 includes $26,611 of the annual incentive business management fee for calendar year 2015 allocated to ABP Trust . See Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the allocation of the annual incentive business management fees for calendar year 2015 to ABP Trust.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
We regularly monitor our liquidity position, including cash and cash equivalents, working capital, outstanding commitments and other liquidity sources and requirements. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. We currently intend to use cash and cash equivalents to fund our working capital needs, to pay our regular quarterly cash dividend and to fund possible new business ventures.
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management and property management and advisory services fees. Our current liabilities have historically included accounts payable, accrued expenses and deposits, including accrued employee compensation. As of March 31, 2017 and September 30, 2016, we had cash and cash equivalents of $133,057 and $65,833, respectively. As of March 31, 2017 and September 30, 2016, $123,909 and $57,741, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations for the six months ended March 31, 2017, including the calendar year 2016 incentive business management fee received in January 2017.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities, and we currently do not maintain any credit facilities under which borrowings are available to us. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC, our obligation to make payments to ABP Trust under our tax receivable agreement, our plan to make quarterly distributions on our Class A Common Shares and Class B-1 Common Shares and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividends to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of each month or, in the case of annual incentive business management fees, within 30 days following each calendar year end as specified in our management agreements. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts.
We believe that our operating cash flow will be sufficient to meet our operating needs and commitments for the next 12 months and for the reasonably foreseeable future. During the six months ended March 31, 2017, we paid cash distributions to the holders of our Class A Common Shares and Class B-1 Common Shares aggregating $8,041. These dividends were funded by distributions from RMR LLC to holders of its membership units. See Note 7, Shareholders' Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
On April 11, 2017, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,024. This dividend is payable to our shareholders of record as of April 21, 2017. This dividend will be funded by a distribution from RMR LLC to holders of its membership units. We expect to pay this dividend on or about May 18, 2017.
For the six months ended March 31, 2017, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $37,500, of which $19,402 was distributed to us and $18,098 was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage in RMR LLC. The $19,402 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $18,098 distributed to ABP Trust was recorded as a reduction of its noncontrolling interest. We expect to use these funds distributed to us to fund our tax liabilities and our obligations under the tax receivable agreement described in Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows
Our changes in cash flows for the six months ended March 31, 2017 compared to the comparable prior year period were as follows: (i) cash provided from operating activities increased from $71,895 in the 2016 period to $101,141 in the 2017 period; (ii) cash used in investing activities decreased from $950 in the 2016 period to $277 in the 2017 period; and (iii) cash used in financing activities decreased from $34,890 in the 2016 period to $33,639 in the 2017 period.
The increase in cash provided by operating activities for the six months ended March 31, 2017, compared to the same period in 2016 primarily reflects the net effect of changes in our working capital activities between the two periods, including the collection of the 2016 calendar year incentive business management fee in the 2017 period and the payment of the 2015 calendar year incentive business management fee allocated solely to ABP Trust in the 2016 period. The decrease in cash used in investing activities for the six months ended March 31, 2017 compared to the same period in 2016 was due to a decrease in purchases of equipment and capitalized software. The decrease in cash used in financing activities for the six months ended March 31, 2017 compared to the same period in 2016 was primarily due to two quarterly distributions paid in the 2017 period compared to distributions for the longer period from June 5, 2015 to March 31, 2016 paid in the 2016 period.

Off Balance Sheet Arrangements
As of March 31, 2017 and September 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report. As of March 31, 2017, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $64,929, of which we expect to pay $2,900 to ABP Trust during the fourth quarter of fiscal year 2017.

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
Related Person Transactions
We have relationships and historical and continuing transactions with our Managing Directors and our Client Companies. For example, through their ownership of ABP Trust, our Managing Directors are our controlling shareholders and hold membership units of our subsidiary, RMR LLC; our Managing Directors serve as managing trustees of each Managed REIT and are the owners and directors of Sonesta; Mr. Barry M. Portnoy serves as managing director of Five Star and TA; we are a party to the tax receivable agreement with ABP Trust; all of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are our officers and employees; and, as of March 31, 2017, the Managed REITs owned a majority of our outstanding Class A Common Shares. In addition, several of our Client Companies have material historical and ongoing relationships with our other Client Companies. For further information about these and other such relationships and related person transactions, see Note 6, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the SEC. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons filed as exhibits to our filings with the SEC are available at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
THE FACT THAT WE EARNED SIGNIFICANT INCENTIVE BUSINESS MANAGEMENT FEES FROM ONE OF OUR MANAGED REITS FOR THE CALENDAR YEARS 2016 AND 2015, AND THAT WE ESTIMATE THAT WE WOULD HAVE EARNED AGGREGATE INCENTIVE BUSINESS MANAGEMENT FEES FROM THE MANAGED REITS OF $30.7 MILLION AS OF MARCH 31, 2017 IF THAT DATE HAD BEEN THE END OF A MEASUREMENT PERIOD, MAY IMPLY THAT WE WILL EARN AN INCENTIVE BUSINESS MANAGEMENT FEE FOR THE CALENDAR YEAR 2017 OR IN FUTURE YEARS. THE INCENTIVE BUSINESS MANAGEMENT FEES THAT WE MAY EARN FROM OUR MANAGED REITS ARE BASED UPON TOTAL RETURNS REALIZED BY THE REITS' SHAREHOLDERS COMPARED TO THE TOTAL SHAREHOLDERS RETURN OF CERTAIN IDENTIFIED INDICES. WE HAVE ONLY LIMITED CONTROL OVER THE TOTAL RETURNS REALIZED BY SHAREHOLDERS OF THE MANAGED REITS AND EFFECTIVELY NO CONTROL OVER INDEXED TOTAL RETURNS. THERE CAN BE NO ASSURANCE THAT WE WILL EARN INCENTIVE BUSINESS MANAGEMENT FEES IN THE FUTURE.

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
WE HAVE BASED OUR FORWARD LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS ABOUT FUTURE EVENTS THAT WE BELIEVE MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. BECAUSE FORWARD LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED, OUR FORWARD LOOKING STATEMENTS SHOULD NOT BE RELIED ON AS PREDICTIONS OF FUTURE EVENTS. THE EVENTS AND CIRCUMSTANCES REFLECTED IN OUR FORWARD LOOKING STATEMENTS MAY NOT BE ACHIEVED OR OCCUR AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED IN OUR FORWARD LOOKING STATEMENTS. THE ISSUES DISCUSSED IN THIS WARNING SHOULD NOT BE CONSTRUED AS EXHAUSTIVE AND SHOULD BE READ IN CONJUNCTION WITH THE OTHER CAUTIONARY STATEMENTS THAT ARE INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT, INCLUDING THE "RISK FACTORS" SECTION OF OUR ANNUAL REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE DEVELOPMENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW.

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our Annual Report.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant*
3.2	Articles of Amendment, filed July 30, 2015*
3.3	Articles of Amendment, filed September 11, 2015*
3.4	Articles of Amendment, filed March 9, 2016**
3.5	Third Amended and Restated Bylaws of the Registrant**
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock**
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust*
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust*
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Select Income REIT*
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust*
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust*
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Letter dated March 24, 2017, between The RMR Group LLC and Senior Housing Properties Trust, regarding Second Amended and Restated Business Management Agreement. (Filed herewith.)
101.1
The following materials from RMR Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

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

Dated: May 10, 2017