Form 10-Q
period 2017-06-30
RMR GROUP INC.
filed 2017-08-09
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

As of August 8, 2017, there were 15,094,510 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.
FORM 10-Q
June 30, 2017

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	June 30,	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$137,711	$65,833
Due from related parties	27,027	24,862
Prepaid and other current assets	8,307	4,690
Total current assets	173,045	95,385

Furniture and equipment	4,572	5,024
Leasehold improvements	1,094	1,077
Capitalized software costs	3,786	4,250
Total property and equipment	9,452	10,351
Accumulated depreciation	(6,123)	(6,549)
	3,329	3,802
Due from related parties, net of current portion	7,278	7,754
Equity method investment	208	—
Goodwill	1,859	2,295
Intangible assets, net of amortization	608	1,085
Deferred tax asset	43,332	45,819
Other assets, net of amortization	174,329	181,391
Total assets	$403,988	$337,531

Liabilities and Equity
Current liabilities:
Accounts payable, accrued expenses and deposits	$41,209	$20,579
Total current liabilities	41,209	20,579
Long term portion of deferred rent payable, net of current portion	975	778
Amounts due pursuant to tax receivable agreement, net of current portion	62,029	62,029
Employer compensation liability, net of current portion	7,278	7,754
Total liabilities	111,491	91,140

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,094,510 and
15,082,432 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	95,267	94,266
Retained earnings	81,793	44,543
Cumulative other comprehensive income	83	83
Cumulative common distributions	(29,274)	(17,209)
Total shareholders’ equity	147,900	121,714
Noncontrolling interest	144,597	124,677
Total equity	292,497	246,391
Total liabilities and equity	$403,988	$337,531

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Management services	$44,644	$41,867	$183,036	$182,940
Reimbursable payroll and related costs	9,839	9,744	29,023	25,993
Advisory services	1,019	600	3,033	1,741
Total revenues	55,502	52,211	215,092	210,674

Expenses:
Compensation and benefits	24,769	22,719	72,550	65,584
Separation costs	—	1,195	—	1,358
General and administrative	8,539	6,110	21,526	19,110
Depreciation and amortization	467	349	1,550	1,333
Total expenses	33,775	30,373	95,626	87,385
Operating income	21,727	21,838	119,466	123,289
Interest and other income	402	68	1,059	144
Income before income tax expense and equity in earnings (loss) of investee	22,129	21,906	120,525	123,433
Income tax expense	(4,528)	(4,504)	(24,811)	(19,904)
Equity in earnings (loss) of investee	4	—	(161)	—
Net income	17,605	17,402	95,553	103,529
Net income attributable to noncontrolling interest	(10,748)	(10,704)	(58,303)	(73,663)
Net income attributable to RMR Inc.	$6,857	$6,698	$37,250	$29,866

Other comprehensive income (loss):
Foreign currency translation adjustments	1	(6)	—	13
Other comprehensive income (loss)	1	(6)	—	13
Comprehensive income	17,606	17,396	95,553	103,542
Comprehensive income attributable to noncontrolling interest	(10,748)	(10,701)	(58,303)	(73,669)
Comprehensive income attributable to RMR Inc.	$6,858	$6,695	$37,250	$29,873

Weighted average common shares outstanding - basic	16,037	16,008	16,029	16,003
Weighted average common shares outstanding - diluted	16,058	16,008	16,044	16,003

Net income attributable to RMR Inc. per common share - basic	$0.43	$0.42	$2.32	$1.87
Net income attributable to RMR Inc. per common share - diluted	$0.43	$0.42	$2.31	$1.87

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(dollars in thousands)
(unaudited)

						Cumulative
	Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	Income	Distributions	Equity	Interest	Equity
Balance at September 30, 2016	$15	$1	$15	$94,266	$44,543	$83	$(17,209)	$121,714	$124,677	$246,391
Share grants, net	—	—	—	1,001	—	—	—	1,001	—	1,001
Net income	—	—	—	—	37,250	—	—	37,250	58,303	95,553
Tax distributions to Member	—	—	—	—	—	—	—	—	(27,133)	(27,133)
Common share distributions	—	—	—	—	—	—	(12,065)	(12,065)	(11,250)	(23,315)
Balance at June 30, 2017	$15	$1	$15	$95,267	$81,793	$83	$(29,274)	$147,900	$144,597	$292,497

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$95,553	$103,529
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,550	1,333
Straight line office rent	197	257
Amortization expense related to other asset	7,062	7,062
Deferred income taxes	2,487	1,231
Operating expenses paid in RMR Inc. common shares	1,021	175
Contingent consideration liability	(456)	—
Equity in loss of investee	161	—
Distribution from equity method investment	70	—
Changes in assets and liabilities:
Due from related parties	(5,779)	(4,757)
Prepaid and other current assets	(3,617)	(2,054)
Accounts payable, accrued expenses and deposits	24,682	17,198
Incentive fee allocable to ABP Trust	—	(26,611)
Net cash from operating activities	122,931	97,363
Cash Flows from Investing Activities
Purchase of property and equipment	(604)	(955)
Net cash used in investing activities	(604)	(955)
Cash Flows from Financing Activities
Distributions to noncontrolling interest	(38,383)	(36,574)
Distributions to common shareholders	(12,065)	(13,207)
Net cash used in financing activities	(50,448)	(49,781)
Effect of exchange rate fluctuations on cash and cash equivalents	(1)	13
Increase in cash and cash equivalents	71,878	46,640
Cash and cash equivalents at beginning of year	65,833	34,497
Cash and cash equivalents at end of year	$137,711	$81,137
Supplemental cash flow information
Income taxes paid	$23,336	$19,287

See accompanying notes.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 1. Basis of Presentation

The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary The RMR Group LLC, or RMR LLC. RMR Inc. is a Maryland corporation and RMR LLC is a Maryland limited liability company. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. In these financial statements, unless otherwise indicated, “we", "us” and “our” refer to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC.

As of June 30, 2017, RMR Inc. owns 15,094,510 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent 51.8% of the economic interest of RMR LLC as of June 30, 2017. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. ABP Trust, a Maryland statutory trust, beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Directors, owns 15,000,000 redeemable Class A Units, representing 48.2% of the economic interest of RMR LLC as of June 30, 2017, which is presented as a noncontrolling interest within the condensed consolidated financial statements.

RMR LLC was founded in 1986 to manage public investments in real estate and, as of June 30, 2017, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC manages: Government Properties Income Trust, or GOV, a publicly traded real estate investment trust, or REIT, that primarily owns properties that are majority leased to the U.S. government and state governments; Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotel and travel center properties; Select Income REIT, or SIR, a publicly traded REIT that primarily owns properties that are leased to single tenants, and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns healthcare, senior living and medical office buildings. Hereinafter, GOV, HPT, SIR and SNH are collectively referred to as the Managed REITs. RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, convenience stores with retail gas stations and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust and its subsidiaries. During the nine months ended June 30, 2016, RMR LLC provided certain transition services to Equity Commonwealth, or EQC, a publicly traded REIT that primarily owns office properties.

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
We earned aggregate base business management fees from the Managed REITs of $28,643 and $26,623 for the three months ended June 30, 2017 and 2016, respectively, and $84,816 and $76,628 for the nine months ended June 30, 2017 and 2016, respectively. We earned aggregate incentive business management fees from the Managed REITs of $52,407 and $62,263 for the nine months ended June 30, 2017 and 2016, respectively, all of which was earned during the three months ended December 31, 2016 and 2015, respectively. Incentive business management fees recognized as earned in the nine months ended June 30, 2017 and 2016 were earned in respect of the 2016 and 2015 calendar years, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Business Management Fees—Managed Operators, ABP Trust and AIC
We earn business management fees from the Managed Operators and ABP Trust pursuant to business management agreements equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. These fees are estimated and payable monthly in advance. We earn business management fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. We earned aggregate business management fees from the Managed Operators, ABP Trust and AIC of $6,650 and $6,804 for the three months ended June 30, 2017 and 2016, respectively, and $19,372 and $19,121 for the nine months ended June 30, 2017 and 2016, respectively.
Property Management Fees
We earned property management fees pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements for property management services equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional property management fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $9,238 and $8,440 for the three months ended June 30, 2017 and 2016, respectively, and $26,089 and $24,870 for the nine months ended June 30, 2017 and 2016, respectively.
Reimbursable Payroll and Related Costs
Pursuant to certain of our management agreements, the companies to which we provide management services pay or reimburse us for expenses incurred on their behalf. In accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition, we present certain payroll and related cost reimbursements we receive as revenue. A significant portion of these reimbursable payroll and related costs arises from services we provide pursuant to our property management agreements that are charged or passed through to and are paid by tenants of our Client Companies. We realized reimbursable payroll and related costs of $9,839 and $9,744 for the three months ended June 30, 2017 and 2016, respectively, and $29,023 and $25,993 for the nine months ended June 30, 2017 and 2016, respectively.
Our reimbursable payroll and related costs include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in the condensed consolidated statements of comprehensive income over the requisite service period. We record an equal offsetting amount as compensation and benefits expense for all of our reimbursable payroll and related cost revenues. We realized equity based compensation expense and related reimbursements of $892 and $2,128 for the three months ended June 30, 2017 and 2016, respectively, and $3,386 and $4,971 for the nine months ended June 30, 2017 and 2016, respectively.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Advisory Agreements and Other Services to Advisory Clients
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares, plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF. RMR Advisors earned advisory fees of $613 and $600 for the three months ended June 30, 2017 and 2016, respectively, and $1,826 and $1,741 for the nine months ended June 30, 2017 and 2016, respectively.
Tremont Advisors is compensated pursuant to its agreement with a private fund created for an institutional investor at an annual rate of 1.35% of the weighted average outstanding balance of all strategic investments, as defined in the agreement, of the private fund. Strategic investments include any direct or indirect participating or non-participating debt investment in certain real estate. Tremont Advisors is also party to loan servicing agreements with its other separately managed account clients. Under such agreements, Tremont Advisors is compensated at an annual rate of 0.50% of the outstanding principal balance of the outstanding loans. In certain circumstances, Tremont Advisors is also entitled to performance fees based on exceeding certain performance targets. Performance fees are realized when a separately managed account client’s cumulative returns are in excess of the contractual preferred return. Tremont Advisors did not earn any performance fees for the three and nine months ended June 30, 2017. The Tremont business also acts as transaction originators for non-investment advisory clients for negotiated fees. For the three and nine months ended June 30, 2017, the Tremont business earned between 0.50% and 1.0% of the aggregate principal amounts of any loans so originated. For the three months ended June 30, 2017, the Tremont business earned management services revenue of $113 and advisory services revenue of $406, and for the nine months ended June 30, 2017, we earned management services revenue of $352 and advisory services revenue of $1,207.
EQC Termination and Cooperation Agreement
We provided certain transition services for EQC in Australia and earned zero and $58 for the three and nine months ended June 30, 2016, respectively, for these services.

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
For the three months ended June 30, 2017 and 2016, we recognized income tax expense of $4,528 and $4,504, respectively, which includes $3,978 and $2,837, respectively, of U.S. federal income tax and $550 and $1,667, respectively, of state income taxes. For the nine months ended June 30, 2017 and 2016, we recognized income tax expense of $24,811 and $19,904, respectively, which includes $21,797 and $16,182, respectively, of U.S. federal income tax and $3,014 and $3,722, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Income taxes computed at the federal statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.5%	2.7%	2.5%	2.0%
Net income attributable to noncontrolling interest	(17.0)%	(17.1)%	(16.9)%	(20.9)%
Total	20.5%	20.6%	20.6%	16.1%

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. We recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of June 30, 2017 and September 30, 2016, we have no uncertain tax positions.
Note 5. Fair Value of Financial Instruments
As of June 30, 2017 and September 30, 2016, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from our Client Companies and accounts payable, accrued expenses and deposits, were not materially different from their carrying values, due to the short term nature of these financial instruments.
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
Level 1 Estimates

The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of June 30, 2017 and September 30, 2016:

	June 30,	September 30,
	2017	2016
Money market funds included in cash and cash equivalents	$134,398	$57,741
Current portion of due from related parties related to share based payment awards	1,363	4,977
Long term portion of due from related parties related to share based payment awards	7,278	7,754
Current portion of employer compensation liability related to share based payment awards included in accounts payable, accrued expenses and deposits	1,363	4,977
Long term portion of employer compensation liability related to share based payment awards	7,278	7,754

Level 3 Estimates

Contingent consideration liabilities are re-measured to fair value each reporting period using updated probabilities of payment. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Increases or decreases in probabilities of payment may result in significant changes in the fair value measurements.

In August 2016, we acquired the Tremont business for total cash consideration of $2,466, plus a potential obligation to pay up to an additional $1,270 over a two year period following the acquisition date based on a portion of the payments that we receive from a specified part of the historical Tremont business. The contingent consideration is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. The fair value of the contingent consideration as of June 30, 2017 and September 30, 2016 was $715 and $1,257, respectively.

Note 6. Related Person Transactions
As of June 30, 2017, our Managing Directors own in aggregate, directly and indirectly through ABP Trust, (i) 146,213 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all of the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all of the outstanding shares of Class B-2 common stock of

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units. Our Managing Directors are also officers of RMR Inc. and of RMR LLC.

Our Managing Directors are also managing trustees of each of the Managed REITs. As of June 30, 2017, GOV, HPT, SIR and SNH owned 1,214,225; 2,503,777; 1,586,836 and 2,637,408 Class A Common Shares, respectively, and our Managing Directors beneficially owned, in aggregate, 2.5% of GOV’s common shares, 1.4% of HPT’s outstanding common shares, 1.9% of SIR’s outstanding common shares and 1.3% of SNH’s outstanding common shares.

Barry M. Portnoy is a managing director of Five Star and of TA. As of June 30, 2017, our Managing Directors beneficially owned, in aggregate, less than one percent of TA's outstanding common shares and 36.7% of Five Star’s outstanding common shares. Our Managing Directors are also the owners and directors of Sonesta and are directors of AIC.

All of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are also officers and employees of RMR LLC.
Additional information about our related person transactions appears in Note 7 below.
Revenues from Related Parties
For the three and nine months ended June 30, 2017 and 2016, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
Managed REITs:
GOV	$9,139	16.4%	$8,310	15.9%	$26,302	12.3%	$23,351	11.1%
HPT	10,636	19.2%	9,840	18.8%	84,156	39.1%	90,621	43.0%
SIR	11,089	20.0%	10,824	20.7%	33,108	15.4%	30,722	14.6%
SNH	15,653	28.2%	14,855	28.5%	45,433	21.1%	42,190	20.0%
	46,517	83.8%	43,829	83.9%	188,999	87.9%	186,884	88.7%

Managed Operators:
Five Star	2,439	4.4%	2,387	4.6%	7,206	3.4%	7,109	3.4%
Sonesta	671	1.2%	594	1.1%	1,745	0.8%	1,503	0.7%
TA	3,659	6.6%	4,013	7.7%	10,822	5.0%	10,959	5.2%
	6,769	12.2%	6,994	13.4%	19,773	9.2%	19,571	9.3%

Other:
AIC	60	0.1%	60	0.1%	180	0.1%	180	0.1%
RIF	613	1.1%	600	1.1%	1,826	0.8%	1,741	0.8%
ABP Trust	1,024	1.9%	728	1.5%	2,755	1.3%	2,240	1.1%
	1,697	3.1%	1,388	2.7%	4,761	2.2%	4,161	2.0%
Total revenues from related parties	54,983	99.1%	52,211	100.0%	213,533	99.3%	210,616	100.0%
Other unrelated parties	519	0.9%	—	—%	1,559	0.7%	58	—%
	$55,502	100.0%	$52,211	100.0%	$215,092	100.0%	$210,674	100.0%

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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

On December 31, 2016, RMR LLC earned a $52,407 incentive business management fee from HPT pursuant to our business management agreement with HPT. HPT paid this incentive fee in January 2017.
On December 31, 2015, RMR LLC earned a $62,263 incentive business management fee from HPT pursuant to our business management agreement with HPT. This $62,263 incentive fee was paid in January 2016. Under the RMR LLC operating agreement, ABP Trust was entitled to receive a pro rata share of any incentive business management fee earned by RMR LLC for the 2015 calendar year based on the number of days in 2015 to June 5, 2015; the portion of the $62,263 incentive fee allocated solely to ABP Trust pursuant to this provision was $26,611.

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates listed:

	June 30,	September 30,
	2017	2016
Managed REITs:
GOV	$5,832	$6,165
HPT	11,973	7,800
SIR	6,244	7,190
SNH	8,801	9,733
	32,850	30,888

Managed Operators:
Five Star	359	291
Sonesta	24	5
TA	436	711
	819	1,007

Other Client Companies:
AIC	20	21
RIF	34	17
ABP Trust	582	683
	636	721
	$34,305	$32,616

Leases
As of June 30, 2017, we leased from ABP Trust and certain Managed REITs office space for use as our headquarters and regional offices. We incurred rental expense under related party leases aggregating $1,056 and $1,077 for the three months ended June 30, 2017 and 2016, respectively, and $3,165 and $3,190 for the nine months ending June 30, 2017 and 2016, respectively.
Tax Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. During the nine months ended June 30, 2017, we made no payments to ABP Trust pursuant to this agreement. As of June 30, 2017, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $64,929, including $2,900 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2017.
Under the RMR LLC operating agreement, RMR LLC is required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the assumed tax liabilities of its members. For the nine months ended June 30, 2017,

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $56,230, of which $29,097 was distributed to us and $27,133 was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The $29,097 distributed to us was eliminated in our condensed consolidated financial statements, and the $27,133 distributed to ABP Trust was recorded as a reduction of its noncontrolling interest. We used funds from these distributions for payment of certain U.S. federal and state income tax liabilities. We also expect to use funds from these distributions to pay part of our obligations under the tax receivable agreement.
Other
In June 2017, we became aware that we had been a victim of a criminal fraud that law enforcement authorities refer to as business email compromise fraud. This fraud involved a person pretending to be the representative of the seller in a property acquisition transaction for one of our Managed REITs. The imposter provided fraudulent wire instructions to one of our senior employees. As a result, funds were sent by wire transfer to an account that was believed to be, but in fact was not, the seller’s account, which resulted in our incurring a loss of $590, as well as additional expenses of $95 in connection with this matter for the quarter ended June 30, 2017. We recorded these amounts in general and administrative expense in our condensed consolidated statements of comprehensive income. We are working with law enforcement authorities and the banks involved in the wire transfer to pursue recovery of the $590, but at this time we do not know whether we will be able to recover any of these funds, and we have been advised that it may take several months before we are better able to evaluate our recovery prospects. The Managed REIT did not incur any loss in connection with this matter.

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
On June 30, 2017, we withheld 47 of the Class A Common Shares awarded to one of our former employees in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares. The aggregate value of the withheld shares was $2, which is reflected as a decrease to shareholders' equity in our condensed consolidated balance sheet. In connection with the acquisition of 47 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 47 Class A Units from RMR Inc.
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
On May 18, 2017, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,024. This dividend was paid to our shareholders of record as of the close of business on April 21, 2017. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,774, of which $4,024 was distributed to us based on our then aggregate ownership of 16,094,557 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.

On July 12, 2017, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of July 24, 2017, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,024. This dividend will be funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,774, of which $4,024 will be distributed to us based on our then aggregate ownership of 16,094,510 membership units of RMR LLC and $3,750 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. We expect to pay this dividend on or about August 17, 2017.

Note 8. Per Common Share Amounts
Earnings per common share reflects net income attributable to RMR Inc. divided by our weighted average common shares outstanding. Basic and diluted weighted average common shares outstanding represents our outstanding Class A Common Shares and our Class B-1 Common Shares during the applicable periods. Our Class B-2 Common Shares, which are paired with ABP Trust’s Class A Units, have no independent economic interest in RMR Inc. and thus are not included as common stock outstanding for purposes of calculating our net income attributable to RMR Inc. per share.

Unvested Class A Common Shares granted to our employees are deemed participating securities for purposes of calculating earnings per common share, as they have dividend rights. We calculate earnings per share using the two-class method. Under the two-class method, we allocate earnings proportionately to vested Class A Common Shares, Class B-1 Common Shares and unvested Class A Common Shares outstanding for the period. Earnings attributable to unvested Class A Common Shares are excluded from earnings per share under the two-class method as reflected in our condensed consolidated statements of comprehensive income.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Basic EPS
Numerator:
Net income attributable to RMR Inc.	$6,857	$6,698	$37,250	$29,866
Income attributable to unvested participating securities	(25)	—	(135)	—
Net income attributable to RMR Inc. used in calculating basic EPS	$6,832	$6,698	$37,115	$29,866
Denominator:
Weighted average common shares outstanding - basic	16,037	16,008	16,029	16,003
Net income attributable to RMR Inc. per common share - basic	$0.43	$0.42	$2.32	$1.87

Diluted EPS
Numerator:
Net income attributable to RMR Inc.	$6,857	$6,698	$37,250	$29,866
Income attributable to unvested participating securities	(25)	—	(135)	—
Net income attributable to RMR Inc. used in calculating diluted EPS	$6,832	$6,698	$37,115	$29,866
Denominator:
Weighted average common shares outstanding - basic	16,037	16,008	16,029	16,003
Dilutive effect of incremental unvested shares	21	—	15	—
Weighted average common shares outstanding - diluted	16,058	16,008	16,044	16,003

Net income attributable to RMR Inc. per common share - diluted	$0.43	$0.42	$2.31	$1.87

The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one for one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, our Class B-2 Common Shares “paired” with such unit is cancelled for no additional consideration. If all outstanding Class A Units that we do not own were redeemed for our Class A Common Shares in the periods presented, our Class A Common Shares outstanding as of June 30, 2017, would have been 30,094,510. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three and nine months ended June 30, 2017 and 2016, is calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Income before income tax expense and equity in earnings (loss) of investee	$22,129	$21,906	$120,525	$123,433
Add: RMR Inc. franchise tax expense and interest income	147	220	456	443
Less: equity in earnings (loss) of investee	4	—	(161)	—
Less: incentive fee allocable to ABP Trust(1)	—	—	—	(26,611)
Net income before noncontrolling interest	22,280	22,126	120,820	97,265
Less: noncontrolling interest	(10,748)	(10,704)	(58,303)	(47,052)
Net income attributable to RMR Inc. before income tax expense	11,532	11,422	62,517	50,213
Less: income tax expense attributable to RMR Inc.	(4,528)	(4,504)	(24,811)	(19,904)
Less: RMR Inc. franchise tax expense and interest income	(147)	(220)	(456)	(443)
Net income attributable to RMR Inc.	$6,857	$6,698	$37,250	$29,866

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

	Three Months Ended June 30, 2017
		All Other
	RMR LLC(1)	Operations	Total
Revenues:
Management services	$44,644	$—	$44,644
Reimbursable payroll and related costs	9,839	—	9,839
Advisory services	—	1,019	1,019
Total revenues	54,483	1,019	55,502
Expenses:
Compensation and benefits	24,088	681	24,769
General and administrative	8,057	482	8,539
Depreciation and amortization	321	146	467
Total expenses	32,466	1,309	33,775
Operating income (loss)	22,017	(290)	21,727
Interest and other income	377	25	402
Income before income tax expense and equity in earnings of investee	22,394	(265)	22,129
Income tax expense	—	(4,528)	(4,528)
Equity in earnings of investee	—	4	4
Net income (loss)	$22,394	$(4,789)	$17,605
(1) Intersegment revenues of $221 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

	Nine Months Ended June 30, 2017
		All Other
	RMR LLC(1)	Operations	Total
Revenues:
Management services	$183,036	$—	$183,036
Reimbursable payroll and related costs	29,023	—	29,023
Advisory services	—	3,033	3,033
Total revenues	212,059	3,033	215,092
Expenses:
Compensation and benefits	70,842	1,708	72,550
General and administrative	20,539	987	21,526
Depreciation and amortization	1,072	478	1,550
Total expenses	92,453	3,173	95,626
Operating income (loss)	119,606	(140)	119,466
Interest and other income	657	402	1,059
Income before income tax expense and equity in loss of investee	120,263	262	120,525
Income tax expense	—	(24,811)	(24,811)
Equity in loss of investee	—	(161)	(161)
Net income (loss)	$120,263	$(24,710)	$95,553
(1) Intersegment revenues of $872 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2016
		All Other
	RMR LLC(1)	Operations	Total
Revenues
Management services	$41,867	$—	$41,867
Reimbursable payroll and related costs	9,744	—	9,744
Advisory services	—	600	600
Total revenues	51,611	600	52,211
Expenses
Compensation and benefits	22,445	274	22,719
Separation costs	1,195	—	1,195
General and administrative	5,778	332	6,110
Depreciation and amortization	349	—	349
Total expenses	29,767	606	30,373
Operating income (loss)	21,844	(6)	21,838
Interest and other income	62	6	68
Income before income tax expense	21,906	—	21,906
Income tax expense	—	(4,504)	(4,504)
Net income (loss)	$21,906	$(4,504)	$17,402
(1) Intersegment revenues of $192 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

	Nine Months Ended June 30, 2016
		All Other
	RMR LLC(1)	Operations	Total
Revenues
Management services	$182,882	$58	$182,940
Reimbursable payroll and related costs	25,993	—	25,993
Advisory services	—	1,741	1,741
Total revenues	208,875	1,799	210,674
Expenses
Compensation and benefits	64,712	872	65,584
Separation costs	1,358	—	1,358
General and administrative	18,234	876	19,110
Depreciation and amortization	1,333	—	1,333
Total expenses	85,637	1,748	87,385
Operating income	123,238	51	123,289
Interest and other income	137	7	144
Income before income tax expense	123,375	58	123,433
Income tax expense	(1)	(19,903)	(19,904)
Net income (loss)	$123,374	$(19,845)	$103,529
(1) Intersegment revenues of $737 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

Note 11. Separation Costs.

We recognized separation costs of $1,195 and $1,358 for the three and nine months ended June 30, 2016, respectively, in connection with employment termination costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW (dollars in thousands)
RMR Inc. is a holding company; substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of June 30, 2017, the over 1,400 properties which RMR LLC manages are located in 48 states, Washington, DC, Puerto Rico and Canada and are principally owned by the Managed REITs.
Substantially all of our revenues are derived from providing business and property management services to our Client Companies. We also earn revenue from advisory and other services to RIF, a registered investment company, to a private fund created for an institutional investor and to other separately managed accounts.
Managed REITs
The recurring business management fees we earn from the Managed REITs are principally based upon the lower of (i) the historical cost of each REIT’s properties and (ii) each REIT’s total market capitalization. The property management fees we earn from the Managed REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed REIT: a summary of its primary strategy and the lesser of the historical cost of its assets under management and its total market capitalization as of June 30, 2017 and 2016, as applicable:

		Historical Cost of Assets Under Management or
		Total Market Capitalization
		As of June 30,
REIT	Primary Strategy	2017	2016
GOV	Office buildings majority leased to government tenants	$2,235,767	$2,062,981
HPT	Hotels and travel centers	8,666,849	8,195,406
SIR	Lands and properties primarily leased to single tenants	4,611,115	4,688,539
SNH	Healthcare, senior living and medical office buildings	8,272,965	8,143,399
		$23,786,696	$23,090,325
Base business management fees payable to us by the Managed REITs are calculated monthly. A Managed REIT's historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed REIT’s historical cost of assets under management does not include the cost of shares it owns of another Client Company. A Managed REIT's average total market capitalization includes the average value of the Managed REIT's outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed REIT, the lesser of the historical cost of its assets under management and its total market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the three and nine months ended June 30, 2017 and 2016 in some instances may differ from the basis at the end of the periods presented in the table above. As of June 30, 2017, the market capitalization was lower than the historical cost of assets under management for HPT and SIR; the historical costs of assets under management for HPT and SIR as of June 30, 2017, were $9,673,567 and $4,838,694, respectively. For GOV and SNH, the historical cost of assets under management was lower than average market capitalization as of June 30, 2017.

The revenues we earned from the Managed REITs for the three and nine months ended June 30, 2017 and 2016 are set forth in the following tables:

	Three Months Ended June 30, 2017 (1)				Three Months Ended June 30, 2016 (1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
GOV	$2,837	$—	$2,584	$5,421	$2,617	$—	$2,293	$4,910
HPT	10,315	—	10	10,325	9,078	—	11	9,089
SIR	5,674	—	3,302	8,976	5,539	—	3,219	8,758
SNH	9,817	—	2,966	12,783	9,389	—	2,717	12,106
	$28,643	$—	$8,862	$37,505	$26,623	$—	$8,240	$34,863

	Nine Months Ended June 30, 2017 (1)				Nine Months Ended June 30, 2016 (1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
GOV	$8,317	$—	$7,403	$15,720	$7,745	$—	$6,551	$14,296
HPT	30,341	52,407	40	82,788	26,773	62,263	33	89,069
SIR	16,970	—	9,691	26,661	15,778	—	9,501	25,279
SNH	29,188	—	8,029	37,217	26,332	—	8,110	34,442
	$84,816	$52,407	$25,163	$162,386	$76,628	$62,263	$24,195	$163,086
(1) Includes base and incentive business management revenues and property management revenues, including construction supervision fees, if any, earned during the applicable period, and excludes reimbursable payroll and related costs. Incentive business management fees from the Managed REITs are contingent performance based fees which are only recognized when earned at the end of each respective measurement period. While we record incentive business management fee revenue only when earned, we estimate that we would have earned aggregate incentive business management fees from the Managed REITs of $61,055 as of June 30, 2017 if that date had been the end of a measurement period. This estimated amount of incentive business management fees which would have been earned if the measurement period ended on June 30, 2017 is not included in the fees listed in the tables above or in our condensed consolidated financial statements as it may not reflect the incentive business management fees which will be earned as of the end of the measurement period, if any.

Managed Operators, AIC and ABP Trust
We also provide business management services to the Managed Operators. Five Star operates senior living and healthcare facilities throughout the United States, many of which are owned by and leased from, or managed for, SNH. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of Sonesta’s U.S. hotels are owned by HPT. TA operates travel centers along the U.S. interstate highway system, many of which are owned by and leased from HPT, as well as convenience stores, gas stations and restaurants. In addition, we provide management services to certain other businesses, including ABP Trust and AIC. Generally, our fees earned from business management services to companies other than the Managed REITs are based on a percentage of certain revenues from the managed businesses. We also earn fees based upon rents collected for managing rental properties owned by ABP Trust and for managing TA’s headquarters building. Effective July 31, 2017, our property management agreement with TA was not renewed. Property management fees related to this agreement were $9 and $8 for the three months ended June 30, 2017 and 2016, respectively, and $27 and $23 for the nine months ended June 30, 2017 and 2016, respectively. Our revenues from services to the Managed Operators, AIC and ABP Trust were as follows(1):

	Three Months Ended June 30,		Nine Months Ended June 30,
Company	2017	2016	2017	2016
Five Star	$2,354	$2,315	$6,972	$6,913
Sonesta	625	594	1,668	1,503
TA	3,577	3,807	10,459	10,426
AIC	60	60	180	180
ABP Trust	410	228	1,019	774
	$7,026	$7,004	$20,298	$19,796

(1) Includes business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll and related costs.

RMR Advisors and Tremont Advisors
RMR Advisors, a SEC registered investment adviser, provides advisory services to RIF, a registered closed end investment company, and earns fees based upon the fair market value of the gross assets owned by RIF, including assets acquired with the use of debt or other leverage. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $273,956 and $272,311 at June 30, 2017 and 2016, respectively. The advisory fees earned by RMR Advisors included in our revenue were $613 and $600 for the three months ended June 30, 2017 and 2016, respectively, and $1,826 and $1,741 for the nine months ended June 30, 2017 and 2016, respectively.
On August 5, 2016, we acquired the Tremont business, which principally originates and manages real estate debt and debt like financings and serves as an adviser to a private fund created for an institutional investor and other separately managed accounts. As part of this transaction, our wholly owned subsidiary, Tremont Advisors, an investment advisor registered with the SEC, was assigned the investment management contracts of the Tremont business. We earned management services revenue of $113 and $352 for the three and nine months ended June 30, 2017, respectively, and advisory services revenue of $406 and $1,207 for the three and nine months ended June 30, 2017, respectively, from these services.
EQC
EQC is a publicly traded REIT that primarily owns office properties. RMR LLC provided certain transition services for EQC in Australia and earned fees for these services totaling zero and $58 for the three and nine months ended June 30, 2016.
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
RESULTS OF OPERATIONS (dollars in thousands)
When considering the financial data for the three and nine months ended June 30, 2017 compared to the same periods in 2016, readers should note that (i) RMR Inc. did not become a publicly owned company until December 14, 2015 when the Managed REITs distributed approximately half of our Class A Common Shares to their shareholders, and (ii) incentive business management fees earned in 2015 were apportioned based upon the pro rata number of days in 2015 after RMR Inc. began operating on June 5, 2015.
Three Months Ended June 30, 2017, Compared to the Three Months Ended June 30, 2016
The following table presents the changes in our operating results for the three months ended June 30, 2017 compared to the three months ended June 30, 2016:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Revenues:
Management services	$44,644	$41,867	$2,777	6.6%
Reimbursable payroll and related costs	9,839	9,744	95	1.0%
Advisory services	1,019	600	419	69.8%
Total revenues	55,502	52,211	3,291	6.3%

Expenses:
Compensation and benefits	24,769	22,719	2,050	9.0%
Separation costs	—	1,195	(1,195)	(100.0)%
General and administrative	8,539	6,110	2,429	39.8%
Depreciation and amortization	467	349	118	33.8%
Total expenses	33,775	30,373	3,402	11.2%
Operating income	21,727	21,838	(111)	(0.5)%
Interest and other income	402	68	334	491.2%
Income before income tax expense and equity in earnings of investee	22,129	21,906	223	1.0%
Income tax expense	(4,528)	(4,504)	(24)	(0.5)%
Equity in earnings of investee	4	—	4	100.0%
Net income	17,605	17,402	203	1.2%
Net income attributable to noncontrolling interest	(10,748)	(10,704)	(44)	(0.4)%
Net income attributable to RMR Inc.	$6,857	$6,698	$159	2.4%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

Management services revenue. For the three months ended June 30, 2017 and 2016, we earned business and property management services revenue from the following sources:

	Three Months Ended June 30,
Source	2017	2016	Change
Managed REITs	$37,505	$34,863	$2,642
Managed Operators	6,556	6,716	(160)
Other Client Companies	583	288	295
Total	$44,644	$41,867	$2,777

Management services revenue increased $2,777 primarily due to an increase of $2,020 in base business management fees from the Managed REITs primarily as a result of the increase in market capitalization of HPT and SNH, and an increase of $622 in property management fees at the Managed REITs primarily due to increases in the number of properties to which we provide property management services and certain construction activities we managed.
Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue primarily includes amounts reimbursed to us by the Managed REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable payroll and related costs arise from services we provide that are paid or reimbursed to the Managed REITs by their tenants. Reimbursable payroll and related costs revenue for the three months ended June 30, 2017 and 2016 also includes recognition of non-cash share based compensation granted to some of our employees by certain of our Client Companies of $892 and $2,128, respectively. Reimbursable payroll and related costs revenue increased $95 due primarily to increases in the number of properties we managed for the Managed REITs since April 1, 2016, and the related increase in the number of our employees, and their associated compensation and benefits, as well as regular increases in employee compensation and benefits for which we receive reimbursement, partially offset by a decrease in the value of share grants to some of our employees by certain of our Client Companies.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF, as well as the advisory services revenue the Tremont business earns from its clients. These fees increased by $419, primarily due to $406 of revenue earned by the Tremont business for the 2017 period; we acquired the Tremont business in August 2016.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses, contributions related to our employee retirement plan and the value of vested common shares granted to certain of our employees under our and our client companies' equity compensation plans. Compensation and benefits expense for the three months ended June 30, 2017 and 2016 includes $1,038 and $2,128, respectively, of non-cash share based compensation granted to some of our employees by us and certain of our Client Companies. Compensation and benefits expense increased $2,050 primarily due to increased staffing as a result of increases in the number of properties we manage for the Managed REITs since April 1, 2016 and the impact of the Tremont acquisition, as well as annual employee salary and benefits increases, partially offset by a decrease in the value of share grants to some of our employees by certain of our Client Companies.
Separation costs. Separation costs consists of employment termination costs.

General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director share grant expenses, transaction and acquisition related costs and other administrative expenses. General and administrative expenses increased $2,429 primarily as a result of increases in transaction and acquisition related costs during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 and as a result of our being the victim of a business email compromise fraud; see Note 6, Related Person Transactions, to our condensed consolidated financial statements and Part I, Item 4 of this Quarterly Report on Form 10-Q for further information related to this fraud.
Depreciation and amortization. Depreciation expense increased $118 as a result of amortization of intangible assets related to our acquisition of the Tremont business in August 2016, partially offset by certain equipment and capitalized software becoming fully depreciated subsequent to April 1, 2016.
Interest and other income. Interest and other income increased $334 primarily due to a reduction in the contingent consideration liability recorded as part of our acquisition of the Tremont business in August 2016 due to revisions in the projected outcome of the related contingencies, and higher cash balances invested during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Income tax expense. The increase in income tax expense is primarily attributable to an increase in RMR Inc.'s allocable share of any taxable income of RMR LLC for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Equity in earnings of investee. Equity in earnings of investee represents our proportionate share of earnings from our 0.5% general partnership interest in a private fund managed by the Tremont business.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust.

Nine Months Ended June 30, 2017, Compared to the Nine Months Ended June 30, 2016
The following table presents the changes in our operating results for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016:

	Nine Months Ended June 30,
	2017	2016	$ Change	% Change
Revenues:
Management services	$183,036	$182,940	$96	0.1%
Reimbursable payroll and related costs	29,023	25,993	3,030	11.7%
Advisory services	3,033	1,741	1,292	74.2%
Total revenues	215,092	210,674	4,418	2.1%

Expenses:
Compensation and benefits	72,550	65,584	6,966	10.6%
Separation costs	—	1,358	(1,358)	(100.0)%
General and administrative	21,526	19,110	2,416	12.6%
Depreciation and amortization	1,550	1,333	217	16.3%
Total expenses	95,626	87,385	8,241	9.4%
Operating income	119,466	123,289	(3,823)	(3.1)%
Interest and other income	1,059	144	915	635.4%
Income before income tax expense and equity in loss of investee	120,525	123,433	(2,908)	(2.4)%
Income tax expense	(24,811)	(19,904)	(4,907)	(24.7)%
Equity in loss of investee	(161)	—	(161)	100.0%
Net income	95,553	103,529	(7,976)	(7.7)%
Net income attributable to noncontrolling interest	(58,303)	(73,663)	15,360	20.9%
Net income attributable to RMR Inc.	$37,250	$29,866	$7,384	24.7%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended June 30, 2017, compared to the nine months ended June 30, 2016.
Management services revenue. For the nine months ended June 30, 2017 and 2016, we earned business and property management services revenue from the following sources:

	Nine Months Ended June 30,
Source	2017	2016	Change
Managed REITs	$162,386	$163,086	$(700)
Managed Operators	19,099	18,842	257
Other Client Companies	1,551	954	597
EQC	—	58	(58)
Total	$183,036	$182,940	$96

Management services revenue increased $96 primarily due to an increase of $8,188 in base business management fees from the Managed REITs primarily as a result of the increase in market capitalization of HPT, SNH and SIR and an increase of $968 in property management fees at the Managed REITs primarily due to increases in the number of properties to which we provide property management services and certain construction activities we managed. These increases were partially offset by a decrease of $9,856 in incentive business management fees earned from HPT for calendar year 2016 compared to calendar year 2015, which amounts, if any, are recognized in our first fiscal quarter when the amounts for the calendar year become known and earned.
Reimbursable payroll and related costs revenue. Reimbursable payroll and related costs revenue for the nine months ended June 30, 2017 and 2016 includes recognition of non-cash share based compensation granted to some of our employees by certain of our Client Companies of $3,386 and $4,971, respectively. Reimbursable payroll and related costs revenue increased $3,030 due primarily to increases in the number of properties we managed for the Managed REITs since October 1, 2015, and the related increase in the number of our employees and their associated compensation and benefits, as well as regular increases in employee compensation and benefits for which we receive reimbursement. This increase was partially offset by a decrease in the value of share grants to some of our employees by certain of our Client Companies.
Advisory services revenue. Advisory services revenue increased by $1,292, primarily due to $1,207 of revenue earned by the Tremont business subsequent to our acquisition of that business in August 2016.
Compensation and benefits. Compensation and benefits expense for the nine months ended June 30, 2017 and 2016 includes $3,804 and $4,971, respectively, of non-cash share based compensation granted to some of our employees by us and certain of our Client Companies. Compensation and benefits expense increased primarily due to increased staffing as a result of increases in the number of properties we manage for the Managed REITs since October 1, 2015 and the impact of the Tremont acquisition, as well as annual employee salary and benefits increases. This increase was partially offset by a decrease in the value of share grants to some of our employees by certain of our Client Companies.
Separation costs. Separation costs consists of employment termination costs.
General and administrative. General and administrative expenses increased $2,416 primarily as a result of increases in transaction and acquisition related costs and director share grant expenses during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 and as a result of our being the victim of a business email compromise fraud; see Note 6, Related Person Transactions, to our condensed consolidated financial statements and Part I, Item 4 of this Quarterly Report on Form 10-Q for further information related to this fraud. These increases were partially offset by a decline in property management fees we paid as a result of the transitioning to us of the management of properties previously managed by third parties.
Depreciation and amortization. Depreciation expense increased $217 as a result of amortization of intangible assets related to our acquisition of the Tremont business in August 2016, partially offset by certain equipment and capitalized software becoming fully depreciated subsequent to October 1, 2015.
Interest and other income. Interest and other income increased $915 primarily due to a reduction in the contingent consideration liability recorded as part of our acquisition of the Tremont business in August 2016 due to revisions in the projected outcome of the related contingencies, and higher cash balances invested during the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016.
Income tax expense. The increase in income tax expense is primarily attributable to an increase in RMR Inc.'s allocable share of any taxable income of RMR LLC for the nine months ended June 30, 2017 compared to nine months ended June 30, 2016.
Equity in loss of investee. Equity in loss of investee represents our proportionate share of earnings and losses from our 0.5% general partnership interest in a private fund managed by the Tremont business.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust. Net income attributable to noncontrolling interest for the nine months ended June 30, 2016 includes $26,611 of the annual incentive business management fee for calendar year 2015 allocated to ABP Trust . See Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the allocation of the annual incentive business management fees for calendar year 2015 to ABP Trust.

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
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management and property management and advisory services fees. Our current liabilities have historically included accounts payable, accrued expenses and deposits, including accrued employee compensation. As of June 30, 2017 and September 30, 2016, we had cash and cash equivalents of $137,711 and $65,833, respectively. As of June 30, 2017 and September 30, 2016, $134,398 and $57,741, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations for the nine months ended June 30, 2017, including the calendar year 2016 incentive business management fee received in January 2017.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities, and we currently do not maintain any credit facilities under which borrowings are available to us. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC, our obligation to make payments to ABP Trust under our tax receivable agreement, our plan to make quarterly distributions on our Class A Common Shares and Class B-1 Common Shares and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividends to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of each month or, in the case of annual incentive business management fees, within 30 days following each calendar year end. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts.
We believe that our operating cash flow will be sufficient to meet our operating needs and commitments for the next 12 months and for the reasonably foreseeable future. On June 28, 2017, one of our Managed REITs, GOV, announced that its board of trustees unanimously approved a definitive merger agreement for GOV's acquisition of all of the outstanding common shares of First Potomac Realty Trust, or FPO, for aggregate consideration of approximately $1.4 billion. This transaction is subject to the approval of at least a majority of FPO's common shareholders and other customary conditions and GOV has stated that it expects this transaction to close, assuming closing conditions are satisfied, prior to calendar year end 2017. We expect that the business management fees and property management fees we earn from GOV in the future may increase if this transaction is completed; but, because our management fees are calculated based upon complex formulas and may be significantly impacted by incentive management fees, there can be no assurance that our management fees from GOV will increase as a result of this transaction. A newly formed commercial mortgage REIT subsidiary of Tremont Advisors filed a registration statement on Form S-11 related to a proposed initial public offering of its common shares. Tremont Advisors is responsible to pay all of the initial organizational costs and the costs of the proposed offering (including the underwriting discounts and commissions), whether this proposed offering is consummated or not, and these costs may be material. As of June 30, 2017, Tremont Advisors has incurred approximately $1,423 of costs related to this proposed offering.
During the nine months ended June 30, 2017, we paid cash distributions to the holders of our Class A Common Shares and Class B-1 Common Shares aggregating $12,065. These dividends were funded by distributions from RMR LLC to holders of its membership units. See Note 7, Shareholders' Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
On July 12, 2017, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,024. This dividend is payable to our shareholders of record as of July 24, 2017. This dividend will be funded by a distribution from RMR LLC to holders of its membership units. We expect to pay this dividend on or about August 17, 2017.
For the nine months ended June 30, 2017, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $56,230, of which $29,097 was distributed to us and $27,133 was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage in RMR LLC. The $29,097 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $27,133 distributed to ABP Trust was recorded as a reduction of its noncontrolling interest. We expect to use these funds distributed to us to fund our tax liabilities and our obligations under the tax receivable agreement described in Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows
Our changes in cash flows for the nine months ended June 30, 2017 compared to the comparable prior year period were as follows: (i) cash provided from operating activities increased from $97,363 in the 2016 period to $122,931 in the 2017 period;

(ii) cash used in investing activities decreased from $955 in the 2016 period to $604 in the 2017 period; and (iii) cash used in financing activities increased from $49,781 in the 2016 period to $50,448 in the 2017 period.
The increase in cash provided by operating activities for the nine months ended June 30, 2017, compared to the same period in 2016 primarily reflects the net effect of changes in our working capital activities between the two periods, including the collection of the 2016 calendar year incentive business management fee in the 2017 period and the payment of the 2015 calendar year incentive business management fee allocated solely to ABP Trust in the 2016 period. The decrease in cash used in investing activities for the nine months ended June 30, 2017 compared to the same period in 2016 was due to a decrease in purchases of equipment and capitalized software. The increase in cash used in financing activities for the nine months ended June 30, 2017 compared to the same period in 2016 was primarily due to higher tax distributions to ABP Trust, partially offset by three quarterly distributions paid in the 2017 period compared to distributions for the longer period from June 5, 2015 to June 30, 2016 paid in the 2016 period.

Off Balance Sheet Arrangements
As of June 30, 2017 and September 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report. As of June 30, 2017, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $64,929, of which we expect to pay $2,900 to ABP Trust during the fourth quarter of fiscal year 2017.
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
Risks Related to Cash and Short Term Investments
Our cash and cash equivalents include short term, highly liquid investments readily convertible to known amounts of cash that have original maturities of three months or less from the date of purchase. We invest a substantial amount of our cash in money market funds. The majority of our cash is maintained in U.S. bank accounts. Some U.S. bank account balances exceed the FDIC coverage limit. We believe our cash and short term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk. See Item 4 below for a discussion of changes we have made in our controls and procedures to mitigate certain risks related to our use of wire transfers of cash.
Related Person Transactions
We have relationships and historical and continuing transactions with our Managing Directors and our Client Companies. For example, through their ownership of ABP Trust, our Managing Directors are our controlling shareholders and hold membership units of our subsidiary, RMR LLC; our Managing Directors serve as managing trustees of each Managed REIT and are the owners and directors of Sonesta; Mr. Barry M. Portnoy serves as managing director of Five Star and TA; we are a party to the tax receivable agreement with ABP Trust; all of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are our officers and employees; and, as of June 30, 2017, the Managed REITs owned a majority of our outstanding Class A Common Shares. In addition, several of our Client Companies have material historical and ongoing relationships with our other Client Companies. For further information about these and other such relationships and related person transactions, see Note 6, "Related Person Transactions", to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the SEC. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons filed as exhibits to our filings with the SEC are available at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative disclosures about market risk are set forth above in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk and Credit Risk.”

Item 4. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934, as amended, Rules 13a-15 and 15d-15. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

In June 2017, RMR LLC became aware that we had been a victim of a criminal fraud that law enforcement authorities refer to as business email compromise fraud. For further information about this criminal fraud, see Note 6, "Related Person Transactions", to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the third fiscal quarter of 2017, enhancements were made to our controls relating to electronic payments, including by wire transfer of funds. These enhancements include additional verification and documentation procedures to be followed prior to the initiation or approval of electronic payments by or for us. We believe these enhancements increase the ability of our personnel to identify and block attempts by third parties to fraudulently receive electronic payments from us. Our management believes that the foregoing actions have improved our internal controls regarding the detection of fraudulent activities and the safeguarding of our assets.

Other than the actions described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. OUR FORWARD LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS, INTENTS AND EXPECTATIONS WITH RESPECT TO, AMONG OTHER THINGS, OUR OPERATIONS AND FINANCIAL PERFORMANCE. OUR FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF WORDS SUCH AS “OUTLOOK,” “BELIEVE,” “EXPECT,” “POTENTIAL,” “WILL,” “MAY,” “ESTIMATE,” “ANTICIPATE” AND DERIVATIVES OR NEGATIVES OF SUCH WORDS OR SIMILAR WORDS. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. ACCORDINGLY, THERE ARE OR WILL BE FACTORS THAT COULD CAUSE ACTUAL OUTCOMES OR RESULTS TO DIFFER MATERIALLY FROM THOSE STATED OR IMPLIED IN THESE STATEMENTS. WE BELIEVE THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING:

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

•
THE FACT THAT WE EARNED SIGNIFICANT INCENTIVE BUSINESS MANAGEMENT FEES FROM ONE OF OUR MANAGED REITS FOR THE CALENDAR YEARS 2016 AND 2015, AND THAT WE ESTIMATE THAT WE WOULD HAVE EARNED AGGREGATE INCENTIVE BUSINESS MANAGEMENT FEES FROM THE MANAGED REITS OF $61.1 MILLION AS OF JUNE 30, 2017 IF THAT DATE HAD BEEN THE END OF A MEASUREMENT PERIOD, MAY IMPLY THAT WE WILL EARN AN INCENTIVE BUSINESS MANAGEMENT FEE FOR THE CALENDAR YEAR 2017 OR IN FUTURE YEARS. THE INCENTIVE BUSINESS MANAGEMENT FEES THAT WE MAY EARN FROM OUR MANAGED REITS ARE BASED UPON TOTAL RETURNS REALIZED BY THE REITS' SHAREHOLDERS COMPARED TO THE TOTAL SHAREHOLDERS RETURN OF CERTAIN IDENTIFIED INDICES. WE HAVE ONLY LIMITED CONTROL OVER THE TOTAL RETURNS REALIZED BY SHAREHOLDERS OF THE MANAGED REITS AND EFFECTIVELY NO CONTROL OVER INDEXED TOTAL RETURNS. THERE CAN BE NO ASSURANCE THAT WE WILL EARN INCENTIVE BUSINESS MANAGEMENT FEES IN THE FUTURE.

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

•
WE WERE THE VICTIM OF A BUSINESS EMAIL COMPROMISE FRAUD WHICH RESULTED IN OUR INCURRING A LOSS OF $590. WE ARE WORKING WITH LAW ENFORCEMENT AUTHORITIES AND THE BANKS INVOLVED IN THE WIRE TRANSFER TO PURSUE RECOVERY OF THE $590, BUT AT THIS TIME WE DO NOT KNOW WHETHER WE WILL BE ABLE TO RECOVER ANY OF THESE FUNDS, AND WE HAVE BEEN ADVISED THAT IT MAY TAKE SEVERAL MONTHS BEFORE WE ARE BETTER ABLE TO EVALUATE OUR RECOVERY PROSPECTS.

•
ENHANCEMENTS HAVE BEEN MADE TO OUR CONTROLS RELATING TO THE ELECTRONIC PAYMENTS BY OR FOR US THAT WE BELIEVE WILL REDUCE OUR RISK OF BECOMING A VICTIM OF FUTURE FRAUDS RELATED TO OUR PAYMENTS, INCLUDING BY WIRE TRANSFERS. HOWEVER, CYBER-

RELATED CRIMINAL ACTIVITIES CONTINUE TO EVOLVE AND INCREASE IN SOPHISTICATION, FREQUENCY AND SEVERITY. AS A RESULT, THE CONTROL ENHANCEMENTS THAT HAVE BEEN MADE, AND ANY ADDITIONAL ENHANCEMENTS THAT MAY BE MADE IN THE FUTURE, TO OUR CONTROLS MAY NOT BE SUCCESSFUL IN AVOIDING OUR BECOMING A VICTIM TO FURTHER CYBER-RELATED CRIMES.

•
WE HAVE STATED THAT WE EXPECT THAT THE BUSINESS MANAGEMENT FEES AND PROPERTY MANAGEMENT FEES WE EARN FROM GOV IN THE FUTURE MAY INCREASE IF THE PROPOSED TRANSACTION BETWEEN GOV AND FPO IS COMPLETED AND THAT GOV HAS STATED IT EXPECTS THE TRANSACTION TO CLOSE PRIOR TO CALENDAR YEAR END 2017; HOWEVER, THIS TRANSACTION IS SUBJECT TO CLOSING CONDITIONS, INCLUDING THE APPROVAL OF AT LEAST A MAJORITY OF FPO’s COMMON SHAREHOLDERS, AND MAY NOT BE CONSUMMATED ON TIME OR AT ALL. ALSO, OUR FUTURE MANAGEMENT FEES FROM GOV ARE BASED UPON COMPLEX FORMULAS AND THERE IS NO ASSURANCE THAT OUR FEES FROM GOV WILL INCREASE IF AND AFTER GOV'S ACQUISITION OF FPO IS COMPLETED.

•
THE STATEMENT IN THIS REPORT THAT WE EXPECT OUR FEES FROM GOV MAY INCREASE IF AND AFTER GOV'S ACQUISITION OF FPO IS COMPLETED MAY IMPLY THAT OUR EARNINGS WILL INCREASE. IN FACT, THE ADDED COSTS WHICH WE INCUR TO MANAGE AN ENLARGED GOV IF AND AFTER GOV ACQUIRES FPO MAY EXCEED ANY INCREASE IN FEES WE RECEIVE AND, AS A RESULT, WE MAY NOT REALIZE ANY INCREASED EARNINGS OR WE MAY INCUR LOSSES.

•
THIS REPORT STATES THAT A NEWLY FORMED COMMERCIAL MORTGAGE REIT SUBSIDIARY OF TREMONT ADVISORS FILED A REGISTRATION STATEMENT FOR A PROPOSED INITIAL PUBLIC OFFERING, THAT OUR SUBSIDIARY, TREMONT ADVISORS IS RESPONSIBLE TO PAY ALL OF THE COSTS OF THIS PROPOSED OFFERING AND THAT WE HAVE INCURRED APPROXIMATELY $1.4 MILLION OF SUCH COSTS THROUGH JUNE 30, 2017. CREATING A NEW MORTGAGE REIT INVOLVES COMPLEX, EXPENSIVE AND TIME CONSUMING PROCESSES. ALSO, THE SUCCESS OF THIS PROJECT WILL DEPEND LARGELY UPON MARKET CONDITIONS IF AND AFTER THE OFFERING OF SECURITIES BY THE NEW REIT PROCEEDS, AND MARKET CONDITIONS ARE BEYOND OUR CONTROL. ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THIS NEW MORTGAGE REIT WILL BE CREATED AND IT IS POSSIBLE THAT THE EXPENSE AND EFFORTS DEVOTED TO CREATING THIS NEW REIT WILL BE LOST.

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

Part II. Other Information
Item 1A. Risk Factors
Other than as provided below regarding possible risks and uncertainties relating to information technology and cyber security, there have been no material changes to risk factors from those we previously disclosed in our Annual Report.

The costs we incur to secure our electronic information systems are increasing.

We rely on electronic information technology networks and systems, including various systems and software monitoring to safeguard, store and process information for us and our Client Companies, including confidential information such as personally identifiable information related to our employees and others and information regarding our and our Client Companies’ financial accounts. The costs to protect this information against security breaches and cyber-related criminal activities are significant, and we believe such costs are likely to increase as our reliance on electronic information technology increases and as methods of cyber related fraud increase in sophistication and their use by criminals increases.

If our efforts to secure our electronic information fail, our business reputation and financial results may be materially and adversely impacted.

Although we take various actions to secure our and our Clients Companies’ information which is maintained in our electronic or cyber networks, our actions may not prevent improper disclosure or use of our or our Client Companies’ information. For example, in June 2017, we learned that we had been a victim of criminal fraud in which a person pretending to be a representative of a seller in a property acquisition transaction provided fraudulent money wire instructions that caused money to be wire transferred to an account that was believed to be, but was not, the seller’s account; and we are now working with law enforcement authorities and the banks involved to pursue recovery of the misdirected funds. In the event that our future actions to maintain and secure our and our clients’ information are not successful, we could suffer reputational and financial losses which materially and adversely impact our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2017:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Per Share	or Programs	Programs
June 2017	47	$48.65	$—	$—
Total	47	$48.65	$—	$—

(1) This common share withholding and purchase was made to satisfy tax withholding and payment obligations of a former employee in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on the Nasdaq Stock Market LLC on the purchase date.

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
101.1
The following materials from RMR Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

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

Dated: August 9, 2017