Form 10-K
period 2017-09-30
RMR GROUP INC.
filed 2017-12-12
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting shares of Class A common stock, $0.001 par value, of the registrant held by non-affiliates was approximately $343.8 million based on the $49.50 closing price per common share on The Nasdaq Stock Market LLC, on March 31, 2017. For purposes of this calculation, an aggregate of 8,148,918 common shares of Class A common Stock, held directly by, or by affiliates of, the directors and the executive officers of the registrant have been included in the number of common shares held by affiliates.

As of December 11, 2017, there were 15,164,066 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2018 annual meeting of shareholders are incorporated by reference in Part III of this Form 10- K.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. OUR FORWARD LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS, INTENTS AND EXPECTATIONS WITH RESPECT TO, AMONG OTHER THINGS, OUR OPERATIONS AND FINANCIAL PERFORMANCE. OUR FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF WORDS SUCH AS “OUTLOOK,” “BELIEVE,” “EXPECT,” “POTENTIAL,” “WILL,” “MAY,” “ESTIMATE,” “ANTICIPATE” AND DERIVATIVES OR NEGATIVES OF SUCH WORDS OR SIMILAR WORDS. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. ACCORDINGLY, THERE ARE OR WILL BE FACTORS THAT COULD CAUSE ACTUAL OUTCOMES OR RESULTS TO DIFFER MATERIALLY FROM THOSE STATED OR IMPLIED IN THESE STATEMENTS. WE BELIEVE THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING:

•	SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM SERVICES TO A LIMITED NUMBER OF CLIENT COMPANIES;

•	OUR REVENUES MAY BE HIGHLY VARIABLE;

•	CHANGING MARKET CONDITIONS, INCLUDING RISING INTEREST RATES THAT MAY ADVERSELY IMPACT OUR CLIENT COMPANIES AND OUR BUSINESS WITH THEM;

•	POTENTIAL TERMINATIONS OF OUR MANAGEMENT AGREEMENTS WITH OUR CLIENT COMPANIES;

•
OUR ABILITY TO EXPAND OUR BUSINESS DEPENDS UPON THE GROWTH AND PERFORMANCE OF OUR CLIENT COMPANIES AND OUR ABILITY TO OBTAIN OR CREATE NEW CLIENTS FOR OUR BUSINESS AND IS OFTEN DEPENDENT UPON CIRCUMSTANCES BEYOND OUR CONTROL;

•	LITIGATION RISKS;

•	ALLEGATIONS, EVEN IF UNTRUE, OF ANY CONFLICTS OF INTEREST ARISING FROM OUR MANAGEMENT ACTIVITIES;

•	OUR ABILITY TO RETAIN THE SERVICES OF OUR FOUNDERS AND OTHER KEY PERSONNEL;

•	RISKS ASSOCIATED WITH AND COSTS OF COMPLIANCE WITH LAWS AND REGULATIONS, INCLUDING SECURITIES REGULATIONS, EXCHANGE LISTING STANDARDS AND OTHER LAWS AND REGULATIONS AFFECTING PUBLIC COMPANIES; AND

•	OTHER RISKS DESCRIBED UNDER “RISK FACTORS” BEGINNING ON PAGE 16.
FOR EXAMPLE:

•
WE HAVE A LIMITED NUMBER OF CLIENT COMPANIES. WE HAVE LONG TERM CONTRACTS WITH OUR MANAGED EQUITY REITS (COLLECTIVELY, GOVERNMENT PROPERTIES INCOME TRUST, A MARYLAND REAL ESTATE INVESTMENT TRUST, INCLUDING ITS SUBSIDIARIES, OR GOV; HOSPITALITY PROPERTIES TRUST, A MARYLAND REAL ESTATE INVESTMENT TRUST, INCLUDING ITS SUBSIDIARIES, OR HPT; SELECT INCOME REIT, A MARYLAND REAL ESTATE INVESTMENT TRUST, INCLUDING ITS SUBSIDIARIES, OR SIR; AND SENIOR HOUSING PROPERTIES TRUST, A MARYLAND REAL ESTATE INVESTMENT TRUST, INCLUDING ITS SUBSIDIARIES, OR SNH); HOWEVER, THE OTHER CONTRACTS UNDER WHICH WE EARN OUR REVENUES ARE FOR SHORTER TERMS, AND THE LONG TERM CONTRACTS WITH OUR MANAGED EQUITY REITS MAY BE TERMINATED IN CERTAIN CIRCUMSTANCES. THE TERMINATION OR LOSS OF ANY OF OUR MANAGEMENT CONTRACTS MAY HAVE A MATERIAL ADVERSE IMPACT UPON OUR REVENUES, PROFITS, CASH FLOWS AND BUSINESS REPUTATION.

•
OUR MANAGEMENT FEES FROM OUR MANAGED EQUITY REITS ARE CALCULATED BASED UPON THE LOWER OF EACH REIT’S COST OF ITS APPLICABLE ASSETS AND SUCH REIT’S MARKET CAPITALIZATION. OUR MANAGEMENT FEES FROM OUR MANAGED OPERATORS (COLLECTIVELY, FIVE STAR SENIOR LIVING INC., A MARYLAND CORPORATION, INCLUDING ITS SUBSIDIARIES, OR FIVE STAR; SONESTA INTERNATIONAL HOTELS CORPORATION, A MARYLAND CORPORATION, INCLUDING ITS SUBSIDIARIES, OR SONESTA; AND TRAVELCENTERS OF AMERICA LLC, A DELAWARE

i

LIMITED LIABILITY COMPANY, INCLUDING ITS SUBSIDIARIES, OR TA) ARE CALCULATED BASED UPON CERTAIN REVENUES FROM EACH OPERATOR'S BUSINESS. ACCORDINGLY, OUR FUTURE REVENUES, INCOME AND CASH FLOWS WILL DECLINE IF THE BUSINESSES, ASSETS OR MARKET CAPITALIZATION OF OUR CLIENT COMPANIES DECLINE.

•
THE FACT THAT WE EARNED SIGNIFICANT INCENTIVE BUSINESS MANAGEMENT FEES FROM ONE OF OUR MANAGED EQUITY REITS FOR THE CALENDAR YEARS 2016 AND 2015, AND THAT WE ESTIMATE THAT WE WOULD HAVE EARNED AGGREGATE INCENTIVE BUSINESS MANAGEMENT FEES FROM THE MANAGED EQUITY REITS OF $63.6 MILLION AS OF SEPTEMBER 30, 2017, IF THAT DATE HAD BEEN THE END OF A MEASUREMENT PERIOD, MAY IMPLY THAT WE WILL EARN INCENTIVE BUSINESS MANAGEMENT FEES FOR THE CALENDAR YEAR 2017 OR IN FUTURE YEARS. THE INCENTIVE BUSINESS MANAGEMENT FEES THAT WE MAY EARN FROM OUR MANAGED EQUITY REITS ARE BASED UPON TOTAL RETURNS REALIZED BY THE REITS' SHAREHOLDERS COMPARED TO THE TOTAL SHAREHOLDERS RETURN OF CERTAIN IDENTIFIED INDICES. WE HAVE ONLY LIMITED CONTROL OVER THE TOTAL RETURNS REALIZED BY SHAREHOLDERS OF THE MANAGED EQUITY REITS AND EFFECTIVELY NO CONTROL OVER INDEXED TOTAL RETURNS. THERE CAN BE NO ASSURANCE THAT WE WILL EARN INCENTIVE BUSINESS MANAGEMENT FEES IN THE FUTURE.

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

•
WE WERE THE VICTIM OF A BUSINESS EMAIL COMPROMISE FRAUD WHICH RESULTED IN OUR CAUSING A PAYMENT TO BE MADE BY WIRE TRANSFER TO A FRAUDULENT BANK ACCOUNT. WE INCURRED A NET LOSS OF $590,000 AS A RESULT. ENHANCEMENTS HAVE BEEN MADE TO OUR CONTROLS RELATING TO THE ELECTRONIC PAYMENTS THAT WE BELIEVE WILL REDUCE OUR RISK OF BECOMING A VICTIM OF FUTURE FRAUDS RELATED TO OUR PAYMENTS, INCLUDING BY WIRE TRANSFERS. HOWEVER, CYBER-RELATED CRIMINAL ACTIVITIES CONTINUE TO EVOLVE AND INCREASE IN SOPHISTICATION, FREQUENCY AND SEVERITY. AS A RESULT, THE ENHANCEMENTS THAT HAVE BEEN MADE, AND ANY ADDITIONAL ENHANCEMENTS THAT MAY BE MADE IN THE FUTURE, TO OUR CONTROLS MAY NOT BE SUCCESSFUL IN AVOIDING OUR BECOMING A VICTIM OF CRIMES.

•
WE EXPECT THAT THE BUSINESS MANAGEMENT FEES AND PROPERTY MANAGEMENT FEES WE EARN FROM GOV IN THE FUTURE MAY INCREASE AS A RESULT OF GOV'S ACQUISITION OF FIRST POTOMAC REALTY TRUST, OR FPO. HOWEVER, OUR ABILITY TO REALIZE INCREASED EARNINGS FROM GOV AS A RESULT OF ITS ACQUISITION OF FPO WILL DEPEND ON GOV’S ABILITY TO GROW AND MAINTAIN ITS MARKET CAPITALIZATION, BUSINESS AND SHAREHOLDER RETURNS AND ON OUR ABILITY TO PROVIDE SERVICES PROFITABLY. MOREOVER, DECLINES IN EARNINGS FROM OTHER CLIENTS OR FOR OTHER REASONS MAY EXCEED ANY ADDITIONAL EARNINGS WE MAY REALIZE AS A RESULT OF GOV’S ACQUISITION OF FPO.

•
THE STATEMENT IN THIS REPORT THAT WE EXPECT OUR FEES FROM GOV MAY INCREASE AS A RESULT OF GOV'S ACQUISITION OF FPO MAY IMPLY THAT OUR EARNINGS WILL INCREASE. IN FACT, THE ADDED COSTS WHICH WE INCUR TO MANAGE AN ENLARGED GOV AS A RESULT OF GOV'S ACQUISITION OF FPO MAY EXCEED ANY INCREASE IN FEES WE RECEIVE AND, AS A RESULT, WE MAY NOT REALIZE ANY INCREASED EARNINGS OR WE MAY INCUR LOSSES.

•
WE ARE CONSIDERING WAYS TO GROW OUR BUSINESS AND THE BUSINESS OF CERTAIN OF OUR CLIENT COMPANIES IN RESPONSE TO THE CHANGES THAT ARE OCCURRING IN THE METHODS AND LOCATIONS OF RETAIL SALES FROM STORES AND SHOPPING MALLS TO E-COMMERCE PLATFORMS. WE BELIEVE THAT THIS INDUSTRY CHANGE MAY REDUCE THE VALUE OF TRADITIONAL RETAIL PROPERTIES AND INCREASE THE VALUE OF INDUSTRIAL AND LOGISTICS PROPERTIES THAT WILL OVERWHELM CYCLICAL TRENDS. ANY ACTIONS WE MAY TAKE TO GROW OUR BUSINESS OR THE BUSINESS OF OUR CLIENT COMPANIES IN RESPONSE TO THESE CHANGES MAY NOT BE

SUCCESSFUL. IN ADDITION, ANY INVESTMENTS OR REPOSITIONING OF PROPERTIES WE OR OUR CLIENT COMPANIES MAY MAKE OR PURSUE MAY NOT INCREASE THE VALUE OF THE APPLICABLE PROPERTIES OR OFFSET THE DECLINE IN VALUE THOSE PROPERTIES MAY OTHERWISE EXPERIENCE.
THERE ARE OR WILL BE ADDITIONAL IMPORTANT FACTORS THAT COULD CAUSE BUSINESS OUTCOMES OR FINANCIAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED OR IMPLIED IN OUR FORWARD LOOKING STATEMENTS. FOR EXAMPLE, CHANGING MARKET CONDITIONS, INCLUDING RISING INTEREST RATES, MAY LOWER THE MARKET VALUE OF OUR MANAGED EQUITY REITS OR CAUSE THE REVENUES OF OUR MANAGED OPERATORS TO DECLINE AND, AS A RESULT, OUR REVENUES MAY DECLINE.
WE HAVE BASED OUR FORWARD LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS ABOUT FUTURE EVENTS THAT WE BELIEVE MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. BECAUSE FORWARD LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED, OUR FORWARD LOOKING STATEMENTS SHOULD NOT BE RELIED ON AS PREDICTIONS OF FUTURE EVENTS. THE EVENTS AND CIRCUMSTANCES REFLECTED IN OUR FORWARD LOOKING STATEMENTS MAY NOT BE ACHIEVED OR OCCUR AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED IN OUR FORWARD LOOKING STATEMENTS. THE MATTERS DISCUSSED IN THIS WARNING SHOULD NOT BE CONSTRUED AS EXHAUSTIVE AND SHOULD BE READ IN CONJUNCTION WITH THE OTHER CAUTIONARY STATEMENTS THAT ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE DEVELOPMENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW.

PART I
Item 1. Business
Our Company
The RMR Group Inc., or RMR Inc., owns a 51.9% economic interest in and is the managing member of The RMR Group LLC, or RMR LLC. Substantially all of the business of RMR Inc. is conducted by RMR LLC. RMR LLC was founded in 1986 to manage real estate related businesses. In this Annual Report on Form 10-K, unless otherwise indicated, "we", "us" and "our" refers to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC. Our business primarily consists of providing management services to our Managed Equity REITs (four publicly traded real estate investment trusts, or REITs) and our Managed Operators (three real estate operating companies). Since its founding, RMR LLC has substantially grown the amount of real estate assets under management and the number of real estate businesses it manages. As of September 30, 2017, we had $28.5 billion of assets under management. For more information about our calculation of assets under management, see Item 6, Selected Financial Data, included in Part II of this Annual Report on Form 10-K. Our assets under management include more than 1,400 properties, which are primarily owned by our Managed Equity REITs.
As manager of the Managed Equity REITs, we are responsible for implementing investment strategies and managing day to day operations, subject to supervision and oversight by each Managed Equity REIT’s board of trustees. The Managed Equity REITs have no employees, and we provide the personnel and services necessary for each Managed Equity REIT to conduct its business. The Managed Equity REITs invest in diverse income producing properties as follows:

•
Government Properties Income Trust (Nasdaq: GOV), or GOV, primarily owns office properties leased to the U.S. government and state governments. As of September 30, 2017, GOV owned 74 properties (96 buildings) located in 31 states and the District of Columbia.

•
Hospitality Properties Trust (Nasdaq: HPT), or HPT, primarily owns hotel and travel center properties. As of September 30, 2017, HPT owned 522 properties (323 hotels and 199 travel centers) located in 45 states, Puerto Rico and Canada.

•
Select Income REIT (Nasdaq: SIR), or SIR, primarily owns properties that are leased to single tenants, including industrial and commercial lands on the island of Oahu, Hawaii. As of September 30, 2017, SIR owned 124 properties (366 buildings, leasable land parcels and easements) located in 36 states.

•
Senior Housing Properties Trust (Nasdaq: SNH), or SNH, primarily owns independent and assisted living communities, continuing care retirement communities, nursing homes, wellness centers and properties leased to medical service providers, clinics, biotech laboratory tenants and other medical related businesses. As of September 30, 2017, SNH owned 435 properties (461 buildings) located in 42 states and the District of Columbia.

We also provide management services to the Managed Operators that have diverse businesses as follows:

•
Five Star Senior Living Inc. (Nasdaq: FVE), or Five Star, is a national healthcare and senior living services company that operates senior living communities, including independent living, assisted living, continuing care and skilled nursing facilities, many of which are owned by SNH. As of September 30, 2017, Five Star operated 283 senior living communities located in 32 states.

•
Sonesta International Hotels Corporation, or Sonesta, manages and franchises an international collection of hotels, resorts and cruise ships offering upscale and extended stay accommodations to travelers, including hotels in the United States owned by HPT. As of September 30, 2017, Sonesta’s business included 79 properties in seven countries.

•
TravelCenters of America LLC (Nasdaq: TA), or TA, operates, leases and franchises a national chain of full service travel centers located along the U.S. Interstate Highway System, many of which are owned by HPT. TA also owns, operates and franchises convenience stores and standalone restaurants. As of September 30, 2017, TA’s business included 256 travel centers in 43 states and Canada, 233 gasoline / convenience stores in 11 states and 50 standalone restaurants in 14 states.

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

On August 5, 2016, we acquired certain assets of Tremont Realty Capital LLC, or the Tremont business, which specializes in commercial real estate finance, principally providing capital to commercial real estate owners and developers and serving as advisor to a private fund that principally make commercial real estate debt investments. As part of this transaction, our wholly owned subsidiary, Tremont Realty Advisors LLC, or Tremont Advisors, an investment advisor registered with the SEC, was assigned the investment management contracts with investment advisory clients of the Tremont business. Tremont Advisors advises a private fund and other separately managed accounts that invest in commercial real estate debt, including secured mortgage debt and mezzanine financing opportunities. Tremont Advisors may also provide advice with respect to commercial real estate that may become owned by its clients.
Effective September 18, 2017, Tremont Advisors also provides advisory services for Tremont Mortgage Trust (Nasdaq: TRMT), or TRMT, a mortgage real estate investment trust created to focus primarily on originating and investing in first mortgage loans secured by middle market or transitional commercial real estate, or CRE. TRMT completed its initial public offering, or the TRMT IPO, on September 18, 2017. Concurrently with the closing of the TRMT IPO, Tremont Advisors purchased 600,000 common shares of TRMT at $20.00 per share, the initial public offering price in the TRMT IPO, pursuant to a private placement purchase agreement entered into by Tremont Advisors and TRMT on September 13, 2017. TRMT defines middle market CRE as commercial properties that have values up to $75 million and transitional CRE as commercial properties subject to redevelopment or repositioning activities that are expected to increase the value of the properties. Although TRMT's primary focus is originating and investing in floating rate first mortgage loans of less than $50 million, its target investments also include subordinated mortgages, mezzanine loans and preferred equity interests in entities that own middle market or transitional CRE.
In addition, we provide management services to certain other businesses, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust, historically a Massachusetts business trust, and, as of January 20, 2016, a Maryland statutory trust, wholly owned by Barry M. Portnoy and Adam D. Portnoy, or collectively our Founders. We refer to the Managed Equity REITs, Managed Operators, RIF, AIC, ABP Trust, TRMT and the clients of the Tremont business as our Client Companies. We refer to the Managed Equity REITs and TRMT collectively as the Managed REITs.
Our Business Strategy
Our business strategy is to provide a full range of management services to our Client Companies and to increase the number of clients to which we provide services.
     We believe that we have several strengths that distinguish our business:

•
Revenue Base. Our revenues are primarily from recurring fees earned under long term agreements with high credit quality companies. Our agreements with the Managed Equity REITs extend for 20 year terms. For the fiscal year ended September 30, 2017, 86.9% of our total revenue was from the Managed Equity REITs. In addition, the businesses of the Managed Operators are conducted in large part at properties under long term leases and management arrangements with the Managed Equity REITs.

•
Cash Flow and Dividend. Our net income and Adjusted EBITDA for the fiscal year ended September 30, 2017 was $108.7 million and $107.2 million, respectively. We have no debt outstanding. Our current dividend rate of $0.25 per share per quarter ($1.00 per share per year) has been well covered by our earnings and cash flows. Adjusted EBITDA is a non-GAAP financial measure. For a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA, see footnote (2) to “Selected Financial Data” beginning on page 32.

•
Broad Real Estate Experience. We provide management services to a wide range of real estate assets and businesses that include healthcare facilities, senior living and other apartments, hotels, office buildings, industrial buildings, leased lands, travel centers, retail stores, and various specialized properties such as properties leased to government tenants and properties specially designed for medical and biotech research. The properties and businesses we managed as of September 30, 2017, are located throughout the United States in 48 states and Washington D.C., and in Puerto Rico and Canada.

•
Growth. Since the founding of RMR LLC in 1986, we have substantially grown our real estate assets under management and the number and variety of real estate businesses we manage. As of September 30, 2017, we had $28.5 billion of assets under management, including more than 1,400 properties. The synergies among our clients may also facilitate their and our growth. We assist our clients in realizing investment opportunities by working together to make acquisitions and to complete certain development activities. We expect to use our operating cash flow and we may use our equity to fund our growth and diversify our operations. During the fiscal year 2017, we funded $8.9 million of transaction costs to assist TRMT with the TRMT IPO, and RIF with a rights offering that raised $45 million. In addition, during fiscal 2017, GOV agreed to acquire First Potomac Realty Trust, or FPO, for total consideration of approximately $1.4 billion. FPO is a Maryland REIT that owned 39 office properties (74 buildings) with 6,454,382 rentable square feet, including two properties owned by joint ventures in which GOV acquired FPO's 50% and 51% interests. GOV completed this acquisition in October 2017.

•
Quality and Depth of Management. Our highly qualified and experienced management team provides a broad base of deep expertise to our clients. Our senior management has worked together through several business cycles in which they acquired, financed, managed and disposed of real estate assets and started real estate businesses. As of September 30, 2017, we employed over 475 real estate professionals in more than 35 offices throughout the United States, and the companies we manage collectively had over $11 billion of annual revenues and over 53,000 employees. We have also assisted our clients to grow by successfully accessing the capital markets; since our founding in 1986, our clients have successfully completed over $34.0 billion of financing in over 160 capital raising transactions.

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

Our Management Agreements with the Managed Equity REITs
RMR LLC is party to a business management agreement and a property management agreement with each Managed Equity REIT. The following is a summary of the terms of our business and property management agreements with the Managed Equity REITs. The summary does not purport to be complete and is subject to, and qualified in its entirety by, reference to the actual agreements, copies of which are filed or incorporated as exhibits to this Annual Report on Form 10-K.
Business Management Services
     Each business management agreement requires RMR LLC to use its reasonable best efforts to present the Managed Equity REIT with a continuing and suitable real estate investment program consistent with the REIT’s real estate investment policies and objectives.
Subject to the overall management, direction and oversight of the Board of Trustees of each Managed Equity REIT, RMR LLC has the responsibility to:

•
provide research and economic and statistical data in connection with the Managed Equity REIT's real estate investments and recommend changes in the Managed Equity REIT's real estate investment policies when appropriate;

•
investigate, evaluate and negotiate contracts for the investment in, or the acquisition or disposition of, real estate and related interests, financing and refinancing opportunities and make recommendations concerning specific real estate investments to the Board of Trustees of the Managed Equity REIT;

•
investigate, evaluate, prosecute and negotiate any of the Managed Equity REIT’s claims in connection with its real estate investments or otherwise in connection with the conduct of the Managed Equity REIT’s business;

•
administer bookkeeping and accounting functions as required for the Managed Equity REIT's business and operation, contract for audits and prepare or cause to be prepared reports and filings required by a governmental authority in connection with the conduct of the Managed Equity REIT's business, and otherwise advise and assist the Managed Equity REIT with its compliance with applicable legal and regulatory requirements;

•
advise and assist in the preparation of all equity and debt offering documents and all registration statements, prospectuses or other documents filed by the Managed Equity REIT with the SEC or any state;

•	retain counsel, consultants and other third party professionals on behalf of the Managed Equity REIT;

•	provide internal audit services;

•	advise and assist with the Managed Equity REIT's risk management and business oversight function;

•	advise and assist the Managed Equity REIT with respect to the Managed Equity REIT's public relations, preparation of marketing materials, internet website and investor relations services;

•	provide communication facilities for the Managed Equity REIT and its officers and trustees and provide meeting space as required;

•	provide office space, equipment and experienced and qualified personnel necessary for the performance of the foregoing services; and

•
to the extent not covered above, advise and assist the Managed Equity REIT in the review and negotiation of the Managed Equity REIT's contracts and agreements, coordination and supervision of all third party legal services and oversight for processing of claims by or against the Managed Equity REIT.

Property Management Services
     Under each property management agreement, RMR LLC is required to act as managing agent for each Managed Equity REIT’s properties and devote such time, attention and effort as may be appropriate to operate and manage the Managed Equity REIT’s properties in a diligent, orderly and efficient manner. Subject to the overall management and supervision of the Board of Trustees of each Managed Equity REIT, RMR LLC has the responsibility to:

•	seek tenants for the Managed Equity REIT's properties and negotiate leases;

•	collect rents and other income from the Managed Equity REIT's properties;

•	make contracts for, and supervise repairs and/or alterations on, the Managed Equity REIT's properties;

•	for the Managed Equity REIT's account and at its expense, hire, supervise and discharge employees as required for the efficient operation and maintenance of the Managed Equity REIT's properties;

•	obtain appropriate insurance for the Managed Equity REIT's properties and notify the Managed Equity REIT's insurance carriers with respect to casualties or injuries at the properties;

•	procure supplies and other necessary materials;

•
pay from rental receipts, other income derived from the Managed Equity REIT's properties or other monies made available by the Managed Equity REIT for such purpose, all costs incurred in the operation of the Managed Equity REIT's properties that are expenses of the Managed Equity REIT;

•	establish reasonable rules and regulations for tenants of the Managed Equity REIT's properties;

•
institute or defend, on the Managed Equity REIT's behalf and in the Managed Equity REIT's name, any and all legal actions or proceedings relating to the operation of the Managed Equity REIT's properties;

•
maintain the books and records of the Managed Equity REIT reflecting the management and operation of the Managed Equity REIT's properties and prepare and deliver statements of expenses for tenants of the REIT's properties;

•	aid, assist and cooperate with the Managed Equity REIT in matters relating to taxes and assessments and insurance loss adjustments;

•	provide emergency services as may be required for the efficient management and operation of the Managed Equity REIT's properties; and

•	arrange for day to day operations of the Managed Equity REIT's properties, including water, fuel, electricity, cleaning and other services.
Term and Termination
     The terms of the business and property management agreements with each Managed Equity REIT end on December 31, 2037, and automatically extend on December 31st of each year so that the terms thereafter end on the 20th anniversary of the date of the extension. A Managed Equity REIT has the right to terminate its management agreements with RMR LLC: (1) at any time upon 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. RMR LLC has the right to terminate the management agreements for good reason, as defined in the agreements.
If a Managed Equity REIT terminates a management agreement for convenience, or if RMR LLC terminates a management agreement with a Managed Equity REIT for good reason, the Managed Equity REIT is obligated to pay RMR LLC a termination fee equal to the sum of the present values of the monthly future fees, as defined in the agreement, payable for the remaining term of the agreement, assuming it had not been terminated. If a Managed Equity REIT terminates a management agreement for a performance reason, as defined in the agreement, the Managed Equity REIT is obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of ten years.
The management agreements provide for certain adjustments to the termination fees if a Managed Equity REIT merges with another REIT to which RMR LLC is providing management services or if the Managed Equity REIT spins off a subsidiary to which it contributed properties and to which RMR LLC is providing management services both at the time of the spin off and on the date of the expiration or termination of either of the management agreements.
A Managed Equity REIT is not required to pay any termination fee if it terminates its business or property management agreements for cause, or as a result of a manager change of control, in each case as defined in such agreements.
Business Management Fees and Expense Reimbursement
Each business management agreement between RMR LLC and a Managed Equity REIT provides for (i) an annual base management fee, payable monthly, and (ii) an annual incentive business management fee.
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

The base management fee is payable monthly in arrears, based on the Managed Equity REIT’s monthly financial statements and average market capitalization for the applicable month.
The annual incentive business management fee payable by each Managed Equity REIT to RMR LLC, if any, is calculated as follows:

•
The incentive business management fee is calculated as an amount equal to 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the measurement period, and (b) the amount, expressed as a percentage, by which the Managed Equity REIT's total return per share realized by its common shareholders (i.e. share price appreciation plus dividends) or the "total return per share," exceeds the total shareholder return of a specified REIT index, the "benchmark return per share," for the relevant measurement period, with each of (a) and (b) subject to adjustments for common shares issued by the Managed Equity REIT during the measurement period.

•	No incentive business management fee is payable by the Managed Equity REIT unless its total return per share during the measurement period is positive.

•
The measurement period for an annual incentive business management fee is defined as the three year period ending on December 31 of the year for which such fee is being calculated, with shorter periods applicable in the calculation of incentive business management fees for calendar year 2015 (two years) and 2014 (one year).

•
If the Managed Equity REIT's total return per share exceeds 12% per year in the measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the specified REIT index for such measurement period and 12% per year, or the “adjusted benchmark return per share.” In instances where the adjusted benchmark return per share applies, the incentive fee will be reduced if the Managed Equity REIT’s total return per share is between 200 basis points and 500 basis points below the specified REIT index by a low return factor, as defined in the applicable business management agreement, and there will be no incentive business management fee paid if, in these instances, the Managed Equity REIT’s total return per share is more than 500 basis points below the specified REIT index.

•
The incentive management fee payable by the Managed Equity REIT is subject to a cap equal to the value of the number of its common shares which would, after issuance, represent (a) 1.5% of the number of its common shares outstanding on December 31 of the year for which such fee is being calculated multiplied by (b) the average closing price of its common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.

•
Incentive fees paid by the Managed Equity REIT for any measurement period may be subject to certain "clawback" if the financial statements of the Managed Equity REIT for that measurement period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC and the amount of the incentive fee paid by the Managed Equity REIT was greater than the amount it would have paid based on the restated financial statements.

If the business management agreement is terminated, the base business management fee and incentive business management fee due in respect of any partial period prior to the date of termination will be prorated as provided in the agreement.
Under each business management agreement: the Managed Equity REIT pays or reimburses RMR LLC for all of the expenses relating to the Managed Equity REIT’s activities, including the costs and expenses of investigating, acquiring, owning and disposing of its real estate (third party property diligence costs, appraisal, reporting, audit and legal fees), its costs of borrowing money, its costs of securities listing, transfer, registration and compliance with reporting requirements and its costs of third party professional services, including legal and accounting fees; and RMR LLC bears its general and administrative expenses relating to its performance of its obligations under the agreement, including expenses of its personnel, rent and other office expenses. Also, the allocable cost of internal audit services is reimbursed by each Managed Equity REIT to RMR LLC.
Property Management Fees and Expense Reimbursement
No property management fees are payable by a Managed Equity REIT to RMR LLC for any hotels, senior living communities or travel centers which are leased to, or managed by, a Managed Operator or another operating business such as a hotel management company or a senior living or healthcare services provider. For other properties, each property management agreement between RMR LLC and a Managed Equity REIT provides for (i) a management fee equal to 3.0% of the gross rents collected from tenants and (ii) a construction supervision fee equal to 5.0% of the cost of any construction, renovation or repair activities at the Managed Equity REIT’s properties, other than ordinary maintenance and repairs. Also, under each property management agreement, the Managed Equity REIT pays certain allocable expenses of RMR LLC in the performance of its duties, including wages for onsite property management personnel and allocated costs of centralized property management services.
Other Provisions
Under both the business and property management agreements, each Managed Equity REIT has agreed to indemnify RMR LLC, its members, officers, employees and affiliates against liabilities relating to acts or omissions of RMR LLC with respect to the provision of services by RMR LLC, except to the extent such provision was in bad faith or fraudulent, was willful misconduct or was grossly negligent. In addition, each management agreement provides that any disputes, as defined in those agreements, arising out of or relating to the agreement or the provision of services pursuant thereto, upon the demand of a party to the dispute, will be subject to mandatory arbitration in accordance with procedures provided in the agreement.
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
The terms of the business management agreements with each Managed Operator end on December 31, 2017, and automatically extend for successive one year terms, unless RMR LLC or the applicable Managed Operator gives notice of non-renewal before the expiration of the applicable term. Also, a Managed Operator may terminate its business management agreement at any time (i) for Five Star and TA, on 60 days’ notice and RMR LLC may terminate such agreements at any time on 120 days’ notice and (ii) for Sonesta, on 30 days’ notice and RMR LLC may terminate its agreement with Sonesta on 30 days’ notice. If Five Star or TA terminates or elects not to renew its agreement, other than for cause as defined in each agreement, the Managed Operator is obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.
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
Our Advisory Agreements, Our Management Agreement and Other Services to Advisory Clients
RMR Advisors is party to an investment advisory agreement with RIF. Pursuant to this agreement, RMR Advisors provides RIF with a continuous investment program, makes day to day investment decisions and generally manages the business affairs of RIF in accordance with its investment objectives and policies. RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF.
RMR Advisors' agreement with RIF continues from year to year or for such longer term as may be approved by RIF’s board of trustees, as permitted by the Investment Company Act of 1940, as amended, or the Investment Company Act. So long as required by the Investment Company Act, the agreement is terminable by RIF on 60 days’ notice and automatically in the event of an assignment, as defined in the Investment Company Act.
Tremont Advisors is party to an investment advisory agreement with a private fund created for an institutional investor and, effective September 18, 2017, a management agreement with TRMT. Pursuant to these agreements, Tremont Advisors provides the private fund and TRMT with a continuous investment program, makes day to day investment decisions and generally manages the business affairs of the private fund and TRMT in accordance with the private fund's and TRMT's investment objectives and policies.
Tremont Advisors is compensated pursuant to its agreement with the private fund at an annual rate of 1.35% of the weighted average outstanding balance of all strategic investments, as defined in the agreement, of the private fund. Strategic investments include any direct or indirect participating or non-participating debt investment in certain real estate. Tremont Advisors' agreement with the private fund will terminate upon the removal or withdrawal of the private fund’s general partner; this agreement is also terminable by the private fund’s general partner at any time, or by Tremont Advisors in certain circumstances, on 90 days’ notice. Tremont Advisors is also party to loan servicing agreements with its separately managed account clients. Under such agreements, Tremont Advisors is compensated at an annual rate of 0.50% of the outstanding principal balance of the outstanding loans. In certain circumstances, Tremont Advisors is entitled to performance fees based on exceeding certain performance targets. Performance fees are realized when a separately managed account client’s cumulative returns are in excess of a stated return. Tremont Advisors did not earn any such performance fees in the period subsequent to our acquisition of the Tremont business in August 2016 through September 30, 2017.
Tremont Advisors is compensated pursuant to its management agreement with TRMT at an annual rate of 1.5% of TRMT's equity, as defined in the agreement. Tremont Advisors may also earn an incentive fee under the management agreement beginning in the fourth quarter of calendar year 2018 equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) TRMT’s core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) TRMT’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Advisors with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless TRMT’s core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from the date of the completion of the TRMT IPO) in the aggregate is greater than zero. The incentive fee may not be less than zero.
The initial term of the management agreement with TRMT ends on December 31, 2020, and the agreement will automatically renew for successive one year terms beginning January 1, 2021 and each January 1 thereafter, unless it is sooner terminated upon written notice delivered no later than 180 days prior to a renewal date by the affirmative vote of at least two-thirds (2/3) of the independent trustees of TRMT based upon a determination that (a) Tremont Advisors’ performance is unsatisfactory and materially detrimental to TRMT or (b) the base management fee and incentive fee, taken as a whole, payable to Tremont Advisors under the management agreement are not fair to TRMT (provided that in the instance of (b), Tremont Advisors will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). The management agreement may be terminated by Tremont Advisors before each annual renewal upon written notice delivered to the board of trustees of TRMT no later than 180 days prior to an annual renewal date.
In the event the management agreement is terminated by TRMT without a cause event or by Tremont Advisors for a material breach, TRMT will be required to pay Tremont Advisors a termination fee equal to (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to Tremont Advisors during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs within 24 months of its initial commencement, the base management fee and the incentive fee will be annualized for such two year period based on such fees earned by Tremont Advisors during such period, plus (b) an amount equal to the initial organizational costs related to TRMT’s formation and the costs of the TRMT IPO and the concurrent private placement paid by Tremont Advisors. No termination fee will be payable if the management agreement is terminated by TRMT for a cause event or by Tremont Advisors without TRMT’s material breach.

Tremont Advisors, and not TRMT, will be responsible for the costs of Tremont Advisors’ employees who provide services to TRMT, including the cost of Tremont Advisors’ personnel who originate TRMT’s loans, unless any such payment or reimbursement is specifically approved by a majority of the independent trustees of TRMT, is a shared services cost or relates to awards made under any equity compensation plan adopted by TRMT from time to time. TRMT is required to pay or to reimburse Tremont Advisors and its affiliates for all other costs and expenses of TRMT’s operations, including but not limited to, the costs of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to TRMT’s investments, investor relations expenses and other professional services, and other costs and expenses not specifically required under the management agreement to be borne by Tremont Advisors. Some of these overhead, professional and other services will be provided by RMR LLC pursuant to a shared services agreement between Tremont Advisors and RMR LLC. In addition, TRMT will also pay its pro rata costs of any combined directors and officers liability or other insurance programs arranged by RMR LLC for public companies managed by RMR LLC or its affiliates and TRMT’s pro rata portion of internal audit costs incurred by RMR LLC on behalf of TRMT and other public companies to which RMR LLC or its affiliates provides management services. We currently expect that the amount of the RMR LLC shared services costs which Tremont Advisors will pay and TRMT will reimburse to be approximately $1.5 million during the first year of TRMT's operations.

The Tremont business may also act as transaction originators for its non-investment advisory clients for negotiated fees. For the fiscal year ended September 30, 2017, the Tremont business earned between 0.50% and 2.0% of the aggregate principal amounts of loans so originated.
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
Our Organizational Structure
(In this “Business—Our Organizational Structure” section, the words, “we,” “our” and “us” refer solely to RMR Inc.)
We were incorporated in Maryland on May 28, 2015 in contemplation of the transaction, described below, in which, among other things, the Managed Equity REITs acquired 15,000,000 shares of Class A Common Stock of RMR Inc., par value $0.001 per share, or Class A Common Shares. We refer to this transaction in this Annual Report on Form 10-K as the Up-C Transaction. For more information about the Up-C Transaction, please see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We are a holding company; substantially all of our business is conducted by RMR LLC, we have no employees and the personnel and various services we require to operate are provided to us by RMR LLC.
We own a 51.9% economic interest in RMR LLC, a company founded in 1986 to manage real estate related businesses. Prior to the Up-C Transaction, RMR LLC was 100% owned by ABP Trust, which is wholly owned by our Founders. We are the sole managing member of RMR LLC and, in that capacity, we operate and control the business and affairs of RMR LLC.

On December 14, 2015, the Managed Equity REITs completed the distribution of approximately half of the 15,000,000 Class A Common Shares they acquired in the Up-C Transaction to holders of their respective common shares. The diagram below depicts our organizational structure as of September 30, 2017.
* As of September 30, 2017, ABP Trust owned 761,781 common shares of GOV (0.8 % of outstanding), 1,672,783 common shares of HPT (1.0% of outstanding), 1,483,898 common shares of SIR (1.7% of outstanding) and 2,550,019 common shares of SNH (1.1% of outstanding).
** As of September 30, 2017, ABP Trust also owned 90,564 Class A Common Shares (0.6% of Class A Common Shares outstanding). In addition, as of September 30, 2017, Adam Portnoy and Barry Portnoy owned 30,938 and 40,883 Class A Common Shares, respectively (0.2% and 0.3% of Class A Common Shares outstanding, respectively).
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
Governance
Through our status as the managing member of RMR LLC, we exercise control over RMR LLC and are responsible for all operational and administrative decisions of RMR LLC and the day to day management of RMR LLC’s business. No other members of RMR LLC, in their capacity as such, have any authority or right to control the management of RMR LLC or to bind it in connection with any matter, except that members of RMR LLC generally have voting rights in connection with (i) the transfer by us of our managing member interest in RMR LLC, (ii) the dissolution of RMR LLC and (iii) amendments to the LLC Operating Agreement. If RMR LLC proposes to engage in a material transaction, including a merger, consolidation or sale of substantially all of its assets, we, as the managing member of RMR LLC, have the power and authority to approve or prevent such a transaction; provided, however, that we may not transfer all or any portion of our interest in RMR LLC without the majority consent of the non-managing members of RMR LLC. Currently we and ABP Trust are the only members of RMR LLC.
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
Coordination of RMR Inc. and RMR LLC
Under the LLC Operating Agreement, RMR LLC is permitted to issue additional units from time to time provided that they are substantially equivalent to additional equity securities issued from time to time by us. RMR LLC is generally restricted from issuing additional units to us unless (i) (A) the additional units are (x) class A membership units of RMR LLC, or Class A Units, issued in connection with an issuance of our Class A Common Shares, (y) class B membership units of RMR LLC, or Class B Units, issued in connection with an issuance of our class B-1 common stock of RMR Inc., par value $0.001 per share, or Class B-1 Common Shares, or (z) units issued in connection with an issuance of our equity securities where the units and equity securities being issued have substantially the same rights (other than voting rights), restrictions, limitations as to distributions, qualifications and terms and conditions of redemption, and (B) we contribute to RMR LLC the cash proceeds or other consideration we receive (less amounts for which we are permitted to be reimbursed under the LLC Operating Agreement), if any, in connection with the issuance or (ii) the additional units are issued upon the conversion, redemption or exchange of debt, units or other securities issued by RMR LLC.
At any time we issue any equity securities, we have agreed to contribute to RMR LLC the net proceeds, if any, we receive in connection with the issuance, less amounts (issuance costs, underwriting discounts, etc.) for which we are permitted to be reimbursed under the LLC Operating Agreement. In exchange for the contribution, RMR LLC has agreed to issue to us (i) in the case of an issuance of Class A Common Shares, an equivalent number of Class A Units, (ii) in the case of an issuance of Class B-1 Common Shares, an equivalent number of Class B Units or (iii) in the case of an issuance of any other type of equity securities, an equivalent number of units of RMR LLC with substantially the same rights (other than voting rights), restrictions, limitations as to distributions, qualifications and terms and conditions of redemption.
Conversely, if we redeem or repurchase any of our equity securities, RMR LLC will, immediately prior to the redemption or repurchase, redeem or repurchase, upon the same terms and for the same price, an equal number of (i) in the case of a redemption or repurchase of Class A Common Shares, Class A Units held by us, (ii) in the case of a redemption or repurchase of Class B-1 Common Shares, Class B Units held by us or (iii) in the case of a redemption or repurchase of any other type of our equity securities, equity securities of RMR LLC held by us with substantially the same rights (other than voting rights), restrictions, limitations as to distributions, qualifications and terms and conditions of redemption, as the equity securities are redeemed or repurchased.
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
The Class A Units not held by us and our class B-2 common stock of RMR Inc., par value $0.001 per share, or Class B-2 Common Shares, constitute “paired interests.” If RMR LLC issues additional Class A Units to someone other than us, we have agreed to issue to that member an equivalent number of our Class B-2 Common Shares. Each Class B-2 Common Share entitles the holder to ten votes per share, and, accordingly, the issuance of additional Class B-2 Common Shares would have a significant dilutive effect on the voting power of the then current holders of our Class A Common Shares.
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
Transfers of membership units of RMR LLC
Membership units of RMR LLC are generally subject to restrictions on transfer in accordance with the terms of the LLC Operating Agreement. Under the LLC Operating Agreement, we may not transfer any of our membership units of RMR LLC without the majority consent of the non-managing members of RMR LLC. Under the LLC Operating Agreement, Class A Units and Class B-2 Common Shares comprising “paired interests” may be transferred to a permitted transferee, including our Founders, qualified employees, the immediate family members of our Founders or qualified employees, any of their respective lineal descendants or any entity controlled by ABP Trust or an individual named above. In addition, Class A Units and Class B-2 Common Shares comprising “paired interests” may be transferred by the creation of certain security interests, by will or pursuant to the laws of descent and distribution or in any transfer approved in advance by our Board of Directors.
Indemnification and exculpation
Under the LLC Operating Agreement, RMR LLC has agreed to indemnify, to the maximum extent permitted by Maryland law, the current or former members of RMR LLC, executive officers or directors (or equivalent) of us or RMR LLC, and current or former executive officers or directors (or equivalent) of us or RMR LLC serving at our request as an executive officer or director (or equivalent) of another corporation, partnership, joint venture, limited liability company, trust or other entity, except in respect of a matter for which (i) there has been a final and non-appealable judgment entered by a court or arbitration panel of competent jurisdiction determining that, in respect of the matter, the indemnified person actually received an improper benefit or profit in money, property, or services or (ii) there has been a final, non-appealable judgment or adjudication adverse to the person entered by a court or arbitration panel of competent jurisdiction in a proceeding based on a finding in the proceeding, in respect of the matter, that the person’s action or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.

Except as otherwise expressly provided in the LLC Operating Agreement or in any written agreement, the LLC Operating Agreement provides that we, our affiliates and executive officers, the tax matters partner of RMR LLC and the executive officers of RMR LLC will not be liable to RMR LLC or to any non-managing member of RMR LLC for any act or omission performed or omitted by or on behalf of (i) us, in our capacity as the sole managing member of RMR LLC, (ii) our affiliate, in its, his or her capacity as such, (iii) the tax matters partner, in its capacity as such, or (iv) an executive officer of RMR LLC, in his or her capacity as an officer of RMR LLC, except that the limitation of liability will not apply to limit the liability of a person in respect of a matter if (a) there has been a final, non-appealable judgment entered by a court or arbitration panel of competent jurisdiction determining that, in respect of the matter, the person actually received an improper benefit or profit in money, property, or services or (b) there has been a final, non-appealable judgment or adjudication adverse to the person entered by a court or arbitration panel of competent jurisdiction in a proceeding based on a finding in the proceeding, in respect of the matter, that the person’s action or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.
Dissolution
RMR LLC may be dissolved only upon the occurrence of certain events specified in the LLC Operating Agreement, including the approval of the managing member of RMR LLC and the unanimous approval of the members of RMR LLC that then hold any units with voting rights.
Tax Receivable Agreement
Pursuant to the Up-C Transaction, we purchased Class A Units from ABP Trust. In the future, additional Class A Units may be redeemed by ABP Trust for our Class A Common Shares or cash. We expect that, as a result of both this initial purchase and any future redemptions of Class A Units for our Class A Common Shares or cash, the tax basis of the assets of RMR LLC attributable to our interests in RMR LLC will be increased. These increases in the tax basis of the assets of RMR LLC attributable to our interests in RMR LLC would not have been available to us but for this initial purchase and future redemptions of Class A Units for Class A Common Shares or cash. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we would otherwise be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those capital assets. The United States Internal Revenue Service, or IRS, may challenge all or part of these tax basis increases, and a court might sustain such a challenge.
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
The Managed Equity REITs have qualified and expect to continue to qualify, and TRMT expects to qualify, to be taxed as real estate investment trusts under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the Managed Equity REITs generally distribute, and TRMT is expected to generally distribute, 100.0% of their taxable income to avoid paying corporate federal income taxes; and as REITs, such companies must currently distribute, at a minimum, an amount equal to 90.0% of their taxable income. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status, including share ownership tests and assets and gross income composition tests. If a Managed REIT fails to continue to qualify as a REIT under Sections 856 through 860 of the Code in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if a Managed REIT qualifies for taxation as a REIT, it may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.
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
RMR Advisors and Tremont Advisors is each registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act. RMR Advisors provides investment advisory and administrative services to RIF. RIF is a closed end investment company registered under the Investment Company Act of 1940, as amended, or the Investment Company Act. In addition to providing investment advisory services to TRMT, Tremont Advisors also provides investment advisory services to private funds and separately managed accounts that principally make commercial real estate debt investments. The Tremont business may also act as transaction originators for its non-investment advisory clients. These activities result in certain aspects of our asset management business being supervised by the SEC and requires our compliance with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations. TRMT intends to conduct its business in a manner that does not require its registration under the Investment Company Act and, to do so, may rely on any available exemption from registration, or exclusion from the definition of "investment company," under the Investment Company Act. To maintain this exemption from registration, TRMT will be required to ensure the composition of its portfolio complies with certain tests.
The ownership and operation of real estate properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Certain of our Client Companies own real estate, and we may be responsible for compliance with some of these environmental protection laws.

Each of the Managed Equity REITs, Five Star, TA and ABP Trust are shareholders of, and participate in a combined property insurance program through, AIC. We provide certain management and administrative services to AIC and we and AIC are subject to insurance regulations in Indiana.
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
Competition
Our growth will depend upon our ability to manage or assist the growth of our Client Companies and our ability to expand our services to new clients. The Managed Equity REITs compete on a national and regional basis with many third parties engaged in real estate investment activities including other publicly traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. Five Star competes with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Sonesta competes with other hotel operators and franchisors. TA competes on a national and local basis with companies operating travel centers, as well as retailers operating in the convenience store and retail gas station industries and in the restaurant business. RMR Advisors competes with other mutual fund managers. The Tremont business competes with banks, commercial mortgage backed securities originators, private equity funds and other sources of commercial mortgage backed lending. TRMT competes on a national and regional basis with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including funds or investors that we or our affiliates may sponsor, advise or manage), banks, credit unions, insurance companies and other financial institutions. We compete with other businesses in the real estate management and asset management businesses. Many of these competitors may have greater financial, technical, marketing and other resources than we or our Client Companies have. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital, greater business scale and enhanced operating efficiencies. Certain competitors may also be subject to different regulatory regimes or rules that may allow them more flexibility or better access to pursue potential investments and raise capital for themselves or their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessments or lower return thresholds, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities than we or our Client Companies. Our ability and the ability of our Client Companies to continue to compete effectively will depend in large part upon the ability to attract, retain and motivate employees, and we and they regularly must compete with other companies to attract and retain employees.
Employees
As of September 30, 2017, RMR LLC employed over 475 real estate professionals in more than 35 offices throughout the United States, and the companies managed by RMR LLC collectively had over 53,000 employees. None of our employees is subject to a collective bargaining agreement, but certain employees of our Client Companies are.
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
We expect to take advantage of some of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as an emerging growth company.
We will, in general, remain as an emerging growth company up to September 30, 2021. We would cease to be an emerging growth company and, therefore, become ineligible to rely on the above exemptions, if we:

•	have more than $1.07 billion in annual revenues in a fiscal year;

•	issue more than $1.0 billion of non-convertible debt during the preceding three year period; or

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

Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. Prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the trading price of our securities could decline. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report before deciding whether to invest in our securities.
Risks Related to Our Business
Substantially all of our revenues are derived from our provision of management services to a limited number of companies. The loss or failure, or decline in business or assets, of any of the Managed Equity REITs or Managed Operators could substantially reduce our revenues.
The fees we earn from providing management services to our Client Companies comprise substantially all our revenues. Our revenues depend in large part on the ability of our Client Companies to raise capital to invest in real estate assets or their other respective businesses and on the positive performance of the investments or businesses of our Client Companies. Our Client Companies’ investments and businesses are subject to a number of risks and uncertainties. See “-Risks Related to the Businesses of our Client Companies.” Therefore, our operating results and our ability to maintain and grow our revenues depends upon the ability of our Client Companies to maintain and grow their respective businesses. Reduced business activities by, or failure of, any of the Managed Equity REITs or certain of our Managed Operators or the termination of their management agreements with us would materially reduce our revenues and our profitability.
Our revenues may be highly variable.
RMR LLC’s business management agreement with each Managed Equity REIT provides for a base business management fee which is based on the lower of the average historical costs of the Managed Equity REIT’s assets under management or its average market capitalization, as calculated in accordance with the applicable business management agreement, and an incentive business management fee which is based on the Managed Equity REIT’s relative outperformance of a specified REIT total shareholder return index. The management fees we earn under these agreements are highly variable. For example, the base business management fee payable by a Managed Equity REIT may increase or decrease materially as the Managed Equity REIT acquires or disposes of real estate assets or its market capitalization increases or decreases. In addition, our earning incentive fees under these agreements is not assured; we only earn an incentive business management fee under our business management agreement with a Managed Equity REIT if it outperforms an identified REIT total shareholder return index during the measurement period and certain other conditions are satisfied, as measured at the end of the applicable measurement period. The shareholder returns realized by a Managed Equity REIT, its market capitalization and its ability to raise capital or make investments may be impacted by trends in the Managed Equity REIT’s portfolio, the U.S. real estate industry generally, the Managed Equity REIT’s industry specifically or other factors which are outside of our or its control. Further, the fees we earn under our property management agreements with the Managed Equity REITs are based on a percentage of the rents our Managed Equity REITs receive and a percentage of the costs of construction, in each case, at properties we manage for them. To the extent our Managed Equity REITs receive reduced rent or incur lower construction costs, our revenues may decline. Also, the fees under our management agreements with the Managed Operators are based on a percentage of revenues (in the case of TA, gross fuel margin and nonfuel revenues) earned by them or generated at the properties they manage. A material decline in those revenues may materially reduce our revenues.
There can also be no assurance that we will maintain the level of revenues we have earned in the past under our management agreements and advisory agreements with our Client Companies or that the amount of fees we receive will increase. It is possible that the revenues we earn will fluctuate significantly or materially decline. For example, in the fiscal years ended September 30, 2016 and 2017, incentive business management fees earned from the Managed Equity REITs comprised a significant portion, 27.2% and 22.6%, respectively, of our management and advisory services revenues, whereas we did not earn any incentive fees from the Managed Equity REITs during the fiscal year ended September 30, 2015. If we do not earn material incentive fees, our future revenues may be significantly less than our historical revenues for the fiscal years ended September 30, 2016 and 2017, which may adversely affect the trading price of our Class A Shares.
Rising market interest rates may significantly reduce our revenues.
Since the most recent U.S. economic recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. Recently, there have been some modest signs of inflationary price movements. The U.S. Federal Reserve has begun to raise interest rates modestly and recently indicated that another increase in interest rates later this year is likely to be warranted if the medium term economic outlook remains broadly unchanged. Any increase or increases in market interest rates may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell the common shares of our Managed REITs, and which they may consider important in deciding whether to buy or sell our Class A Common Shares, is the distribution rate with respect to such shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate before investing in our Class A Common Shares or in a Managed REIT, or may sell our Class A Common Shares or the Managed REITs’ common shares and seek alternate investments with a higher distribution rate. Sales of our Class A Common Shares may cause the market value of such shares to decline. Sales of common shares of the Managed Equity REITs may cause a decline in the market prices of such shares which reduces the market capitalizations and total shareholder returns of the Managed Equity REITs, which, in turn, may materially reduce the fees we earn under our business management agreements with them. Moreover, an increase in interest rates could raise borrowing costs for our Client Companies, negatively impact their access to capital to fund future growth, reduce their earnings and total shareholder returns and cause borrowers from TRMT to default, which may materially reduce the fees we earn under our business management agreements with our Client Companies.
Our management and advisory agreements with our Client Companies are subject to termination, and any such termination could have a material adverse effect on our business, results of operations and financial condition.
Our management and advisory agreements with our Client Companies may be terminated by a Client Company or by us in certain circumstances. Depending upon the circumstances of a termination, we may or may not be entitled to receive a termination fee. If any of our management or advisory agreements with a Client Company is terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of a management agreement with a Client Company, we may be unable to invest the after tax proceeds of the termination fee we receive to replace the lost revenues. The termination of our management agreement or advisory agreement with any of our Client Companies could have a material adverse impact on our business, results of operations and financial condition.
The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the United States generally.

Our business and operations are significantly dependent on conditions in the commercial real estate industry, which in turn is impacted by general economic conditions in the United States. Commercial real estate markets in the United States were significantly negatively impacted during the recent recession. Although commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels, new challenges have arisen, including uncertain U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and increasing real estate development activities. Adverse conditions in the commercial real estate industry and declining real estate values could harm our business and financial condition by limiting our and our Client Companies’ access to debt and equity capital and our and their ability to grow our and their businesses. Adverse conditions may also give rise to an increase in defaults of TRMT’s loans and other investments. An economic slowdown or recession or declining real estate values could materially and adversely affect us and our Client Companies.
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

•
other asset managers and the companies that compete with our Client Companies may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to acquire a wider variety of assets and a broader range of investments and as a result we and our Client Companies may grow our business less and more slowly than those competitors;

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
We and our clients are subject to the risk of litigation, derivative claims, securities class actions, regulatory and governmental investigations and other litigation including proceedings arising from investor dissatisfaction with the performance of our clients and our clients’ relationships with us and amongst themselves. If any claims were brought against us and resulted in a finding of substantial legal liability, the finding could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously adversely impact our business. Allegations of improper conduct by private litigants or regulators, regardless of veracity, may harm our reputation, impact our relationship with our Client Companies and adversely impact the ability of our Client Companies and us to grow our respective businesses.
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
We do not have experience managing a mortgage REIT.
With our acquisition of the Tremont business in August 2016 and the closing of the initial public offering of TRMT in September 2017, we have entered the commercial real estate finance business. We do not have significant experience in this business, and we have no experience managing a mortgage REIT like TRMT. We have incurred material costs to enter this business, including approximately $6.6 million of costs related to the organization and initial public offering of TRMT. We have also invested $12 million in common shares of TRMT. Tremont Advisors recently entered a management agreement with TRMT that provides for TRMT to pay a base management fee to Tremont Advisors that is based on TRMT’s “equity”, as calculated in accordance with that management agreement, and an incentive fee that is based on the amount by which TRMT’s “core earnings”, as calculated in accordance with that management agreement, exceed the product of 7% and TRMT’s “equity”. TRMT’s success, the return on our investment in TRMT and fees payable to Tremont Advisors under our management agreement with TRMT will depend on numerous factors, including its ability to make investments that generate attractive, risk-adjusted returns, as well as its ability to access financing on acceptable terms. There can be no assurance that we will be successful in this new business, that TRMT will achieve its objectives and operate successfully, or that we will earn fees from TRMT sufficient to recover the costs we have incurred or to provide a suitable return on our investment in TRMT.
We are subject to substantial regulation and numerous contractual obligations and internal policies, and failure to comply with these provisions could have a material adverse effect on our business, financial condition and results of operations.
We are subject to substantial regulation and numerous contractual obligations and internal policies. We are subject to regulation by the SEC, The Nasdaq Stock Market LLC, or Nasdaq, and other federal, state and local or international governmental bodies and agencies or self-regulatory organizations. Moreover, RMR Advisors and Tremont Advisors must comply with the Investment Advisers Act. We are also responsible for managing or assisting with the regulatory aspects of certain of our Client Companies, including the Managed REITs’ compliance with applicable REIT rules, RIF’s compliance with the Investment Company Act and TRMT’s maintenance of its exemption from registration under the Investment Company Act. The level of regulation and supervision to which we and our Client Companies are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. For example, we and TRMT may also be subject to state licensing requirements to conduct lending activities. The regulations to which we and our Client Companies are subject are extensive, complex and require substantial management time and attention. Our or our Client Companies’ failure to comply with any of the regulations, contractual obligations or policies may subject us to extensive investigations, as well as substantial penalties and reputational risk, and our business and operations could be materially adversely affected.
Our lack of compliance with applicable law could result in, among other things, our inability to enforce contracts, our default under contracts (including our management agreements or advisory agreements with our Client Companies) and our ineligibility to contract with, and receive revenue from, governmental authorities and agencies, our Client Companies or other third parties. We have numerous contractual obligations with which we must comply on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We have established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. These internal policies may not be effective in all regards; and, if we fail to comply with our internal policies, we could be subjected to additional risk and liability.
If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and the market price of our Class A Common Shares may suffer.
Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. We are an “emerging growth company” as defined in the JOBS Act, and therefore we currently may avail ourselves of certain exemptions from the Sarbanes-Oxley Act. Although our management is required to assess and issue a report concerning our internal control over financial reporting, our independent auditors are not currently required to audit and issue an opinion on our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investors may lose confidence in our reported financial results and the market price of our Class A Common Shares may decline.
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could materially harm our business.
We rely on information technology and systems, including the Internet and commercially available software, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees and tenants and lease data. If we experience material failures, inadequacies or interruptions or security failures of our information technology, we could incur material costs and losses. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to us or our Client Companies. We rely on commercially available systems, software, tools and monitoring, as well as our internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer and vendor information, such as personally identifiable information related to our employees and others and information regarding our and our Client Companies’ financial accounts. We take various actions, and we incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. For example, in June 2017, we became aware that we had been a victim of criminal fraud in which a person pretending to be a representative of a seller in a property acquisition transaction provided fraudulent money wire instructions that caused money to be wire transferred to an account that was believed to be, but was not, the seller’s account. See Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information related to this fraud. The cybersecurity risks to us, our Client Companies and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetuate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of our information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to our or our Client Companies’ operations, or to safeguard our or our Client Companies’ business processes, assets and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us.

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
There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our business and our authority over the companies and assets we manage. The violation of these obligations and standards by any of our employees may adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees improperly use or disclose confidential information, we and the concerned client could suffer serious harm to our and its reputation, financial position and current and future business relationships and face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in or be accused of misconduct, our business and our reputation could be adversely affected. Misconduct by an employee might rise to the level of a default that would permit a Client Company to terminate its management agreements or advisory agreements with us for cause and without paying a termination fee, which could materially adversely affect our business, results of operations and financial condition.
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
Risks Related to the Businesses of our Client Companies
Risks associated with our Client Companies’ businesses could adversely affect their respective abilities to grow, generate revenue and pay management fees to us and, thereby, adversely affect our business.
We have presented in this Annual Report on Form 10-K historical fees that we have earned from our clients. The historical fees earned from our clients, including those presented in this Annual Report on Form 10-K, should not be considered as indicative of the future results of our Client Companies or of our future results. The risks associated with each of the Client Companies’ businesses could adversely affect its ability to carry out its business plans and objectives, and, as a result, could adversely impact its ability to pay us management or advisory fees or cause the amounts of those fees to decline. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-EQC.”

Risks to our Client Companies include, but are not limited to, the following:

•	the Managed Equity REITs face competition for tenants at substantially all of their properties and competing properties may be more attractive to tenants;

•
our Client Companies face significant competition for investment opportunities from other investors, some of which have greater financial resources, including publicly traded REITs, non-traded REITs, insurance companies, banking firms, private institutional funds, hedge funds, private equity funds and other investors;

•	rising interest rates may increase operating costs, reduce the value of properties and make raising capital difficult for our Client Companies;

•
changing general economic and financial market conditions could significantly reduce the value of the real estate, loans and other investments of our Client Companies and reduce the amounts earned on those investments;

•
the real estate and real estate related investments of our Client Companies may be less liquid than other investments, and the ability of our Client Companies to vary their portfolios in response to changes in economic or other conditions may be limited;

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

•	changes in tax laws, regulation or accounting rules may make certain types of investments in or by our Client Companies less valuable;

•	our Client Companies are exposed to environmental, building and other laws, natural disasters and other factors beyond their control as a result of their investment in real estate;

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

•
the failure of a Managed REIT to continue to qualify as a REIT would subject it to federal income tax and reduce cash available for distributions to its shareholders, adversely impacting its ability to raise capital and operate its business; and

•	complying with REIT requirements may cause a Managed REIT to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
Many of our Client Companies are SEC registrants and file reports with the SEC as required by the Exchange Act. A discussion of the businesses and the risks associated with the businesses of our Client Companies that are SEC registrants is contained in the reports filed by our Client Companies, including in the section captioned “Risk Factors” in each of the Managed Equity REITs’, Five Star’s and TA’s annual reports on Form 10-K for the year ended December 31, 2016, TRMT’s Registration Statement on Form S-1 (Registration No. 333-219205) and RIF’s applicable filings with the SEC. Copies of these reports are available at the SEC’s website, www.sec.gov.

Risks Related to Our Securities
A trading market that provides adequate liquidity may not be sustained for our Class A Common Shares and the market price of our Class A Common Shares may fluctuate widely.
The majority of the securities representing the economic interest in our business are currently held by ABP Trust and the Managed Equity REITs and have not been registered for public sale. Our public float represents only about 23.2% of the economic interest in RMR LLC, which may adversely impact trading in our Class A Common Shares. There can be no assurance that an active trading market for our Class A Common Shares will be sustained in the future.
The market price of our Class A Common Shares may fluctuate widely, depending upon many factors, some of which are beyond our control, including, but not limited to, the following:

•	a relatively thin trading market for our Class A Common Shares could cause trades of small blocks of shares to have a significant impact on the price of our Class A Common Shares;

•	our quarterly or annual earnings, or those of other comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us, our Client Companies or our competitors of significant investments, acquisitions or dispositions;

•	the inclusion, exclusion, or deletion of our Class A Common Shares from any trading indices;

•	the failure of securities analysts to cover our Class A Common Shares;

•	changes in earnings estimates by securities analysts or in our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations; and

•	general economic conditions.
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
Some investors may be precluded from investing in our Class A Common Shares as a result of our dual class capital structure, which may adversely affect the trading price of our Class A Common Shares.
In July 2017, S&P Dow Jones, a provider of widely followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. As a result, our Class A Common Shares will likely not be eligible for these stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, recently stated that it plans to require new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A Common Shares. We cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A Common Shares less attractive to investors and, as a result, the market price of our Class A Common Shares could be adversely affected.
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
Substantially all of the voting power in RMR Inc. and a majority of the economic interest in RMR LLC is held by ABP Trust, an entity owned by our Founders. Our Founders and ABP Trust hold a combined 51.9% direct and indirect economic interest in RMR LLC and control 91.4% of RMR Inc.’s voting power through their beneficial ownership of all of our outstanding Class B-1 and Class B-2 Common Shares, which entitle holders to ten votes per share. See “Business-Our Organizational Structure.” RMR Inc. serves as the managing member of RMR LLC. Accordingly, our Founders, through ABP Trust, hold majority control of RMR Inc.’s voting power and thereby control RMR LLC.
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
Our management agreements with the Managed Equity REITs may discourage our change of control.
Each Managed Equity REIT may terminate its management agreements with us if we experience a change of control, as defined in those agreements, without payment of any termination fee. We may be unable to duplicate the long term management arrangements we have with each of the Managed Equity REITs. For these reasons, the management agreements may discourage a change of control of us, including a change of control which might result in payment of a premium for our Class A Common Shares.

The registration of two of our subsidiaries under the Investment Advisers Act may discourage our change of control.
Two of our subsidiaries, RMR Advisors and Tremont Advisors, are registered as investment advisers under the Investment Advisers Act. Any change in control of RMR Advisors or Tremont Advisors, as defined in and interpreted pursuant to the Investment Advisers Act, would trigger a shareholder approval right by RIF shareholders, TRMT or other advisory clients of RMR Advisors or Tremont Advisors as applicable, under that Act. The need for such approval may discourage a change of control of us, including a change of control which might result in payment of a premium for our Class A Common Shares.
ABP Trust’s and the Managed Equity REITs’ ability to sell their respective ownership stakes in us and speculation about such possible sales may adversely affect the market price of our Class A Common Shares.
ABP Trust and the Managed Equity REITs are not prohibited from selling some or all of our shares and may do so without approval by other shareholders of RMR Inc. ABP Trust also has the right to redeem its Class A Units for Class A Common Shares, for which we expect there will be a public market, or we may elect to pay cash instead of issuing more common shares. Speculation by the press, stock analysts, our shareholders or others regarding ABP Trust’s or any Managed Equity REIT’s intention to dispose of our shares could adversely affect the market price of our Class A Common Shares. As long as a significant portion of our ownership is not trading in the public markets, the market price of our Class A Common Shares may be adversely impacted. Accordingly, our Class A Common Shares may be worth less than they would be if the Class A Common Shares owned by ABP Trust or the Managed Equity REITs or which ABP Trust has a right to acquire were trading in the public markets.
The Up-C Transaction and the agreements entered into as part of the Up-C Transaction are among related parties, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up-C Transaction.
Because of the relationships among us, our Founders and the Managed Equity REITs, including that our Founders are the managing trustees of each Managed Equity REIT and are our controlling shareholders, the executive officers of the Managed Equity REITs are our officers and employees and we provide management services to the Managed Equity REITs, the Up-C Transaction and the agreements entered into as part of the Up-C Transaction, including the amendment and extension of the management agreements to 20 year terms, are among related parties. When our Founders presented a proposal to the respective boards of trustees of the Managed Equity REITs for a transaction that led to the Up-C Transaction, the board of trustees of each Managed Equity REIT formed a special committee comprised of its independent trustees and a joint special committee comprised of the independent trustees of the Managed Equity REITs to evaluate and respond to the proposal. The joint special committee was advised by counsel and a financial advisor, and the special committee of each Managed Equity REIT was also advised by a separate financial advisor to assist in evaluating the proposal. The Up-C Transaction was unanimously recommended by the joint special committee and approved by the special committee of each Managed Equity REIT. Nonetheless, the Up-C Transaction may not be on terms as favorable to us or the Managed Equity REITs as it would have been if it was negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of the Managed Equity REITs may challenge the Up-C Transaction and the agreements entered into as part of the Up-C Transaction. If such a challenge were to be successful, we might not realize the benefits we expect from the Up-C Transaction. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up-C Transaction, whether or not the allegations have merit or are substantiated.
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
 In addition to serving on our Board of Directors and executive team, at least one of our Founders also serves on the boards of each of the Managed REITs, Managed Operators, RIF, AIC and ABP Trust. All of the executive officers of these Client Companies are also our officers. These individuals may also hold equity positions in, or other positions with, us and these

Client Companies. In addition, several of the independent trustees and independent directors of our publicly owned Client Companies also serve as independent trustees or independent directors of other publicly owned Client Companies. Some of our Client Companies participate in a combined insurance program through AIC and we and the Managed REITs, Five Star and TA participate in a combined directors and officers insurance program. These multiple responsibilities and varying interests could create competition for the time and efforts of our Founders, RMR LLC and its subsidiaries and their officers and employees, and actual, potential or perceived conflicts of interest may arise.
 In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with our Founders and our Client Companies, the position of our Founders and executive officers as directors, trustees or executive officers of our Client Companies, the position of independent trustees and independent directors of our publicly owned Client Companies as independent trustees or independent directors of other publicly owned Client Companies and the relationships among our Client Companies may precipitate such activities. In addition, certain proxy advisory firms which have significant influence over the voting by shareholders of public companies, have, in the past, recommended that shareholders vote against, or withhold votes for, the election of all board members up for election at our Client Companies. At each of HPT’s and SNH’s 2016 and 2017 annual shareholder meetings, less than a majority of the votes cast were in favor of the election at least one of the board members standing for election. These proxy advisory firms may also recommend that shareholders of the public Client Companies vote against, or withhold votes for, the election of board members of those Client Companies at future annual shareholder meetings, which may affect the outcome of those elections and impact the governance of those Client Companies, which may increase the risk of shareholder activism and litigation at those Client Companies. These activities could result in substantial costs and diversion of our management’s attention and could have a material adverse effect on our reputation and business. See “-Risks Related to Our Relationships with Our Founders and Our Client Companies.”
Risks Related to Our Organization and Structure
The historical consolidated financial information in this Annual Report on Form 10-K may not permit current or prospective investors to predict our future results of operations.
We are a recently formed company and a new public company. Our historical consolidated financial information is comprised of our and our subsidiaries’ accounts. Our historical Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K are presented as if these entities were wholly owned, operated and consolidated within a single legal entity, to the extent we owned or were otherwise affiliated with them as of June 5, 2015, the date the Up-C Transaction was completed. Accordingly, this financial information may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results. For more information on our historical financial information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As a result of these limitations on liability and indemnification obligations, we and our shareholders may have more limited rights against our present and former directors and officers than might exist with other companies, which could limit shareholder recourse in the event of actions which some shareholders may believe are not in our best interest.
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
RMR Inc. is required to pay ABP Trust for certain tax benefits it claims as a result of the tax basis step up we receive as part of the Up-C Transaction and future redemptions by ABP Trust for Class A Common Shares or for cash. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits RMR Inc. realizes.
In the Up-C Transaction, RMR Inc. purchased Class A Units from ABP Trust. In the future, additional Class A Units may be redeemed by ABP Trust for Class A Common Shares or cash. See “Business-Our Organizational Structure-The LLC Operating Agreement-Redemption rights of holders of Class A Units.” Both the initial purchase and these additional redemptions may result in increases in our tax basis of our assets that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we otherwise would be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those assets. The IRS may challenge all or part of these tax basis increases, and a court might sustain such a challenge.
We have entered into the Tax Receivable Agreement with ABP Trust that provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. actually realizes as a result of (a) the increases in tax basis attributable to its dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement. See “Business-Organizational Structure-Tax Receivable Agreement.” While the actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions, the price of our Class A Common Shares at the time of the redemption, the extent to which such redemptions are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of RMR LLC attributable to RMR Inc.’s interests in RMR LLC, during the expected term of the Tax Receivable Agreement, the payments that RMR Inc. makes to ABP Trust may be substantial.
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
Under RMR Inc.’s governing documents and RMR LLC’s operating agreement, no director or officer of ours who is also serving as an officer, employee or agent of a Client Company or any of ABP Trust’s affiliates is required to present, communicate or offer any business opportunity to us, and such person shall have the right to hold any business opportunity for themselves or transfer it to any other person to the maximum extent permitted by Maryland law. If any of these persons fails to present an opportunity to us or takes the opportunity for themselves, to the maximum extent permitted under Maryland law they will not be liable to us. We have renounced all potential interest or expectation in certain business opportunities which may fit our growth objectives in the future or otherwise have value to us. These opportunities may be directed to the Client Companies or other persons or entities with which we have no relationship. Additionally, under our governing documents, our directors, officers, employees and agents are permitted to engage in other business activities that are similar to, or even competitive with, our own. If such persons engage in competitive business activities, we may have no remedy under our governing documents in these circumstances.
Our governing documents do not limit our ability to enter into new lines of businesses and doing so may result in additional risks and uncertainties in our businesses.
Our governing documents do not limit our business to the management of commercial real estate assets or businesses related thereto. Accordingly, we may pursue other business initiatives. To the extent we enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with: (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities competently or profitably; (iii) combining or integrating operational and management systems and controls; and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. Our strategic initiatives may include joint ventures or partnerships, in which case we will be subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

Our only material asset is our interest in RMR LLC and we are accordingly dependent upon distributions from RMR LLC to pay our taxes and expenses.
RMR Inc. is organized as a holding company of RMR LLC and its only material assets are its limited liability company membership units of RMR LLC. RMR Inc. has no independent means of generating revenue. Pursuant to the agreements RMR Inc. entered into with RMR LLC in the Up-C Transaction, RMR Inc., as the managing member of RMR LLC, intends to cause RMR LLC to make distributions in an amount that is at least sufficient to cover applicable taxes payable by its members, other expenses and dividends, if any, declared by us.
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

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Newton, MA 02458-1634. These offices are leased from an affiliate of ABP Trust through 2025. A copy of the lease is incorporated by reference as an exhibit to this Annual Report on Form 10-K.
We also lease other ancillary and local office space from ABP Trust, from certain Managed Equity REITs and from third parties. We consider these leased premises suitable and adequate for our business. For more information about our leased facilities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” and Note 12, Commitments, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Common Shares are traded on Nasdaq (symbol: RMR). There is no publicly traded market for our Class B-1 Common Shares or our Class B-2 Common Shares, all of which are held by ABP Trust. The following table sets forth for the periods indicated the high and low sale prices for our Class A Common Shares as reported by Nasdaq composite transaction reports:

	High	Low
Fiscal 2017
First Fiscal Quarter	$44.85	$33.90
Second Fiscal Quarter	$54.95	$39.10
Third Fiscal Quarter	$55.10	$46.65
Fourth Fiscal Quarter	$52.35	$42.36

Fiscal 2016
December 14, 2015 to December 31, 2015	$16.76	$11.89
Second Fiscal Quarter	$25.04	$15.67
Third Fiscal Quarter	$30.97	$24.01
Fourth Fiscal Quarter	$40.40	$31.13

The closing price of our Class A Common Shares on Nasdaq on December 11, 2017 was $60.60 per Class A Common Share.
As of December 11, 2017, there were 3,071 shareholders of record of our Class A Common Shares.

Information about cash distributions declared on our Class A Common Shares and Class B-1 Common Shares is summarized in the table below.

	Cash Distributions
	Per Common Share
	2017	2016
First Fiscal Quarter	$0.2500	$0.5260	(1)
Second Fiscal Quarter	0.2500	—
Third Fiscal Quarter	0.2500	0.2993	(2)
Fourth Fiscal Quarter	0.2500	0.2500
	$1.0000	$1.0753

(1)
This dividend was paid on December 15, 2015. The amount of this dividend was calculated at a rate of $0.25 per share per quarter pro rata for the period from June 5, 2015, the date the Managed Equity REITs acquired an interest in us, to December 14, 2015, the date the Managed Equity REITs completed the distribution of approximately half of the 15,000,000 Class A Common Shares they acquired in the Up-C Transaction.

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
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2017:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
July 2017	—	$—	$—	$—
August 2017	—	$—	$—	$—
September 2017	6,544	$51.55	$—	$—
Total	6,544	$51.55	$—	$—

(1)
During September 2017, these Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and other RMR LLC employees in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market value based upon the trading price of our Class A Common Shares at the close of trading on Nasdaq on the purchase date.

Item 6. Selected Financial Data (dollar amounts in thousands)
The following table sets forth selected financial data for the periods and dates indicated. These data should be read in conjunction with, and is qualified in its entirety by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes included in Part IV, Item 15 of this Annual Report on Form 10-K. The selected historical consolidated financial information and other data includes the accounts of RMR Inc. or its predecessors. Information for periods prior to the Up-C Transaction are presented as if our predecessor entities, which were not then owned by a single entity, were wholly owned within a single legal entity.
The selected historical consolidated financial information as of September 30, 2017 and 2016 and for each of the three years in the period ended September 30, 2017 has been derived from the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We derived the selected historical financial data as of and for the years ended September 30, 2014 and 2013 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.
The selected historical consolidated financial information below do not reflect what our results of operations and financial position would have been if we had operated as a single publicly owned company during the periods prior to June 5, 2015. In addition, this historical information should not be relied upon as an indicator of future performance. Amounts are in thousands, except per share data.

	Fiscal Year Ended September 30,
	2017	2016	2015	2014	2013
Operating and other information:
Revenues:
Management services	$227,294	$226,660	$162,326	$218,753	$197,504
Reimbursable payroll related and other costs	40,332	37,660	28,230	64,049	60,398
Advisory services	4,102	2,620	2,380	2,244	2,086
Total revenues	271,728	266,940	192,936	285,046	259,988

Expenses:
Compensation and benefits	99,753	91,985	83,456	127,841	123,608
Members profit sharing	—	—	—	116,000	146,000
Separation costs	—	1,358	116	2,330	—
General and administrative	25,189	23,163	21,081	21,957	20,141
Transaction and acquisition related costs	9,187	1,966	5,454	—	—
Depreciation and amortization	2,038	1,768	2,117	2,446	2,403
Total expenses	136,167	120,240	112,224	270,574	292,152
Operating income (loss)	135,561	146,700	80,712	14,472	(32,164)
Interest and other income	1,565	234	1,732	497	139
Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option	—	—	(290)	(4,556)	(19)
Income (loss) before income tax expense and equity in earnings (losses) of investees	137,126	146,934	82,154	10,413	(32,044)
Income tax expense	(28,251)	(24,573)	(4,848)	(280)	(80)
Equity in earnings (losses) of investees	(206)	—	115	160	299
Net income (loss)	108,669	122,361	77,421	$10,293	$(31,825)
Net income attributable to noncontrolling interest	(66,376)	(85,121)	(70,118)
Net income attributable to RMR Inc.	$42,293	$37,240	$7,303

	As of September 30,
Operating and other information:	2017	2016	2015	2014	2013
Total assets	$383,719	$337,531	$303,892	$287,223	$190,909
Total liabilities	$94,056	$91,140	$90,240	$56,979	$81,397
Total equity	$289,663	$246,391	$213,652	$230,244	$109,512

	Fiscal Year Ended September 30,
Operating and other information (unaudited):	2017	2016	2015	2014	2013
Assets under management(1)	$28,469,147	$26,858,438	$25,539,125	$27,538,146	$26,179,819
Adjusted EBITDA(2)	$107,217	$100,112	$92,291	$136,049	$116,729

(1)
Starting with the fiscal year ended September 30, 2016, in addition to presenting a calculation of assets under management of the Managed Equity REITs according to the method used to determine fees pursuant to the terms of the business management agreements as presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, we have determined to also present total assets under management for all of our Client Companies in a manner that we believe more clearly reflects the size of our business. The calculation of our assets under management for all of our Client Companies as of the dates indicated includes: (i) the gross book value of real estate and related assets, excluding depreciation, amortization, impairment charges or other non-cash reserves, of the Managed Equity REITs and ABP Trust, plus (ii) the gross book value of real estate assets, property and equipment of the Managed Operators, excluding depreciation, amortization, impairment charges or other non-cash reserves, plus (iii) the fair value of investments of AIC, the managed assets of RIF and the equity of TRMT, plus (iv) the contributed capital and outstanding principal of loans serviced for certain private clients. This calculation of total assets under management may include amounts in respect of the Managed Equity REITs that are higher than the calculations of assets under management used for purposes of calculating fees under the terms of the business management agreements.

(2)
EBITDA and Adjusted EBITDA are non-GAAP financial measures calculated as presented in the table below. We consider EBITDA and Adjusted EBITDA to be appropriate supplemental measures of our operating performance, along with net income, net income attributable to RMR Inc. and operating income. We believe that EBITDA and Adjusted EBITDA provide useful information to investors because by excluding the effects of certain amounts, such as members profit sharing, income tax, interest, depreciation and amortization, incentive business management fees, other asset amortization, transaction costs related to the TRMT IPO and RIF rights offering, other transaction and acquisition related costs, operating expenses paid in RMR Inc. common shares, separation costs, business email compromise fraud costs, unrealized losses attributable to changes in fair value of stock accounted for under the fair value option, and certain other net adjustments, EBITDA and Adjusted EBITDA may facilitate a comparison of current operating performance with our past operating performance and with the performance of other asset management businesses. EBITDA and Adjusted EBITDA do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income (loss), net income attributable to RMR Inc. or operating income as an indicator of our financial performance or as a measure of our liquidity. These measures should be considered in conjunction with net income (loss), net income attributable to RMR Inc. and operating income as presented in our consolidated statements of comprehensive income. Also, other asset management businesses may calculate EBITDA and Adjusted EBITDA differently than we do. The following table is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Fiscal Year Ended September 30,
	2017	2016	2015	2014	2013
Net income (loss)	$108,669	$122,361	$77,421	$10,293	$(31,825)
Plus: interest expense	—	—	—	144	52
Plus: income tax expense	28,251	24,573	4,848	280	80
Plus: depreciation and amortization	2,038	1,768	2,117	2,446	2,403
EBITDA	138,958	148,702	84,386	13,163	(29,290)
Plus: other asset amortization	9,416	9,416	2,999	—	—
Plus: members profit sharing	—	—	—	116,000	146,000
Plus: operating expenses paid in The RMR Group Inc.'s common shares	1,970	933	—	—	—
Plus: separation costs	—	1,358	116	2,330	—
Plus: transaction costs related to the TRMT IPO and RIF rights offering	8,850	—	—	—	—
Plus: other transaction and acquisition related costs	337	1,966	5,454	—	—
Plus: business email compromise fraud costs	774	—	—	—	—
Plus: unrealized losses attributable to changes in fair value of stock accounted for under the fair value option	—	—	290	4,556	19
Less: certain other net adjustments	(681)	—	(954)	—	—
Less: incentive business management fees earned	(52,407)	(62,263)	—	—	—
Adjusted EBITDA	$107,217	$100,112	$92,291	$136,049	$116,729

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands)
RMR Inc. was incorporated in Maryland on May 28, 2015 in contemplation of the Up-C Transaction. For more information about the Up-C Transaction, please see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
RMR Inc. is a holding company; substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of September 30, 2017, the over 1,400 properties which RMR LLC manages are located in 48 states, Washington, D.C., Puerto Rico and Canada and they are principally owned by the Managed Equity REITs.
The consolidated financial information in this section include the accounts of RMR Inc. or its predecessors, and periods presented in these statements prior to the Up-C Transaction are presented as if our predecessor entities, which were not then owned by a single entity, were wholly owned within a single legal entity.
Substantially all of our revenues are derived from providing business and property management services to our Client Companies. We also earn revenue from advisory and other services to RIF, a registered investment company, to TRMT, a mortgage real estate investment trust, to a private fund created for an institutional investor and to other separately managed accounts.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are principally based upon the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed Equity REIT: a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of September 30, 2017, 2016 and 2015, as applicable:

		Lesser of Historical Cost of Assets Under Management
		or Market Capitalization
		As of September 30,
REIT	Primary Strategy	2017	2016	2015
GOV	Office buildings majority leased to government tenants	$2,221,945	$2,071,050	$1,959,664
HPT	Hotels and travel centers	8,740,307	8,330,553	7,452,330
SIR	Lands and properties primarily leased to single tenants	4,575,215	4,743,774	4,068,360
SNH	Healthcare, senior living and medical office buildings	8,233,984	8,142,327	7,226,944
		$23,771,451	$23,287,704	$20,707,298

Base business management fees payable to us by the Managed Equity REITs are calculated monthly based upon the lesser of the average historical cost of each Managed Equity REIT's assets under management or its average market capitalization, as calculated in accordance with the applicable business management agreement, for each month. A Managed Equity REIT's historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed Equity REIT’s historical cost of assets under management does not include the cost of shares it owns of another Client Company. A Managed Equity REIT’s average market capitalization includes the average value of the Managed Equity REIT’s outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the fiscal years ended September 30, 2017, 2016 and 2015 may differ from the basis at the end of the periods presented in the table above. As of September 30, 2017, the market capitalization was lower than the historical costs of assets under management for HPT, SIR and SNH; the historical costs of assets under management for HPT, SIR and SNH as of September 30, 2017, were $9,919,649, $4,884,230 and $8,321,575, respectively. For GOV, the historical cost of assets under management was lower than its market capitalization of $3,962,327 calculated as of September 30, 2017.

The fee revenues we earned from the Managed Equity REITs for the years ended September 30, 2017, 2016 and 2015 are set forth in the following tables:

	Fiscal Year Ended September 30, 2017 (1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
GOV	$11,190	$—	$9,756	$20,946
HPT	40,513	52,407	52	92,972
SIR	22,613	—	13,066	35,679
SNH	39,061	—	10,573	49,634
	$113,377	$52,407	$33,447	$199,231

	Fiscal Year Ended September 30, 2016 (1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
GOV	$10,368	$—	$8,806	$19,174
HPT	36,821	62,263	48	99,132
SIR	21,582	—	12,761	34,343
SNH	36,053	—	11,103	47,156
	$104,824	$62,263	$32,718	$199,805

	Fiscal Year Ended September 30, 2015 (1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
GOV	$10,451	$—	$8,130	$18,581
HPT	38,558	—	35	38,593
SIR	17,759	—	10,033	27,792
SNH	35,410	—	9,828	45,238
	$102,178	$—	$28,026	$130,204

(1)
Includes base and incentive business management revenues and property management revenues, including construction supervision fees, if any, earned during the applicable period, and excludes reimbursable payroll related and other costs. Incentive business management fees from the Managed Equity REITs are contingent performance based fees which are only recognized when earned at the end of the respective measurement period. We estimate that we would have earned aggregate incentive business management fees from the Managed Equity REITs of $63,580, or $84,773 on a full year basis, as of September 30, 2017, if that date had been the end of the next measurement period; however, there can be no assurance that we will in fact earn any incentive fees from the Managed Equity REITs when measured as of December 31, 2017, the end of the next measurement period. As a result, this estimated amount of incentive business management fees which would have been earned if the measurement period ended on September 30, 2017 is not included in the fees listed in the tables above or in our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K as it may not reflect the incentive business management fees, if any, which will be earned as of December 31, 2017, the end of the measurement period.

Managed Operators, AIC and ABP Trust

We provide business management services to the Managed Operators. Five Star operates senior living and healthcare facilities throughout the United States, many of which are owned by and leased from, or managed for, SNH. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of Sonesta’s U.S. hotels are owned by HPT. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by HPT, and owns, operates and franchises convenience stores and standalone restaurants. In addition, we provide management services to certain other businesses, including ABP Trust and AIC. Generally, our fees earned from business management services to companies other than the Managed REITs are based on a percentage of certain revenues from the managed businesses. We also earn fees based upon rents collected for managing rental properties owned by ABP Trust and, until July 31, 2017, for managing TA’s headquarters building. Effective July 31, 2017, our property management agreement with TA was not renewed. Property management fees related to this agreement were $30, $31 and $30 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. Our fee revenues from services to the Managed Operators, AIC and ABP Trust were as follows:

	Fiscal Year Ended September 30, (1)
Company	2017	2016	2015
Five Star	$9,308	$9,177	$8,917
Sonesta	2,257	2,020	1,848
TA	14,313	14,281	13,570
AIC	240	240	247
ABP Trust	1,513	1,025	1,260
	$27,631	$26,743	$25,842

(1)
Includes business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll related and other costs.

RMR Advisors and Tremont Advisors
RMR Advisors, an SEC registered investment adviser, provides advisory services to RIF, a registered closed end investment company, and earns fees based upon the fair market value of the gross assets owned by RIF, including assets acquired with the use of debt or other leverage. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $316,890, $281,526 and $246,935 at September 30, 2017, 2016 and 2015, respectively. The advisory fees earned by RMR Advisors included in our revenue were $2,451, $2,370 and $2,380 for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.
On August 5, 2016, we acquired the Tremont business, which principally originates and manages real estate debt and debt like financings and serves as an adviser to a private fund created for an institutional investor and other separately managed accounts. As part of this transaction, our wholly owned subsidiary, Tremont Advisors, an investment advisor registered with the SEC, was assigned the investment management contracts of the Tremont business. We earned management services revenue of $432 and $54 for the fiscal years ended September 30, 2017 and 2016, respectively, and advisory services revenue of $1,619 and $250 for the fiscal years ended September 30, 2017 and 2016, respectively, from the Tremont business.
Tremont Advisors also provides advisory services for TRMT, a mortgage real estate investment trust that completed its initial public offering on September 18, 2017. Tremont Advisors owns 600,100 of TRMT's common shares, or approximately 19.4% of its outstanding common shares as of September 30, 2017, and earns fees equal to 1.5% of TRMT's equity. The advisory services revenue earned by Tremont Advisors included in our revenue was $32 for the fiscal year ended September 30, 2017.
EQC
EQC is a publicly traded REIT that primarily owns office properties. RMR LLC provided certain transition services to EQC through February 28, 2015, and thereafter certain additional services for EQC in Australia until October 31, 2015. Fees earned pursuant to these agreements totaled $58 and $6,280 for the fiscal years ended September 30, 2016 and 2015, respectively.

Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed Equity REITs so as to maintain and increase the value of their businesses and to assist our Managed Operators to grow their businesses. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, the expectation that U.S. interest rates will increase may cause a general decrease in the value of securities of real estate businesses or in their value relative to other types of securities and investments, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.
At present we believe that the current low interest rates available for real estate purchase financing may be causing real estate valuations to exceed replacement cost for some properties in some markets and property acquisitions should be undertaken on a selective basis. We also believe that because of the diversity of properties which our Client Companies own and operate there should be opportunities for growth in selected property types and locations and that we and our Client Companies should maintain financial flexibility using only reasonable amounts of debt so we and they will be able to take advantage of growth opportunities which come to our and their attention. We believe that there is currently an imbalance in the CRE debt market that is marked by reduced supply of CRE debt capital and increased demand for CRE debt capital when compared to a decade ago, and that this imbalance is especially pronounced in the debt market for middle market and transitional CRE, which debt market is the primary focus of TRMT. Similarly, we believe that the change in the methods and locations of retail sales from stores and shopping malls to e-commerce platforms may reduce the value of traditional retail properties and increase the value of industrial and logistics properties to a degree that will overwhelm cyclical trends; and we are currently considering ways to grow our business and the business of certain of our Client Companies in keeping with this change.
Please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements", Part 1, Item 1 "Business" and Part I, Item 1A “Risk Factors” for a discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

RESULTS OF OPERATIONS (dollars in thousands)
When considering the financial data for the fiscal years ended September 30, 2017, 2016 and 2015, readers should note that (i) RMR Inc. did not become a publicly owned company until December 14, 2015 when the Managed Equity REITs distributed approximately half of our Class A Common Shares to their shareholders, and (ii) incentive business management fees earned in 2015 were apportioned based upon the pro rata number of days in 2015 after RMR Inc. began operating on June 5, 2015.
Fiscal Year Ended September 30, 2017, Compared to the Fiscal Year Ended September 30, 2016
The following table presents the changes in our operating results for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016:

	Fiscal Year Ended September 30,
	2017	2016	$ Change	% Change
Revenues:
Management services	$227,294	$226,660	$634	0.3%
Reimbursable payroll related and other costs	40,332	37,660	2,672	7.1%
Advisory services	4,102	2,620	1,482	56.6%
Total revenues	271,728	266,940	4,788	1.8%

Expenses:
Compensation and benefits	99,753	91,985	7,768	8.4%
Separation costs	—	1,358	(1,358)	(100.0)%
General and administrative	25,189	23,163	2,026	8.7%
Transaction and acquisition related costs	9,187	1,966	7,221	367.3%
Depreciation and amortization	2,038	1,768	270	15.3%
Total expenses	136,167	120,240	15,927	13.2%
Operating income	135,561	146,700	(11,139)	(7.6)%
Interest and other income	1,565	234	1,331	568.8%
Income before income tax expense and equity in losses of investees	137,126	146,934	(9,808)	(6.7)%
Income tax expense	(28,251)	(24,573)	(3,678)	(15.0)%
Equity in losses of investees	(206)	—	(206)	(100.0)%
Net income	108,669	122,361	(13,692)	(11.2)%
Net income attributable to noncontrolling interest	(66,376)	(85,121)	18,745	22.0%
Net income attributable to RMR Inc.	$42,293	$37,240	$5,053	13.6%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016.
Management services revenue. For the fiscal years ended September 30, 2017 and 2016, we earned business and property management services revenue from the following sources:

	Fiscal Year Ended September 30,
Source	2017	2016	Change
Managed Equity REITs	$199,231	$199,805	$(574)
Managed Operators	25,878	25,478	400
Other Client Companies	2,185	1,319	866
EQC	—	58	(58)
Total	$227,294	$226,660	$634
Management services revenue increased $634 primarily due to an increase of $8,553 in base business management fees from the Managed Equity REITs and an increase of $729 in property management fees at the Managed Equity REITs primarily due to increases in the number of properties to which we provide property management services and certain construction activities we managed. These increases were partially offset by a decrease of $9,856 in incentive business management fees earned from HPT for the calendar year 2016 compared to the calendar year 2015, which amounts, if any, are recognized in our first fiscal quarter when the amounts for the calendar year become known and earned.
Reimbursable payroll related and other costs revenue. Reimbursable payroll related and other costs revenue primarily includes amounts reimbursed to us by the Managed Equity REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable payroll related and other costs arise from services we provide that are paid or reimbursed to the Managed Equity REITs by their tenants. Reimbursable payroll related and other costs revenue for the fiscal years ended September 30, 2017 and 2016 also includes recognition of non-cash share based compensation granted to some of our employees of $5,761 and $7,997, respectively. Reimbursable payroll related and other costs revenue increased $2,672 due primarily to increases in the number of properties we managed for the Managed Equity REITs since October 1, 2015, and the related increase in the number of our employees and their associated compensation and benefits, as well as regular increases in employee compensation and benefits for which we receive reimbursement. This increase was partially offset by a decrease in the value of share grants to some of our employees by certain of our Client Companies.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF and the fees Tremont Advisors earns for managing TRMT and the clients of the Tremont business. These fees increased by $1,482 primarily due to revenue earned by the Tremont business subsequent to our acquisition of that business in August 2016.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses, contributions related to our employee retirement plan, and the value of vested shares granted to certain of our employees under our and our Client Companies' equity compensation plans. Compensation and benefits expense for the fiscal years ended September 30, 2017 and 2016 includes $7,128 and $8,566, respectively, of non-cash share based compensation granted to some of our employees by us and certain of our Client Companies. Compensation and benefits expense increased $7,768 due to increased staffing as a result of increases in the number of properties we manage for the Managed Equity REITs since October 1, 2015 and the impact of the Tremont acquisition, as well as annual employee salary and benefits increases. This increase was partially offset by a decrease in the value of share grants to some of our employees by certain of our Client Companies.
Separation costs. Separation costs consists of employment termination costs.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative expenses increased $2,026 primarily as a result of costs for information technology and professional fees associated with the growth of our Client Companies and as a result of our being the victim of a business email compromise fraud. See Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information related to this fraud. These increases were partially offset by a decline in property management fees we paid as a result of the transitioning to us of the management of properties previously managed by third parties.
Transaction and acquisition related costs. Transaction and acquisition related costs increased $7,221 primarily due to the TRMT IPO and the RIF rights offering completed during fiscal year 2017. See Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding the TRMT IPO and the RIF rights offering.
Depreciation and amortization. Depreciation and amortization expense increased $270 primarily as a result of amortization of intangible assets related to our acquisition of the Tremont business in August 2016, partially offset by certain equipment and capitalized software becoming fully depreciated subsequent to October 1, 2015.
Interest and other income. Interest and other income increased $1,331 primarily due to a reduction in the contingent consideration liability recorded as part of our acquisition of the Tremont business in August 2016 due to revisions in the projected outcome of the related contingencies, and higher cash balances invested during the fiscal year 2017 compared to the fiscal year 2016.
Income tax expense. The increase in income tax expense is primarily attributable to an increase in RMR Inc.'s allocable share of any taxable income of RMR LLC for the fiscal year 2017 compared to the fiscal year 2016.

Equity in losses of investees. Equity in losses of investees represents our proportionate share of losses from our 0.5% general partnership interest in a private fund managed by the Tremont business and our 19.4% equity interest in TRMT since TRMT's IPO.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust. Net income attributable to noncontrolling interest for the fiscal year 2016 includes $26,611 of the annual incentive business management fee for the calendar year 2015 allocated to ABP Trust. See Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding the allocation of the annual incentive business management fees for the calendar year 2015 to ABP Trust.
Fiscal Year Ended September 30, 2016, Compared to the Fiscal Year Ended September 30, 2015

The following table presents the changes in our operating results for the fiscal year ended September 30, 2016 compared to the fiscal year ended September 30, 2015:

	Fiscal Year Ended September 30,
	2016	2015	$ Change	% Change
Revenues:
Management services	$226,660	$162,326	$64,334	39.6%
Reimbursable payroll related and other costs	37,660	28,230	9,430	33.4%
Advisory services	2,620	2,380	240	10.1%
Total revenues	266,940	192,936	74,004	38.4%

Expenses:
Compensation and benefits	91,985	83,456	8,529	10.2%
Separation costs	1,358	116	1,242	1,070.7%
General and administrative	23,163	21,081	2,082	9.9%
Transaction and acquisition related costs	1,966	5,454	(3,488)	(64.0)%
Depreciation and amortization	1,768	2,117	(349)	(16.5)%
Total expenses	120,240	112,224	8,016	7.1%
Operating income	146,700	80,712	65,988	81.8%
Interest and other income	234	1,732	(1,498)	(86.5)%
Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option	—	(290)	290	100.0%
Income before income tax expense and equity in earnings of investees	146,934	82,154	64,780	78.9%
Income tax expense	(24,573)	(4,848)	(19,725)	(406.9)%
Equity in earnings of investees	—	115	(115)	(100.0)%
Net income	122,361	77,421	44,940	58.0%
Net income attributable to noncontrolling interest	(85,121)	(70,118)	(15,003)	(21.4)%
Net income attributable to RMR Inc.	$37,240	$7,303	$29,937	409.9%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015.
Management services revenue. For the fiscal years ended September 30, 2016 and 2015, we earned business and property management services revenue from the following sources:

	Fiscal Year Ended September 30,
Source	2016	2015	Change
Managed Equity REITs	$199,805	$130,204	$69,601
Managed Operators	25,478	24,335	1,143
Other Client Companies	1,319	1,507	(188)
EQC	58	6,280	(6,222)
Total	$226,660	$162,326	$64,334

Management services revenue increased $64,334 primarily due to a $62,263 annual incentive business management fee earned on December 31, 2015, an increase of $7,829 in base business management fees at the Managed Equity REITs associated primarily with growth in the market capitalization of SIR and SNH, and an increase of $5,926 in property management fees due to increases in the number of properties to which we provide property management services. These increases were partially offset by the impact of the $9,416 in other asset amortization recorded in the fiscal year ended September 30, 2016, compared to $2,999 in other asset amortization recorded in the fiscal year ended September 30, 2015 and the termination of our services to EQC. Other asset amortization results from the Up-C Transaction discussed in Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Reimbursable payroll related and other costs revenue. Reimbursable payroll related and other costs revenue for the years ended September 30, 2016 and 2015 includes recognition of non-cash share based compensation granted to some of our employees by certain of our Client Companies of $7,997 and $5,931, respectively. Reimbursable payroll related and other costs revenue increased $9,430 due primarily to increases in the value of share grants to some of our employees by certain of our Client Companies, increases in the number of properties we manage for the Managed Equity REITs since October 1, 2014, and the related increase in the number of employees since that date and their associated compensation and benefits as well as regular increases in employee compensation and benefits for which we receive reimbursement.
Advisory services revenue. Advisory services revenue increased by $240 primarily due to $250 of revenue earned by the Tremont business subsequent to our August 2016 acquisition.
Compensation and benefits. Compensation and benefits expense for the years ended September 30, 2016 and 2015 includes $7,997 and $5,931, respectively, of non-cash share based compensation granted to some of our employees by certain of our Client Companies. Compensation and benefits expense increased $8,529 primarily due to increases in the value of share grants to some of our employees by certain of our Client Companies, compensation expenses related to Class A Common Shares we awarded to certain of our officers and employees in fiscal year 2016, increased staffing as a result of increases in the number of properties we manage for the Managed Equity REITs and the business growth of certain of our Managed Operators since October 1, 2014, as well as annual employee salary increases. These increases were partially offset by a decrease in our corporate office staffing due to the wind down of our business management and property management services to EQC in the fiscal year ended September 30, 2015.
Separation costs. Separation costs consists of employment termination costs.
General and administrative. General and administrative expenses increased $2,082 primarily due to recurring costs related to our becoming a publicly traded company in the fiscal year 2016, as well as increases in property management expenses related to the increase in the number of properties we manage for the Managed Equity REITs since October 1, 2014.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $3,488 primarily due to $5,454 of transaction costs associated with the Up-C Transaction in the fiscal year 2015, compared to $1,966 of transaction and acquisition related costs in the fiscal year 2016.
Depreciation and amortization. Depreciation and amortization decreased $349 primarily as a result of certain equipment and capitalized software becoming fully depreciated subsequent to October 1, 2015, partially offset by amortization of intangible assets related to our 2016 Tremont business acquisition.
Interest and other income. Interest and other income decreased $1,498 primarily due to the loss of dividend income derived in fiscal year 2015 from common shares of the Managed Equity REITs that were transferred to ABP Trust prior to the Up-C Transaction.
Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option. Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option in fiscal year 2015 consists of net unrealized losses on the common shares of the Managed Equity REITs we owned before the Up-C Transaction based on changes in quoted market prices between the beginning and end of the applicable period. Prior to the Up-C Transaction, RMR LLC transferred all the Managed Equity REITs shares it owned to ABP Trust.
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
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust after the Up-C Transaction. Net income attributable to noncontrolling interest for fiscal year 2016 includes $26,611 of the annual incentive business management fee allocated to ABP Trust after the Up-C Transaction as discussed in Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. We have historically paid a significant portion of employee compensation as annual cash bonuses during the last quarter of our fiscal year. Therefore, our cash balances generally have been at their lowest near the end of our fiscal year fourth quarter after cash bonuses were paid to our employees. Our cash balances then typically increase during the next fiscal year, particularly in our second fiscal quarter if we earn and receive significant incentive business management fees for the prior calendar year, until the cash balance is again reduced by payment of employee bonuses near the end of our fiscal year. Our current liabilities have historically included accounts payable, accrued expenses and deposits, including accrued employee compensation.
As of September 30, 2017 and 2016, we had cash and cash equivalents of $108,640 and $65,833, respectively. As of September 30, 2017 and 2016, $104,700 and $57,741, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations for the fiscal year ended September 30, 2017, including the calendar year 2016 incentive business management fee received in January 2017.
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
We believe that our operating cash flow will be sufficient to meet our operating needs and commitments for the next 12 months and for the reasonably foreseeable future. On October 2, 2017, one of our Managed Equity REITs, GOV, acquired FPO for a total value of approximately $1.4 billion. As a result of this acquisition, we expect that the business management fees and property management fees we earn from GOV in the future may increase; however, our ability to realize increased earnings from GOV as a result of its acquisition of FPO will depend on GOV’s ability to grow and maintain its market capitalization, business and shareholder returns and on our ability to provide additional services for GOV at a cost which is less than our increased fees from GOV, if any.
During the fiscal year ended September 30, 2017, we paid cash distributions to the holders of our Class A Common Shares and Class B-1 Common Shares aggregating $16,089. These dividends were funded by distributions from RMR LLC to holders of its membership units. See Note 7, Shareholders' Equity, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding these distributions.
On November 16, 2017, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,041. This dividend was paid to our shareholders of record as of the close of the business on October 23, 2017. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,791, of which $4,041 was distributed to us based on our then aggregate ownership of 16,164,066 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
For the fiscal year ended September 30, 2017, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $74,447, of which $38,526 was distributed to us and $35,921 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR

LLC. The $38,526 distributed to us was eliminated in our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and the $35,921 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We used a portion of these funds distributed to us to pay our current tax liability under the Tax Receivable Agreement described in Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and obligations under this agreement.
Cash Flows
Fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016
Our changes in cash flows for the fiscal year ended September 30, 2017 compared to the comparable prior year period were as follows: (i) cash provided from operating activities increased from $99,729 in the fiscal year 2016 to $125,936 in the fiscal year 2017; (ii) cash used in investing activities increased from $3,549 in the fiscal year 2016 to $12,829 in the fiscal year 2017; and (iii) cash used in financing activities increased from $64,867 in the fiscal year 2016 to $70,299 in the fiscal year 2017.
The increase in cash provided by operating activities for the fiscal year ended September 30, 2017, compared to the prior fiscal year primarily reflects the net effect of changes in our working capital activities between the two periods, including the collection of the 2016 calendar year incentive business management fee in the fiscal year 2017 and the payment of the 2015 calendar year incentive business management fee allocated to ABP Trust in the fiscal year 2016. The increase in cash used in investing activities for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to our equity investment in TRMT as part of the TRMT IPO. The increase in cash used in financing activities for the fiscal year ended September 30, 2017 compared to the prior fiscal year was primarily due to higher tax distributions to ABP Trust, partially offset by four quarterly distributions paid in the fiscal year 2017, compared to distributions to holders of our Class A Common Shares for the longer period from June 5, 2015 to September 30, 2016 paid in the fiscal year 2016.

Fiscal year ended September 30, 2016, compared to the fiscal year ended September 30, 2015
Our changes in cash flows for the fiscal year ended September 30, 2016 compared to the comparable prior year period were as follows: (i) cash provided from operating activities decreased from $102,080 in the fiscal year 2015 to $99,729 in the fiscal year 2016; (ii) cash used in investing activities decreased from $42,849 in the fiscal year 2015 to $3,549 in the fiscal year 2016; and (iii) cash used in financing activities decreased from $166,430 in the fiscal year 2015 to $64,867 in the fiscal year 2016. Exchange rate fluctuations in connection with our Australian business activities resulted in a decrease of $35 and an increase of $23 in cash in the fiscal years 2015 and 2016, respectively.
The decrease in cash provided by operating activities for the fiscal year ended September 30, 2016, compared to the prior fiscal year primarily reflects the net effect of changes in our working capital activities between the two periods, including the collection of accounts receivable from EQC during the fiscal year 2015 and the payment of amounts due to related parties during the fiscal year 2016, partially offset by increased operating income generated in the fiscal year 2016. The decrease in cash used in investing activities for the fiscal year 2016 as compared to the fiscal year 2015 was due primarily to the acquisition of our investment in RMR LLC during the fiscal year 2015. The decrease in cash used in financing activities for the fiscal year 2016 as compared to the fiscal year 2015 was primarily due to members’ distributions to ABP Trust in the fiscal year 2015, partially offset by the issuance of our common shares in connection with the Up-C Transaction.
Off Balance Sheet Arrangements
As of September 30, 2017 and 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tax Receivable Agreement
We are party to a Tax Receivable Agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and “Business—Our Organizational Structure—Tax Receivable Agreement” included in Part 1, Item 1 of this Annual Report on Form 10-K. As of September 30, 2017, our consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $61,998, of which we expect to pay $2,935 to ABP Trust during the fourth quarter of fiscal 2018.
Market Risk and Credit Risk
We historically have not invested in derivative instruments, borrowed through issuing debt securities or transacted a significant part of our businesses in foreign currencies. As a result, we are not now subject to significant direct market risk related to interest rate changes, commodity price changes or credit risks; however, if any of these risks were to negatively impact our Client Companies' businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change.
Risks Related to Cash and Short Term Investments
Our cash and cash equivalents include short term, highly liquid investments readily convertible to known amounts of cash that have original maturities of three months or less from the date of purchase. We invest a substantial amount of our cash in money market funds. The majority of our cash is maintained in U.S. bank accounts. Some U.S. bank account balances exceed the FDIC insurance limit. We believe our cash and short term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.
Exchange Rate Risk
During the periods presented in this Annual Report on Form 10-K we were exposed to the risk that the exchange rate of the U.S. dollar relative to other currencies could have an adverse effect on the reported value of our non U.S. dollar denominated or based assets and liabilities. In addition, in the 2015 period, certain reported amounts of our management and advisory revenue were affected by movements in the rate of exchange between the Australian dollar, based on which certain of our revenues were calculated, and the U.S. dollar, in which our financial statements are denominated. The net impact of the fluctuation of foreign currencies included in other comprehensive income on our consolidated statements of comprehensive income for the fiscal years ended September 30, 2017, 2016 and 2015, were $1, $19 and $(252), respectively. We did not enter into any transactions to hedge our exposure to these foreign currency fluctuations through the use of derivative instruments or other methods. We do not believe these risks are material to us at this time, but they could become material if we significantly expand our non-U.S. dollar business activities in the future.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2017:

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$26,701	$3,929	$7,190	$6,541	$9,041
Tax Receivable Agreement	61,998	2,935	6,170	6,646	46,247
Total	$88,699	$6,864	$13,360	$13,187	$55,288

The contractual obligations table above excludes amounts due to the sellers of the Tremont business because the ultimate amounts and timing of such amounts due are not presently known. As of September 30, 2017, a payable of $591 relating to the "earn out" of our acquisition of the Tremont business has been recorded in our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which represents our best estimate of the amount we currently expect to owe under our asset purchase agreement for the acquisition of the Tremont business.

Related Person Transactions
We have relationships and historical and continuing transactions with our Founders and certain of our Client Companies, our Founders have historical and continuing relationships with certain of our Client Companies and several of our Client Companies have material historical and ongoing relationships with other Client Companies. For example, our Founders are our controlling shareholders and hold membership units of our subsidiary, RMR LLC, through ABP Trust; our Founders serve as managing trustees of each Managed REIT and own and are directors of Sonesta and Sonesta's other director also serves as our Executive Vice President, General Counsel and Secretary; Barry M. Portnoy serves as a managing director of Five Star and TA; as of September 30, 2017, ABP Trust, which is owned by our Founders, and our Founders together owned approximately 36.7% of Five Star’s outstanding common stock; we are a party to the Tax Receivable Agreement with ABP Trust; all of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are our officers and employees; as of September 30, 2017, the Managed Equity REITs owned a majority of our outstanding Class A Common Shares; HPT is TA’s principal landlord, and TA is HPT’s largest tenant, operating travel center locations owned by HPT pursuant to long term leases; SNH is Five Star’s principal landlord and Five Star is SNH’s largest tenant and manager of senior living communities, operating senior living communities owned by SNH pursuant to long term agreements; as of September 30, 2017, we owned 19.4% of TRMT’s outstanding common shares; and Sonesta manages a number of HPT’s hotels pursuant to long term management agreements. For further information about these and other such relationships and related person transactions, please see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, the section captioned “Business” above in Part I, Item 1 of this Annual Report on Form 10-K, our other filings with the SEC and our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, or the 2018 Proxy Statement, to be filed within 120 days after the close of the fiscal year ended September 30, 2017. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements” and Part I, Item 1A “Risk Factors.”
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
We recognize revenue from business management and property management fees as earned in accordance with our management agreements. We consider the incentive business management fees earned from the REITs that we manage to be contingent performance based fees, which we recognize as revenue when earned at the end of each measurement period. We also recognize as revenue certain payroll reimbursements in our capacity as property manager, at cost, when we incur the related reimbursable payroll related and other costs on behalf of our Client Companies. See the “Revenue Recognition” section of Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of our revenue recognition policies and our contractual arrangements.
Consolidation. Our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K include only the accounts of the entities we control. We continually assess whether our existing contractual rights give us the ability to direct the activities of the entities we manage that most significantly affect the results of that entity. The activities and factors we consider include, but are not limited to:

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
JOBS Act. We are an emerging growth company under the JOBS Act and are permitted to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. However, we are choosing to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
        Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, we believe that, as of September 30, 2017, our internal control over financial reporting is effective.
        This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm on our internal control over financial reporting due to the exemption for emerging growth companies created by the JOBS Act.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in the 2018 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in the 2018 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant our Class A Common Shares to our officers and employees under the 2016 Omnibus Equity Plan adopted in 2016, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. The terms of grants made under the 2016 Plan are determined by the Equity Plan Subcommittee of the Compensation Committee of our Board of Directors, at the time of the grant. The following table is as of September 30, 2017.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2016 Plan	None.	None.	435,934(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	435,934(1)

(1)	Consists of shares available for issuance pursuant to the terms of the 2016 Plan. Share awards that are forfeited will be added to the shares available for issuance under the 2016 Plan.
Other information required by this Item 12 of Form 10-K will be included in the 2018 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in the 2018 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K will be included in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Index to Financial Statements and Financial Statement Schedules
The following consolidated financial statements of The RMR Group Inc. are included on the pages indicated:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.
(b) Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Registrant*
3.2	Articles of Amendment, filed July 30, 2015*
3.3	Articles of Amendment, filed September 11, 2015*
3.4	Articles of Amendment, filed March 9, 2016**
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017***
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock****
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust*
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust*
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Select Income REIT*
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust*
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management & Research Trust)*
10.1	The RMR Group LLC Amended and Restated Operating Agreement, dated as of October 14, 2015, by and among The RMR Group LLC and its Members*
10.2	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, ABP Trust (formerly known as Reit Management & Research Trust), the Registrant and Government Properties Income Trust*
10.3	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, ABP Trust (formerly known as Reit Management & Research Trust), the Registrant and Hospitality Properties Trust*
10.4	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, ABP Trust (formerly known as Reit Management & Research Trust), the Registrant and Select Income REIT*
10.5	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, ABP Trust (formerly known as Reit Management & Research Trust), the Registrant and Senior Housing Properties Trust*
10.6	Business Management Agreement, by and between ABP Trust (formerly known as Reit Management & Research Trust) and The RMR Group LLC*
10.7	Amended and Restated Property Management Agreement, by and between The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust)*
10.8	Amended and Restated Business Management and Shared Services Agreement, dated as of June 5, 2015, by and between Sonesta International Hotels Corporation and The RMR Group LLC*

10.9	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Government Properties Income Trust and The RMR Group LLC*
10.10	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Hospitality Properties Trust and The RMR Group LLC *
10.11	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Select Income REIT and The RMR Group LLC *
10.12	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Senior Housing Properties Trust and The RMR Group LLC *
10.13	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Government Properties Income Trust*
10.14	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Hospitality Properties Trust*
10.15	Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Select Income REIT*
10.16	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Senior Housing Properties Trust*
10.17	Tax Receivable Agreement, dated as of June 5, 2015, by and among the Registrant, The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust)*
10.18	Lease by and between RMR West LLC and The RMR Group LLC, dated as of June 1, 2015*
10.19	Form of Indemnification Agreement for the Registrant and its directors and executive officers*
10.20	The RMR Group Inc. 2016 Omnibus Equity Plan ** (+)
10.21	Form of The RMR Group Inc. Share Award Agreement ***** (+)
10.22	Summary of Director Compensation******
21.1	Subsidiaries of the Registrant (Filed herewith.)
23.1	Consent of Ernst & Young LLP (Filed herewith.)
31.1	Rule 13a-14(a) Certification (Filed herewith.)
31.2	Rule 13a-14(a) Certification (Filed herewith.)
32.1	Section 1350 Certification (Furnished herewith.)
99.1	Letter dated March 24, 2017, between The RMR Group LLC and Senior Housing Properties Trust, regarding Second Amended and Restated Business Management Agreement*******
99.2	Letter dated October 2, 2017, between The RMR Group LLC and Government Properties Income Trust, regarding Second Amended and Restated Property Management Agreement (Filed herewith.)
101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ and Members' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

____________________________________________________________________________

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2016.

***	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on September 15, 2017.

****	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.

*****	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on September 19, 2016.

******	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 31, 2017.

*******
Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on May 10, 2017.

(+)	Contract with management or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The RMR Group Inc.:
We have audited the accompanying consolidated balance sheets of The RMR Group Inc. as of September 30, 2017 and 2016, and the related consolidated statements of comprehensive income, shareholders’ and members’ equity and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The RMR Group Inc. at September 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
December 12, 2017

The RMR Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,
Assets	2017	2016
Current assets:
Cash and cash equivalents	$108,640	$65,833
Due from related parties	25,161	24,862
Prepaid and other current assets	7,092	4,690
Total current assets	140,893	95,385

Furniture and equipment	4,800	5,024
Leasehold improvements	1,094	1,077
Capitalized software costs	1,876	4,250
Total property and equipment	7,770	10,351
Accumulated depreciation	(4,494)	(6,549)
	3,276	3,802
Due from related parties, net of current portion	7,551	7,754
Equity method investments	12,162	—
Goodwill	1,859	2,295
Intangible assets, net of amortization	462	1,085
Deferred tax asset	45,541	45,819
Other assets, net of amortization	171,975	181,391
Total assets	$383,719	$337,531

Liabilities and Equity
Current liabilities:
Accounts payable, accrued expenses and deposits	$26,414	$20,579
Total current liabilities	26,414	20,579
Long term portion of deferred rent payable, net of current portion	1,028	778
Amounts due pursuant to tax receivable agreement, net of current portion	59,063	62,029
Employer compensation liability, net of current portion	7,551	7,754
Total liabilities	94,056	91,140

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,164,066 and
15,082,432 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	95,878	94,266
Retained earnings	86,836	44,543
Cumulative other comprehensive income	84	83
Cumulative common distributions	(33,298)	(17,209)
Total shareholders’ equity	149,531	121,714
Noncontrolling interest	140,132	124,677
Total equity	289,663	246,391
Total liabilities and equity	$383,719	$337,531
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2017	2016	2015
Revenues:
Management services	$227,294	$226,660	$162,326
Reimbursable payroll related and other costs	40,332	37,660	28,230
Advisory services	4,102	2,620	2,380
Total revenues	271,728	266,940	192,936

Expenses:
Compensation and benefits	99,753	91,985	83,456
Separation costs	—	1,358	116
General and administrative	25,189	23,163	21,081
Transaction and acquisition related costs	9,187	1,966	5,454
Depreciation and amortization	2,038	1,768	2,117
Total expenses	136,167	120,240	112,224
Operating income	135,561	146,700	80,712
Interest and other income	1,565	234	1,732
Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option	—	—	(290)
Income before income tax expense and equity in earnings (losses) of investees	137,126	146,934	82,154
Income tax expense	(28,251)	(24,573)	(4,848)
Equity in earnings (losses) of investees	(206)	—	115
Net income	108,669	122,361	77,421
Net income attributable to noncontrolling interest	(66,376)	(85,121)	(70,118)
Net income attributable to RMR Inc.	$42,293	$37,240	$7,303

Other comprehensive income (loss):
Foreign currency translation adjustments	1	19	(252)
Unrealized loss in investment in available for sale securities	—	—	(54)
Equity interest in investee’s unrealized gains	—	—	35
Other comprehensive income (loss)	1	19	(271)
Comprehensive income	108,670	122,380	77,150
Comprehensive income attributable to noncontrolling interest	(66,376)	(85,130)	(69,774)
Comprehensive income attributable to RMR Inc.	$42,294	$37,250	$7,376

Weighted average common shares outstanding - basic	16,032	16,005	16,000
Weighted average common shares outstanding - diluted	16,048	16,005	16,000

Net income attributable to RMR Inc. per common share - basic and diluted	$2.63	$2.33	$0.46
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Shareholders’ and Members’ Equity
(dollars in thousands)

							Cumulative
		Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Members’	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Equity	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Distributions	Equity	Interest	Equity
Balance at September 30, 2014	$230,430	$—	$—	$—	$—	$—	$(186)	$—	$230,244	$—	$230,244
Net income	58,580	—	—	—	—	—	—	—	58,580	—	58,580
Net cash distributions to Member	(224,139)	—	—	—	—	—	—	—	(224,139)	—	(224,139)
Non-cash distributions to Member	(60,143)	—	—	—	—	—	—	—	(60,143)	—	(60,143)
Other comprehensive loss	—	—	—	—	—	—	(460)	—	(460)	—	(460)
Balance at June 5, 2015	4,728	—	—	—	—	—	(646)	—	4,082	—	4,082
Issuance of Class A common shares	—	15	—	—	361,570	—	—	—	361,585	—	361,585
Issuance of Class B-1 common shares	—	—	1	—	11,519	—	—	—	11,520	—	11,520
Receipt of Class A membership units from ABP Trust	—	—	—	—	(165,781)	—	—	—	(165,781)	(1,983)	(167,764)
Issuance of Class B-2 common shares	—	—	—	15	(15)	—	—	—	—	—	—
Establishment of deferred tax asset, net of amounts payable under tax receivable agreement	—	—	—	—	(14,607)	—	—	—	(14,607)	—	(14,607)
Net income	—	—	—	—	—	7,303	—	—	7,303	11,538	18,841
Tax distributions to Members	—	—	—	—	—	—	—	—	—	(194)	(194)
Other comprehensive income	—	—	—	—	—	—	73	—	73	116	189
Reorganization of equity structure	(4,728)	—	—	—	(99,261)	—	646	—	(103,343)	103,343	—
Balance at September 30, 2015	—	15	1	15	93,425	7,303	73	—	100,832	112,820	213,652
Share grants, net	—	—	—	—	841	—	—	—	841	—	841
Net income	—	—	—	—	—	37,240	—	—	37,240	85,121	122,361
Incentive fee allocable to ABP Trust	—	—	—	—	—	—	—	—	—	(26,611)	(26,611)
Tax distributions to Member	—	—	—	—	—	—	—	—	—	(30,533)	(30,533)
Common share distributions	—	—	—	—	—	—	—	(17,209)	(17,209)	(16,129)	(33,338)
Other comprehensive income	—	—	—	—	—	—	10	—	10	9	19
Balance at September 30, 2016	—	15	1	15	94,266	44,543	83	(17,209)	121,714	124,677	246,391
Share grants, net	—	—	—	—	1,612	—	—	—	1,612	—	1,612
Net income	—	—	—	—	—	42,293	—	—	42,293	66,376	108,669
Tax distributions to Member	—	—	—	—	—	—	—	—	—	(35,921)	(35,921)
Common share distributions	—	—	—	—	—	—	—	(16,089)	(16,089)	(15,000)	(31,089)
Other comprehensive income	—	—	—	—	—	—	1	—	1	—	1
Balance at September 30, 2017	$—	$15	$1	$15	$95,878	$86,836	$84	$(33,298)	$149,531	$140,132	$289,663
 See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Year Ended September 30,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$108,669	$122,361	$77,421
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,038	1,768	2,117
Straight line office rent	250	328	48
Amortization expense related to other asset	9,416	9,416	2,999
Deferred income taxes	278	795	—
Operating expenses paid in RMR Inc. common shares	1,970	933	—
Contingent consideration liability	(578)	—	—
Dividend income	—	—	(1,259)
Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option	—	—	290
Distribution from equity method investments	70	—	—
Equity in earnings (losses) of investees	206	—	(115)
Revenues paid in common shares of Managed Equity REITs	—	—	(6,564)
Gain on sale of shares	—	—	(15)
Changes in assets and liabilities:
Due from related parties	(366)	(6,298)	29,166
Account receivable	—	—	26,229
Prepaid and other current assets	(2,402)	(1,401)	3,755
Accounts payable, accrued expenses and deposits	6,385	(1,562)	287
Incentive fee allocable to ABP Trust	—	(26,611)	—
Due to related parties	—	—	(32,279)
Net cash from operating activities	125,936	99,729	102,080
Cash Flows from Investing Activities:
Purchase of property and equipment	(827)	(1,070)	(1,404)
Equity method investment in Tremont Mortgage Trust	(12,002)	—	—
Acquisitions	—	(2,479)	—
Proceeds from sale of shares	—	—	2,369
Proceeds from disposal of assets	—	—	1,335
Dividends received from investment in REITs	—	—	1,237
Purchase of investment in RMR LLC	—	—	(46,386)
Net cash used in investing activities	(12,829)	(3,549)	(42,849)
Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(50,921)	(46,662)	—
Distributions to common shareholders	(16,089)	(17,209)	—
Repurchase of common shares	(358)	(91)	—
Payments under tax receivable agreement	(2,931)	(905)	—
Proceeds from issuance of common shares	—	—	57,906
Members distribution	—	—	(224,336)
Net cash used in financing activities	(70,299)	(64,867)	(166,430)
Effect of exchange rate fluctuations on cash and cash equivalents	(1)	23	(35)
Increase (decrease) in cash and cash equivalents	42,807	31,336	(107,234)
Cash and cash equivalents at beginning of year	65,833	34,497	141,731
Cash and cash equivalents at end of year	$108,640	$65,833	$34,497
Supplemental cash flow information:
Income taxes paid	$27,765	$25,811	$217
Supplemental schedule of non-cash activities:
Fair value of share based payments recorded	$5,761	$7,997	$5,931
Establishment of deferred taxes, net of amounts payable under tax receivable agreement	$—	$—	$14,407
Non-cash equity activity	$—	$—	$60,343
Establishment of other asset	$—	$—	$193,806
Proceeds from the issuance of common shares received in Managed Equity REIT shares	$—	$—	$121,378
Purchase of investment in RMR LLC in Managed REIT shares	$—	$—	$(121,378)
See accompanying notes.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 1. Organization
     The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary The RMR Group LLC, or RMR LLC. RMR Inc. is a Maryland corporation and RMR LLC is a Maryland limited liability company. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. RMR Inc. was incorporated in Maryland on May 28, 2015 in contemplation of the June 5, 2015 transaction described in Note 6, Related Person Transactions, or the Up-C Transaction. Prior to the Up-C Transaction, RMR Inc. had not engaged in any business or other activities, except in connection with its incorporation. In these financial statements, unless otherwise indicated, “we” us” and “our” refer to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC.
The Up-C Transaction and preceding reorganization transactions resulted in a change in the reporting entity for periods prior to June 5, 2015 due to the contribution to RMR LLC of operating entities under common control as described in Note 6, Related Person Transactions. These operating entities were then wholly owned by ABP Trust (formerly known as Reit Management & Research Trust), historically a Massachusetts business trust, and as of January 20, 2016, a Maryland statutory trust, or by Barry M. Portnoy and Adam D. Portnoy, our Founders, who are the beneficial owners of ABP Trust. ABP Trust and its beneficial owners are referred to herein collectively as the Members. The operating entities include RMR Advisors LLC, a Maryland limited liability company which was formerly a Massachusetts corporation named RMR Advisors, Inc., or RMR Advisors, and RMR Intl LLC, a Maryland limited liability company, or RMR Intl. These transactions among entities under common control have been accounted for in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 805-50, Business Combinations, as if the operations of RMR Advisors and RMR Intl were consolidated as of the beginning of the earliest period presented in our consolidated financial statements and the ownership structure as of June 5, 2015 had been in existence throughout the periods covered by our consolidated financial statements. The contribution of RMR Advisors and RMR Intl increased net income and other comprehensive income by $245 and $440, respectively, in the period from October 1, 2014 to June 4, 2015.
As of September 30, 2017, RMR Inc. owns 15,164,066 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent 51.9% of the economic interest of RMR LLC as of September 30, 2017. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. ABP Trust owns 15,000,000 redeemable Class A Units, representing 48.1% of the economic interest of RMR LLC as of September 30, 2017, which is presented as a noncontrolling interest within the consolidated financial statements.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of September 30, 2017, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC manages: Government Properties Income Trust, or GOV, a publicly traded real estate investment trust, or REIT, that primarily owns properties that are majority leased to the U.S. government and state governments; Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotel and travel center properties; Select Income REIT, or SIR, a publicly traded REIT that primarily owns properties that are leased to single tenants, and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns healthcare, senior living and medical office buildings. Hereinafter, GOV, HPT, SIR and SNH are collectively referred to as the Managed Equity REITs. RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, convenience stores with retail gas stations and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust and its subsidiaries. During the periods presented until October 31, 2015, RMR LLC provided certain transition services to Equity Commonwealth, or EQC, a publicly traded REIT that primarily owns office properties.
RMR Advisors is the advisor to RMR Real Estate Income Fund, or RIF. RIF is a closed end investment company focused on investing in real estate securities, including REITs and other dividend paying securities, but excluding our Client Companies, as defined below.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

On August 5, 2016, we acquired certain assets of Tremont Realty Capital LLC, or the Tremont business, which principally originates and manages real estate debt and debt like financings and serves as adviser to a private fund created for an institutional investor and other separately managed accounts. As part of this transaction, Tremont Realty Advisors LLC, or Tremont Advisors, a wholly owned subsidiary of RMR LLC founded in 2016 and an investment advisor registered with the Securities and Exchange Commission, or SEC, was assigned the investment management contracts of the Tremont business. Tremont Advisors manages a private fund created for an institutional investor and other separately managed accounts that invest in commercial real estate debt, including secured mortgage debt, mezzanine financings and commercial real estate that may become owned by its clients. Effective September 18, 2017, Tremont Advisors also manages Tremont Mortgage Trust, or TRMT, a publicly traded mortgage real estate investment trust that was created to focus primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate.
RMR Intl is the owner of RMR Australia Asset Management Pty Ltd, or RMR Australia, a company founded in 2012 to manage properties owned by EQC located in Australia. RMR Australia continues to hold an Australian financial services license granted by the Australian Securities & Investments Commission but has ceased operations subsequent to the termination of its services to EQC as of October 31, 2015.
In these financial statements, we refer to the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC, ABP Trust and the clients of the Tremont business as our Client Companies. We refer to the Managed Equity REITs and TRMT collectively as the Managed REITs.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. All intercompany transactions and balances with or among the consolidated entities have been eliminated.
Equity Method Investments. On November 28, 2016, we were assigned the Tremont business's 0.5% general partnership interest in a private fund created for an institutional investor managed by the Tremont business. We account for this investment under the equity method of accounting and record our share of the investment's earnings or losses each period. As of September 30, 2017, our investment in the Tremont business had a carrying value of $206. Our percentage share of net losses from the Tremont business included in equity in earnings (losses) of investees in our consolidated statements of comprehensive income for the year ended September 30, 2017 was $160.
On September 18, 2017, TRMT completed an initial public offering of 2,500,000 common shares at $20.00 per share, or the TRMT IPO. Concurrently with the closing of the TRMT IPO, Tremont Advisors purchased 600,000 common shares of TRMT at $20.00 per share, pursuant to a private placement purchase agreement entered into by Tremont Advisors and TRMT on September 13, 2017. We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence, but not control TRMT's most significant activities. As of September 30, 2017, Tremont Advisors owned 600,100, or approximately 19.4%, of TRMT's common shares, with a carrying value of $11,956 and a market value, based on quoted market prices, of $10,022 ($16.70 per share). Our percentage share of net losses from our investment in TRMT included in equity in earnings (losses) in our consolidated statements of comprehensive income was $46.
Prior to the Up-C Transaction, we accounted for our investments in the Managed Equity REITs and RIF under the equity method of accounting. We elected to adopt the fair value measurement option in accordance with ASC 825-10, Financial Instruments Equity Method Investments, to record changes in the fair value of our holdings in the Managed Equity REITs and RIF as unrealized in our consolidated statements of comprehensive income. Dividends received in conjunction with these investments were recorded in our earnings as a component of interest and other income in our consolidated statements of comprehensive income for the period in which they were received.
Prior to the Up-C Transaction, we also accounted for our investment in AIC using the equity method of accounting. Under the equity method, our percentage share of net earnings or loss and other comprehensive income or loss from AIC was recorded in our consolidated statements of comprehensive income as equity in earnings (losses) of investees.
Prior to the Up-C Transaction, we distributed our investments in the Managed Equity REITs, RIF and AIC to ABP Trust at these investments' book values of $24,255, $651 and $6,931, respectively. This transfer, totaling $31,837 in the aggregate, was treated as a non-cash distribution to ABP Trust.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

We regularly evaluate our relationships and investments to determine if they constitute variable interests. A variable interest is an investment or interest that will absorb portions of an entity’s expected losses or receive portions of an entity’s expected returns. If we determine we have a variable interest in an entity, we evaluate whether such interest is in a variable interest entity, or VIE. Under the VIE model, we would be required to consolidate a VIE we manage if we are determined to be the primary beneficiary of the entity. We qualitatively assessed whether we must consolidate any of the entities we manage. Consideration of factors included, but was not limited to, our representation on the entity’s governing body, the size of our investment in each entity compared to the size of the entity and the size of other investors’ interests, the ability and rights to participate in policy making decisions and to replace the manager of those entities. Based on this assessment, we concluded that we are not required to consolidate any of our Client Companies. The relationships and investments related to entities in which we have a variable interest are summarized in Note 6, Related Person Transactions.
Available for Sale Securities. Prior to May 2015, we owned 90,135 shares of EQC with a historical cost of $2,354 that were accounted for as available for sale securities based on their quoted market price at the end of the reporting period. Realized gains and losses on sales of available for sale securities were based on the average cost method, adjusted for any other than temporary declines in fair value. Unrealized gains and losses were recorded as a component of other comprehensive income. We sold all of the EQC shares in May 2015 and realized a gain on sale of $15.
Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents.
Property and Equipment. Property and equipment are stated at cost. Depreciation of furniture and equipment is computed using the straight line method over estimated useful lives ranging from three to ten years. Depreciation for leasehold improvements is computed using the straight line method over the term of the lesser of their useful lives or related lease agreements. Depreciation expense related to property and equipment for the fiscal years ended September 30, 2017, 2016 and 2015, was $968, $1,105 and $1,155, respectively.
Capitalized Software Costs. We capitalize costs associated with the development and implementation of software created or obtained for internal use in accordance with ASC 340-50, Internal Use Software. Capitalized costs are depreciated using the straight line method over useful lives ranging between three and five years. Depreciation expense related to capitalized software costs for the fiscal years ended September 30, 2017, 2016 and 2015, were $447, $598 and $962, respectively.
Goodwill. Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We evaluate the recoverability of goodwill annually in the fourth quarter of each fiscal year, or more frequently, if events or changes in circumstances indicate that goodwill might be impaired. If our review indicates that the carrying amount of goodwill exceeds its fair value, we would reduce the carrying amount of goodwill to fair value. See Note 14, Acquisition Activity, for further information regarding goodwill.
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
Business Management and Incentive Fees—Managed Equity REITs
We earn annual base business management fees from the Managed Equity REITs pursuant to business management agreements equal to the lesser of:

•
the sum of (a) 0.5% of the historical cost of transferred real estate assets, if any, as defined in the applicable business management agreement, plus (b) 0.7% of the average invested capital (exclusive of the transferred real estate assets),

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

as defined in the applicable business management agreement, up to $250,000, plus (c) 0.5% of the average invested capital exceeding $250,000; and

•
the sum of (a) 0.7% of the average market capitalization, as defined in the applicable business management agreement, up to $250,000, plus (b) 0.5% of the average market capitalization exceeding $250,000.

The foregoing base business management fees are paid monthly in arrears, based on the lower of the Managed Equity REIT’s monthly average historical costs of assets under management and average market capitalization during the month. For purposes of these fees, a Managed Equity REIT's assets under management do not include shares it owns of another Client Company.
As part of the Up-C Transaction, RMR LLC and each of the Managed Equity REITs entered into amended and restated business management agreements and amended and restated property management agreements. Each of those amended and restated management agreements has a term that ends on December 31, 2037, and automatically extends on December 31st of each year so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension. Each of the Managed Equity REITs has the right to terminate each amended management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. We have the right to terminate the amended management agreements for good reason, as defined therein.
Under our amended management agreements with the Managed Equity REITs, if a Managed Equity REIT terminates one or both of our amended management agreements with that Managed Equity REIT for convenience, or if we terminate one or both of our amended management agreements with a Managed Equity REIT for good reason, the Managed Equity REIT is obligated to pay us a termination fee in an amount equal to the sum of the present values of the Managed Equity REIT’s monthly future fees, as defined therein, for the terminated management agreement(s) for the remaining term, assuming it had not been terminated. If a Managed Equity REIT terminates one or both of our amended management agreements for a performance reason, as defined therein, the Managed Equity REIT has agreed to pay to us the termination fee calculated as described above, but assuming a remaining term of 10 years. No termination fee is payable by a Managed Equity REIT if it terminates one or both of our amended management agreements for cause or as a result of a change of control of us, as defined in the applicable management agreement.
During the period from October 1, 2014 until June 5, 2015, the base business management fees were paid 90.0% in cash and 10.0% in the applicable Managed Equity REIT’s common shares, which were fully vested when issued. The number of the Managed Equity REIT’s common shares issued in payment of the base business management fees for each month equaled 10.0% of the total base management fees for the Managed Equity REIT for that month divided by the average daily closing price on The New York Stock Exchange, or NYSE, of its common shares during that month. The amended management agreements require that all of the management fees payable from the Managed Equity REITs to us after June 5, 2015 be paid in cash.
Under the business management agreements, we also may earn annual incentive business management fees from the Managed Equity REITs. The incentive business management fees are contingent performance based fees which are only recognized when earned at the end of each respective measurement period. The incentive fees are calculated for each Managed Equity REIT as 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share, as defined in the applicable business management agreement, exceeded the applicable benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, subject to caps on the values of the incentive fees. The measurement period for the annual incentive business management fee in respect of calendar year 2016 was the three year period that ended on December 31, 2016 and in respect of calendar year 2015 was the two year period that ended on December 31, 2015. The measurement period for the annual incentive fee in respect of the current calendar year and calendar years thereafter is the three year period ended on December 31 of the applicable calendar year. The management agreements require that any incentive fee payable by the Managed Equity REITs to us after June 5, 2015 be paid in cash.
We earned aggregate base business management fees for the fiscal years ended September 30, 2017, 2016 and 2015, of $113,377, $104,824 and $108,035, respectively, from the Managed Equity REITs then managed. For the fiscal year ended

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

September 30, 2015, $6,564 of business management fees were paid in common shares of those REITs. We earned aggregate incentive business management fees from the Managed Equity REITs for the fiscal years ended September 30, 2017, 2016 and 2015, of $52,407, $62,263 and zero, respectively. Incentive business management fees recognized as earned in the fiscal year ended September 30, 2017 and 2016, were earned in respect of the 2016 and 2015 calendar years, respectively.
Under the agreements entered into as part of the Up-C Transaction, ABP Trust was entitled to receive a pro rata share of any incentive business management fee earned for the 2015 calendar year, based on the number of days in 2015 to June 5, 2015, the effective date of the Up-C Transaction. Accordingly, $26,611 of the incentive business management fee earned for the fiscal year ended September 30, 2016 was allocated to ABP Trust. See Note 6, Related Person Transactions.
Business Management Fees—Managed Operators, ABP Trust and AIC
We earn business management fees from the Managed Operators and ABP Trust pursuant to business management agreements equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under U.S. generally accepted accounting principles, or GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. These fees are estimated and payable monthly in advance. We earn business management fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. We earned aggregate annual business management fees from the Managed Operators, ABP Trust and AIC for the fiscal years ended September 30, 2017, 2016 and 2015, of $26,255, $25,846 and $24,606, respectively.
Property Management Fees
We earned property management fees pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements for property management services equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional property management fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees for the fiscal years ended September 30, 2017, 2016 and 2015, of $34,823, $33,615 and $29,685, respectively.
Reimbursable Payroll Related and Other Costs
Pursuant to certain of our management agreements, the companies to which we provide management services pay or reimburse us for expenses incurred on their behalf. In accordance with ASC 605, Revenue Recognition, we present certain payroll related and other cost reimbursements we receive as revenue. A significant portion of these reimbursable payroll related and other costs arises from services we provide pursuant to our property management agreements that are charged or passed through to and were paid by tenants of our Client Companies. We realized reimbursable payroll related and other costs for the fiscal years ended September 30, 2017, 2016 and 2015, of $40,332, $37,660 and $28,230, respectively.
Our reimbursable payroll related and other costs include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our consolidated statements of comprehensive income over the requisite service period. We record an equal offsetting amount as compensation and benefits expense for all of our payroll and related cost revenues. We realized equity based compensation expense and related reimbursements for the fiscal years ended September 30, 2017, 2016 and 2015, of $5,761, $7,997 and $5,931, respectively.
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
Notes to Consolidated Financial Statements
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
Advisory Agreements, Management Agreement and Other Services to Advisory Clients
RMR Advisors is party to an investment advisory agreement with RIF. Pursuant to this agreement, RMR Advisors provides RIF with a continuous investment program, makes day to day investment decisions and generally manages the business affairs of RIF in accordance with its investment objectives and policies. RMR Advisors is compensated pursuant to this agreement at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF. RMR Advisors earned advisory services revenue for the fiscal years ended September 30, 2017, 2016 and 2015, of $2,451, $2,370 and $2,380, respectively.
Tremont Advisors is party to an investment advisory agreement with a private fund created for an institutional investor and, effective September 18, 2017, a management agreement with TRMT. Pursuant to each agreement, Tremont Advisors provides the private fund and TRMT with investment programs, makes day to day investment decisions and generally manages the business affairs of the private fund and TRMT in accordance with the private fund's and TRMT's investment objectives and policies.
Tremont Advisors is compensated pursuant to its agreement with the private fund at an annual rate of 1.35% of the weighted average outstanding balance of all strategic investments, as defined in the agreement, of the private fund. Strategic investments include any direct or indirect participating or non-participating debt investment in certain real estate. Tremont Advisors is also party to loan servicing agreements with its other separately managed account clients. Under such agreements, Tremont Advisors is compensated at an annual rate of 0.50% of the outstanding principal balance of the outstanding loans. In certain circumstances, Tremont Advisors is also entitled to performance fees based on exceeding certain performance targets. Performance fees are realized when a separately managed account client’s cumulative returns are in excess of the contractual preferred return. Tremont Advisors did not earn any performance fees for the period subsequent to our acquisition of the Tremont business in August 2016 through September 30, 2016, or for the fiscal year ended September 30, 2017.
Tremont Advisors is compensated pursuant to its management agreement with TRMT at an annual rate of 1.5% of TRMT's equity, as defined in the agreement. Tremont Advisors may also earn an incentive fee under the management agreement beginning in the fourth quarter of calendar year 2018 equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) TRMT’s core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) TRMT’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Advisors with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless TRMT’s core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from the date of the completion of the TRMT IPO) in the aggregate is greater than zero. The incentive fee may not be less than zero.
The initial term of the management agreement with TRMT ends on December 31, 2020, and the agreement will automatically renew for successive one year terms beginning January 1, 2021 and each January 1 thereafter, unless it is sooner terminated upon written notice delivered no later than 180 days prior to a renewal date by the affirmative vote of at least two-thirds (2/3) of the independent trustees of TRMT based upon a determination that (a) Tremont Advisors’ performance is unsatisfactory and materially detrimental to TRMT or (b) the base management fee and incentive fee, taken as a whole, payable

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

to Tremont Advisors under the management agreement are not fair to TRMT (provided that in the instance of (b), Tremont Advisors will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). The management agreement may be terminated by Tremont Advisors before each annual renewal upon written notice delivered to the board of trustees of TRMT no later than 180 days prior to an annual renewal date.
In the event the management agreement is terminated by TRMT without a cause event or by Tremont Advisors for a material breach, TRMT will be required to pay Tremont Advisors a termination fee equal to (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to Tremont Advisors during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs within 24 months of its initial commencement, the base management fee and the incentive fee will be annualized for such two year period based on such fees earned by Tremont Advisors during such period, plus (b) an amount equal to the initial organizational costs related to TRMT’s formation and the costs of the TRMT IPO and the concurrent private placement paid by Tremont Advisors. No termination fee will be payable if the management agreement is terminated by TRMT for a cause event or by Tremont Advisors without TRMT’s material breach.

Tremont Advisors, and not TRMT, will be responsible for the costs of Tremont Advisors’ employees who provide services to TRMT, including the cost of Tremont Advisors’ personnel who originate TRMT’s loans, unless any such payment or reimbursement is specifically approved by a majority of the independent trustees of TRMT, is a shared services cost or relates to awards made under any equity compensation plan adopted by TRMT from time to time. TRMT is required to pay or to reimburse Tremont Advisors and its affiliates for all other costs and expenses of TRMT’s operations, including but not limited to, the costs of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to TRMT’s investments, investor relations expenses and other professional services, and other costs and expenses not specifically required under the management agreement to be borne by Tremont Advisors. Some of these overhead, professional and other services will be provided by RMR LLC pursuant to a shared services agreement between Tremont Advisors and RMR LLC. In addition, TRMT will also pay its pro rata costs of any combined directors and officers liability or other insurance programs arranged by RMR LLC for public companies managed by RMR LLC or its affiliates and TRMT’s pro rata portion of internal audit costs incurred by RMR LLC on behalf of TRMT and other public companies to which RMR LLC or its affiliates provides management services. The amount of the RMR LLC shared services costs which Tremont Advisors will pay and TRMT will reimburse to us occurs ratably throughout the year and is included in reimbursable payroll related and other costs on our consolidated statements of comprehensive income.

The Tremont business also acts as transaction originators for non-investment advisory clients for negotiated fees. For the fiscal years ended September 30, 2017 and 2016, the Tremont business earned between 0.50% and 2.0% of the aggregate principal amounts of any loans so originated.
Tremont Advisors earned management services revenue of $432 and $54 for the fiscal years ended September 30, 2017 and 2016, respectively, and advisory services revenue of $1,651 and $250 for the fiscal years ended September 30, 2017 and 2016, respectively.
Transaction and acquisition related costs. Transaction and acquisition related costs include costs related to completed and potential management services contracts, pre-launch costs, acquisitions and other transactions. Such costs include advisory, underwriting expenses, commissions paid to third-party broker dealers, legal, accounting, valuation, other professional or consulting and regulatory filing fees. Transaction and acquisition related costs are expensed as incurred.
Foreign Operations. The U.S. dollar is the functional currency of our U.S. operations. The functional currency of the subsidiary of RMR Intl that operated in Australia during the periods presented was the Australian dollar, as that was the principal currency in which the entity’s assets, liabilities, income and expenses were denominated. We translated that subsidiary’s financial statements into U.S. dollars when we combined that subsidiary’s financial statements with our U.S. operations. Generally, we translated assets and liabilities at the exchange rate in effect as of the balance sheet date. The accumulation of the resulting translation adjustments is included in cumulative other comprehensive income in our consolidated balance sheets. We translated income statement accounts using the average exchange rate for the period and for income statement accounts that include significant non-recurring transactions at the rate in effect as of the date of the transaction. We were subject to foreign currency risk due to potential fluctuations in exchange rates between Australian and U.S. currencies, as a change in the value of Australian currency compared to U.S. currency has an effect on our reported results of operations and

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

financial position. As of September 30, 2017, 2016 and 2015, cumulative foreign currency translation adjustment gains (losses) for the fiscal years then ended were $209, $208, and $189, respectively.
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
Concentration of Credit Risk. Financial instruments which potentially subject us to concentrations of credit risk are primarily cash accounts and amounts due from related parties. Historically, we have not experienced losses related to our cash accounts or to the credit of our Client Companies whose receivables are listed on our balance sheet as due from related parties.

Reclassifications. Reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation. For the fiscal years ended September 30, 2016 and 2015, we reclassified transaction and acquisition related costs from general and administrative expenses on our consolidated statements of comprehensive income. For the fiscal year ended September 30, 2016, we reclassified payments related to our tax receivable agreement from operating activities to financing activities on our consolidated statements of cash flows.

Note 3. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. The main provision of ASU No. 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risk and rewards transfer to the customer. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017. We do not expect the adoption of ASU No. 2014-09 to have a material impact on our consolidated financial statements as our revenue recognition, including variable consideration attributable to incentive fees, is expected to be unchanged.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will become effective for fiscal years beginning after December 15, 2019. We are continuing to assess this guidance, but we have not historically experienced credit losses from our Client Companies and do not expect the adoption of ASU No. 2016-13 to have a material impact on our consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note  4. Income Taxes
We are the sole managing member of RMR LLC. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. In June 2015, RMR Intl and RMR Advisors became wholly owned disregarded subsidiaries of RMR LLC. In August 2016, Tremont Advisors also became a wholly owned disregarded subsidiary of RMR LLC. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its wholly owned subsidiaries.
We had income (loss) before income taxes as follows:

	September 30,
	2017	2016	2015
United States	$136,971	$146,978	$82,377
Foreign	(51)	(44)	(108)
Total	$136,920	$146,934	$82,269
We had a provision (benefit) for income taxes which consists of the following:

	September 30,
	2017	2016	2015
Current:
Federal	$22,792	$19,332	$250
State	5,181	4,445	35

Deferred:
Federal	245	699	4,051
State	33	97	512
Total	$28,251	$24,573	$4,848
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	September 30,
	2017	2016	2015
Income taxes computed at the federal statutory rate	35.0%	35.0%	35.0%
Permanent items	—%	—%	0.1%
Net income attributable to noncontrolling interest	(16.9)%	(21.4)%	(29.9)%
State taxes, net of federal benefit	2.5%	3.1%	0.7%
Total	20.6%	16.7%	5.9%
For the periods prior to the Up-C Transaction, RMR LLC, RMR Advisors and RMR Intl were not eligible to file consolidated federal, state, or foreign income tax returns under existing tax law. Notwithstanding each separate tax filing requirement, the presentation for the periods prior to the Up-C Transaction represents the combined income tax expense for federal, state and foreign tax purposes.
For the periods prior to the Up-C Transaction, RMR LLC was a single member limited liability company, and it was generally disregarded for federal and most state income tax purposes. For the periods prior to the Up-C Transaction the sole member of RMR LLC was ABP Trust. ABP Trust elected to be treated as an S corporation for income tax purposes and is

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

generally not subject to federal and most state income taxes. RMR LLC and ABP Trust, however, are subject to certain state income taxes. In states where RMR LLC incurs income taxes, it may be subject to audit for tax years ending September 30, 2013 through its most recent filings. For the period October 1, 2014 to June 5, 2015, RMR LLC had a provision for income tax expense of $4.
For the periods prior to the Up-C Transaction, RMR Advisors elected to be treated as an S corporation for income tax purposes and was also generally not subject to federal and most state income taxes. RMR Advisors was, however, subject to certain state income taxes notwithstanding its S corporation status. RMR Advisors may be subject to audit for tax years ending September 30, 2013 through its most recent filings. For the period ended June 4, 2015, RMR Advisors had no provision for income tax expense.
For the periods prior to the Up-C Transaction, RMR Intl was a partnership for U.S. income tax purposes and was not subject to federal and state income tax. RMR Intl conducted business in Australia through a foreign entity that was subject to Australian income tax. RMR Intl, and its foreign subsidiary, may be subject to audit for tax years ending September 30, 2015 through its most recent filings. For the period ended June 4, 2015, RMR Intl had no provision for foreign income taxes because RMR Intl has certain offsetting tax losses related to contract termination fees and other business start-up costs. We have determined that it is likely that RMR Intl may not realize the benefit of its remaining deferred tax assets and, therefore, we maintain a full valuation allowance against our deferred tax assets related to RMR Intl.
As of September 30, 2017 and 2016, we had a net deferred tax asset of $45,541 and $45,819, respectively, which is primarily a result of the Up-C Transaction. For further information about the Up-C Transaction, please refer to Note 6, Related Person Transactions. The components of the deferred tax assets as of September 30, 2017 and 2016 are as follows:

	September 30,
	2017	2016
Deferred tax assets:
Other deferred costs	$206	$206
Outside basis difference	45,541	45,819
Total deferred tax assets	45,747	46,025
Valuation allowance	(206)	(206)
Total deferred tax assets	$45,541	$45,819
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of September 30, 2017, 2016 and 2015, we had no uncertain tax positions.

Note 5. Fair Value of Financial Instruments
As of September 30, 2017 and 2016, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from our Client Companies and accounts payable, accrued expenses and deposits, were not materially different from their carrying values due to the short term nature of these financial instruments.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Level 1 Estimates
The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of September 30, 2017 and 2016:

	September 30,
	2017	2016
Money market funds included in cash and cash equivalents	$104,700	$57,741
Current portion of due from related parties related to share based payment awards	4,910	4,977
Long term portion of due from related parties related to share based payment awards	7,551	7,754
Current portion of employer compensation liability related to share based payment awards included in accounts payable, accrued expenses and deposits	4,910	4,977
Long term portion of employer compensation liability related to share based payment awards	7,551	7,754
Level 3 Estimates

Contingent consideration liabilities are re-measured to fair value each reporting period using updated probabilities of payment. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Increases or decreases in probabilities of payment may result in significant changes in the fair value measurements.

In August 2016, we acquired the Tremont business for total cash consideration of $2,466, plus contingent consideration of up to an additional $1,270 over a two year period following the acquisition date based on a portion of the payments that we receive from a specified part of the historical Tremont business. The contingent consideration is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. The fair value of the contingent consideration as of September 30, 2017 and 2016 was $591 and $1,257, respectively, and is included in accounts payable, accrued expenses and deposits on our consolidated balance sheets.

Note 6. Related Person Transactions
Our Founders are the beneficial owners of ABP Trust, which for the periods prior to June 5, 2015 was the sole owner of RMR LLC. ABP Trust owns all of RMR Inc.’s outstanding Class B-1 and Class B-2 Common Shares, 90,564 Class A Common Shares and 15,000,000 Class A Units of RMR LLC. In addition to their beneficial ownership of the shares of RMR Inc. and units of RMR LLC owned by ABP Trust, Adam Portnoy and Barry Portnoy owned, as of September 30, 2017, 30,938 and 40,883 Class A Common Shares, respectively. Our Founders are directors and officers of RMR Inc. and officers of RMR LLC. For the periods prior to June 5, 2015, our Founders also were the owners of RMR Advisors and RMR Intl. For the periods presented, our Founders are directors of AIC and the owners and directors of Sonesta. Since we distributed our interest in AIC to ABP Trust in anticipation of the Up-C Transaction, ABP Trust has owned 14.3% of AIC. Barry M. Portnoy and Gerard M. Martin, who served as a director of RMR LLC prior to the Up-C Transaction, are managing directors of Five Star. Barry Portnoy and Thomas O'Brien, who is also one of our executive officers, are managing directors of TA. Adam Portnoy and Barry Portnoy are also managing trustees of each of the Managed REITs.
The Managed Equity REITs and AIC have no employees. RMR LLC provides or arranges for all of the personnel, overhead and services required for the operation of the Managed Equity REITs and AIC pursuant to management agreements with them. All of the officers of the Managed Equity REITs and AIC are officers or employees of RMR LLC. TRMT has no employees. All of the officers, overhead and required office space of TRMT are provided or arranged by Tremont Advisors, and all of TRMT’s officers also serve as officers of Tremont Advisors and/or of RMR LLC. RIF has no employees and no office separate from RMR Advisors. All of the officers, overhead and required office space of RIF are provided or arranged by RMR Advisors and all of RIF's officers also serve as officers of RMR Advisors and/or of RMR LLC. Some of our executive officers are also directors or trustees of certain of our Client Companies and executive officers of the Managed Operators. David J. Hegarty, who served as a director of RMR LLC prior to the Up-C Transaction, is the president and chief operating officer of SNH.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Revenues from Related Parties. For the fiscal years ended September 30, 2017, 2016 and 2015, we recognized revenues from related parties as set forth in the following table:

	Fiscal Year Ended September 30,
	2017		2016		2015
	$	%	$	%	$	%
Managed Equity REITs:
GOV	$35,378	13.0%	$31,919	12.0%	$28,981	15.0%
HPT	95,198	35.0%	101,715	38.1%	40,887	21.2%
SIR	44,746	16.5%	42,540	15.9%	32,260	16.7%
SNH (1)	60,926	22.4%	58,401	21.9%	53,213	27.6%
	236,248	86.9%	234,575	87.9%	155,341	80.5%

Managed Operators:
Five Star	9,624	3.5%	9,406	3.5%	9,169	4.7%
Sonesta	2,341	0.9%	2,020	0.8%	1,848	1.0%
TA	14,772	5.4%	14,936	5.6%	14,286	7.4%
	26,737	9.8%	26,362	9.9%	25,303	13.1%

Other:
AIC	240	0.1%	240	0.1%	247	0.1%
RIF	2,451	0.9%	2,370	0.9%	2,380	1.2%
ABP Trust	3,916	1.5%	3,031	1.1%	3,385	1.8%
TRMT	85	—%	—	—%	—	—%
	6,692	2.5%	5,641	2.1%	6,012	3.1%
Total revenues from related parties	269,677	99.2%	266,578	99.9%	186,656	96.7%
Other unrelated parties	2,051	0.8%	362	0.1%	6,280	3.3%
	$271,728	100.0%	$266,940	100.0%	$192,936	100.0%

(1)
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

On December 31, 2016, RMR LLC earned a $52,407 incentive business management fee pursuant to our business management agreement with HPT. HPT paid this incentive fee to us in January 2017.
On December 31, 2015, RMR LLC earned a $62,263 incentive business management fee pursuant to our business management agreement with HPT. Pursuant to the RMR LLC Operating Agreement, ABP Trust was entitled to receive a pro rata share of any incentive business management fee earned by RMR LLC for the 2015 calendar year based on the number of days in 2015 to June 5, 2015, the effective date of the Up-C Transaction. In January 2016, HPT paid RMR LLC this $62,263 incentive fee and RMR LLC paid ABP Trust $26,611.
For additional information regarding our management or advisory agreements with these related parties, please see Note 2, Summary of Significant Accounting Policies.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Investments in Managed Equity REITs and RIF
Prior to June 5, 2015, we were paid a part of our base business management fees from the Managed Equity REITs in common shares of the respective REIT. After June 5, 2015, our base business management fees from the Managed Equity REITs were paid entirely in cash. During the fiscal year ended September 30, 2015, we received shares for such fees as follows:

	During the Fiscal Year Ended September 30, 2015
	No. of
REIT	Shares	Value
GOV	30,276	$692
HPT	84,810	2,605
SIR	39,927	982
SNH	103,265	2,285
		$6,564
Cash dividends that we received on the shares of the Managed Equity REITs which we owned during the period presented totaled $1,237 for the fiscal year ended September 30, 2015, and are reported as interest and other income in our consolidated statements of comprehensive income. All of the shares of the Managed Equity REITs owned by RMR LLC were distributed by RMR LLC to ABP Trust prior to the Up-C Transaction and, accordingly, we did not own shares of the Managed Equity REITs during the fiscal years ended September 30, 2016 and 2017.
We also historically owned shares of RIF, for which our quarterly dividend distributions were reinvested in purchasing additional RIF shares. For the fiscal year ended September 30, 2015, we purchased 1,068 shares for $22 pursuant to this dividend reinvestment program. All of the shares of RIF owned by RMR LLC were distributed by RMR LLC to ABP Trust prior to the Up-C Transaction and, accordingly, we did not own shares of RIF during the fiscal years ended September 30, 2016 and 2017.
TRMT Initial Public Offering
On September 18, 2017, TRMT, then a 100% owned subsidiary of Tremont Advisors, completed the TRMT IPO. Tremont Advisors entered into a management agreement with TRMT, dated September 18, 2017, pursuant to which Tremont Advisors provides certain services to TRMT. Tremont Advisors agreed to pay 100% of the initial organizational costs related to TRMT’s formation and the costs of the TRMT IPO, which costs totaled approximately $6,573 and are included in transaction and acquisition related costs in our consolidated statements of comprehensive income. Concurrently with the closing of the TRMT IPO, Tremont Advisors purchased 600,000 common shares of TRMT at $20.00 per share, the initial public offering price in the TRMT IPO, pursuant to a private placement purchase agreement entered into by Tremont Advisors and TRMT on September 13, 2017. This private placement purchase agreement also provides Tremont Advisors with demand and "piggyback" registration rights, subject to certain limitations, covering the common shares of TRMT owned by Tremont Advisors. As of September 30, 2017, Tremont Advisors owned 600,100 (including 100 common shares issued to Tremont Advisors in connection with TRMTs formation in June 2017), or approximately 19.4%, of TRMT’s common shares. For additional information regarding our management agreement with TRMT, please see Note 2, Summary of Significant Accounting Policies.
RIF Rights Offering
In September 2017, RIF completed a pro rata offering of transferable rights to holders of RIF common shares, which rights entitled the holders thereof to subscribe for up to 2,550,502 RIF common shares, in aggregate, at a subscription price equal to $17.74 per RIF common share. RMR Advisors agreed to pay all expenses of this rights offering, which expenses totaled approximately $2,277. ABP Trust is a shareholder of RIF and purchased 19,642 RIF common shares in this rights offering. In addition to the RIF common shares purchased by ABP Trust in the rights offering, Adam Portnoy and Barry Portnoy, who are also shareholders of RIF, purchased 54,524 and 282,297 RIF common shares in this rights offering, respectively.
Investment in AIC
AIC was formed in 2008 and provides a combined property insurance program for companies that we manage. The Managed Equity REITs, Five Star, TA and ABP Trust each own 14.3% of AIC. RMR LLC, which previously owned 14.3% of AIC, distributed its ownership of AIC to ABP Trust prior to the Up-C Transaction. For the fiscal year ended September 30,

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

2015, the earnings of AIC attributable to us were $115. We recognized unrealized gains of $35 related to investments in available for sale securities owned by AIC in the fiscal year ended September 30, 2015.
Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates listed:

	As of September 30,
	2017	2016
Managed Equity REITs:
GOV	$6,369	$6,165
HPT	7,968	7,800
SIR	7,351	7,190
SNH	9,550	9,733
	31,238	30,888

Managed Operators:
Five Star	305	291
Sonesta	1	5
TA	444	711
	750	1,007

Other Client Companies:
AIC	22	21
RIF	36	17
ABP Trust	551	683
TRMT	115	—
	724	721
	$32,712	$32,616
Leases
As of September 30, 2017, we leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices under various lease agreements. During the fiscal years ended September 30, 2017, 2016 and 2015, we incurred rental expense under related party leases aggregating $4,184, $4,213 and $4,120, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

The Up-C Transaction.
On June 5, 2015, we were a party to a transaction with ABP Trust and the Managed Equity REITs, or the Up-C Transaction, completed pursuant to transaction agreements that we, RMR LLC and ABP Trust entered into with each Managed Equity REIT.
In anticipation of the Up-C Transaction, RMR LLC and its members transferred certain assets and made certain adjustments to their businesses as follows: (i) our Founders contributed their 100.0% ownership of RMR Advisors and RMR Intl to ABP Trust, and ABP Trust contributed these ownership interests to RMR LLC; (ii) all of the shares of the Managed Equity REITs, RIF and AIC owned by RMR LLC were distributed by RMR LLC to ABP Trust; (iii) certain cash and cash equivalents, including cash that had been paid or contributed to RMR LLC by ABP Trust in 2014, were distributed to ABP Trust; (iv) RMR LLC entered into a new business management agreement and an amended property management agreement with ABP Trust and an amended business management agreement with Sonesta; (v) in connection with these new and amended management agreements, certain employees of RMR LLC and personal property (including property used by the transferred employees) which RMR LLC determined would not be required for its continuing business were transferred to ABP Trust and sold to Sonesta for proceeds of $1,335; and (vi) all intercompany advances between ABP Trust and RMR LLC were settled in cash in advance of the Up-C Transaction.
In the Up-C Transaction: (a) ABP Trust contributed $11,520 in cash to RMR Inc. which RMR Inc. subsequently contributed to RMR LLC; (b) GOV contributed 700,000 of its common shares and $3,917 in cash to RMR Inc., HPT contributed 1,490,000 of its common shares and $12,622 in cash to RMR Inc., SIR contributed 880,000 of its common shares and $15,880 in cash to RMR Inc. and SNH contributed 2,345,000 of its common shares and $13,967 in cash to RMR Inc.; (c) RMR Inc. issued 1,000,000 Class B-1 Common Shares and 15,000,000 Class B-2 Common Shares to ABP Trust; (d) RMR Inc. issued 1,541,201 Class A Common Shares to GOV, 5,019,121 Class A Common Shares to HPT, 3,166,891 Class A Common Shares to SIR and 5,272,787 Class A Common Shares to SNH; (e) ABP Trust delivered to RMR Inc. 15,000,000 of the 30,000,000 Class A Units of RMR LLC it then owned; and (f) RMR Inc. delivered to ABP Trust the shares and cash which had been contributed to RMR Inc. by the Managed Equity REITs. Pursuant to the transaction agreements, the Managed Equity REITs agreed to distribute approximately half of our Class A Common Shares they acquired in the Up-C Transaction to their respective shareholders as a special distribution, and we agreed to facilitate this distribution by filing a registration statement with the SEC to register those Class A Common Shares to be distributed and by seeking a listing of those shares on a national stock exchange. During the period June 5 to September 30, 2015, RMR LLC incurred $5,454 of expenses related to the Up-C Transaction.
As part of the Up-C Transaction and concurrently with entering into the transaction agreements, on June 5, 2015, the following additional agreements were entered into:

•
Amended and Restated Managed Equity REIT Management Agreements. RMR LLC and each of the Managed Equity REITs entered into an amended and restated business management agreement and an amended and restated property management agreement, which amended and restated their preexisting business and property management agreements and extended them for renewing 20 year terms.

•
ABP Trust Registration Rights Agreement. RMR Inc. entered into a registration rights agreement with ABP Trust pursuant to which ABP Trust received demand and piggyback registration rights, subject to certain limitations, covering the Class A Common Shares, including the shares received on conversion of Class B-1 Common Shares or redemption of the paired Class B-2 Common Shares and Class A Units of RMR LLC.

•
Managed Equity REITs Registration Rights Agreements. RMR Inc. entered into a registration rights agreement with each Managed Equity REIT covering the Class A Common Shares that it received in the Up-C Transaction, pursuant to which the Managed Equity REIT received demand and piggyback registration rights, subject to certain limitations.

•
Founders Registration Rights and Lock-Up Agreements. Our Founders and ABP Trust entered into a Registration Rights and Lock-Up Agreement with each Managed Equity REIT with respect to each Managed Equity REITs' common shares pursuant to which ABP Trust and our Founders each agreed not to transfer the Managed Equity REITs' common shares acquired in the Up-C Transaction for a period of ten years, subject to certain exceptions, and ABP Trust and our Founders received demand and piggyback registration rights from the Managed Equity REITs, subject to certain limitations.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

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

As a result of the Up-C Transaction, RMR LLC became a subsidiary of RMR Inc., RMR Inc. became the Managing Member of RMR LLC and each Managed Equity REIT became the owner of more than 5.0% of the outstanding Class A Common Shares of RMR Inc.
In the Up-C Transaction, the Managed Equity REITs contributed cash and shares of the Managed Equity REITs with a combined value of $167,764 to RMR Inc. For accounting purposes, these common shares were valued at NYSE trading closing price of these shares on the date of the Up-C Transaction, or $121,378. In addition, for purposes of GAAP, we concluded that the consideration received from the Managed Equity REITs for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares. As a result, we recorded $193,806 in other assets under ASC 605-50, Consideration Given to a Customer. The consideration received from the Managed Equity REITs was allocated to the 15,000,000 Class A Common Shares and the 20 year management agreements under the relative selling price method in accordance with ASC 605-25, Multiple Element Arrangements, using our best estimate of selling price for each of the deliverables. The other assets of $193,806 is being amortized against revenue recognized related to the management agreements with the Managed Equity REITs using the straight line method through the period ended December 31, 2035. For the fiscal years ended September 30, 2017, 2016 and 2015, we reduced revenue $9,416, $9,416 and $2,999, respectively, related to the amortization of these other assets. As of September 30, 2017, the remaining amount of these other assets to be amortized was $171,975.
We recorded the estimated tax benefits related to the increase in tax basis and imputed interest as a result of the purchase of the 15,000,000 Class A Units of RMR LLC described above as a deferred tax asset in the consolidated financial statements. The Tax Receivable Agreement resulted in an aggregate $65,834 of amounts payable. The amounts we recorded for our obligations under the Tax Receivable Agreement related to the purchase of the 15,000,000 Class A Units are estimates. Future redemptions of RMR LLC’s Class A Units, if and when they occur, will be accounted for in a similar manner. The term of the Tax Receivable Agreement commenced on June 5, 2015 and will continue until all such tax benefits have been utilized or expired, unless the Tax Receivable Agreement is terminated upon a change of control or upon certain breaches of the agreement that we fail to cure in accordance with the terms of the agreement. During the fiscal years ended September 30, 2017 and 2016, we paid $2,931 and $905, respectively, to ABP Trust pursuant to the Tax Receivable Agreement. As of September 30, 2017, our consolidated balance sheet reflects a liability related to the tax receivable agreement of $61,998, including $2,935 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2018.
Under the RMR LLC Operating Agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the assumed tax liabilities of its members. For the fiscal year ended September 30, 2017 and 2016, pursuant to the RMR LLC Operating Agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $74,447 and $63,095, respectively, of which $38,526 and $32,562, respectively, was distributed to us and $35,921 and $30,533, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions for payment of certain U.S. federal and state income tax liabilities. We also used and expect to use funds from these distributions to pay our obligations under the Tax Receivable Agreement.
Distribution and Ownership of Our Class A Shares
On December 14, 2015, each of GOV, HPT, SIR and SNH completed the pro rata distribution to holders of record of its common shares on November 27, 2015, of 768,032, 2,515,344, 1,580,055 and 2,635,379 Class A Common Shares, respectively. As a shareholder of SIR, GOV received 441,056 Class A Common Shares in this distribution. As a shareholder of each of the Managed Equity REITs, ABP Trust received 90,564 Class A Common Shares in this distribution. In addition to their beneficial ownership of the Class A Common Shares received by ABP Trust in this distribution, Adam Portnoy and Barry Portnoy also received 9,938 and 19,283 Class A Common Shares, respectively, in this distribution. As of September 30, 2017, GOV, HPT, SIR and SNH owned 1,214,225, 2,503,777, 1,586,836 and 2,637,408 Class A Common Shares, respectively, and our Managing

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Directors beneficially owned, in aggregate, 1.8% of GOV’s outstanding common shares, 1.4% of HPT’s outstanding common shares, 1.9% of SIR’s outstanding common shares and 1.3% of SNH’s outstanding common shares.
Tender Offer for Shares of Five Star by Certain Related Persons
On November 11, 2016, a subsidiary of ABP Trust, ABP Acquisition LLC, purchased 17,999,999 shares of Five Star common stock at $3.00 per share pursuant to a public tender offer. Following this purchase, our Founders, ABP Trust and ABP Acquisition LLC collectively owned 18,339,621 shares of Five Star common stock, or approximately 36.8% of Five Star’s then outstanding common stock; as of September 30, 2017, they collectively owned 18,367,121 shares of Five Star common stock, or approximately 36.7% of Five Star’s then outstanding common stock.
In connection with ABP Acquisition LLC’s purchase of the Five Star common stock, ABP Trust, ABP Acquisition LLC and our Founders also entered into a consent, standstill, registration rights and lock-up agreement with Five Star pursuant to which ABP Trust, ABP Acquisition LLC and our Founders each agreed not to transfer, except for certain permitted transfers as provided therein, any shares of Five Star common stock acquired after October 2, 2016, including shares acquired in the tender offer but not including shares issued to Barry Portnoy or Adam Portnoy under a Five Star equity compensation plan, for a lock-up period of up to ten years. They also each agreed, for a period of ten years, not to engage, and to cause their controlled affiliates (a term which includes us and our subsidiaries) not to engage, in certain activities involving Five Star without the approval of the Five Star board of directors, including not to make or seek to effect any tender or exchange offer, merger or other business combination, or extraordinary transaction involving Five Star or a sale of all or a substantial portion of Five Star’s consolidated assets or solicit proxies to vote any voting securities of Five Star or encourage others to take any of the restricted activities. This consent, standstill, registration rights and lock-up agreement also provides ABP Trust, ABP Acquisition LLC and our Founders with certain demand and "piggyback" registration rights with respect to certain shares of Five Star common stock, at any time after the lock-up period described above, subject to specified terms and conditions.
Other
The Managed REITs and Managed Operators award grants of common shares directly to certain of our officers and employees in connection with the provision of services to those companies. For a description of the accounting implications to us of these share awards, please see Note 2, Summary of Significant Accounting Policies.
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
We participate in a combined directors’ and officers’ liability insurance policy for primary coverage, including errors and omissions coverage, with companies to which we provide management services. We paid premiums of $184, $176 and $152 for this coverage for the policy years ending September 30, 2017, 2016 and 2015, respectively. We paid a premium of $111 for this coverage for the policy year ending September 30, 2018. In September 2017, we participated in a one year extension of this combined directors’ and officers’ insurance policy through September 2019. Our premium for this policy extension was approximately $105.
For the period October 1, 2013 through June 5, 2015, amounts were periodically advanced and repaid between ABP Trust and its then 100.0% owned subsidiary RMR LLC. These advances were due on demand without interest. Since June 5, 2015, no advances have been made or were outstanding between ABP Trust and RMR LLC. During the period October 1, 2013 through June 5, 2015, our Founders periodically made loans for working capital to RMR LLC, which loans were due on demand and accrued interest at the minimum monthly adjustable federal rate required for tax reporting. Since June 5, 2015, no such loans have been made by our Founders to RMR LLC or were outstanding.
In June 2017, we became aware that we had been a victim of a criminal fraud that law enforcement authorities refer to as business email compromise fraud. This fraud involved a person pretending to be the representative of the seller in a property acquisition transaction for one of our Managed Equity REITs. The impostor provided fraudulent wire instructions to one of our senior employees. As a result, funds were sent by wire transfer to an account that was believed to be, but in fact was not, the seller’s account, which resulted in our incurring a loss of $590, as well as additional expenses of $184 in connection with this matter for the fiscal year ended September 30, 2017. We recorded these amounts in general and administrative expense in our

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

consolidated statements of comprehensive income. The affected Managed Equity REIT did not incur any loss in connection with this matter.
Thomas M. O’Brien has resigned from his position as an Executive Vice President and employee of RMR LLC and as president and chief executive officer and a managing director of TA effective December 31, 2017. In connection with Mr. O’Brien’s planned retirement, on November 29, 2017, RMR LLC and TA entered into a retirement agreement with Mr. O’Brien. Under Mr. O’Brien’s retirement agreement, consistent with past practice, RMR LLC will continue to pay Mr. O’Brien his current annual base salary of $75 through December 31, 2017 and a cash bonus in respect of 2017 in the amount of $515 (less amounts previously paid) in December 2017. Pursuant to his retirement agreement, Mr. O’Brien granted to TA or its nominee a first right of refusal in the event he determines to sell any of his shares of TA, pursuant to which TA may elect during a specified period to purchase those shares at the average closing price per share for the ten trading days preceding the date of his written notice to TA of his intent to sell. In the event that TA declines to exercise its purchase right, RMR LLC may elect to purchase such shares at the price offered to TA. Mr. O’Brien also agreed that, as long as he owns shares in us, he will vote those shares at shareholders’ meetings in favor of nominees for director or trustee, as applicable, and proposals recommended by our Board of Directors. Mr. O’Brien made similar agreements regarding the voting of shares he owns of each Managed Equity REIT, TA and FVE for the benefit of those companies, respectively. Mr. O’Brien’s retirement agreement contains other terms and conditions, including cooperation, confidentiality, non-solicitation, non-competition and other covenants, and a waiver and release. Mr. O’Brien’s retirement agreement also contains certain terms relating to his service as president and chief executive officer of TA and compensation payable to him by TA.
Relationships Between Client Companies
Several of our Client Companies have historical and ongoing material relationships with other Client Companies. As of September 30, 2017, HPT owned 8.6% of the outstanding common shares of TA, SNH owned 8.5% of the outstanding common stock of Five Star and GOV owned 27.8% of the outstanding common shares of SIR. Each of ABP Trust, the Managed Equity REITs, Five Star and TA owns 14.3% of AIC. HPT is TA’s principal landlord and TA is HPT’s largest tenant, operating travel center locations owned by HPT pursuant to long term leases. SNH is Five Star’s principal landlord and Five Star is SNH’s largest tenant and manager of senior living communities, operating senior living communities owned by SNH pursuant to long term agreements. Sonesta manages a number of HPT’s hotels pursuant to long term management agreements. Several of the independent trustees and independent directors of our publicly owned Client Companies also serve as independent trustees or independent directors of other publicly owned Client Companies, and our Managing Directors and the independent trustees and independent directors of the Managed REITs, FVE and TA serve on the board of directors of AIC.

Note  7. Shareholders’ Equity
Common Shares
RMR Inc.’s authorized capital stock consists of 31,600,000 shares of Class A Common Shares, 1,000,000 Class B-1 Common Shares and 15,000,000 Class B-2 Common Shares.
Class A Common Shares—In the Up-C Transaction, the Managed Equity REITs contributed cash and equity interests in the Managed Equity REITs with a combined fair value of $167,764 and received 15,000,000 shares of RMR Inc.’s Class A Common Shares. We recorded an increase of $15 to the par value of Class A Common Shares and $361,570 to additional paid in capital. The increase in the par value and additional paid in capital represents the combination of the cash, the fair value of the Managed Equity REITs’ shares and the additional consideration received from the Managed Equity REITs as described in Note 6, Related Person Transactions. Class A Common Shares entitle holders to one vote for each share held of record on all matters submitted to a vote of shareholders. An additional 600,000 Class A Common Shares were authorized and reserved for issuance under our 2016 Omnibus Equity Plan, or the 2016 Plan.
Class B-1 Common Shares—In the Up-C Transaction, ABP Trust contributed $11,520 in cash to RMR Inc. and RMR Inc. issued 1,000,000 Class B-1 Common Shares to ABP Trust. We recorded an increase of $1 to the par value of Class B-1 Common Shares and $11,519 to additional paid in capital. Class B-1 Common Shares entitle holders to ten votes for each share on all matters submitted to a vote of shareholders. Each Class B-1 Common Share may, at the option of its holder, be converted into a Class A Common Share, on a one for one basis.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Class B-2 Common Shares—In the Up-C Transaction, we issued 15,000,000 Class B-2 Common Shares to ABP Trust, which are paired with the 15,000,000 RMR LLC Class A Units owned by ABP Trust and have no independent economic interest in RMR Inc. We paid $167,764 to ABP Trust in exchange for 15,000,000 Class A Units of RMR LLC and recognized a deemed distribution of $165,796 as a result of recording the 15,000,000 RMR LLC Class A Units at ABP Trust’s carrying value because this transaction was considered to be between entities under common control. The deemed distribution represents the consideration of $167,764, the issuance of the Class B-2 Common Shares ($15 of par value) less the historical basis of $1,983 in the portion of RMR LLC sold to RMR Inc. Class B-2 Common Shares are entitled to ten votes for each share on all matters submitted to a vote of shareholders. The Class A Units may, at the option of the holder, be redeemed for Class A Common Shares on a one to one basis, and upon such redemption our Class B-2 Common Shares that are paired with the Class A Units are automatically cancelled. RMR Inc. has the option to settle the redemption in cash. Holders of our Class A Common Shares, Class B-1 Common Shares and Class B-2 Common Shares vote together as a single class on all matters submitted to a vote of our common shareholders except as required by law and except for amendments to our charter that materially and adversely affect a single class of common shares, in which case, the affected class of shares shall have the right to vote separately on such amendments.
Issuances
On March 29, 2017, under the 2016 Plan, we granted 2,500 of our Class A Common Shares valued at $48.20 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Managing Directors and Independent Directors as part of their annual compensation. In connection with the grant of Class A Common Shares to our Managing Directors and Independent Directors, RMR LLC concurrently issued 12,500 Class A Units to RMR Inc., consistent with the terms of the RMR LLC operating agreement.
On September 14, 2017, under the 2016 Plan, we granted an aggregate of 76,100 of our Class A Common Shares valued at $51.05 per share, the closing price of our Class A Common Shares on Nasdaq on that day, to our Managing Directors, in their capacities as our officers and employees, and to certain of our other officers and employees. In connection with the grant of Class A Common Shares to our Managing Directors and our other officers and employees, RMR LLC concurrently issued 76,100 Class A Units to RMR Inc., consistent with the terms of the RMR LLC operating agreement.
On March 9, 2016, under the 2016 Plan, we granted 2,500 of our Class A Common Shares valued at $23.27 per share, the closing price of our Class A Common Shares on Nasdaq on that day, to each of our then three Independent Directors as part of their annual compensation. In connection with the grant of Class A Common Shares to our Independent Directors, RMR LLC concurrently issued 7,500 Class A Units to RMR Inc., consistent with the terms of the RMR LLC operating agreement.
On September 15, 2016, under the 2016 Plan, we granted 2,500 of our Class A Common Shares valued at $37.84 per share, the closing price of our Class A Common Shares on Nasdaq on that day, to each of our Managing Directors, in their capacities as Managing Directors, as part of their annual compensation. On that same day, we also granted an aggregate of 72,200 of our Class A Common Shares valued at $37.84 per share, the closing price of our Class A Common Shares on Nasdaq on that day, to our Managing Directors, in their capacities as our officers and employees, and to certain of our other officers and employees. In connection with the grant of Class A Common Shares to our Managing Directors and our other officers and employees, RMR LLC concurrently issued 77,200 Class A Units to RMR Inc., consistent with the terms of the RMR LLC operating agreement.
The Class A Common Shares granted to our Independent Directors and Managing Directors, in their capacities as Managing Directors, vested immediately. The value of these shares is included in general and administrative expense in our consolidated statements of comprehensive income. The Class A Common Shares granted to our Managing Directors, in their capacities as our officers and employees, and to our officers and employees vest in five equal annual installments beginning on the date of the grant. The value of these shares is included in compensation and benefits in our consolidated statements of comprehensive income.
Repurchases
On March 29, 2017, we withheld and repurchased 375 of the Class A Common Shares awarded to one of our Independent Directors to fund that Independent Director's resulting minimum required tax withholding obligation. The aggregate value of the withheld and repurchased shares was $18, which is reflected as a decrease to shareholders' equity in our consolidated balance sheet. In connection with the acquisition of 375 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 375 Class A Units from RMR Inc.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

On June 30, 2017, we withheld and repurchased 47 of the Class A Common Shares awarded to one of our former employees in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares. The aggregate value of the withheld and repurchased shares was $2, which is reflected as a decrease to shareholders' equity in our consolidated balance sheet. In connection with the acquisition of 47 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 47 Class A Units from RMR Inc.
On September 19, 2017, we withheld and repurchased 6,544 of the Class A Common Shares awarded to certain of our officers and employees in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares. The aggregate value of the withheld and repurchased shares was $338, which is reflected as a decrease to shareholders' equity in our consolidated balance sheet. In connection with the acquisition of 6,544 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 6,544 Class A Units from RMR Inc.
On September 26, 2016, we withheld and repurchased 2,268 of the Class A Common Shares awarded to certain officers and employees in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares. The aggregate value of the withheld and repurchased shares was $91, which is reflected as a decrease to shareholders' equity in our consolidated balance sheet. In connection with the acquisition of 2,268 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 2,268 Class A Units from RMR Inc.
A summary of shares granted and vested (including shares withheld and repurchased) under the terms of the 2016 Plan for the fiscal years ended September 30, 2017 and 2016, is as follows:

	2017		2016
		Weighted		Weighted
	Number	Average	Number	Average
	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	57,760	$37.84	—	$—
Shares granted	88,600	$50.65	84,700	$36.55
Vested shares withheld and repurchased	(6,966)	$51.35	(2,268)	$40.25
Shares vested	(35,374)	$44.69	(24,672)	$33.41
Unvested shares, end of year	104,020	$45.57	57,760	$37.84
The 104,020 unvested shares as of September 30, 2017 are scheduled to vest as follows: 29,600 shares in 2018, 29,600 shares in 2019, 29,600 shares in 2020 and 15,220 in 2021. As of September 30, 2017, the estimated future compensation expense for the unvested shares was $4,740 based on the grant date fair value of these shares. The weighted average period over which this compensation expense will be recorded is approximately 28 months. During the fiscal years ended September 30, 2017 and 2016, we recorded general and administrative expenses of $603 and $364, respectively, and compensation and benefits expenses of $1,367 and $569, respectively, related to awards we made under the 2016 Plan. At September 30, 2017, 435,934 of our common shares remained available for issuance under the 2016 Plan.
Fiscal 2017 Distributions
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
(dollars in thousands, except per share amounts)

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
On August 17, 2017, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,024. This dividend was paid to our shareholders of record as of the close of business on July 24, 2017. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,774, of which $4,024 was distributed to us based on our then aggregate ownership of 16,094,510 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
On November 16, 2017, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,041. This dividend was paid to our shareholders of record as of October 23, 2017. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,791, of which $4,041 was distributed to us based on our then aggregate ownership of 16,164,066 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
Fiscal 2016 Distributions
On December 15, 2015, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.5260 per Class A Common Share and Class B-1 Common Share, or $8,416. This dividend was paid to our shareholders of record as of the close of business on November 25, 2015, which included the Managed Equity REITs and ABP Trust. The amount of this dividend was calculated as $0.25 per share per quarter pro rata for the period from June 5, 2015 to December 14, 2015. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.5260 per unit, or $16,306, of which $8,416 was distributed to us based on our then aggregate ownership of 16,000,000 membership units of RMR LLC and $7,890 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
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
Note 8. Per Common Share Amounts
Earnings per common share reflects net income attributable to RMR Inc. divided by our weighted average common shares outstanding. Basic and diluted weighted average common shares outstanding represents our outstanding Class A Common Shares and our Class B-1 Common Shares during the applicable periods. Our Class B-2 Common Shares, which are paired with ABP Trust’s Class A Units, have no independent economic interest in RMR Inc. and thus are not included as common shares outstanding for purposes of calculating our net income attributable to RMR Inc. per share.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Unvested Class A Common Shares granted to our employees are deemed participating securities for purposes of calculating earnings per common share, as they have dividend rights. We calculate earnings per share using the two-class method. Under the two-class method, we allocate earnings proportionately to vested Class A Common Shares and Class B-1 Common Shares outstanding and unvested Class A Common Shares outstanding for the period. Earnings attributable to unvested Class A Common Shares are excluded from earnings per share under the two-class method as reflected in our consolidated statements of comprehensive income.

The calculation of basic and diluted earnings per share is as follows:

	Fiscal Year Ended September 30,
	2017	2016	2015
Basic EPS
Numerator:
Net income attributable to RMR Inc.	$42,293	$37,240	$7,303
Income attributable to unvested participating securities	(158)	(6)	—
Net income attributable to RMR Inc. used in calculating basic EPS	$42,135	$37,234	$7,303
Denominator:
Weighted average common shares outstanding - basic	16,032	16,005	16,000
Net income attributable to RMR Inc. per common share - basic	$2.63	$2.33	$0.46

Diluted EPS
Numerator:
Net income attributable to RMR Inc.	$42,293	$37,240	$7,303
Income attributable to unvested participating securities	(158)	(6)	—
Net income attributable to RMR Inc. used in calculating diluted EPS	$42,135	$37,234	$7,303
Denominator:
Weighted average common shares outstanding - basic	16,032	16,005	16,000
Dilutive effect of incremental unvested shares	16	—	—
Weighted average common shares outstanding - diluted	16,048	16,005	16,000

Net income attributable to RMR Inc. per common share - diluted	$2.63	$2.33	$0.46
The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one for one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, our Class B-2 Common Shares “paired” with such unit is cancelled for no additional consideration. If all outstanding Class A Units that we do not own had been redeemed for our Class A Common Shares in the periods presented, our Class A Common Shares outstanding as of September 30, 2017 would have been 30,164,066. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note  9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the fiscal years ended September 30, 2017, 2016 and 2015, is calculated as follows:

	Fiscal Year Ended September 30,
	2017	2016	2015
Income before income tax expense and equity in earnings (losses) of investees	$137,126	$146,934	$82,154
Add: RMR Inc. franchise tax expense and interest income	635	589	147
Less: equity in earnings (losses) of investees	(206)	—	115
Less: incentive fee allocable to ABP Trust(1)	—	(26,611)	—
Less: net income attributable to ABP Trust before June 5, 2015(2)	—	—	(58,580)
Net income before noncontrolling interest	137,555	120,912	23,836
Less: noncontrolling interest	(66,376)	(58,510)	(11,538)
Net income attributable to RMR Inc. before income tax expense	71,179	62,402	12,298
Less: income tax expense attributable to RMR Inc.	(28,251)	(24,573)	(4,848)
Less: RMR Inc. franchise tax expense and interest income	(635)	(589)	(147)
Net income attributable to RMR Inc.	$42,293	$37,240	$7,303
(1) Under the RMR LLC operating agreement, ABP Trust was entitled to receive a pro rata share of any incentive business management fee earned for the 2015 calendar year, based on the number of days in 2015 to June 5, 2015. Accordingly, $26,611 of the incentive business management fee earned on December 31, 2015 was allocated to ABP Trust.
(2) Net income attributable to the non-controlling interest includes 100.0% of the income earned by RMR LLC prior to the Up-C Transaction, when RMR LLC was 100.0% owned by ABP Trust.
Note 10. Employee Benefits
We have established a defined contribution savings plan for eligible employees under the provisions of U.S. Internal Revenue Code Section 401(k) whereby we contribute 100.0% of the first 3.0% and 50.0% of the next 2.0% of an employee’s cash compensation contributed to the plan up to stated maximums. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Employees’ contributions and our related matching contributions are fully vested when made. Our plan contributions and expenses for the fiscal years ended September 30, 2017, 2016 and 2015 were $1,789, $1,557 and $1,326, respectively.

Note 11. EQC Termination and Cooperation Agreement
Pursuant to a Termination and Cooperation Agreement dated September 30, 2014, or the Termination and Cooperation Agreement, EQC and RMR LLC terminated RMR LLC’s business and property management agreements with EQC. As a result, we incurred termination expenses associated with the termination of certain employees. Under the terms of the Termination and Cooperation Agreement, RMR LLC agreed to be financially responsible for certain severance payments to our former employees and EQC agreed to pay certain accrued benefits for certain impacted employees. In accordance with ASC 420, Exit or disposal cost obligations, we recorded $116 of costs associated with severance and vacation payouts in November 2014, which are reflected in our consolidated statements of comprehensive income as separation costs for the fiscal year ended September 30, 2015.
Pursuant to the Termination and Cooperation Agreement, RMR LLC assisted EQC in the transition of EQC’s management and operations through February 28, 2015, and EQC paid RMR LLC $6,222 for transition services from October 1, 2014 to February 28, 2015. Also, we continued to provide certain services for EQC in Australia until October 31, 2015 and earned $58 during the fiscal year ended September 30, 2016 for these services.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 12. Commitments
We lease office space under operating leases. These leases generally contain fixed contractual rent changes and certain of the leases provide for operating expense reimbursements. We recognize rental expense on operating leases that contain fixed contractual rent changes on a straight line basis over the terms of the respective leases. As of September 30, 2017, we had 32 leases that expire at various dates through 2025. We incurred rental expense for the fiscal years ended September 30, 2017, 2016 and 2015 of $4,933, $4,650 and $4,426, respectively, including non-cash straight line rent expense of $250, $328 and $48, respectively. Rental expense is included in general and administrative expenses in our consolidated statements of comprehensive income. Certain of these leases also provide us with options to extend the respective terms of the leases. The future scheduled minimum lease payments under the terms of these leases as of September 30, 2017 are as follows (per fiscal year ended September 30):

2018	$3,929
2019	3,829
2020	3,361
2021	3,214
2022	3,327
Thereafter	9,041
$26,701
Some of the foregoing leases are with related parties. As of September 30, 2017, $23,773 of our future scheduled minimum lease payments are for our principal executive offices, which are leased from an affiliate of ABP Trust pursuant to a ten year lease agreement ending in 2025. For more information about these related party leases, see Note 6, Related Person Transactions..

Note 13. Segment Reporting
We have one separately reportable business segment, which is RMR LLC. In the tables below, All Other Operations includes the operations of RMR Inc., RMR Advisors, Tremont Advisors and RMR Intl.

	Fiscal Year Ended September 30, 2017
		All Other
Revenues:	RMR LLC(1)	Operations	Total
Management services	$227,294	$—	$227,294
Reimbursable payroll related and other costs	40,279	53	40,332
Advisory services	—	4,102	4,102
Total revenues	267,573	4,155	271,728
Expenses:
Compensation and benefits	96,816	2,937	99,753
General and administrative	23,538	1,651	25,189
Transaction and acquisition related costs	337	8,850	9,187
Depreciation and amortization	1,415	623	2,038
Total expenses	122,106	14,061	136,167
Operating income (loss)	145,467	(9,906)	135,561
Interest and other income	1,130	435	1,565
Income (loss) before income tax expense and equity in losses of investees	146,597	(9,471)	137,126
Income tax expense	—	(28,251)	(28,251)
Equity in losses of investees	—	(206)	(206)
Net income (loss)	$146,597	$(37,928)	$108,669

Total Assets:	$308,018	$75,701	$383,719

(1)	Intersegment revenues of $738 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2016
		All Other
	RMR LLC(1)	Operations	Total
Revenues:
Management services	$226,602	$58	$226,660
Reimbursable payroll related and other costs	37,660	—	37,660
Advisory services	—	2,620	2,620
Total revenues	264,262	2,678	266,940
Expenses:
Compensation and benefits	90,872	1,113	91,985
Separation costs	1,358	—	1,358
General and administrative	21,712	1,451	23,163
Transaction and acquisition related costs	1,966	—	1,966
Depreciation and amortization	1,703	65	1,768
Total expenses	117,611	2,629	120,240
Operating income	146,651	49	146,700
Interest and other income	223	11	234
Income before income tax expense	146,874	60	146,934
Income tax expense	(1)	(24,572)	(24,573)
Net income (loss)	$146,873	$(24,512)	$122,361

Total Assets:	$277,802	$59,729	$337,531

(1)	Intersegment revenues of $1,806 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the consolidated financial statements.

	Fiscal Year Ended September 30, 2015
		All Other
Revenues:	RMR LLC(1)	Operations	Total
Management services	$161,903	$423	$162,326
Reimbursable payroll related and other costs	28,230	—	28,230
Advisory services	—	2,380	2,380
Total revenues	190,133	2,803	192,936
Expenses:
Compensation and benefits	81,886	1,570	83,456
Separation costs	116	—	116
General and administrative	20,438	643	21,081
Transaction and acquisition related costs	5,454	—	5,454
Depreciation expense	2,117	—	2,117
Total expenses	110,011	2,213	112,224
Operating income	80,122	590	80,712
Interest and other income	1,668	64	1,732
Unrealized gains (losses) attributable to changes in fair value of stock accounted for under the fair value option	(317)	27	(290)
Income before income tax expense and equity in earnings of investees	81,473	681	82,154
Income tax expense	60	(4,908)	(4,848)
Equity in earnings of investees	115	—	115
Net income (loss)	$81,648	$(4,227)	$77,421

Total Assets:	$255,531	$48,361	$303,892

(1)	Intersegment revenues of $752 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 14. Acquisition Activity
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
On August 5, 2016, RMR LLC acquired the Tremont business for total cash consideration of $2,466, excluding transaction costs. For the fiscal year ended September 30, 2016, we recognized $840 of acquisition related costs in connection with this business combination. Our management believes the Tremont business represents an appropriate expansion of our existing real estate management business. We accounted for this acquisition as a business combination in accordance with ASC 805, Business Combinations.

The sellers of the Tremont business, pursuant to our asset purchase agreement with them, also have the right to receive an “earn out” over the two year period ending August 5, 2018, based on a portion of payments that we receive from a specified part of the historical Tremont business, for which we initially recorded estimated contingent consideration of $1,270. As of September 30, 2017 and 2016, the maximum value of this contingency was $3,891 and $3,979, respectively.

For the period from August 5, 2016 to September 30, 2016 and the fiscal year ended September 30, 2017, we made payments of contingent consideration to the sellers of the Tremont business of $13 and $88, respectively. We also adjusted the fair value of the contingent consideration by $578 for the fiscal year ended September 30, 2017. See Note 5, Fair Value of Financial Instruments, for further information.
The following table summarizes the allocation of the purchase price for this acquisition:

	Fair Value	Useful Life (Years)
Customer relationships	$1,150	9.64
Goodwill	2,295	—
Contingent consideration	(1,270)	—
Working capital	291	—
Cash consideration	$2,466
The net carrying amount of intangible assets as of September 30, 2017 and 2016 were $462 and $1,085, respectively, net of$688 and $65 of accumulated amortization, respectively. Future amortization of our intangible assets for each of the next five years is as follows:

2018	$87
2019	51
2020	47
2021	42
2022	36
As discussed in Note 2, on November 28, 2016, we were assigned the Tremont business's 0.5% general partnership interest in a private fund created for an institutional investor managed by the Tremont business. In connection with this general partnership interest, we allocated the estimated fair value of this investment totaling $436, from goodwill to equity method investments. The goodwill arising from the acquisition of the Tremont business is included within all other operations in our segment footnote and is deductible for tax purposes.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 15. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for the fiscal years ended September 30, 2017 and 2016:

	2017
	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
Total revenues	$105,294	(1)	$54,296	$55,502	$56,636
Net income	$60,200		$17,748	$17,605	$13,116
Net income attributable to RMR Inc.	$23,510		$6,883	$6,857	$5,043
Net income attributable to RMR Inc. per common share	$1.46		$0.43	$0.43	$0.31
Common distributions declared	$0.25		$0.25	$0.25	$0.25
(1) Includes incentive business management fee revenue of $52,407.

	2016
	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
Total revenues	$110,130	(1)	$48,333	$52,211	$56,266
Net income	$70,379		$15,748	$17,402	$18,832
Net income attributable to RMR Inc.	$17,054		$6,114	$6,698	$7,374
Net income attributable to RMR Inc. per common share	$1.07		$0.38	$0.42	$0.46
Common distributions declared	$0.5260		$—	$0.2993	$0.25

(1) Includes incentive business management fee revenue of $62,263.

Note 16. Subsequent Events
On October 2, 2017, GOV acquired First Potomac Realty Trust, or FPO, for total consideration of approximately $1,400,000. FPO is a Maryland REIT that owned 39 office properties (74 buildings) with 6,454,382 rentable square feet, including two properties owned by joint ventures in which GOV acquired FPO's 50% and 51% interests. As a result of this transaction, we may earn fees on GOV's enlarged portfolio pursuant to our business management agreement with GOV, and we will earn fees to operate and manage these properties in accordance with our property management agreement with GOV.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RMR GROUP INC.
By:	/s/ Adam D. Portnoy
Adam D. Portnoy
Managing Director, President and Chief Executive Officer
Dated:	December 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam D. Portnoy	Managing Director, President and Chief Executive Officer (principal executive officer)	December 12, 2017
Adam D. Portnoy

/s/ Matthew P. Jordan	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	December 12, 2017
Matthew P. Jordan

/s/ Barry M. Portnoy	Managing Director	December 12, 2017
Barry M. Portnoy

/s/ Ann Logan	Independent Director	December 12, 2017
Ann Logan

/s/ Rosen Plevneliev	Independent Director	December 12, 2017
Rosen Plevneliev

/s/ Walter C. Watkins, Jr.	Independent Director	December 12, 2017
Walter C. Watkins, Jr.