Form 10-Q
period 2017-12-31
RMR GROUP INC.
filed 2018-02-08
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
OR
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
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

As of February 7, 2018, there were 15,162,338 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.
FORM 10-Q
December 31, 2017

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	December 31,	September 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$125,966	$108,640
Due from related parties	180,591	25,161
Prepaid and other current assets	3,370	7,092
Total current assets	309,927	140,893

Furniture and equipment	4,865	4,800
Leasehold improvements	1,075	1,094
Capitalized software costs	1,892	1,876
Total property and equipment	7,832	7,770
Accumulated depreciation	(4,833)	(4,494)
	2,999	3,276
Due from related parties, net of current portion	7,660	7,551
Equity method investments	11,890	12,162
Goodwill	1,859	1,859
Intangible assets, net of amortization	440	462
Deferred tax asset	25,391	45,541
Other assets, net of amortization	169,621	171,975
Total assets	$529,787	$383,719

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$60,215	$26,414
Total current liabilities	60,215	26,414
Long term portion of deferred rent payable, net of current portion	1,080	1,028
Amounts due pursuant to tax receivable agreement, net of current portion	34,353	59,063
Employer compensation liability, net of current portion	7,660	7,551
Total liabilities	103,308	94,056

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,164,066 shares issued and outstanding	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	96,444	95,878
Retained earnings	157,956	86,836
Cumulative other comprehensive income	84	84
Cumulative common distributions	(37,339)	(33,298)
Total shareholders’ equity	217,176	149,531
Noncontrolling interest	209,303	140,132
Total equity	426,479	289,663
Total liabilities and equity	$529,787	$383,719

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2017	2016
Revenues:
Management services	$48,570	$42,727
Incentive business management fees	155,881	52,407
Reimbursable payroll related and other costs	12,708	9,150
Advisory services	1,382	1,010
Total revenues	218,541	105,294

Expenses:
Compensation and benefits	28,918	23,232
General and administrative	6,706	5,841
Transaction and acquisition related costs	142	—
Depreciation and amortization	380	555
Total expenses	36,146	29,628
Operating income	182,395	75,666
Interest and other income	784	207
Tax receivable agreement remeasurement	24,710	—
Income before income tax expense and equity in losses of investees	207,889	75,873
Income tax expense	(48,343)	(15,673)
Equity in losses of investees	(222)	—
Net income	159,324	60,200
Net income attributable to noncontrolling interest	(88,204)	(36,690)
Net income attributable to RMR Inc.	$71,120	$23,510

Other comprehensive loss:
Foreign currency translation adjustments	$—	$(11)
Other comprehensive loss	—	(11)
Comprehensive income	159,324	60,189
Comprehensive income attributable to noncontrolling interest	(88,204)	(36,685)
Comprehensive income attributable to RMR Inc.	$71,120	$23,504

Weighted average common shares outstanding - basic	16,060	16,025
Weighted average common shares outstanding - diluted	16,084	16,028

Net income attributable to RMR Inc. per common share - basic	$4.40	$1.46
Net income attributable to RMR Inc. per common share - diluted	$4.39	$1.46

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(dollars in thousands)
(unaudited)

						Cumulative
	Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	Income	Distributions	Equity	Interest	Equity
Balance at September 30, 2017	$15	$1	$15	$95,878	$86,836	$84	$(33,298)	$149,531	$140,132	$289,663
Share grants, net	—	—	—	566	—	—	—	566	—	566
Net income	—	—	—	—	71,120	—	—	71,120	88,204	159,324
Fees from services provided prior to the Up-C Transaction	—	—	—	—	—	—	—	—	(128)	(128)
Tax distributions to Member	—	—	—	—	—	—	—	—	(15,155)	(15,155)
Common share distributions	—	—	—	—	—	—	(4,041)	(4,041)	(3,750)	(7,791)
Balance at December 31, 2017	$15	$1	$15	$96,444	$157,956	$84	$(37,339)	$217,176	$209,303	$426,479

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$159,324	$60,200
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	380	555
Straight line office rent	52	72
Amortization expense related to other assets	2,354	2,354
Deferred income taxes	20,150	1,858
Operating expenses paid in RMR Inc. common shares	566	138
Contingent consideration liability	(425)	(100)
Tax receivable agreement remeasurement	(24,710)	—
Distribution from equity method investments	50	—
Equity in losses of investees	222	—
Changes in assets and liabilities:
Due from related parties	(156,798)	(50,716)
Prepaid and other current assets	3,722	(1,194)
Accounts payable and accrued expenses	35,571	10,861
Due to related parties	—	360
Net cash from operating activities	40,458	24,388

Cash Flows from Investing Activities:
Purchase of property and equipment	(186)	(34)
Net cash used in investing activities	(186)	(34)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(18,905)	(11,327)
Distributions to common shareholders	(4,041)	(4,021)
Net cash used in financing activities	(22,946)	(15,348)

Effect of exchange rate fluctuations on cash and cash equivalents	—	(10)
Increase in cash and cash equivalents	17,326	8,996
Cash and cash equivalents at beginning of period	108,640	65,833
Cash and cash equivalents at end of period	$125,966	$74,829

Supplemental cash flow information:
Income taxes paid	$28	$7,518

See accompanying notes.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 1. Basis of Presentation

The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary The RMR Group LLC, or RMR LLC. RMR Inc. is a Maryland corporation and RMR LLC is a Maryland limited liability company. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. In these financial statements, unless otherwise indicated, "we", "us" and "our" refer to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC.

As of December 31, 2017, RMR Inc. owns 15,164,066 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent 51.9% of the economic interest of RMR LLC as of December 31, 2017. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Directors, owns 15,000,000 redeemable Class A Units, representing 48.1% of the economic interest of RMR LLC as of December 31, 2017, which is presented as a noncontrolling interest within the condensed consolidated financial statements.

RMR LLC was founded in 1986 to manage public investments in real estate and, as of December 31, 2017, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC manages: Government Properties Income Trust, or GOV, a publicly traded real estate investment trust, or REIT, that primarily owns properties that are majority leased to the U.S. Government and other government tenants and office properties located in the metropolitan Washington, D.C. market area. Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotel and travel center properties; Select Income REIT, or SIR, a publicly traded REIT that primarily owns properties that are leased to single tenants, and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns healthcare, senior living and medical office buildings. Hereinafter, GOV, HPT, SIR and SNH are collectively referred to as the Managed Equity REITs. RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, convenience stores with retail gas stations and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust and its subsidiaries. Hereinafter, ABP Trust and its subsidiaries are collectively referred to as ABP Trust.

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

Tremont Realty Advisors LLC, or Tremont Advisors, an investment adviser registered with the Securities and Exchange Commission, or SEC, was founded in 2016 in connection with the acquisition of certain assets of Tremont Realty Capital LLC, or the Tremont business. Tremont Advisors is a wholly owned subsidiary of RMR LLC that manages a private fund created for an institutional investor and other separately managed accounts that invest in commercial real estate debt, including secured mortgage debt, mezzanine financings and commercial real estate that may become owned by its clients. Tremont Advisors also manages Tremont Mortgage Trust, or TRMT, a publicly traded mortgage real estate investment trust that completed its initial public offering on September 18, 2017, or the TRMT IPO. TRMT focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate.

In these financial statements, we refer to the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC, ABP Trust and the clients of the Tremont business as our Client Companies. We refer to the Managed Equity REITs and TRMT collectively as the Managed REITs.

The accompanying condensed consolidated financial statements of RMR Inc. are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, or our Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

Note 2. Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are continuing to assess the potential impact the adoption of ASU No. 2016-02 will have on our condensed consolidated financial statements.

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

Business Management Fees—Managed Equity REITs

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

The foregoing base business management fees are paid monthly in arrears, based on the lower of the Managed Equity REIT’s monthly average historical costs of assets under management and average market capitalization during the month. For purposes of these fees, a Managed Equity REIT’s assets under management do not include shares it owns of another Client Company.

Incentive Business Management Fees—Managed Equity REITs

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

We also may earn annual incentive business management fees from the Managed Equity REITs under the business management agreements. The incentive business management fees are contingent performance based fees which are only recognized when earned at the end of each respective measurement period. The incentive fees are calculated for each Managed Equity REIT as 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the relevant measurement period and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share, as defined in the applicable business management agreement, exceeded the applicable benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, as adjusted for net share issuances during the period and subject to caps on the values of the incentive fees. The measurement periods for the annual incentive business management fees in respect of calendar years 2017 and 2016 were the three calendar year periods that ended on December 31, 2017 and 2016, respectively.

For the three months ended December 31, 2017 and 2016, we earned aggregate base business management fees from the Managed Equity REITs of $30,602 and $27,760, respectively, and recognized aggregate incentive business management fees earned from the Managed Equity REITs of $155,881 and $52,407, respectively. Incentive business management fees recognized as earned in the three months ended December 31, 2017 and 2016 were earned for the calendar years 2017 and 2016, respectively.

Business Management Fees—Managed Operators, ABP Trust and AIC

We earn business management fees from the Managed Operators and ABP Trust pursuant to business management agreements equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. These fees are estimated and payable monthly in advance. We earn business management fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. We earned aggregate business management fees from the Managed Operators, ABP Trust and AIC of $6,872 and $6,539 for the three months ended December 31, 2017 and 2016, respectively.

Property Management Fees

We earned property management fees pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements for property management services equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional property management fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $10,858 and $8,222 for the three months ended December 31, 2017 and 2016, respectively.

Reimbursable Payroll Related and Other Costs

Pursuant to certain of our management agreements, the companies to which we provide management services pay or reimburse us for expenses incurred on their behalf. We present certain payroll related and other cost reimbursements we receive as revenue. A significant portion of these reimbursable payroll related and other costs arises from services we provide pursuant to our property management agreements that are charged or passed through to, and paid by, tenants of our Client Companies. We realized reimbursable payroll related and other costs of $12,708 and $9,150 for the three months ended December 31, 2017 and 2016, respectively.

Our reimbursable payroll related and other costs include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our condensed consolidated statements of comprehensive income over the requisite service periods. We record an equal offsetting amount as compensation and benefits expense for all of

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

our payroll related and other cost revenues. We realized this equity based compensation expense and related reimbursements of $2,155 and $1,062 for the three months ended December 31, 2017 and 2016, respectively.

Pursuant to our shared services agreement with Tremont Advisors, we provide certain facilities, technology and services, and access to the full scope of real estate and public company operations services and expertise available within RMR and its subsidiaries, to Tremont Advisors in conducting TRMT’s operations. Through Tremont Advisors' management agreement with TRMT, TRMT has agreed to reimburse us for the shared services costs under this shared services agreement, as approved by a majority of TRMT’s Independent Trustees at least annually. The shared services costs reimbursed to us under this shared services agreement includes an allocation of our costs of rent, utilities, office furniture, equipment, machinery, facilities, and other overhead type expenses, the costs of legal, accounting, audit, tax planning and tax return preparation, consulting services, diligence related to TRMT's investments, investor relations and other professional services, personnel and support services. Pursuant to this agreement, we recognized reimbursable costs of $375 for the three months ended December 31, 2017.

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

Advisory Agreements, Management Agreement and Other Services to Advisory Clients

RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares, plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF. RMR Advisors earned advisory services revenue of $729 and $606 for the three months ended December 31, 2017 and 2016, respectively.

Tremont Advisors has been compensated pursuant to its agreement with the private fund at an annual rate of 1.35% of the weighted average outstanding balance of all strategic investments, as defined in the agreement, of the private fund. Effective January 1, 2018, the fee was reduced to an annual rate of 0.35%. Strategic investments include any direct or indirect participating or non-participating debt investment in certain real estate. Tremont Advisors is also party to loan servicing agreements with its other separately managed account clients. Under such agreements, Tremont Advisors is compensated at an annual rate of 0.50% of the outstanding principal balance of the outstanding loans. In certain circumstances, Tremont Advisors is also entitled to performance fees based on exceeding certain performance targets. Performance fees are realized when a separately managed account client’s cumulative returns are in excess of the contractual preferred return. Tremont Advisors did not earn any performance fees for the for the three months ended December 31, 2017 and 2016.

Tremont Advisors is compensated pursuant to its management agreement with TRMT at an annual rate of 1.5% of TRMT's equity, as defined in the agreement. Tremont Advisors may also earn an incentive fee under this management agreement beginning in the fourth quarter of calendar year 2018 equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) TRMT’s core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) TRMT’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Advisors with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless TRMT’s core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from the date of the completion of the TRMT IPO) in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont Advisors earned advisory services revenue of $653 and $404 for the three months ended December 31, 2017 and 2016, respectively.

The Tremont business also acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned between 0.50% and 1.0% of the aggregate principal amounts of any loans so originated. The Tremont business earned fees for such origination services of $238 and $206 for the three months ended December 31, 2017 and 2016, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.

Note 4. Equity Investments

As of December 31, 2017, Tremont Advisors owned 600,100, or approximately 19.2%, of TRMT's common shares, with a carrying value of $11,754 and a market value, based on quoted market prices, of $8,815 ($14.69 per share). We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence over, but not control, TRMT's most significant activities. Our share of net losses from our investment in TRMT included in equity in losses of investees in our condensed consolidated statements of comprehensive income for the three months ended December 31, 2017 was $201.

We also have a 0.5% general partnership interest in a private fund created for an institutional investor that is managed by Tremont Advisors. We account for this investment under the equity method of accounting and record our share of the investment's earnings or losses each period. As of December 31, 2017, our investment in the private fund had a carrying value of $136. Our share of net losses from the private fund included in equity in losses of investees in our condensed consolidated statements of comprehensive income for the three months ended December 31, 2017 was $21.

Note 5. Income Taxes

We are the sole managing member of RMR LLC. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its tax consolidated subsidiaries.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revised the U.S. corporate income tax system, by among other things, lowering corporate income tax rates. Since we have a September 30 fiscal year end, we currently expect that the lower corporate income tax rate of 21.0% will be phased in, resulting in a federal statutory tax rate of approximately 24.5% for our fiscal year ending September 30, 2018, and the new corporate income tax rate of 21.0% for subsequent fiscal years thereafter. The Tax Act reduction in the corporate income tax rate also caused us to adjust our deferred tax asset to the lower federal base rates, resulting in an increase in income tax expense of $19,817, or $1.23 per share, for the three months ended December 31, 2017.

For the three months ended December 31, 2017 and 2016, we recognized estimated income tax expense of $48,343 and $15,673, respectively, which includes $37,730 and $12,744, respectively, of U.S. federal income tax and $10,613 and $2,929, respectively, of state income taxes. We will monitor future interpretations of the Tax Act as they develop and accordingly, our estimates may change.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended December 31,
	2017	2016
Income taxes computed at the federal statutory rate	24.5%	35.0%
State taxes, net of federal benefit	2.5%	2.5%
Tax Cuts and Jobs Act transitional impact (1)	9.6%	—%
Permanent items (2)	(2.9)%	—%
Net income attributable to noncontrolling interest	(10.4)%	(16.9)%
Total	23.3%	20.6%

(1)	Transitional impact is the $19,817 adjustment to our deferred tax asset due to the reduction in our corporate income tax rate under the Tax Act.

(2)	Permanent items include the $24,710 reduction in our liability related to the tax receivable agreement with ABP Trust as discussed in Note 7.

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of December 31, 2017 and September 30, 2017, we had no uncertain tax positions.

Note 6. Fair Value of Financial Instruments

As of December 31, 2017 and September 30, 2017, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from our Client Companies and accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.

Recurring Fair Value Measures

On a recurring basis we measure certain financial assets and financial liabilities at fair value based upon quoted market prices. ASC 820, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), and the lowest priority to unobservable inputs (Level 3). A financial asset’s or financial liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Level 1 Estimates

The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of December 31, 2017 and September 30, 2017:

	December 31,	September 30,
	2017	2017
Money market funds included in cash and cash equivalents	$122,701	$104,700
Current portion of due from related parties related to share based payment awards	3,669	4,910
Long term portion of due from related parties related to share based payment awards	7,660	7,551
Current portion of employer compensation liability related to share based payment awards included in accounts payable and accrued expenses	3,669	4,910
Long term portion of employer compensation liability related to share based payment awards	7,660	7,551

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

In August 2016, we acquired the Tremont business for total cash consideration of $2,466, plus contingent consideration of up to an additional $1,270 payable over a two year period following the acquisition date based on a portion of the payments that we receive from a specified part of the historical Tremont business. The contingent consideration is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. The fair value of the contingent consideration as of December 31, 2017 and September 30, 2017 was $142 and $591, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

Note 7. Related Person Transactions
Our Managing Directors are our controlling shareholders. As of December 31, 2017, our Managing Directors own in aggregate, directly and indirectly through ABP Trust, (i) 162,567 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all of the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all of the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Our Managing Directors are also officers of RMR Inc. and of RMR LLC.

Our Managing Directors are also managing trustees of each of the Managed REITs. As of December 31, 2017, GOV, HPT, SIR and SNH owned 1,214,225, 2,503,777, 1,586,836 and 2,637,408 of our Class A Common Shares, respectively, our Managing Directors owned in aggregate, directly and indirectly through ABP Trust, 1.8% of GOV’s common shares, 1.5% of HPT’s outstanding common shares, 1.9% of SIR’s outstanding common shares and 1.3% of SNH’s outstanding common shares and we owned (through Tremont Advisors) 19.2% of TRMT's outstanding common shares.

Our Managing Directors are also managing directors of TA, and Barry M. Portnoy is a managing director of Five Star. As of December 31, 2017, our Managing Directors owned in aggregate, directly and indirectly through ABP Trust, less than one percent of TA's outstanding common shares and 36.4% of Five Star’s outstanding common shares. Our Managing Directors are also the owners and directors of Sonesta and are directors of AIC.

All of the executive officers of the Managed REITs and many of the executive officers of the Managed Operators are also officers of RMR LLC.
Additional information about our related person transactions appears in Notes 8 and 12 below.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Revenues from Related Parties
For the three months ended December 31, 2017 and 2016, we recognized total revenues from related parties as set forth in the following table:

	Three Months Ended December 31,
	2017		2016
	$	%	$	%
Managed Equity REITs:
GOV	$13,509	6.2%	$8,225	7.8%
HPT	86,066	39.4%	62,728	59.6%
SIR	36,990	16.9%	10,957	10.4%
SNH	71,545	32.7%	14,624	13.9%
	208,110	95.2%	96,534	91.7%

Managed Operators:
Five Star	2,690	1.2%	2,364	2.2%
Sonesta	568	0.3%	543	0.5%
TA	3,771	1.7%	3,806	3.6%
	7,029	3.2%	6,713	6.3%

Other:
AIC	60	—%	60	0.1%
RIF	729	0.4%	606	0.6%
ABP Trust	1,279	0.6%	771	0.7%
TRMT	706	0.3%	—	—%
	2,774	1.3%	1,437	1.4%
Total revenues from related parties	217,913	99.7%	104,684	99.4%
Other unrelated parties	628	0.3%	610	0.6%
	$218,541	100.0%	$105,294	100.0%

On December 31, 2017, RMR LLC earned incentive business management fees from HPT, SIR and SNH of $74,572, $25,569 and $55,740, respectively, pursuant to our business management agreements with HPT, SIR and SNH. HPT, SIR and SNH paid these incentive fees to us in January 2018. On December 31, 2016, RMR LLC earned a $52,407 incentive business management fee from HPT pursuant to our business management agreement with HPT. HPT paid this incentive fee to us in January 2017. All of these incentive fees are included in the table above. These incentive fees are calculated annually at the end of each calendar year.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates listed:

	December 31,	September 30,
	2017	2017
Managed Equity REITs:
GOV	$7,094	$6,369
HPT	82,256	7,968
SIR	32,140	7,351
SNH	64,258	9,550
	185,748	31,238

Managed Operators:
Five Star	393	305
Sonesta	—	1
TA	573	444
	966	750

Other Client Companies:
AIC	20	22
RIF	35	36
ABP Trust	498	551
TRMT	984	115
	1,537	724
	$188,251	$32,712

Leases

As of December 31, 2017, we leased from ABP Trust and certain Managed REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,028 and $1,050 for the three months ended December 31, 2017 and 2016, respectively.

Tax Related Payments

Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our tax receivable agreement with ABP Trust and reduced our liability by $24,710, or $1.53 per share, which is presented on our condensed consolidated statements of comprehensive income for the three months ended December 31, 2017 as tax receivable agreement remeasurement. As of December 31, 2017, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $37,288, including $2,935 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2018.

Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the assumed tax liabilities of its members. For the three months ended December 31, 2017 and 2016, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $31,488 and $15,700, respectively, of which $16,333 and $8,123, respectively, was distributed to us and $15,155 and $7,577, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Other
Effective December 31, 2017, Thomas M. O’Brien resigned from his position as an Executive Vice President and employee of RMR LLC and as president, chief executive officer and a managing director of TA. In connection with Mr. O’Brien’s resignation, RMR LLC and TA entered into a retirement agreement with Mr. O’Brien on November 29, 2017. Under Mr. O’Brien’s retirement agreement, consistent with past practice, RMR LLC continued to pay Mr. O’Brien his current annual base salary of $75 through December 31, 2017 and paid him a cash bonus in respect of 2017 in the amount of $515 (less amounts previously paid to him by RMR LLC during 2017) in December 2017. In addition, all 5,600 of our unvested Class A Common Shares previously awarded to Mr. O’Brien were fully accelerated on December 31, 2017, and we recorded $332, the aggregate value of those shares on such date, as compensation and benefit expense for the three months ended December 31, 2017. Pursuant to his retirement agreement, Mr. O’Brien granted to TA or its nominee a right of first refusal in the event he determines to sell any of his shares of TA, pursuant to which TA may elect during a specified period to purchase those shares at the average closing price per share for the ten trading days preceding the date of Mr. O'Brien's written notice to TA. In the event that TA declines to exercise its purchase right, RMR LLC may elect to purchase such shares at the price offered to TA. Mr. O’Brien also agreed that, as long as he owns shares in us, he will vote those shares at shareholders’ meetings in favor of nominees for director or trustee, as applicable, and proposals recommended by our Board of Directors. Mr. O’Brien made similar agreements regarding the voting of shares he owns of each Managed Equity REIT, TA and FVE for the benefit of those companies, respectively. Mr. O’Brien’s retirement agreement contains other terms and conditions, including cooperation, confidentiality, non-solicitation, non-competition and other covenants, and a waiver and release. Mr. O’Brien’s retirement agreement also contains certain terms relating to his service as president and chief executive officer of TA and compensation payable to him by TA.

Note 8. Shareholders’ Equity

Distributions

On November 16, 2017, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,041. This dividend was paid to our shareholders of record as of the close of business on October 23, 2017. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,791, of which $4,041 was distributed to us based on our then aggregate ownership of 16,164,066 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.

On January 19, 2018, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of January 29, 2018, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,041. This dividend will be funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,791, of which $4,041 will be distributed to us based on our expected then aggregate ownership of 16,162,338 membership units of RMR LLC and $3,750 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. We expect to pay this dividend on or about February 22, 2018.

Repurchases

On January 2, 2018, we withheld and repurchased 1,728 of the Class A Common Shares awarded to one of our former officers in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares. The aggregate value of the withheld and repurchased shares was $103, which will be reflected as a decrease to shareholders' equity in our condensed consolidated balance sheet in the second fiscal quarter. In connection with the acquisition of 1,728 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 1,728 Class A Units from RMR Inc.

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
The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended December 31,
	2017	2016
Basic EPS
Numerator:
Net income attributable to RMR Inc.	$71,120	$23,510
Income attributable to unvested participating securities	(457)	(84)
Net income attributable to RMR Inc. used in calculating basic EPS	$70,663	$23,426
Denominator:
Weighted average common shares outstanding - basic	16,060	16,025
Net income attributable to RMR Inc. per common share - basic	$4.40	$1.46

Diluted EPS
Numerator:
Net income attributable to RMR Inc.	$71,120	$23,510
Income attributable to unvested participating securities	(457)	(84)
Net income attributable to RMR Inc. used in calculating diluted EPS	$70,663	$23,426
Denominator:
Weighted average common shares outstanding - basic	16,060	16,025
Dilutive effect of incremental unvested shares	24	3
Weighted average common shares outstanding - diluted	16,084	16,028

Net income attributable to RMR Inc. per common share - diluted	$4.39	$1.46

The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one for one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, our Class B-2 Common Shares “paired” with such unit is cancelled for no additional consideration. If all outstanding Class A Units that we do not own had been redeemed for our Class A Common Shares in the periods presented, our Class A Common Shares outstanding as of December 31, 2017, would have been 30,164,066. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 10. Net Income Attributable to RMR Inc.

Net income attributable to RMR Inc. for the three months ended December 31, 2017 and 2016, is calculated as follows:

	Three Months Ended December 31,
	2017	2016
Income before income tax expense and equity in losses of investees	$207,889	$75,873
Add: RMR Inc. franchise tax expense and interest income	159	154
Less: tax receivable agreement remeasurement	(24,710)	—
Less: equity in losses of investees	(222)	—
Less: fees from services provided prior to the UP-C Transaction	(128)	—
Net income before noncontrolling interest	182,988	76,027
Less: noncontrolling interest	(88,076)	(36,690)
Net income attributable to RMR Inc. before income tax expense	94,912	39,337
Add: tax receivable agreement remeasurement	24,710	—
Less: income tax expense attributable to RMR Inc.	(48,343)	(15,673)
Less: RMR Inc. franchise tax expense and interest income	(159)	(154)
Net income attributable to RMR Inc.	$71,120	$23,510
Note 11. Segment Reporting

We have one separately reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

	Three Months Ended December 31, 2017
		All Other
	RMR LLC(1)	Operations	Total
Revenues:
Management services	$48,570	$—	$48,570
Incentive business management fees	155,881	—	155,881
Reimbursable payroll related and other costs	12,089	619	12,708
Advisory services	—	1,382	1,382
Total revenues	216,540	2,001	218,541
Expenses:
Compensation and benefits	27,455	1,463	28,918
General and administrative	5,656	1,050	6,706
Transaction and acquisition related costs	—	142	142
Depreciation and amortization	358	22	380
Total expenses	33,469	2,677	36,146
Operating income (loss)	183,071	(676)	182,395
Interest and other income	726	58	784
Tax receivable agreement remeasurement	—	24,710	24,710
Income before income tax expense and equity in losses of investees	183,797	24,092	207,889
Income tax expense	—	(48,343)	(48,343)
Equity in losses of investees	—	(222)	(222)
Net income (loss)	$183,797	$(24,473)	$159,324

Total Assets:	$460,121	$69,666	$529,787
(1) Intersegment revenues of $988 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Three Months Ended December 31, 2016
		All Other
	RMR LLC(1)	Operations	Total
Revenues:
Management services	$42,727	$—	$42,727
Incentive business management fees	52,407	—	52,407
Reimbursable payroll related and other costs	9,150	—	9,150
Advisory services	—	1,010	1,010
Total revenues	104,284	1,010	105,294
Expenses:
Compensation and benefits	22,688	544	23,232
General and administrative	5,690	151	5,841
Depreciation and amortization	369	186	555
Total expenses	28,747	881	29,628
Operating income	75,537	129	75,666
Interest and other income	99	108	207
Income before income tax expense	75,636	237	75,873
Income tax expense	—	(15,673)	(15,673)
Net income (loss)	$75,636	$(15,436)	$60,200

Total Assets:	$335,383	$57,284	$392,667
(1) Intersegment revenues of $531 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.
Note 12. Subsequent Events
ILPT Initial Public Offering

An initial public offering of Industrial Logistics Properties Trust, or ILPT, a Maryland real estate investment trust, formerly a wholly owned subsidiary of SIR, was completed on January 17, 2018. Upon completion of this offering, RMR LLC entered into two management agreements with ILPT to provide management services to ILPT: (1) a business management agreement, which relates to ILPT’s business generally; and (2) a property management agreement, which relates to ILPT’s property level operations. The terms of these management agreements are substantially similar to the terms of RMR LLC’s management agreements with the Managed Equity REITs, including the terms related to the base business management fee, annual incentive business management fee and property management fees payable to RMR LLC, expense reimbursement, termination rights, termination fee payable to RMR LLC and the length of those contracts. The annual incentive business management fee under the management agreements with ILPT references the total returns per share, as defined, realized by holders of ILPT common shares compared to the total shareholder return of the SNL U.S. REIT Equity Index. RMR LLC will first be eligible to receive an annual incentive business management fee from ILPT for the period beginning on January 12, 2018 (the first day the ILPT common shares began trading) and ending on December 31, 2018.

ILPT owns 266 properties located in 25 states with approximately 28.5 million square feet that were contributed to it by SIR. SIR is ILPT’s largest shareholder and, as of the completion of the initial public offering of ILPT, owned approximately 69.2% of the outstanding ILPT common shares. Our Managing Directors serve as managing trustees of ILPT, and the executive officers of ILPT are officers and employees of us and RMR LLC. Upon completion of the ILPT initial public offering, we and SIR entered a letter agreement to confirm that we will not be paid business or property management fees by SIR calculated with respect to SIR's ownership of ILPT's common shares or ILPT's properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report.

OVERVIEW (dollars in thousands)
RMR Inc. is a holding company; substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of December 31, 2017, the over 1,400 properties that RMR LLC manages are located in 48 states, Washington, D.C., Puerto Rico and Canada and they are principally owned by the Managed Equity REITs.
Substantially all of our revenues are derived from providing business and property management services to the Managed Equity REITs and the Managed Operators. We also earn revenue from advisory and other services to RIF, a registered investment company, to TRMT, a mortgage real estate investment trust, to a private fund created for an institutional investor and to other separately managed accounts.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are principally based upon the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed Equity REIT: a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of December 31, 2017 and 2016, as applicable:

		Lesser of Historical Cost of Assets Under
		Management or Market Capitalization
		As of December 31,
REIT	Primary Strategy	2017	2016
GOV	Office properties leased to government and private sector tenants	$3,611,068	$2,199,723
HPT	Hotels and travel centers	8,953,822	8,703,344
SIR	Lands and properties primarily leased to single tenants	4,887,524	4,625,559
SNH	Healthcare, senior living and medical office buildings	8,253,932	8,196,351
		$25,706,346	$23,724,977
Base business management fees payable to us by the Managed Equity REITs are calculated monthly based upon the lesser of the average historical cost of each Managed Equity REIT's assets under management or its average market capitalization, as calculated in accordance with the applicable business management agreement. A Managed Equity REIT's historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed Equity REIT’s historical cost of assets under management does not include the cost of shares it owns of another Client Company. A Managed Equity REIT's average market capitalization includes the average value of the Managed Equity REIT's outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the three months ended December 31, 2017 and 2016 may differ from the basis at the end of the periods presented in the table above. As of December 31, 2017, the market capitalization was lower than the historical costs of assets under management for HPT and SNH; the historical costs of assets under management for HPT and SNH as of December 31, 2017, were $9,964,660 and $8,449,295, respectively. For GOV and SIR, the historical costs of assets under management was lower than their market capitalization of $4,101,312 and $5,359,568, respectively, calculated as of December 31, 2017.

The fee revenues we earned from the Managed Equity REITs for the three months ended December 31, 2017 and 2016 are set forth in the following tables:

	Three Months Ended December 31, 2017 (1)				Three Months Ended December 31, 2016 (1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
GOV	$4,309	$—	$4,287	$8,596	$2,692	$—	$2,338	$5,030
HPT	10,587	74,572	12	85,171	9,701	52,407	21	62,129
SIR	5,828	25,569	3,147	34,544	5,657	—	3,195	8,852
SNH	9,878	55,740	2,917	68,535	9,710	—	2,445	12,155
	$30,602	$155,881	$10,363	$196,846	$27,760	$52,407	$7,999	$88,166

(1)
Includes base and incentive business management revenues and property management revenues, including construction supervision fees, if any, earned during the applicable period, and excludes reimbursable payroll related and other costs.

Managed Operators, AIC and ABP Trust
We provide business management services to the Managed Operators. Five Star operates senior living and healthcare facilities throughout the United States, many of which are owned by and leased from, or managed for, SNH. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of Sonesta’s U.S. hotels are owned by HPT. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by HPT, and owns, operates and franchises convenience stores and standalone restaurants. In addition, we provide management services to certain other businesses, including ABP Trust and AIC. Generally, our fees earned from business management services to companies other than the Managed REITs are based on a percentage of certain revenues at the managed businesses. We also earn fees based upon rents collected for managing rental properties owned by ABP Trust and until July 31, 2017 for managing TA’s headquarters building. Our revenues from services to the Managed Operators, AIC and ABP Trust were as follows:

	Three Months Ended December 31, (1)
Company	2017	2016
Five Star	$2,568	$2,284
Sonesta	568	543
TA	3,605	3,625
AIC	60	60
ABP Trust	566	250
	$7,367	$6,762

(1)
Includes business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll related and other costs.

RMR Advisors, Tremont Advisors and the Tremont Business
RMR Advisors, an SEC registered investment adviser, provides advisory services to RIF, a registered closed end investment company, and earns fees based upon the fair market value of the gross assets owned by RIF, including assets acquired with the use of debt or other leverage. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $342,140 and $272,110 at December 31, 2017 and 2016, respectively. The advisory fees earned by RMR Advisors included in our revenue were $729 and $606 for the three months ended December 31, 2017 and 2016, respectively.
Tremont Advisors, an SEC registered investment adviser, manages a private fund created for an institutional investor and other separately managed accounts that invest in commercial real estate debt, including secured mortgage debt, mezzanine financings and commercial real estate that may become owned by its clients. Tremont Advisors also manages TRMT, a publicly traded mortgage real estate investment trust that completed its initial public offering on September 18, 2017. TRMT focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate.

Tremont Advisors owns 600,100 of TRMT's common shares, or approximately 19.2% of its outstanding common shares as of December 31, 2017, and earns fees equal to 1.5% of TRMT's equity. Tremont Advisors earned advisory services revenue of $653 and $404 for the three months ended December 31, 2017 and 2016, respectively.
The Tremont business acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned between 0.50% and 1.0% of the aggregate principal amounts of any loans so originated. The Tremont business earned fees for such origination services of $238 and $206 for the three months ended December 31, 2017 and 2016, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.
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
At present we believe that the current low interest rates available for real estate purchase financing may be causing real estate valuations to exceed replacement cost for some properties in some markets; and, accordingly, we believe property acquisitions should be undertaken on a selective basis. We also believe that because of the diversity of properties which our Client Companies own and operate there should be opportunities for growth in selected property types and locations and that we and our Client Companies should maintain financial flexibility using only reasonable amounts of debt so we and they will be able to take advantage of growth opportunities which come to our and their attention. An example of present investment opportunities available in the real estate market today and of a way we hope we benefit from such opportunities is as follows: We believe that the change in the methods and locations of retail sales from stores and shopping malls to e-commerce platforms may increase the value of industrial and logistics properties. On January 17, 2018, SIR launched an equity REIT, ILPT, that it formed to focus on the ownership and leasing of industrial and logistics properties throughout the U.S. ILPT is our fifth Managed Equity REIT.
Please see “Risk Factors” in Item 1A of our Annual Report for a discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended December 31, 2017, Compared to the Three Months Ended December 31, 2016
The following table presents the changes in our operating results for the three months ended December 31, 2017 compared to the three months ended December 31, 2016:

	Three Months Ended December 31,
	2017	2016	$ Change	% Change
Revenues:
Management services	$48,570	$42,727	$5,843	13.7%
Incentive business management fees	155,881	52,407	103,474	197.4%
Reimbursable payroll related and other costs	12,708	9,150	3,558	38.9%
Advisory services	1,382	1,010	372	36.8%
Total revenues	218,541	105,294	113,247	107.6%

Expenses:
Compensation and benefits	28,918	23,232	5,686	24.5%
General and administrative	6,706	5,841	865	14.8%
Transaction and acquisition related costs	142	—	142	100.0%
Depreciation and amortization	380	555	(175)	(31.5)%
Total expenses	36,146	29,628	6,518	22.0%
Operating income	182,395	75,666	106,729	141.1%
Interest and other income	784	207	577	278.7%
Tax receivable agreement remeasurement	24,710	—	24,710	100.0%
Income before income tax expense and equity in losses of investees	207,889	75,873	132,016	174.0%
Income tax expense	(48,343)	(15,673)	(32,670)	(208.4)%
Equity in losses of investees	(222)	—	(222)	(100.0)%
Net income	159,324	60,200	99,124	164.7%
Net income attributable to noncontrolling interest	(88,204)	(36,690)	(51,514)	(140.4)%
Net income attributable to RMR Inc.	$71,120	$23,510	$47,610	202.5%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended December 31, 2017, compared to the three months ended December 31, 2016.
Management services revenue. For the three months ended December 31, 2017 and 2016, we earned business and property management services revenue from the following sources:

	Three Months Ended December 31,
Source	2017	2016	Change
Managed Equity REITs	$40,965	$35,759	$5,206
Managed Operators	6,741	6,452	289
Other Client Companies	864	516	348
Total	$48,570	$42,727	$5,843

Management services revenue increased $5,843 primarily due to an increase of (i) $2,842 in base business management fees from the Managed Equity REITs primarily resulting from (a) GOV's acquisition of First Potomac Realty Trust, or FPO, in October 2017 of $1,436, and (b) an increase in the average market capitalization of HPT of $886, as well as (ii) an increase of $2,364 in property management fees at the Managed Equity REITs primarily due to increases in the number of properties to which we provide property management services and certain construction activities we managed.
Incentive business management fees. Incentive business management fees are contingent performance based fees which are recognized in our first fiscal quarter when amounts, if any, for the applicable measurement periods become known and the incentive business management fees are earned. Incentive business management fees for the three months ended December 31, 2017, include fees earned from HPT, SIR and SNH of $74,572, $25,569 and $55,740, respectively, for the calendar year 2017.

Incentive business management fees for the three months ended December 31, 2016, include fees earned from HPT of $52,407 for the calendar year 2016.
Reimbursable payroll related and other costs revenue. Reimbursable payroll related and other costs revenue primarily includes amounts reimbursed to us by the Managed Equity REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable payroll related and other costs arise from services we provide that are paid or reimbursed to the Managed Equity REITs by their tenants. Reimbursable payroll related and other costs revenue for the three months ended December 31, 2017 and 2016 also includes recognition of non-cash share based compensation granted to some of our employees of $2,155 and $1,062, respectively. Reimbursable payroll related and other costs revenue increased $3,558 due primarily to (i) increases in the number of properties we managed for the Managed Equity REITs since October 1, 2016, and the related increase in the number of our employees and their associated compensation and benefits, (ii) regular increases in employee compensation and benefits for which we receive reimbursement, and (iii) an increase in non-cash share based compensation primarily due to increases in the market prices of certain of our Client Companies' shares and the accelerated vesting of share awards for one of our former employees of $1,093.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF and the fees Tremont Advisors earns from managing TRMT and the clients of the Tremont business. These fees increased by $372, primarily due to revenue earned from TRMT subsequent to its initial public offering in September 2017 of $249 and a rights offering of common equity successfully completed by RIF also in September 2017 of $123.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses, contributions related to our employee retirement plan, and the value of vested shares granted to certain of our employees under our equity compensation plan and our Client Companies. Compensation and benefits expense for the three months ended December 31, 2017 and 2016 includes $2,721 and $1,200, respectively, of non-cash share based compensation granted to some of our employees by us and certain of our Client Companies. Compensation and benefits expense increased $5,686 primarily due to increased staffing as a result of increases in the number of properties we manage for the Managed Equity REITs since October 1, 2016, as well as annual employee salary and benefits increases.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative expenses increased $865 primarily from increases in legal and other professional fees during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. In addition, certain increased rent costs to house increased staff were offset by a reduction in rent for offices that were vacated by the Tremont business after it was acquired by RMR LLC.
Transaction and acquisition related costs. Transaction and acquisition related costs increased $142 primarily due to final billings for professional fees related to the TRMT IPO.
Depreciation and amortization. Depreciation and amortization expense decreased $175 primarily as a result of the intangible assets related to our acquisition of the Tremont business in August 2016 becoming fully amortized.
Interest and other income. Interest and other income increased $577 primarily due to a reduction in the contingent consideration liability recorded as part of our acquisition of the Tremont business in August 2016 due to revisions in the projected outcome of the related contingencies of $425, and an increase in interest income of $100 due primarily to higher cash balances invested during the three months ended December 31, 2017 compared to the three months ended December 31, 2016.
Tax receivable agreement remeasurement. The tax receivable agreement remeasurement represents a reduction in the liability of amounts due pursuant the tax receivable agreement as a result of the Tax Act. For further information, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense is primarily attributable to $19,817 in income tax expense due to the transitional impacts of the Tax Act, which required us to adjust our deferred tax asset for the reduction in the federal statutory rate. For further information, see Note 5, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, there was an increase in RMR Inc.'s allocable share of taxable income from the operations of RMR LLC for the three months ended December 31, 2017 compared to the three months ended December 31, 2016.

Equity in losses of investees. Equity in losses of investees represents our proportionate share of losses from our 0.5% general partnership interest in a private fund managed by the Tremont business and our 19.2% equity interest in TRMT since its initial public offering on September 18, 2017.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2017 and September 30, 2017, we had cash and cash equivalents of $125,966 and $108,640, respectively. As of December 31, 2017 and September 30, 2017, $122,701 and $104,700, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations for the three months ended December 31, 2017.
Our current liabilities have historically included accounts payable and accrued expenses, including accrued employee compensation. As of December 31, 2017 and September 30, 2017, we had current liabilities of $60,215 and $26,414, respectively. The increase in current liabilities primarily reflects the timing of income tax payments and an increase in accrued employee compensation primarily related to annual bonuses historically paid during the last quarter of our fiscal year.
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
We currently intend to use our cash and cash flows to fund our working capital needs, pay our dividends and fund new business ventures. We believe that our cash on hand and operating cash flow will be sufficient to meet our operating needs for the next 12 months and for the reasonably foreseeable future. On December 22, 2017, the U.S. government enacted the Tax Act, which will lower our corporate income tax rate. Since we have a September 30 fiscal year end, the lower corporate income tax rate will be phased in, resulting in a federal statutory tax rate of approximately 24.5% for our fiscal year ending September 30, 2018, and 21.0% for subsequent fiscal years when the new tax rate will apply for our entire fiscal year. As a result of this reduction in our corporate income tax rate, we expect that our income tax obligations will be reduced and our net income and operating cash flows may increase.
During the three months ended December 31, 2017, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the minority owner of RMR LLC units aggregating $7,791. These dividends were funded by distributions from RMR LLC to holders of its membership units. See Note 8, Shareholders' Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
On January 19, 2018, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of January 29, 2018 and to the minority owner of RMR LLC's units, in the amount of $0.25 per Class A Common Share, Class B-1 Common Share and to the minority owner of RMR LLC's units. We expect this amount will total approximately $7,800. This dividend will be funded by a distribution from RMR LLC to holders of its membership units. We expect to pay this dividend on or about February 22, 2018 with cash on hand.
For the three months ended December 31, 2017, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $31,488, of which $16,333 was distributed to us and $15,155 was distributed to the minority owner of RMR LLC's units, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $16,333 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $15,155 distributed to the minority owner of RMR LLC's units was recorded as a reduction of its noncontrolling interest. We expect to use these funds distributed to us to fund our tax liabilities and our obligations under the tax receivable agreement described in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows
Our changes in cash flows for the three months ended December 31, 2017 compared to the comparable prior year period were as follows: (i) net cash from operating activities increased from $24,388 in the 2016 period to $40,458 in the 2017 period; (ii) net cash used in investing activities increased from $34 in the 2016 period to $186 in the 2017 period; and (iii) net cash used in financing activities increased from $15,348 in the 2016 period to $22,946 in the 2017 period.
The increase in net cash from operating activities for the three months ended December 31, 2017, compared to the same period in 2016 primarily reflects the net effect of changes in our working capital activities between the two periods. The increase in net cash used in investing activities for the three months ended December 31, 2017 compared to the same period in 2016 was due to an increase in the purchase of property and equipment. The increase in net cash used in financing activities for the three months ended December 31, 2017 compared to the same period in 2016 was primarily due to higher tax distributions to the minority owner of RMR LLC's units as a result of higher levels of taxable income.

Off Balance Sheet Arrangements
As of December 31, 2017 and September 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our tax receivable agreement with ABP Trust and reduced our liability by $24,710, which amount is presented on our condensed consolidated statements of comprehensive income for the three months ended December 31, 2017 as tax receivable agreement remeasurement. See Note Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report. As of December 31, 2017, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $37,288, of which we expect to pay $2,935 to ABP Trust during the fourth quarter of fiscal 2018.
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
Related Person Transactions
We have relationships and historical and continuing transactions with our Managing Directors and our Client Companies. For example, through their ownership of ABP Trust, our Managing Directors are our controlling shareholders and hold membership units of our subsidiary, RMR LLC; our Managing Directors serve as managing trustees of each Managed REIT and ILPT and as managing directors of TA and are the owners and directors of Sonesta; Mr. Barry M. Portnoy serves as managing director of Five Star; we are a party to the tax receivable agreement with ABP Trust; all of the executive officers of the Managed REITs and ILPT and many of the executive officers of the Managed Operators are our officers and employees; and, as of December 31, 2017, the Managed Equity REITs owned a majority of our outstanding Class A Common Shares. In addition, several of our Client Companies have material historical and ongoing relationships with our other Client Companies. For further information about these and other such relationships and related person transactions, please see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the SEC. Our filings with the SEC are available at the SEC’s website at www.sec.gov.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. OUR FORWARD LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS, INTENTS AND EXPECTATIONS WITH RESPECT TO, AMONG OTHER THINGS, OUR OPERATIONS AND FINANCIAL PERFORMANCE. OUR FORWARD LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF WORDS SUCH AS “OUTLOOK,” “BELIEVE,” “EXPECT,” “POTENTIAL,” “WILL,” “MAY,” “ESTIMATE,” “ANTICIPATE” AND DERIVATIVES OR NEGATIVES OF SUCH WORDS OR SIMILAR WORDS. SUCH FORWARD LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. ACCORDINGLY, THERE ARE OR WILL BE FACTORS THAT COULD CAUSE ACTUAL OUTCOMES OR RESULTS TO DIFFER MATERIALLY FROM THOSE STATED OR IMPLIED IN THESE STATEMENTS. WE BELIEVE THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING:

•	SUBSTANTIALLY ALL OF OUR REVENUES ARE DERIVED FROM SERVICES TO A LIMITED NUMBER OF CLIENT COMPANIES;

•	OUR REVENUES ARE HIGHLY VARIABLE;

•	CHANGING MARKET CONDITIONS, INCLUDING RISING INTEREST RATES MAY ADVERSELY IMPACT OUR CLIENT COMPANIES AND OUR BUSINESS WITH THEM;

•	POTENTIAL TERMINATIONS OF OUR MANAGEMENT AGREEMENTS WITH OUR CLIENT COMPANIES;

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
FOR EXAMPLE:

•
WE HAVE A LIMITED NUMBER OF CLIENT COMPANIES. WE HAVE LONG TERM CONTRACTS WITH OUR MANAGED EQUITY REITS AND WITH ILPT; HOWEVER, THE OTHER CONTRACTS UNDER WHICH WE EARN OUR REVENUES ARE FOR SHORTER TERMS, AND THE LONG TERM CONTRACTS WITH OUR MANAGED EQUITY REITS AND WITH ILPT MAY BE TERMINATED IN CERTAIN CIRCUMSTANCES. THE TERMINATION OR LOSS OF ANY OF OUR MANAGEMENT CONTRACTS MAY HAVE A MATERIAL ADVERSE IMPACT UPON OUR REVENUES, PROFITS, CASH FLOWS AND BUSINESS REPUTATION;

•
THE BASE BUSINESS MANAGEMENT FEES WE EARN FROM OUR MANAGED EQUITY REITS AND ILPT ARE CALCULATED BASED UPON THE LOWER OF EACH REIT’S COST OF ITS APPLICABLE ASSETS AND SUCH REIT’S MARKET CAPITALIZATION. THE MANAGEMENT FEES WE EARN FROM OUR MANAGED OPERATORS ARE CALCULATED BASED UPON CERTAIN REVENUES FROM EACH OPERATOR'S BUSINESS. ACCORDINGLY, OUR FUTURE REVENUES, INCOME AND CASH FLOWS WILL DECLINE IF THE BUSINESSES, ASSETS OR MARKET CAPITALIZATION OF OUR CLIENT COMPANIES DECLINE;

•
WE EARNED AGGREGATE INCENTIVE BUSINESS MANAGEMENT FEES OF $155.9 MILLION FROM CERTAIN MANAGED EQUITY REITS FOR THE CALENDAR YEAR 2017. THERE CAN BE NO ASSURANCE THAT WE WILL EARN ANY INCENTIVE BUSINESS MANAGEMENT FEES IN THE FUTURE. THE INCENTIVE BUSINESS MANAGEMENT FEES WHICH WE MAY EARN FROM OUR MANAGED EQUITY REITS ARE BASED UPON TOTAL RETURNS REALIZED BY THE REITS' SHAREHOLDERS, AS DEFINED, COMPARED TO THE SHAREHOLDERS TOTAL RETURN OF CERTAIN IDENTIFIED INDICES. WE HAVE LIMITED CONTROL OVER THE TOTAL RETURNS REALIZED BY SHAREHOLDERS OF OUR MANAGED EQUITY REITS AND NO CONTROL OVER INDEXED TOTAL RETURNS;

•
WE CURRENTLY INTEND TO PAY A REGULAR QUARTERLY DIVIDEND OF $0.25 PER CLASS A COMMON SHARE AND CLASS B-1 COMMON SHARE. OUR DIVIDENDS ARE DECLARED AND PAID AT THE DISCRETION OF OUR BOARD OF DIRECTORS. OUR BOARD MAY CONSIDER MANY FACTORS WHEN DECIDING WHETHER TO DECLARE AND PAY DIVIDENDS, INCLUDING OUR CURRENT AND PROJECTED EARNINGS, OUR CASH FLOWS AND ALTERNATIVE USES FOR ANY AVAILABLE CASH. OUR BOARD MAY DECIDE TO LOWER OR EVEN ELIMINATE OUR DIVIDENDS. THERE CAN BE NO ASSURANCE THAT WE WILL CONTINUE TO PAY ANY REGULAR DIVIDENDS OR WITH REGARD TO THE AMOUNT OF DIVIDENDS WE MAY PAY; AND

•
SIR RECENTLY LAUNCHED A NEW EQUITY REIT, ILPT, WHICH WE MANAGE, IN RESPONSE TO THE CHANGES THAT ARE OCCURRING IN THE METHODS AND LOCATIONS OF RETAIL SALES FROM STORES AND SHOPPING MALLS TO E-COMMERCE PLATFORMS. WE BELIEVE THAT THIS INDUSTRY CHANGE MAY INCREASE THE VALUE OF INDUSTRIAL AND LOGISTICS PROPERTIES. ILPT MAY NOT BE SUCCESSFUL AND THE EXPECTED INCREASE IN THE VALUE OF INDUSTRIAL AND LOGISTICS PROPERTIES THAT WE BELIEVE MAY OCCUR, MAY NOT OCCUR, OR IN FACT, MAY DECLINE.

THERE ARE OR WILL BE ADDITIONAL IMPORTANT FACTORS THAT COULD CAUSE BUSINESS OUTCOMES OR FINANCIAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED OR IMPLIED IN OUR FORWARD LOOKING STATEMENTS. FOR EXAMPLE, CHANGING MARKET CONDITIONS, INCLUDING RISING INTEREST RATES, MAY LOWER THE MARKET VALUE OF OUR MANAGED EQUITY REITS AND ILPT OR CAUSE THE REVENUES OF OUR MANAGED OPERATORS TO DECLINE AND, AS A RESULT, OUR REVENUES MAY DECLINE.
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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our Annual Report.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant*
3.2	Articles of Amendment, filed July 30, 2015*
3.3	Articles of Amendment, filed September 11, 2015*
3.4	Articles of Amendment, filed March 9, 2016**
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017***
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock****
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust*
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust*
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Select Income REIT*
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust*
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust*
10.1	Business Management Agreement, dated January 17, 2018, between Industrial Logistics Properties Trust and The RMR Group LLC******
10.2	Property Management Agreement, dated January 17, 2018, between Industrial Logistics Properties Trust and The RMR Group LLC*****
10.3	Agreement, dated November 29, 2017, by and among, the Registrant, TravelCenters of America LLC and Thomas M. O'Brien (Filed herewith.)
10.4	The RMR Group LLC Amended and Restated Operating Agreement, dated as of October 14, 2015, as updated December 22, 2017, by and among The RMR Group LLC and its Members. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Letter dated October 2, 2017, between The RMR Group LLC and Government Properties Income Trust, regarding Second Amended and Restated Property Management Agreement*****
99.2	Letter Agreement, dated January 17, 2018, between Select Income REIT and The RMR Group LLC******
99.3
Underwriting Agreement, dated January 11, 2018, among Industrial Logistics Properties Trust, The RMR Group LLC and the underwriters named therein, pertaining to the issuance and sale of up to 23,000,000 of Industrial Logistics Properties Trust’s common shares of beneficial interest******

101.1
The following materials from RMR Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2016.

***	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on September 15, 2017.

****	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.

*****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on December 12, 2017.

******	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on January 18, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: February 8, 2018