Form 10-Q
period 2018-03-31
RMR GROUP INC.
filed 2018-05-10
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

As of May 9, 2018, there were 15,174,463 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.
FORM 10-Q
March 31, 2018

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	March 31,	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$276,360	$108,640
Due from related parties	24,721	25,161
Prepaid and other current assets	8,428	7,092
Total current assets	309,509	140,893

Total property and equipment, net	2,728	3,276
Due from related parties, net of current portion	6,502	7,551
Equity method investments	11,585	12,162
Goodwill	1,859	1,859
Intangible assets, net of amortization	418	462
Deferred tax asset	25,092	45,541
Other assets, net of amortization	167,268	171,975
Total assets	$524,961	$383,719

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$50,212	$26,414
Total current liabilities	50,212	26,414
Long term portion of deferred rent payable, net of current portion	1,117	1,028
Amounts due pursuant to tax receivable agreement, net of current portion	34,354	59,063
Employer compensation liability, net of current portion	6,502	7,551
Total liabilities	92,185	94,056

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,174,463 shares issued and outstanding	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	98,217	95,878
Retained earnings	166,312	86,836
Cumulative other comprehensive income	83	84
Cumulative common distributions	(41,379)	(33,298)
Total shareholders’ equity	223,264	149,531
Noncontrolling interest	209,512	140,132
Total equity	432,776	289,663
Total liabilities and equity	$524,961	$383,719

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenues:
Management services	$46,559	$43,258	$95,129	$85,985
Incentive business management fees	—	—	155,881	52,407
Reimbursable payroll related and other costs	11,657	10,034	24,365	19,184
Advisory services	1,065	1,004	2,447	2,014
Total revenues	59,281	54,296	277,822	159,590

Expenses:
Compensation and benefits	28,073	22,983	54,270	45,287
Equity based compensation	1,217	1,566	3,938	2,494
Separation costs	136	—	136	—
Total compensation and benefits expense	29,426	24,549	58,344	47,781
General and administrative	7,024	6,453	13,730	12,294
Transaction and acquisition related costs	—	693	142	693
Depreciation and amortization	372	528	752	1,083
Total expenses	36,822	32,223	72,968	61,851
Operating income	22,459	22,073	204,854	97,739
Interest and other income	1,076	450	1,860	657
Tax receivable agreement remeasurement	—	—	24,710	—
Income before income tax expense and equity in losses of investees	23,535	22,523	231,424	98,396
Income tax expense	(3,681)	(4,610)	(52,024)	(20,283)
Equity in losses of investees	(212)	(165)	(434)	(165)
Net income	19,642	17,748	178,966	77,948
Net income attributable to noncontrolling interest	(11,286)	(10,865)	(99,490)	(47,555)
Net income attributable to RMR Inc.	$8,356	$6,883	$79,476	$30,393

Other comprehensive loss:
Foreign currency translation adjustments	$(1)	$10	(2)	(1)
Other comprehensive loss	(1)	10	(2)	(1)
Comprehensive income	19,641	17,758	178,964	77,947
Comprehensive income attributable to noncontrolling interest	(11,286)	(10,870)	(99,489)	(47,555)
Comprehensive income attributable to RMR Inc.	$8,355	$6,888	$79,475	$30,392

Weighted average common shares outstanding - basic	16,069	16,025	16,064	16,025
Weighted average common shares outstanding - diluted	16,105	16,042	16,095	16,036

Net income attributable to RMR Inc. per common share - basic	$0.52	$0.43	$4.92	$1.89
Net income attributable to RMR Inc. per common share - diluted	$0.52	$0.43	$4.91	$1.89

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(dollars in thousands)
(unaudited)

						Cumulative
	Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	Income	Distributions	Equity	Interest	Equity
Balance at September 30, 2017	$15	$1	$15	$95,878	$86,836	$84	$(33,298)	$149,531	$140,132	$289,663
Share grants, net	—	—	—	2,339	—	—	—	2,339	—	2,339
Net income	—	—	—	—	79,476	—	—	79,476	99,490	178,966
Fees from services provided prior to the Up-C Transaction	—	—	—	—	—	—	—	—	(128)	(128)
Tax distributions to Member	—	—	—	—	—	—	—	—	(22,481)	(22,481)
Common share distributions	—	—	—	—	—	—	(8,081)	(8,081)	(7,500)	(15,581)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)	(1)	(2)
Balance at March 31, 2018	$15	$1	$15	$98,217	$166,312	$83	$(41,379)	$223,264	$209,512	$432,776

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$178,966	$77,948
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	752	1,083
Straight line office rent	89	138
Amortization expense related to other asset	4,707	4,708
Deferred income taxes	20,449	2,496
Operating expenses paid in RMR Inc. common shares	2,467	875
Contingent consideration liability	(472)	(360)
Tax receivable agreement remeasurement	(24,710)	—
Distribution from equity method investments	143	—
Equity in losses of investees	434	165
Changes in assets and liabilities:
Due from related parties	(2,347)	1,193
Prepaid and other current assets	(1,336)	(2,343)
Accounts payable and accrued expenses	27,035	15,238
Due to related parties	—	—
Net cash from operating activities	206,177	101,141

Cash Flows from Investing Activities:
Purchase of property and equipment	(265)	(277)
Net cash used in investing activities	(265)	(277)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(29,981)	(25,598)
Distributions to common shareholders	(8,081)	(8,041)
Repurchase of common shares	(128)	—
Net cash used in financing activities	(38,190)	(33,639)

Effect of exchange rate fluctuations on cash and cash equivalents	(2)	(1)
Increase in cash and cash equivalents	167,720	67,224
Cash and cash equivalents at beginning of period	108,640	65,833
Cash and cash equivalents at end of period	$276,360	$133,057

Supplemental cash flow information:
Income taxes paid	$21,380	$16,551

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

As of March 31, 2018, RMR Inc. owns 15,174,463 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent 51.9% of the economic interest of RMR LLC as of March 31, 2018. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 48.1% of the economic interest of RMR LLC as of March 31, 2018, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, one of our Managing Trustees, is ABP Trust's sole trustee and owns a majority of ABP Trust's voting shares.

RMR LLC was founded in 1986 to manage public investments in real estate and, as of March 31, 2018, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC manages: Government Properties Income Trust, or GOV, a publicly traded real estate investment trust, or REIT, which primarily owns properties located throughout the United States that are majority leased to government tenants and office properties in the metropolitan Washington, D.C. market area that are leased to government and private sector tenants. Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotel and travel center properties; Industrial Logistics Properties Trust, or ILPT, a publicly traded REIT that primarily owns and leases industrial and logistics properties; Select Income REIT, or SIR, a publicly traded REIT that primarily owns properties that are leased to single tenants, and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns senior living, medical office and life science properties. GOV, HPT, ILPT, SIR and SNH are collectively referred to as the Managed Equity REITs. RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, convenience stores with retail gas stations and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust and its subsidiaries (ABP Trust and its subsidiaries are collectively referred to as ABP Trust).

RMR Advisors LLC, or RMR Advisors, an investment adviser registered with the Securities and Exchange Commission, or SEC, was founded in 2002. RMR Advisors is a wholly owned subsidiary of RMR LLC and is the adviser to RMR Real Estate Income Fund, or RIF. RIF is a closed end investment company focused on investing in real estate securities, including REITs and other dividend paying securities, but excluding our Client Companies, as defined below.

Tremont Realty Advisors LLC, or Tremont Advisors, an investment adviser registered with the SEC,was founded in 2016 in connection with the acquisition of certain assets of Tremont Realty Capital LLC, or the Tremont business. Tremont Advisors is a wholly owned subsidiary of RMR LLC that manages a private fund created for an institutional investor and other separately managed accounts that invest in commercial real estate debt, including secured mortgage debt, mezzanine financings and commercial real estate that may become owned by its clients. Tremont Advisors also manages Tremont Mortgage Trust, or TRMT, a publicly traded mortgage real estate investment trust that completed its initial public offering on September 18, 2017, or the TRMT IPO. TRMT focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate.

In these financial statements, we refer to the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC, ABP Trust and the clients of the Tremont business as our Client Companies. We refer to the Managed Equity REITs and TRMT collectively as the Managed REITs.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

The accompanying condensed consolidated financial statements of RMR Inc. are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, or our Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation.

Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

Note 2. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. The main provision of ASU No. 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risk and rewards transfer to the customer. The effective date for this ASU is for interim and annual reporting periods beginning after December 15, 2017. We plan to adopt ASU No. 2014-09 using the modified retrospective approach on October 1, 2018. We do not expect the adoption of this ASU to have a material impact on net income, though we are continuing our evaluation, most notably regarding the updated principal versus agent guidance within ASU 2014-09.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The effective date for RMR will be the first day of fiscal year 2020 and we are continuing to assess the potential impact the adoption of ASU No. 2016-02 will have on our condensed consolidated financial statements.

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

For the three months ended March 31, 2018 and 2017, we earned aggregate base business management fees from the Managed Equity REITs of $29,433 and $28,413, respectively. For the six months ended March 31, 2018 and 2017, we earned aggregate base business management fees from the Managed Equity REITs of $60,035 and $56,173, respectively.

Incentive Business Management Fees—Managed Equity REITs

We also may earn annual incentive business management fees from the Managed Equity REITs under the business management agreements. The incentive business management fees are contingent performance based fees which are only recognized when earned at the end of each respective measurement period. The incentive fees are calculated for each Managed Equity REIT as 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the relevant measurement period and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share, as defined in the applicable business management agreement, exceeded the applicable benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, as adjusted for net share issuances during the period and subject to caps on the values of the incentive fees. The measurement periods for the annual incentive business management fees in respect of calendar years 2017 and 2016 were the three calendar year periods that ended on December 31, 2017 and 2016, respectively. The annual incentive business management fees for calendar 2018 will be based on the three calendar year periods ended December 31, 2018, except for ILPT, whose annual incentive business management fee will be based on a shorter period subsequent to its initial public offering (January 12, 2018 through the calendar year ended December 31, 2018).

For the six months ended March 31, 2018 and 2017, we recognized aggregate incentive business management fees earned from the Managed Equity REITs of $155,881 and $52,407, respectively. Incentive business management fees are recognized as earned in the three months ended December 31, 2017 and 2016 as they relate to the calendar years 2017 and 2016, respectively.

Business Management Fees—Managed Operators, ABP Trust and AIC

We earn business management fees from the Managed Operators and ABP Trust pursuant to business management agreements equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. These fees are estimated and payable monthly in advance. We earn business management fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. We earned aggregate business management fees from the Managed Operators, ABP Trust and AIC of $6,466 and $6,183 for the three months ended March 31, 2018 and 2017, respectively, and $13,338 and $12,722 for the six months ended March 31, 2018 and 2017, respectively.

Property Management Fees

We earned property management fees pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements for property management services equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional property management fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $10,510 and $8,629 for the three months ended

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

March 31, 2018 and 2017, respectively, and $21,368 and $16,851 for the six months ended March 31, 2018 and 2017, respectively.

Reimbursable Payroll Related and Other Costs

Pursuant to certain of our management agreements, the companies to which we provide management services pay or reimburse us for expenses incurred on their behalf. We present certain payroll related and other cost reimbursements we receive as revenue. A significant portion of these reimbursable payroll related and other costs arise from services we provide pursuant to our property management agreements that are charged or passed through to, and paid by, tenants of our Client Companies. We realized reimbursable payroll related and other costs of $11,657 and $10,034 for the three months ended March 31, 2018 and 2017, respectively, and $24,365 and $19,184 for the six months ended March 31, 2018 and 2017, respectively.

Our reimbursable payroll related and other costs include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our condensed consolidated statements of comprehensive income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for all of our payroll related and other cost revenues. We realized equity based compensation expense and related reimbursements of $180 and $1,432 for the three months ended March 31, 2018 and 2017, respectively, and $2,335 and $2,494 for the six months ended March 31, 2018 and 2017, respectively.

Advisory Agreements, Management Agreement and Other Services to Advisory Clients

RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares, plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF. RMR Advisors earned advisory services revenue of $699 and $607 for the three months ended March 31, 2018 and 2017, respectively, and $1,428 and $1,213 for the six months ended March 31, 2018 and 2017, respectively.

Tremont Advisors is compensated pursuant to its agreement with a private fund at an annual rate of 0.35% of the weighted average outstanding balance of all strategic investments, as defined in the agreement, of the private fund. Prior to January 1, 2018, the fee was set at an annual rate of 1.35%. Strategic investments include any direct or indirect participating or non-participating debt investment in certain real estate. Tremont Advisors is also party to loan servicing agreements with its other separately managed account clients. Under such agreements, Tremont Advisors is compensated at an annual rate of 0.50% of the outstanding principal balance of the outstanding loans. In certain circumstances, Tremont Advisors is also entitled to performance fees based on exceeding certain performance targets. Performance fees are realized when a separately managed account client’s cumulative returns are in excess of the contractual preferred return. Tremont Advisors did not earn any performance fees for the three and six months ended March 31, 2018 and 2017.

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

Tremont Advisors earned advisory services revenue of $366 and $397 for the three months ended March 31, 2018 and 2017, respectively, and $1,019 and $801 for the six months ended March 31, 2018 and 2017, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

The Tremont business also acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned between 0.50% and 1.0% of the aggregate principal amounts of any loans so originated. The Tremont business earned fees for such origination services of $150 and $33 for the three months ended March 31, 2018 and 2017, respectively, and $388 and $239 for the six months ended March 31, 2018 and 2017, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.

Note 4. Equity Investments

As of March 31, 2018, Tremont Advisors owned 600,100, or approximately 19.2%, of TRMT's common shares, with a carrying value of $11,556 and a market value, based on quoted market prices, of $7,885 ($13.14 per share). We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence over, but not control, TRMT's most significant activities. Our share of net losses from our investment in TRMT included in equity in losses of investees in our condensed consolidated statements of comprehensive income for the three and six months ended March 31, 2018 was $198 and $399, respectively.

We also have a 0.5% general partnership interest in a private fund created for an institutional investor that is managed by Tremont Advisors. We account for this investment under the equity method of accounting and record our share of the investment's earnings or losses each period. As of March 31, 2018, our investment in the private fund had a carrying value of $29. Our share of net losses from the private fund included in equity in losses of investees in our condensed consolidated statements of comprehensive income for the three and six months ended March 31, 2018 was $14 and $35, respectively. In addition, the private fund made distributions to its partners for which our share for the three and six months ended March 31, 2018 was $93 and $143, respectively.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revised the U.S. corporate income tax system, by among other things, lowering corporate income tax rates. Since we have a September 30 fiscal year end, the lower corporate income tax rate of 21.0% will be phased in, resulting in a federal statutory tax rate of approximately 24.5% for our fiscal year ending September 30, 2018, and the new corporate income tax rate of 21.0% for subsequent fiscal years thereafter. The Tax Act reduction in the corporate income tax rate also caused us to adjust our deferred tax asset to the lower federal base rates, resulting in an increase in income tax expense of $19,817, or $1.23 per share, for the six months ended March 31, 2018.

For the three months ended March 31, 2018 and 2017, we recognized estimated income tax expense of $3,681 and $4,610, respectively, which includes $2,763 and $3,795, respectively, of U.S. federal income tax and $918 and $815, respectively, of state income taxes. For the six months ended March 31, 2018 and 2017, we recognized estimated income tax expense of $52,024 and $20,283, respectively, which includes $40,537 and $16,496, respectively, of U.S. federal income tax and $11,487 and $3,787, respectively, of state income taxes. We will monitor future interpretations of the Tax Act as they develop and accordingly, our estimates may change.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Income taxes computed at the federal statutory rate	24.5%	35.0%	24.5%	35.0%
State taxes, net of federal benefit	2.9%	2.4%	2.6%	2.5%
Tax Cuts and Jobs Act transitional impact (1)	—%	—%	8.6%	—%
Permanent items (2)	—%	—%	(2.6)%	—%
Net income attributable to noncontrolling interest	(11.8)%	(16.8)%	(10.6)%	(16.9)%
Total	15.6%	20.6%	22.5%	20.6%

(1)	Transitional impact is the $19,817 adjustment to our deferred tax asset due to the reduction in our corporate income tax rate under the Tax Act.

(2)	Permanent items include the $24,710 reduction in our liability related to the tax receivable agreement with ABP Trust discussed in Note 7.

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of March 31, 2018 and September 30, 2017, we had no uncertain tax positions.

Note 6. Fair Value of Financial Instruments

As of March 31, 2018 and September 30, 2017, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.

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

Level 1 Estimates

The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of March 31, 2018 and September 30, 2017:

	March 31,	September 30,
	2018	2017
Money market funds included in cash and cash equivalents	$275,034	$104,700
Current portion of due from related parties related to share based payment awards	2,251	4,910
Long term portion of due from related parties related to share based payment awards	6,502	7,551
Current portion of employer compensation liability related to share based payment awards included in accounts payable and accrued expenses	2,251	4,910
Long term portion of employer compensation liability related to share based payment awards	6,502	7,551

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

In August 2016, we acquired the Tremont business for total cash consideration of $2,466, plus contingent consideration of up to an additional $1,270 payable over a two year period following the acquisition date. The contingent consideration is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. The fair value of the contingent consideration as of March 31, 2018 and September 30, 2017 was $47 and $591, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets.

Note 7. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns a majority of ABP Trust's voting securities. As of March 31, 2018, Adam D. Portnoy beneficially owned, in aggregate, directly and indirectly through ABP Trust, (i) 165,235 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all of the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all of the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC.

Adam D. Portnoy is a Managing Trustee or Managing Director of each of the Managed REITs, Five Star and TA, and he is an owner and Director of Sonesta. Jennifer B. Clark is a Managing Trustee of SNH and a Director of Sonesta. Other officers of ours serve as Managing Trustees or Managing Directors of certain of the Managed REITs and TA. Upon completion of the ILPT initial public offering in January 2018, certain managing trustees and the executive officers of ILPT are officers and employees of us and RMR LLC. As of March 31, 2018, GOV, HPT, SIR and SNH owned 1,214,225, 2,503,777, 1,586,836 and 2,637,408 of our Class A Common Shares, respectively, and Adam D. Portnoy beneficially owned, in aggregate, directly and indirectly through ABP Trust, 36.4% of Five Star’s outstanding common shares, 1.9% of GOV’s common shares, 1.5% of HPT’s outstanding common shares, less than 1% of ILPT’s outstanding common shares, 1.9% of SIR’s outstanding common shares and 1.3% of SNH’s outstanding common shares, 2.2% of RIF’s outstanding common shares and less than 1% of TA’s outstanding common shares and we owned (through Tremont Advisors) 19.2% of TRMT's outstanding common shares.

All of the executive officers of the Managed REITs and AIC and many of the executive officers of the Managed Operators and RIF are also officers of RMR LLC.

Additional information about our related person transactions appears in Note 8 below and in our Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Revenues from Related Parties
For the three and six months ended March 31, 2018 and 2017, we recognized total revenues from related parties as set forth in the following table:

	Three Months Ended March 31,				Six Months Ended March 31,
	2018		2017		2018		2017
	$	%	$	%	$	%	$	%
Managed Equity REITs:
GOV	$13,231	22.3%	$8,938	16.4%	$26,740	9.6%	$17,163	10.7%
HPT	10,058	17.0%	10,792	19.9%	96,124	34.6%	73,520	46.1%
ILPT	2,991	5.0%	—	—%	2,991	1.1%	—	—%
SIR	8,548	14.4%	11,062	20.4%	45,537	16.4%	22,019	13.8%
SNH	14,896	25.1%	15,156	27.9%	86,442	31.1%	29,780	18.7%
	49,724	83.8%	45,948	84.6%	257,834	92.8%	142,482	89.3%

Managed Operators:
Five Star	2,388	4.0%	2,403	4.4%	5,078	1.8%	4,767	3.0%
Sonesta	696	1.2%	531	1.0%	1,264	0.5%	1,074	0.7%
TA	3,484	5.9%	3,357	6.2%	7,255	2.6%	7,163	4.4%
	6,568	11.1%	6,291	11.6%	13,597	4.9%	13,004	8.1%

Other:
ABP Trust	1,331	2.2%	960	1.8%	2,610	1.0%	1,731	1.1%
AIC	60	0.1%	60	0.1%	120	—%	120	—%
RIF	699	1.3%	607	1.1%	1,428	0.5%	1,213	0.8%
TRMT	642	1.1%	—	—%	1,348	0.5%	—	—%
	2,732	4.7%	1,627	3.0%	5,506	2.0%	3,064	1.9%
Total revenues from related parties	59,024	99.6%	53,866	99.2%	276,937	99.7%	158,550	99.3%
Other unrelated parties	257	0.4%	430	0.8%	885	0.3%	1,040	0.7%
	$59,281	100.0%	$54,296	100.0%	$277,822	100.0%	$159,590	100.0%

On December 31, 2017, RMR LLC earned incentive business management fees from HPT, SIR and SNH of $74,572, $25,569 and $55,740, respectively, pursuant to its business management agreements with HPT, SIR and SNH. HPT, SIR and SNH paid these incentive fees to us in January 2018. On December 31, 2016, RMR LLC earned a $52,407 incentive business management fee from HPT pursuant to its business management agreement with HPT. HPT paid this incentive fee to us in January 2017. All of these incentive fees are included in the table above. These incentive fees are calculated annually at the end of each calendar year.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table represents amounts due from related parties:

	March 31,	September 30,
	2018	2017
Managed Equity REITs:
GOV	$7,266	$6,369
HPT	6,674	7,968
ILPT	1,351	—
SIR	5,094	7,351
SNH	7,951	9,550
	28,336	31,238

Managed Operators:
Five Star	351	305
Sonesta	27	1
TA	502	444
	880	750

Other Client Companies:
ABP Trust	639	551
AIC	20	22
RIF	36	36
TRMT	1,312	115
	2,007	724
	$31,223	$32,712

Leases

As of March 31, 2018, RMR LLC leased from ABP Trust and certain Managed REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,256 and $1,059 for the three months ended March 31, 2018 and 2017, respectively, and $2,284 and $2,109 for the six months ended March 31, 2018 and 2017, respectively.

Tax Related Payments

Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our tax receivable agreement with ABP Trust and reduced our liability by $24,710, or $1.53 per share, which is presented on our condensed consolidated statements of comprehensive income for the six months ended March 31, 2018 as tax receivable agreement remeasurement. As of March 31, 2018, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $37,289, including $2,935 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2018.

Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the assumed tax liabilities of its members. For the six months ended March 31, 2018 and 2017, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $46,710 and $37,500, respectively, of which $24,229 and $19,402, respectively, was distributed to us and $22,481 and $18,098, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.

Other
Barry M. Portnoy, a Managing Director of the Company, died on February 25, 2018.  Mr. Barry Portnoy also served as a Managing Trustee or Managing Director of the Managed REITs, Managed Operators and RIF, and as a Director of Sonesta International Hotels Corporation.  Pursuant to the terms of the share award agreements, upon Mr. Barry Portnoy’s death, all of his then unvested shares of The RMR Group Inc. were immediately vested; this resulted in our recognizing $466 of equity based compensation for the three months ended March 31, 2018.

On March 29, 2018, David J. Hegarty announced his resignation from his position as an Executive Vice President of RMR LLC and as president and chief operating officer of SNH effective April 30, 2018. In connection with his retirement, RMR LLC entered into a retirement agreement with Mr. Hegarty on March 29, 2018. Pursuant to his retirement agreement, Mr. Hegarty will remain an employee of RMR LLC until September 30, 2018 or such earlier date as he may elect. Under Mr. Hegarty’s retirement agreement, RMR LLC will pay him a cash payment in the amount of $1,250 following his resignation as an Executive Vice President of RMR LLC on April 30, 2018 and another cash payment in the amount of $1,250 following his resignation as an employee of RMR LLC, in each case, subject to RMR LLC’s receipt of a waiver and release. We will recognize these cash payments, net of amounts previously accrued, over Mr. Hegarty's remaining service period as Executive VP of RMR LLC, with the costs presented as separation costs on our condensed consolidated statements of comprehensive income. In addition, all of our unvested Class A Common Shares previously awarded to Mr. Hegarty will fully accelerate upon the date of his retirement from RMR LLC, subject to conditions. For the three and six months ended March 31, 2018, we recorded $136 in separation costs and $316 in equity based compensation expense related to Mr. Hegarty's retirement agreement. Pursuant to his retirement agreement, Mr. Hegarty agreed that, as long as he owns shares in us, he will vote those shares at shareholders’ meetings in favor of nominees for director and proposals recommended by our Board of Directors. RMR LLC agreed to recommend to the board of trustees or board of directors, as applicable, of each Managed Equity REIT, TA and FVE that all of the unvested shares he owns of such company will fully accelerate upon his resignation as an employee of RMR LLC, subject to conditions, and Mr. Hegarty made similar agreements, for the benefit of those companies, regarding voting of his shares of those companies. Mr. Hegarty’s retirement agreement contains other terms and conditions, including cooperation, confidentiality, non-solicitation, non-competition and other covenants, and a waiver and release.

Effective December 31, 2017, Thomas M. O’Brien resigned from his position as an Executive Vice President and employee of RMR LLC and as president, chief executive officer and a managing director of TA. In connection with Mr. O’Brien’s resignation, RMR LLC and TA entered into a retirement agreement with Mr. O’Brien on November 29, 2017. Under Mr. O'Brien's retirement agreement, all 5,600 of our unvested Class A Common Shares previously awarded to Mr. O’Brien were fully accelerated on December 31, 2017, and we recorded $332, the aggregate value of those shares on such date, as equity based compensation expense for the three months ended December 31, 2017. Pursuant to his retirement agreement, Mr. O’Brien granted to TA or its nominee a right of first refusal in the event he determines to sell any of his shares of TA, pursuant to which TA may elect during a specified period to purchase those shares at the average closing price per share for the ten trading days preceding the date of Mr. O'Brien's written notice to TA. In the event that TA declines to exercise its purchase right, RMR LLC may elect to purchase such shares at the price offered to TA. Mr. O’Brien also agreed that, as long as he owns shares in us, he will vote those shares at shareholders’ meetings in favor of nominees for director and proposals recommended by TA's Board of Directors. Mr. O’Brien made similar agreements regarding the voting of shares he owns of each Managed Equity REIT, TA and FVE for the benefit of those companies, respectively. Mr. O’Brien’s retirement agreement contains other terms and conditions, including cooperation, confidentiality, non-solicitation, non-competition and other covenants, and a waiver and release. Mr. O’Brien’s retirement agreement also contains certain terms relating to his service as president and chief executive officer of TA and compensation payable to him by TA.

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

On February 22, 2018, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,040. This dividend was paid to our shareholders of record as of the close of business on January 29, 2018. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,790, of which $4,040 was distributed to us based on our then aggregate ownership of 16,162,338 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.

On April 19, 2018, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of April 30, 2018, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,044. This dividend will be funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,794, of which $4,044 will be distributed to us based on our expected then aggregate ownership of 16,174,463 membership units of RMR LLC and $3,750 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. We expect to pay this dividend on or about May 17, 2018.

Repurchases

On January 2, 2018, we purchased 1,728 of our common shares valued at $59.30 per common share, the closing price of our common shares on Nasdaq on January 2, 2018, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. The aggregate value of the withheld and repurchased shares was $103, which is reflected as a decrease to shareholders' equity in our condensed consolidated balance sheet. In connection with the acquisition of 1,728 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 1,728 Class A Units from RMR Inc.

On March 28, 2018, we purchased 375 of our common shares valued at $69.10 per common share, the closing price of our common shares on Nasdaq on March 28, 2018, from one of our directors in satisfaction of tax withholding and payment obligations in connection with the issuance of awards of our common shares. The aggregate value of the withheld and repurchased shares was $25, which is reflected as a decrease to shareholders' equity in our condensed consolidated balance sheet. In connection with the acquisition of 375 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 375 Class A Units from RMR Inc.

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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Basic EPS
Numerator:
Net income attributable to RMR Inc.	$8,356	$6,883	$79,476	$30,393
Income attributable to unvested participating securities	(49)	(14)	(487)	(29)
Net income attributable to RMR Inc. used in calculating basic EPS	$8,307	$6,869	$78,989	$30,364
Denominator:
Weighted average common shares outstanding - basic	16,069	16,025	16,064	16,025
Net income attributable to RMR Inc. per common share - basic	$0.52	$0.43	$4.92	$1.89

Diluted EPS
Numerator:
Net income attributable to RMR Inc.	$8,356	$6,883	$79,476	$30,393
Income attributable to unvested participating securities	(49)	(14)	(487)	(29)
Net income attributable to RMR Inc. used in calculating diluted EPS	$8,307	$6,869	$78,989	$30,364
Denominator:
Weighted average common shares outstanding - basic	16,069	16,025	16,064	16,025
Dilutive effect of incremental unvested shares	36	17	31	11
Weighted average common shares outstanding - diluted	16,105	16,042	16,095	16,036
Net income attributable to RMR Inc. per common share - diluted	$0.52	$0.43	$4.91	$1.89

The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one for one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, our Class B-2 Common Shares “paired” with such unit is cancelled for no additional consideration. If all outstanding Class A Units that we do not own had been redeemed for our Class A Common Shares in the periods presented, our Class A Common Shares outstanding as of March 31, 2018, would have been 30,174,463. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

Note 10. Net Income Attributable to RMR Inc.

Net income attributable to RMR Inc. for the three and six months ended March 31, 2018 and 2017, is calculated as follows:

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Income before income tax expense and equity in losses of investees	$23,535	$22,523	$231,424	$98,396
Add: RMR Inc. franchise tax expense and interest income	125	155	284	309
Less: tax receivable agreement remeasurement	—	—	(24,710)	—
Less: equity in losses of investees	(212)	(165)	(434)	(165)
Less: fees from services provided prior to the UP-C Transaction	—	—	(128)	—
Net income before noncontrolling interest	23,448	22,513	206,436	98,540
Less: noncontrolling interest	(11,286)	(10,865)	(99,362)	(47,555)
Net income attributable to RMR Inc. before income tax expense	12,162	11,648	107,074	50,985
Add: tax receivable agreement remeasurement	—	—	24,710	—
Less: income tax expense attributable to RMR Inc.	(3,681)	(4,610)	(52,024)	(20,283)
Less: RMR Inc. franchise tax expense and interest income	(125)	(155)	(284)	(309)
Net income attributable to RMR Inc.	$8,356	$6,883	$79,476	$30,393
Note 11. Segment Reporting

We have one separately reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

	Three Months Ended March 31, 2018
		All Other
	RMR LLC(1)	Operations	Total
Revenues:
Management services	$46,559	$—	$46,559
Reimbursable payroll related and other costs	11,026	631	11,657
Advisory services	—	1,065	1,065
Total revenues	57,585	1,696	59,281
Expenses:
Compensation and benefits	26,620	1,453	28,073
Equity based compensation	1,204	13	1,217
Separation costs	136	—	136
Total compensation and benefits expense	27,960	1,466	29,426
General and administrative	6,022	1,002	7,024
Depreciation and amortization	350	22	372
Total expenses	34,332	2,490	36,822
Operating income (loss)	23,253	(794)	22,459
Interest and other income	999	77	1,076
Income (loss) before income tax expense and equity in losses of investees	24,252	(717)	23,535
Income tax expense	—	(3,681)	(3,681)
Equity in losses of investees	13	(225)	(212)
Net income (loss)	$24,265	$(4,623)	$19,642

Total Assets:	$463,931	$61,030	$524,961
(1) Intersegment revenues of $954 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Six Months Ended March 31, 2018
		All Other
	RMR LLC(1)	Operations	Total
Revenues:
Management services	$95,129	$—	$95,129
Incentive business management fees	155,881	—	155,881
Reimbursable payroll related and other costs	23,115	1,250	24,365
Advisory services	—	2,447	2,447
Total revenues	274,125	3,697	277,822
Expenses:
Compensation and benefits	51,368	2,902	54,270
Equity based compensation	3,911	27	3,938
Separation costs	136	—	136
Total compensation and benefits expense	55,415	2,929	58,344
General and administrative	11,678	2,052	13,730
Transaction and acquisition related costs	—	142	142
Depreciation and amortization	708	44	752
Total expenses	67,801	5,167	72,968
Operating income (loss)	206,324	(1,470)	204,854
Interest and other income	1,725	135	1,860
Tax receivable agreement remeasurement	—	24,710	24,710
Income before income tax expense and equity in losses of investees	208,049	23,375	231,424
Income tax expense	—	(52,024)	(52,024)
Equity in losses of investees	$34	$(468)	$(434)
Net income (loss)	$208,083	$(29,117)	$178,966

Total Assets:	$463,931	$61,030	$524,961
(1) Intersegment revenues of $1,907 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2017
		All Other
	RMR LLC(1)	Operations	Total
Revenues:
Management services	$43,258	$—	$43,258
Reimbursable payroll related and other costs	10,034	—	10,034
Advisory services	—	1,004	1,004
Total revenues	53,292	1,004	54,296
Expenses:
Compensation and benefits	22,500	483	22,983
Equity based compensation	1,566	—	1,566
Total compensation and benefits expense	24,066	483	24,549
General and administrative	6,099	354	6,453
Transaction and acquisition related costs	693	—	693
Depreciation and amortization	382	146	528
Total expenses	31,240	983	32,223
Operating income (loss)	22,052	21	22,073
Interest and other income	181	269	450
Income (loss) before income tax expense and equity in losses of investees	22,233	290	22,523
Income tax expense	—	(4,610)	(4,610)
Equity in losses of investees	$—	$(165)	$(165)
Net income (loss)	$22,233	$(4,485)	$17,748

Total Assets:	$335,364	$60,225	$395,589
(1) Intersegment revenues of $120 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

	Six Months Ended March 31, 2017
		All Other
	RMR LLC(1)	Operations	Total
Revenues:
Management services	$85,985	$—	$85,985
Incentive business management fees	52,407	—	52,407
Reimbursable payroll related and other costs	19,184	—	19,184
Advisory services	—	2,014	2,014
Total revenues	157,576	2,014	159,590
Expenses:
Compensation and benefits	44,260	1,027	45,287
Equity based compensation	2,494	—	2,494
Total compensation and benefits expense	46,754	1,027	47,781
General and administrative	11,789	505	12,294
Transaction and acquisition related costs	693	—	693
Depreciation and amortization	751	332	1,083
Total expenses	59,987	1,864	61,851
Operating income (loss)	97,589	150	97,739
Interest and other income	280	377	657
Income before income tax expense and equity in losses of investees	97,869	527	98,396
Income tax expense	—	(20,283)	(20,283)
Equity in losses of investees	$—	$(165)	$(165)
Net income (loss)	$97,869	$(19,921)	$77,948

Total Assets:	$335,364	$60,225	$395,589

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

OVERVIEW (dollars in thousands)
RMR Inc. is a holding company; substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of March 31, 2018, the over 1,700 properties that RMR LLC manages are located in 48 states, Washington, D.C., Puerto Rico and Canada and they are principally owned by the Managed Equity REITs.
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
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are principally based upon the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed Equity REIT: a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of March 31, 2018 and 2017, as applicable:

		Lesser of Historical Cost of Assets Under
		Total Market Capitalization
		As of March 31,
REIT	Primary Strategy	2018	2017
GOV	Office properties leased to government and private sector tenants	$3,584,960	$2,223,261
HPT	Hotels and travel centers	8,300,521	8,909,423
ILPT	Industrial and logistics properties	1,452,901	—
SIR	Land and properties primarily leased to single tenants	3,437,363	4,693,229
SNH	Senior living, medical office and life science properties	7,405,208	8,241,673
		$24,180,953	$24,067,586
Base business management fees payable to us by the Managed Equity REITs are calculated monthly based upon the lesser of the average historical cost of each Managed Equity REIT's assets under management or its average market capitalization, as calculated in accordance with the applicable business management agreement. A Managed Equity REIT's historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed Equity REIT’s historical cost of assets under management does not include the cost of shares it owns of another Client Company. A Managed Equity REIT's average market capitalization includes the average value of the Managed Equity REIT's outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the three and six months ended March 31, 2018 and 2017 may differ from the basis at the end of the periods presented in the table above. As of March 31, 2018, the market capitalization was lower than the historical costs of assets under management for HPT and SNH; the historical costs of assets under management for HPT and SNH as of March 31, 2018, were $9,991,688 and $8,543,018, respectively. For GOV, ILPT and SIR, the historical costs of assets under management were lower than their market capitalization of $3,616,572, $1,672,952 and $3,462,202, respectively, calculated as of March 31, 2018.
The fee revenues we earned from the Managed Equity REITs for the three and six months ended March 31, 2018 and 2017 are set forth in the following tables:

	Three Months Ended March 31, 2018 (1)				Three Months Ended March 31, 2017 (1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
GOV	$4,508	$—	$3,649	$8,157	$2,788	$—	$2,481	$5,269
HPT	9,902	—	13	9,915	10,325	—	9	10,334
ILPT	1,482	—	967	2,449	—	—	—	—
SIR	4,416	—	2,546	6,962	5,639	—	3,194	8,833
SNH	9,125	—	2,852	11,977	9,661	—	2,618	12,279
	$29,433	$—	$10,027	$39,460	$28,413	$—	$8,302	$36,715

	Six Months Ended March 31, 2018 (1)				Six Months Ended March 31, 2017 (1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
GOV	$8,817	$—	$7,936	$16,753	$5,480	$—	$4,819	$10,299
HPT	20,489	74,572	25	95,086	20,026	52,407	30	72,463
ILPT	1,482	—	967	2,449	—	—	—	—
SIR	10,244	25,569	5,693	41,506	11,296	—	6,389	17,685
SNH	19,003	55,740	5,769	80,512	19,371	—	5,063	24,434
	$60,035	$155,881	$20,390	$236,306	$56,173	$52,407	$16,301	$124,881

(1)	Excludes reimbursable payroll related and other costs.

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

	Three Months Ended March 31, (1)		Six Months Ended March 31, (1)
Company	2018	2017	2018	2017
ABP Trust	$550	$359	$1,116	$609
AIC	60	60	120	120
Five Star	2,326	2,334	4,894	4,618
Sonesta	633	500	1,201	1,043
TA	3,380	3,257	6,985	6,882
	$6,949	$6,510	$14,316	$13,272

(1)
Includes business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll related and other costs.

RMR Advisors, Tremont Advisors and the Tremont Business
RMR Advisors, an SEC registered investment adviser, provides advisory services to RIF, a registered closed end investment company, and earns fees based upon the fair market value of the gross assets owned by RIF, including assets acquired with the use of debt or other leverage. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $310,551 and $271,684 at March 31, 2018 and 2017, respectively. The advisory fees earned by RMR Advisors included in our revenue were $699 and $607 for the three months ended March 31, 2018 and 2017, respectively, and $1,428 and $1,213 for the six months ended March 31, 2018 and 2017, respectively.
Tremont Advisors, an SEC registered investment adviser, manages a private fund created for an institutional investor and other separately managed accounts that invest in commercial real estate debt, including secured mortgage debt, mezzanine financings and commercial real estate that may become owned by its clients. Tremont Advisors also manages TRMT, a publicly traded mortgage real estate investment trust that completed its initial public offering on September 18, 2017. TRMT focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont Advisors owns 600,100 of TRMT's common shares, or approximately 19.2% of its outstanding common shares as of March 31, 2018, and earns fees equal to 1.5% of TRMT's equity. Tremont Advisors earned advisory services revenue of $366 and $397 for the three months ended March 31, 2018 and 2017, respectively, and $1,019 and $801 for the six months ended March 31, 2018 and 2017, respectively.
The Tremont business acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned between 0.50% and 1.0% of the aggregate principal amounts of any loans so originated. The Tremont business earned fees for such origination services of $150 and $33 for the three months ended March 31, 2018 and 2017, respectively, and $388 and $239 for the six months ended March 31, 2018 and 2017, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.
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
At present we believe that the current interest rates perceived to be at historically low rates that are available for real estate purchase financing may be causing real estate valuations to exceed replacement cost for some properties in certain markets; and, accordingly, we believe property acquisitions should be undertaken on a selective basis. We also believe that because of the diversity of properties which our Client Companies own and operate there should be opportunities for growth in selected property types and locations and that we and our Client Companies should maintain financial flexibility using only reasonable amounts of debt so as to take advantage of growth opportunities which come to our and their attention. An example of present investment opportunities available in the real estate market today and of a way we hope we benefit from such opportunities is as follows: We believe that the change in the methods and locations of retail sales from stores and shopping malls to e-commerce platforms may increase the value of industrial and logistics properties. On January 17, 2018, SIR launched an equity REIT, ILPT, that it formed to focus on the ownership and leasing of industrial and logistics properties throughout the U.S. ILPT is our fifth Managed Equity REIT.
Please see “Risk Factors” in Item 1A of our Annual Report for a discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended March 31, 2018, Compared to the Three Months Ended March 31, 2017
The following table presents the changes in our operating results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Revenues:
Management services	$46,559	$43,258	$3,301	7.6%
Reimbursable payroll related and other costs	11,657	10,034	1,623	16.2%
Advisory services	1,065	1,004	61	6.1%
Total revenues	59,281	54,296	4,985	9.2%

Expenses:
Compensation and benefits	28,073	22,983	5,090	22.1%
Equity based compensation	1,217	1,566	(349)	(22.3)%
Separation costs	136	—	136	100.0%
Total compensation and benefits expense	29,426	24,549	4,877	19.9%
General and administrative	7,024	6,453	571	8.8%
Transaction and acquisition related costs	—	693	(693)	(100.0)%
Depreciation and amortization	372	528	(156)	(29.5)%
Total expenses	36,822	32,223	4,599	14.3%
Operating income	22,459	22,073	386	1.7%
Interest and other income	1,076	450	626	139.1%
Income before income tax expense and equity in losses of investees	23,535	22,523	1,012	4.5%
Income tax expense	(3,681)	(4,610)	929	(20.2)%
Equity in losses of investees	(212)	(165)	(47)	(28.5)%
Net income	19,642	17,748	1,894	10.7%
Net income attributable to noncontrolling interest	(11,286)	(10,865)	(421)	(3.9)%
Net income attributable to RMR Inc.	$8,356	$6,883	$1,473	21.4%
Management services revenue. For the three months ended March 31, 2018 and 2017, we earned base business and property management services revenue from the following sources:

	Three Months Ended March 31,
Source	2018	2017	Change
Managed Equity REITs	$39,460	$36,715	$2,745
Managed Operators	6,339	6,091	248
Other Client Companies	760	452	308
Total	$46,559	$43,258	$3,301

Management services revenue increased $3,301 due primarily to (i) an increase of $1,020 in base business management fees from the Managed Equity REITs largely due to GOV's acquisition of First Potomac Realty Trust, or FPO, in October 2017, offset by declines in the average market capitalization of HPT and SNH; and (ii) an increase of $1,725 in property management fees at the Managed Equity REITs due to increases in the number of properties to which we provide property management services.
Reimbursable payroll related and other costs revenue. Reimbursable payroll related and other costs revenue is primarily attributable to amounts reimbursed to us by the Managed Equity REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable payroll related and other costs arise from services we provide that are paid or reimbursed to the Managed Equity REITs by their tenants. Reimbursable payroll related and other costs revenue for the three months ended March 31, 2018 and 2017 also includes recognition of non-cash share based compensation granted to some of our employees of $180 and

$1,432, respectively. Reimbursable payroll related and other costs revenue increased $1,623 due primarily to increases in the number of properties we managed for the Managed Equity REITs and the related increase in the number of our employees and their associated compensation and benefits, which is primarily driven by GOV's acquisition of FPO, as well as regular increases in employee compensation and benefits for which we receive reimbursement.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF and the fees Tremont Advisors earns from managing TRMT and the clients of the Tremont business. These fees increased by $61, primarily due to revenues earned from TRMT subsequent to its initial public offering in September 2017 of $259 and from RIF due to its rights offering of common equity, also in September 2017, of $91, partially offset by a decrease in revenues of $289 as a private fund managed by Tremont Advisors winds down.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $5,090 primarily due to increased staffing as a result of increases in the number of properties we manage for the Managed Equity REITs, as well as annual employee salary and benefits increases.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and our Client Companies. Equity based compensation decreased $349 primarily due to overall declines of the share prices of our Managed Equity REITs, partially offset by the vesting of RMR Inc. share awards of $902, of which $782 represents the accelerated vesting of RMR Inc. share awards related to two former employees, as discussed in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Separation costs. Separation costs consists of employment termination costs related to certain executive officers. For further information about these costs and related person transactions, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative expenses increased $571 primarily due to increases in professional fees, rent expense resulting from expansion of our operations to support the increase in the number of properties we manage, and appreciation in the value of annual RMR Inc. share awards made to our Directors.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $693 due to costs related to potential strategic opportunities incurred in 2017.
Depreciation and amortization. Depreciation and amortization expense decreased $156 primarily as a result of the intangible assets related to our acquisition of the Tremont business in August 2016 becoming fully amortized.
Interest and other income. Interest and other income increased $626 primarily due to the combination of higher stated interest rates and increased cash balances invested during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.
Income tax expense. The decrease in income tax expense of $929 is primarily attributable to the Tax Act, which reduced our Federal rate from 35% to 21% as of January 1, 2018. For further information, see Note 5, Income Taxes, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Equity in losses of investees. Equity in losses of investees represents our proportionate share of losses from our 0.5% general partnership interest in a private fund managed by Tremont Advisors and our 19.2% equity interest in TRMT since the completion of its initial public offering and concurrent private placement to us on September 18, 2017.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust.

Six Months Ended March 31, 2018, Compared to the Six Months Ended March 31, 2017
The following table presents the changes in our operating results for the six months ended March 31, 2018 compared to the six months ended March 31, 2017:

	Six Months Ended March 31,
	2018	2017	$ Change	% Change
Revenues:
Management services	$95,129	$85,985	$9,144	10.6%
Incentive business management fees	155,881	52,407	103,474	197.4%
Reimbursable payroll related and other costs	24,365	19,184	5,181	27.0%
Advisory services	2,447	2,014	433	21.5%
Total revenues	277,822	159,590	118,232	74.1%

Expenses:
Compensation and benefits	54,270	45,015	9,255	20.6%
Equity based compensation	3,938	2,766	1,172	42.4%
Separation costs	136	—	136	100.0%
Total compensation and benefits expense	58,344	47,781	10,563	22.1%
General and administrative	13,730	12,294	1,436	11.7%
Transaction and acquisition related costs	142	693	(551)	(79.5)%
Depreciation and amortization	752	1,083	(331)	(30.6)%
Total expenses	72,968	61,851	11,117	18.0%
Operating income	204,854	97,739	107,115	109.6%
Interest and other income	1,860	657	1,203	183.1%
Tax receivable agreement remeasurement	24,710	—	24,710	100.0%
Income before income tax expense and equity in earnings of investees	231,424	98,396	133,028	135.2%
Income tax expense	(52,024)	(20,283)	(31,741)	(156.5)%
Equity in earnings of investees	(434)	(165)	(269)	(163.0)%
Net income	178,966	77,948	101,018	129.6%
Net income attributable to noncontrolling interest	(99,490)	(47,555)	(51,935)	(109.2)%
Net income attributable to RMR Inc.	$79,476	$30,393	$49,083	161.5%

Management services revenue. For the six months ended March 31, 2018 and 2017, we earned base business and property management services revenue from the following sources:

	Six Months Ended March 31,
Source	2018	2017	Change
Managed Equity REITs	$80,425	$72,474	$7,951
Managed Operators	13,080	12,543	537
Other Client Companies	1,624	968	656
Total	$95,129	$85,985	$9,144

Management services revenue increased $9,144 primarily due to an increase of (i) $3,862 in base business management fees from the Managed Equity REITs largely due to GOV's acquisition of FPO in October 2017; and (ii) an increase of $4,536 in property management fees and construction management fees at the Managed Equity REITs and ABP Trust primarily due to increases in the number of properties to which we provide property management and the volume of construction projects managed.
Incentive business management fees. Incentive business management fees are contingent performance based fees which are recognized in our first fiscal quarter when amounts, if any, for the applicable measurement periods become known and the incentive business management fees are earned. Incentive business management fees for the six months ended March 31, 2018, include fees earned from HPT, SIR and SNH of $74,572, $25,569 and $55,740, respectively, for the calendar year 2017.

Incentive business management fees for the six months ended March 31, 2017, include fees earned from HPT of $52,407 for the calendar year 2016.
Reimbursable payroll related and other costs revenue. Reimbursable payroll related and other costs revenue for the six months ended March 31, 2018 and 2017 includes recognition of non-cash share based compensation granted to some of our employees of $2,335 and $2,494, respectively. Reimbursable payroll related and other costs revenue increased $5,181 due primarily to increases in the number of properties we managed for the Managed Equity REITs and the related increase in the number of our employees and their associated compensation and benefits, which is primarily driven by GOV's acquisition of FPO, as well as regular increases in employee compensation and benefits for which we receive reimbursement.
Advisory services revenue. Advisory services revenue increased $433, primarily due to revenue earned from TRMT subsequent to its initial public offering in September 2017.
Compensation and benefits. Compensation and benefits expense increased $9,255 primarily due to increased staffing as a result of increases in the number of properties we manage for the Managed Equity REITs, as well as annual employee salary and benefits increases.
Equity based compensation. Equity based compensation increased $1,172 primarily due to the accelerated vesting of share awards for three of our former employees of $1,033, as discussed in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Separation costs. Separation costs consists of employment termination costs related to executive officers. For further information about these costs and related person transactions, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
General and administrative. General and administrative expenses increased $1,436 primarily from increases in professional fees and travel costs associated with the growth of our operations, as well as appreciation in the value of annual share awards made to our Directors.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $551 due to costs related to potential strategic opportunities incurred in 2017.
Depreciation and amortization. Depreciation and amortization expense decreased $331 primarily as a result of the intangible assets related to our acquisition of the Tremont business in August 2016 becoming fully amortized.
Interest and other income. Interest and other income increased $1,203 primarily due to the combination of higher stated interest rates and increased cash balances invested during the six months ended March 31, 2018 compared to the six months ended March 31, 2017.
Tax receivable agreement remeasurement. The tax receivable agreement remeasurement represents a reduction in the liability of amounts due pursuant the tax receivable agreement as a result of the Tax Act. For further information, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense is primarily attributable to $19,817 in income tax expense due to the transitional impacts of the Tax Act, which required us to adjust our deferred tax asset for the reduction in the federal statutory rate. For further information, see Note 5, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, there was an increase in RMR Inc.'s allocable share of taxable income from the operations of RMR LLC for the six months ended March 31, 2018 compared to the six months ended March 31, 2017.
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

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)

Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2018 and September 30, 2017, we had cash and cash equivalents of $276,360 and $108,640, respectively, of which $16,982 and 13,994, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. As of March 31, 2018 and September 30, 2017, $275,034 and $104,700, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations for the six months ended March 31, 2018, including $155,881 related to incentive business management fees earned as of December 31, 2017.
Our current liabilities have historically included accounts payable and accrued expenses, including accrued employee compensation. As of March 31, 2018 and September 30, 2017, we had current liabilities of $50,212 and $26,414, respectively. The increase in current liabilities reflects the timing of income tax payments and the accrual of employee compensation throughout the fiscal year, as bonus compensation has historically been paid during the last quarter of our fiscal year.
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
We currently intend to use our cash and cash flows to fund our working capital needs, pay our dividends and fund new business ventures. We believe that our cash on hand and operating cash flow will be sufficient to meet our operating needs for the next 12 months and for the reasonably foreseeable future. On December 22, 2017, the U.S. government enacted the Tax Act, which lowered our corporate income tax rate. Since we have a September 30 fiscal year end, the lower corporate income tax rate will be phased in, resulting in a federal statutory tax rate of approximately 24.5% for our fiscal year ending September 30, 2018, and 21.0% for subsequent fiscal years when the new tax rate will apply for our entire fiscal year. As a result of this reduction in our corporate income tax rate, our income tax obligations will be reduced and our after tax income and operating cash flows will benefit from these tax law changes.
During the six months ended March 31, 2018, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the minority owner of RMR LLC units aggregating $15,581. These dividends were funded by distributions from RMR LLC to holders of its membership units. See Note 8, Shareholders' Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
On April 19, 2018, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of April 30, 2018 and to the minority owner of RMR LLC's units, in the amount of $0.25 per Class A Common Share, Class B-1 Common Share and to the minority owner of RMR LLC's units. We expect this amount will total approximately $7,794. This dividend will be funded by a distribution from RMR LLC to holders of its membership units. We expect to pay this dividend on or about May 17, 2018 with cash on hand.
For the six months ended March 31, 2018, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $46,710, of which $24,229 was distributed to us and $22,481 was distributed to the minority owner of RMR LLC's units, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $24,229 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $22,481 distributed to the minority owner of RMR LLC's units was recorded as a reduction of its noncontrolling interest. We expect to use these funds distributed to us to fund our tax liabilities and our obligations under the tax receivable agreement described in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows

Our changes in cash flows for the six months ended March 31, 2018 compared to the comparable prior year period were as follows: (i) net cash from operating activities increased from $101,141 in the 2017 period to $206,177 in the 2018 period; (ii) net cash used in investing activities decreased from $277 in the 2017 period to $265 in the 2018 period; and (iii) net cash used in financing activities increased from $33,639 in the 2017 period to $38,190 in the 2018 period.
The increase in net cash from operating activities for the six months ended March 31, 2018, compared to the same period in 2017 primarily reflects the net effect of changes in our working capital activities between the two periods, including the collection of the 2017 calendar year incentive business management fees from Client Companies in the fiscal year 2018. The decrease in net cash used in investing activities for the six months ended March 31, 2018 compared to the same period in 2017 was due to decreased purchases of property and equipment. The increase in net cash used in financing activities for the six months ended March 31, 2018 compared to the same period in 2017 was primarily due to higher tax distributions to the minority owner of RMR LLC's units as a result of higher levels of taxable income.

Off Balance Sheet Arrangements
As of March 31, 2018 and September 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our tax receivable agreement with ABP Trust and reduced our liability by $24,710, which amount is presented on our condensed consolidated statements of comprehensive income for the three months ended March 31, 2018 as tax receivable agreement remeasurement. See Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report. As of March 31, 2018, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $37,289, of which we expect to pay $2,935 to ABP Trust during the fourth quarter of fiscal 2018.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, and our Client Companies. For example: Adam D. Portnoy is the sole trustee and owns a majority of the voting securities of our controlling shareholder, ABP Trust; ABP Trust also holds membership units of our subsidiary, RMR LLC; we are a party to a tax receivable agreement with ABP Trust; Adam D. Portnoy serves as a Managing Trustee of each Managed REIT and RIF and as a managing director of Five Star and TA; certain of our other officers serve as Managing Trustees or Managing Directors of the Managed REITs and TA; all of the executive officers of the Managed REITs and AIC and many of the executive officers of the Managed Operators and RIF are our officers and employees; Adam D. Portnoy is an owner and director of Sonesta; and, as of March 31, 2018, GOV, HPT, SIR and SNH owned a majority of our outstanding Class A

Common Shares. In addition, several of our Client Companies have material historical and ongoing relationships with our other Client Companies. For further information about these and other such relationships and related person transactions, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our 2017 Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons filed as exhibits to our filings with the SEC are available at the SEC’s website, www.sec.gov.
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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
FOR EXAMPLE:

•
WE HAVE A LIMITED NUMBER OF CLIENT COMPANIES. WE HAVE LONG TERM CONTRACTS WITH OUR MANAGED EQUITY REITS; HOWEVER, THE OTHER CONTRACTS UNDER WHICH WE EARN OUR REVENUES ARE FOR SHORTER TERMS, AND THE LONG TERM CONTRACTS WITH OUR MANAGED EQUITY REITS MAY BE TERMINATED IN CERTAIN CIRCUMSTANCES. THE TERMINATION OR LOSS OF ANY OF OUR MANAGEMENT CONTRACTS MAY HAVE A MATERIAL ADVERSE IMPACT UPON OUR REVENUES, PROFITS, CASH FLOWS AND BUSINESS REPUTATION;

•
THE BASE BUSINESS MANAGEMENT FEES WE EARN FROM OUR MANAGED EQUITY REITS ARE CALCULATED BASED UPON THE LOWER OF EACH REIT’S COST OF ITS APPLICABLE ASSETS AND SUCH REIT’S MARKET CAPITALIZATION. THE MANAGEMENT FEES WE EARN FROM OUR MANAGED OPERATORS ARE CALCULATED BASED UPON CERTAIN REVENUES FROM EACH OPERATOR'S BUSINESS. ACCORDINGLY, OUR FUTURE REVENUES, INCOME AND CASH FLOWS WILL DECLINE IF THE BUSINESSES, ASSETS OR MARKET CAPITALIZATION OF THESE CLIENT COMPANIES DECLINE;

•
WE EARNED AGGREGATE INCENTIVE BUSINESS MANAGEMENT FEES OF $155.9 MILLION FROM CERTAIN MANAGED EQUITY REITS FOR THE 2017 CALENDAR YEAR. THERE CAN BE NO ASSURANCE THAT WE WILL EARN ANY INCENTIVE BUSINESS MANAGEMENT FEES IN THE FUTURE. THE INCENTIVE BUSINESS MANAGEMENT FEES WHICH WE MAY EARN FROM OUR MANAGED EQUITY REITS ARE BASED UPON TOTAL RETURNS REALIZED BY THE REITS' SHAREHOLDERS, AS DEFINED, COMPARED TO THE SHAREHOLDERS TOTAL RETURN OF CERTAIN IDENTIFIED INDICES. WE HAVE LIMITED CONTROL OVER THE TOTAL RETURNS REALIZED BY SHAREHOLDERS OF OUR MANAGED EQUITY REITS AND NO CONTROL OVER INDEXED TOTAL RETURNS; AND

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2018:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
January 2018	1,728	$59.30	$—	$—
March 2018	375	$69.10	$—	$—
Total	2,103	$61.05	$—	$—

(1)
These common share purchases were made to satisfy tax withholding and payment obligations of a director and a former employee of RMR LLC in connection with the vesting of awards of our common shares. We purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant*
3.2	Articles of Amendment, filed July 30, 2015*
3.3	Articles of Amendment, filed September 11, 2015*
3.4	Articles of Amendment, filed March 9, 2016**
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017***
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock****
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust*
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust*
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Select Income REIT*
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust*
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust*
10.1	Business Management Agreement, dated January 17, 2018, between Industrial Logistics Properties Trust and The RMR Group LLC*****
10.2	Property Management Agreement, dated January 17, 2018, between Industrial Logistics Properties Trust and The RMR Group LLC*****
10.3	Letter Agreement, dated March 29, 2018, by and between The RMR Group LLC and David J. Hegarty (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: May 10, 2018