Form 10-Q
period 2018-06-30
RMR GROUP INC.
filed 2018-08-08
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

As of August 7, 2018, there were 15,174,463 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.
FORM 10-Q
June 30, 2018

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	June 30,	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$280,518	$108,640
Due from related parties	24,262	25,161
Prepaid and other current assets	10,067	7,092
Total current assets	314,847	140,893

Total property and equipment, net	2,713	3,276
Due from related parties, net of current portion	6,672	7,551
Equity method investments	11,420	12,162
Goodwill	1,859	1,859
Intangible assets, net of amortization	396	462
Deferred tax asset	24,788	45,541
Other assets, net of amortization	164,914	171,975
Total assets	$527,609	$383,719

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$51,015	$26,414
Total current liabilities	51,015	26,414
Long term portion of deferred rent payable, net of current portion	1,184	1,028
Amounts due pursuant to tax receivable agreement, net of current portion	34,354	59,063
Employer compensation liability, net of current portion	6,672	7,551
Total liabilities	93,225	94,056

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,174,463 shares issued and outstanding	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	98,531	95,878
Retained earnings	174,693	86,836
Cumulative other comprehensive income	81	84
Cumulative common distributions	(45,423)	(33,298)
Total shareholders’ equity	227,913	149,531
Noncontrolling interest	206,471	140,132
Total equity	434,384	289,663
Total liabilities and equity	$527,609	$383,719

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Management services	$47,328	$44,644	$142,457	$130,629
Incentive business management fees	—	—	155,881	52,407
Reimbursable payroll related and other costs	13,711	9,839	38,076	29,023
Advisory services	1,045	1,019	3,492	3,033
Total revenues	62,084	55,502	339,906	215,092

Expenses:
Compensation and benefits	28,606	23,731	82,876	68,746
Equity based compensation	2,347	1,038	6,285	3,804
Separation costs	1,739	—	1,875	—
Total compensation and benefits expense	32,692	24,769	91,036	72,550
General and administrative	6,551	6,779	20,281	19,073
Transaction and acquisition related costs	775	1,760	917	2,453
Depreciation and amortization	244	467	996	1,550
Total expenses	40,262	33,775	113,230	95,626
Operating income	21,822	21,727	226,676	119,466
Interest and other income	1,223	402	3,083	1,059
Tax receivable agreement remeasurement	—	—	24,710	—
Income before income tax expense and equity in losses of investees	23,045	22,129	254,469	120,525
Income tax expense	(3,462)	(4,528)	(55,486)	(24,811)
Equity in income (losses) of investees	(134)	4	(568)	(161)
Net income	19,449	17,605	198,415	95,553
Net income attributable to noncontrolling interest	(11,068)	(10,748)	(110,558)	(58,303)
Net income attributable to RMR Inc.	$8,381	$6,857	$87,857	$37,250

Other comprehensive (loss) income:
Foreign currency translation adjustments	$(3)	$1	(5)	—
Other comprehensive (loss) income	(3)	1	(5)	—
Comprehensive income	19,446	17,606	198,410	95,553
Comprehensive income attributable to noncontrolling interest	(11,067)	(10,748)	(110,556)	(58,303)
Comprehensive income attributable to RMR Inc.	$8,379	$6,858	$87,854	$37,250

Weighted average common shares outstanding - basic	16,087	16,037	16,072	16,029
Weighted average common shares outstanding - diluted	16,135	16,058	16,111	16,044

Net income attributable to RMR Inc. per common share - basic	$0.52	$0.43	$5.43	$2.32
Net income attributable to RMR Inc. per common share - diluted	$0.52	$0.43	$5.42	$2.31

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(dollars in thousands)
(unaudited)

						Cumulative
	Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	Income	Distributions	Equity	Interest	Equity
Balance at September 30, 2017	$15	$1	$15	$95,878	$86,836	$84	$(33,298)	$149,531	$140,132	$289,663
Share grants, net	—	—	—	2,653	—	—	—	2,653	—	2,653
Net income	—	—	—	—	87,857	—	—	87,857	110,558	198,415
Fees from services provided prior to the Up-C Transaction	—	—	—	—	—	—	—	—	(127)	(127)
Tax distributions to Member	—	—	—	—	—	—	—	—	(32,840)	(32,840)
Common share distributions	—	—	—	—	—	—	(12,125)	(12,125)	(11,250)	(23,375)
Other comprehensive loss	—	—	—	—	—	(3)	—	(3)	(2)	(5)
Balance at June 30, 2018	$15	$1	$15	$98,531	$174,693	$81	$(45,423)	$227,913	$206,471	$434,384

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$198,415	$95,553
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	996	1,550
Straight line office rent	156	197
Amortization expense related to other asset	7,062	7,062
Deferred income taxes	20,753	2,487
Operating expenses paid in RMR Inc. common shares	2,781	1,021
Contingent consideration liability	(491)	(456)
Tax receivable agreement remeasurement	(24,710)	—
Distribution from equity method investments	174	70
Equity in losses of investees	568	161
Changes in assets and liabilities:
Due from related parties	(2,857)	(5,779)
Prepaid and other current assets	(2,975)	(3,617)
Accounts payable and accrued expenses	28,824	24,682
Net cash from operating activities	228,696	122,931

Cash Flows from Investing Activities:
Purchase of property and equipment	(470)	(604)
Net cash used in investing activities	(470)	(604)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(44,090)	(38,383)
Distributions to common shareholders	(12,125)	(12,065)
Repurchase of common shares	(128)	—
Net cash used in financing activities	(56,343)	(50,448)

Effect of exchange rate fluctuations on cash and cash equivalents	(5)	(1)
Increase in cash and cash equivalents	171,878	71,878
Cash and cash equivalents at beginning of period	108,640	65,833
Cash and cash equivalents at end of period	$280,518	$137,711

Supplemental cash flow information:
Income taxes paid	$30,174	$23,336

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

As of June 30, 2018, RMR Inc. owned 15,174,463 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 51.9% of the economic interest of RMR LLC as of June 30, 2018. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 48.1% of the economic interest of RMR LLC as of June 30, 2018, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of of our controlling shareholder, ABP Trust, and owns a majority of ABP Trust's voting securities.

RMR LLC was founded in 1986 to manage public investments in real estate and, as of June 30, 2018, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC provides management services to: Government Properties Income Trust, or GOV, a publicly traded real estate investment trust, or REIT, that primarily owns properties located throughout the United States that are majority leased to government tenants and office properties in the metropolitan Washington, D.C. market area that are leased to government and private sector tenants; Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotel and travel center properties; Industrial Logistics Properties Trust, or ILPT, a publicly traded REIT that primarily owns and leases industrial and logistics properties; Select Income REIT, or SIR, a publicly traded REIT that primarily owns properties that are leased to single tenants; and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns senior living, medical office and life science properties. GOV, HPT, ILPT, SIR and SNH are collectively referred to as the Managed Equity REITs. RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator and franchisor of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, convenience stores with retail gas stations and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust and its subsidiaries (ABP Trust and its subsidiaries are collectively referred to as ABP Trust).

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

Tremont Realty Advisors LLC, or Tremont Advisors, an investment adviser registered with the SEC, was founded in 2016 in connection with the acquisition of certain assets of Tremont Realty Capital LLC, or the Tremont business. Tremont Advisors is a wholly owned subsidiary of RMR LLC that manages a private fund created for an institutional investor and other separately managed accounts that invest in commercial real estate debt, including secured mortgage debt, mezzanine financings and commercial real estate that may become owned by its clients. Tremont Advisors also manages Tremont Mortgage Trust, or TRMT, a publicly traded mortgage real estate investment trust that completed its initial public offering on September 18, 2017, or the TRMT IPO. TRMT focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate.

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

In June 2018, the FASB issued ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. ASU No. 2018-7 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2018-7 will have in our condensed consolidated financial statements.

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

For the three months ended June 30, 2018 and 2017, we earned aggregate base business management fees from the Managed Equity REITs of $29,555 and $28,643, respectively. For the nine months ended June 30, 2018 and 2017, we earned aggregate base business management fees from the Managed Equity REITs of $89,590 and $84,816, respectively.

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

For the nine months ended June 30, 2018 and 2017, we recognized aggregate incentive business management fees earned from the Managed Equity REITs of $155,881 and $52,407, respectively. Incentive business management fees were recognized as earned in the three months ended December 31, 2017 and 2016 as they relate to the calendar years 2017 and 2016, respectively.

Business Management Fees—Managed Operators, ABP Trust and AIC

We earn business management fees from the Managed Operators and ABP Trust pursuant to business management agreements equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. These fees are estimated and payable monthly in advance. We earn business management fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. We earned aggregate business management fees from the Managed Operators, ABP

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Trust and AIC of $7,094 and $6,650 for the three months ended June 30, 2018 and 2017, respectively, and $20,432 and $19,372 for the nine months ended June 30, 2018 and 2017, respectively.

Property Management Fees

We earned property management fees pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements for property management services equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional property management fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $10,485 and $9,238 for the three months ended June 30, 2018 and 2017, respectively, and $31,853 and $26,089 for the nine months ended June 30, 2018 and 2017, respectively.

Reimbursable Payroll Related and Other Costs

Pursuant to certain of our management agreements, the companies to which we provide management services pay or reimburse us for expenses incurred on their behalf. We present certain payroll related and other cost reimbursements we receive as revenue. A significant portion of these reimbursable payroll related and other costs arise from services we provide pursuant to our property management agreements that are charged or passed through to, and paid by, tenants of our Client Companies. We realized reimbursable payroll related and other costs of $13,711 and $9,839 for the three months ended June 30, 2018 and 2017, respectively, and $38,076 and $29,023 for the nine months ended June 30, 2018 and 2017, respectively.

Our reimbursable payroll related and other costs include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our condensed consolidated statements of comprehensive income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for all of our payroll related and other cost revenues. We realized equity based compensation expense and related reimbursements of $2,033 and $892 for the three months ended June 30, 2018 and 2017, respectively, and $4,368 and $3,386 for the nine months ended June 30, 2018 and 2017, respectively.

Advisory Services and Other Agreements

RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares, plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF. RMR Advisors earned advisory services revenue of $706 and $613 for the three months ended June 30, 2018 and 2017, respectively, and $2,134 and $1,826 for the nine months ended June 30, 2018 and 2017, respectively.

Tremont Advisors is primarily compensated pursuant to its management agreement with TRMT at an annual rate of 1.5% of TRMT's equity, as defined in the agreement. Tremont Advisors may also earn an incentive fee under this management agreement beginning in the fourth quarter of calendar year 2018 equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) TRMT’s core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) TRMT’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Advisors with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless TRMT’s core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from the date of the completion of the TRMT IPO) in the aggregate is greater than zero. The incentive fee may not be less than zero. In June 2018, Tremont Advisors agreed to waive any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020. In addition, no incentive fee will be paid or payable by TRMT to Tremont Advisors for the 2018 or 2019 calendar years.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Tremont Advisors earned advisory services revenue of $339 and $406 for the three months ended June 30, 2018 and 2017, respectively, and $1,358 and $1,207 for the nine months ended June 30, 2018 and 2017, respectively.

The Tremont business also acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned between 0.50% and 1.0% of the aggregate principal amounts of any loans so originated. The Tremont business earned fees for such origination services of $194 and $113 for the three months ended June 30, 2018 and 2017, respectively, and $582 and $352 for the nine months ended June 30, 2018 and 2017, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.

Note 4. Equity Investments

As of June 30, 2018, Tremont Advisors owned 600,100, or approximately 19.1%, of TRMT's common shares, with a carrying value of $11,420 and a market value, based on quoted market prices, of $7,891 ($13.15 per share). We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence over, but not control, TRMT's most significant activities. Our share of net losses from our investment in TRMT included in equity in losses of investees in our condensed consolidated statements of comprehensive income for the three and nine months ended June 30, 2018 was $136 and $535, respectively.

We also have a 0.5% general partnership interest in a private fund created for an institutional investor that is managed by Tremont Advisors. This private fund is winding down and our carrying value is zero at June 30, 2018. We account for this investment under the equity method of accounting and record our share of the investment's earnings or losses each period. Our share of net gains from the private fund for the three months ended June 30, 2018 was $2 and our share of net losses from the private fund for the nine months ended June 30, 2018 was $33, both of which are included in equity in losses of investees in our condensed consolidated statements of comprehensive income. In addition, the private fund made distributions to its partners for which our share for the three and nine months ended June 30, 2018 was $31 and $174, respectively.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revised the U.S. corporate income tax system, by among other things, lowering corporate income tax rates. Since we have a September 30 fiscal year end, the lower corporate income tax rate of 21.0% will be phased in, resulting in a federal statutory tax rate of approximately 24.5% for our fiscal year ending September 30, 2018, and the new corporate income tax rate of 21.0% for subsequent fiscal years thereafter. The Tax Act reduction in the corporate income tax rate also caused us to adjust our deferred tax asset to the lower federal base rates, resulting in an increase in income tax expense of $19,817, or $1.23 per share, for the nine months ended June 30, 2018.

For the three months ended June 30, 2018 and 2017, we recognized estimated income tax expense of $3,462 and $4,528, respectively, which includes $2,688 and $3,978, respectively, of U.S. federal income tax and $774 and $550, respectively, of state income taxes. For the nine months ended June 30, 2018 and 2017, we recognized estimated income tax expense of $55,486 and $24,811, respectively, which includes $43,225 and $21,797, respectively, of U.S. federal income tax and $12,261 and $3,014, respectively, of state income taxes. We will monitor future interpretations of the Tax Act as they develop and accordingly, our estimates may change.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Income taxes computed at the federal statutory rate	24.5%	35.0%	24.5%	35.0%
State taxes, net of federal benefit	2.3%	2.5%	2.5%	2.5%
Tax Cuts and Jobs Act transitional impact (1)	—%	—%	7.8%	—%
Permanent items (2)	—%	—%	(2.3)%	—%
Net income attributable to noncontrolling interest	(11.8)%	(17.0)%	(10.7)%	(16.9)%
Total	15.0%	20.5%	21.8%	20.6%

(1)	Transitional impact is the $19,817 adjustment to our deferred tax asset due to the reduction in our corporate income tax rate under the Tax Act.

(2)	Permanent items include the $24,710 reduction in our liability related to the tax receivable agreement with ABP Trust discussed in Note 7.

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of June 30, 2018 and September 30, 2017, we had no uncertain tax positions.

Note 6. Fair Value of Financial Instruments

As of June 30, 2018 and September 30, 2017, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.

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

Level 1 Estimates

The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of June 30, 2018 and September 30, 2017:

	June 30,	September 30,
	2018	2017
Money market funds included in cash and cash equivalents	$278,433	$104,700
Current portion of due from related parties related to share based payment awards	1,281	4,910
Long term portion of due from related parties related to share based payment awards	6,672	7,551
Current portion of employer compensation liability related to share based payment awards included in accounts payable and accrued expenses	1,281	4,910
Long term portion of employer compensation liability related to share based payment awards	6,672	7,551

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

In August 2016, we acquired the Tremont business for total cash consideration of $2,466, plus contingent consideration of up to an additional $1,270 payable over a two year period following the acquisition date. The contingent consideration is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. The fair value of the contingent consideration as of June 30, 2018 and September 30, 2017 was $5 and $591, respectively, and is included in accounts payable and accrued expenses on our condensed consolidated balance sheets. We recognized a gain of $491 as part of remeasuring the contingent consideration for the nine months ended June 30, 2018 that are included in interest and other income on our condensed consolidated statements of comprehensive income.

Note 7. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns a majority of ABP Trust's voting securities. As of June 30, 2018, Adam D. Portnoy beneficially owned, in aggregate, directly and indirectly through ABP Trust, (i) 165,365 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all of the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all of the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC.

Adam D. Portnoy is a Managing Trustee or Managing Director of each of the Managed REITs, Five Star and TA, and he is an owner and Director of Sonesta. Jennifer B. Clark is a Managing Trustee of SNH and a Director of Sonesta. Other officers of ours serve as Managing Trustees or Managing Directors of certain of the Managed REITs and TA. As of June 30, 2018, GOV, HPT, SIR and SNH owned 1,214,225, 2,503,777, 1,586,836 and 2,637,408 of our Class A Common Shares, respectively, and Adam D. Portnoy beneficially owned, in aggregate, directly and indirectly through ABP Trust, 36.4% of Five Star’s outstanding common shares, 1.9% of GOV’s common shares, 1.5% of HPT’s outstanding common shares, less than 1% of ILPT’s outstanding common shares, 2.0% of SIR’s outstanding common shares, 1.3% of SNH’s outstanding common shares, 2.2% of RIF’s outstanding common shares and less than 1% of TA’s outstanding common shares and we owned (through Tremont Advisors) 19.1% of TRMT's outstanding common shares.

All of the executive officers of the Managed REITs and AIC and many of the executive officers of the Managed Operators and RIF are also officers of RMR LLC.

Additional information about our related person transactions appears in Note 8 below and in our 2017 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Revenues from Related Parties
For the three and nine months ended June 30, 2018 and 2017, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2018		2017		2018		2017
	$	%	$	%	$	%	$	%
Managed Equity REITs:
GOV	$13,508	21.8%	$9,139	16.4%	$40,248	11.8%	$26,302	12.3%
HPT	10,803	17.5	10,636	19.2	106,926	31.5	84,156	39.1
ILPT	3,744	6.0	—	—	6,735	2.0	—	—
SIR	8,448	13.6	11,089	20.0	53,987	15.9	33,108	15.4
SNH	15,364	24.7	15,653	28.2	101,806	30.0	45,433	21.1
	51,867	83.6	46,517	83.8	309,702	91.2	188,999	87.9

Managed Operators:
Five Star	2,383	3.8	2,439	4.4	7,462	2.2	7,206	3.4
Sonesta	836	1.3	671	1.2	2,099	0.6	1,745	0.8
TA	4,052	6.6	3,659	6.6	11,307	3.3	10,822	5.0
	7,271	11.7	6,769	12.2	20,868	6.1	19,773	9.2

Other:
ABP Trust	1,258	2.0	1,024	1.9	3,868	1.1	2,755	1.3
AIC	60	0.1	60	0.1	180	0.1	180	0.1
RIF	706	1.1	613	1.1	2,134	0.6	1,826	0.8
TRMT	639	1.0	—	—	1,986	0.6	—	—
	2,663	4.2	1,697	3.1	8,168	2.4	4,761	2.2
Total revenues from related parties	61,801	99.5	54,983	99.1	338,738	99.7	213,533	99.3
Other unrelated parties	283	0.5	519	0.9	1,168	0.3	1,559	0.7
	$62,084	100.0%	$55,502	100.0%	$339,906	100.0%	$215,092	100.0%

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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	June 30,	September 30,
	2018	2017
Managed Equity REITs:
GOV	$7,707	$6,369
HPT	6,557	7,968
ILPT	1,449	—
SIR	5,107	7,351
SNH	8,111	9,550
	28,931	31,238

Managed Operators:
Five Star	292	305
Sonesta	41	1
TA	668	444
	1,001	750

Other Client Companies:
ABP Trust	680	551
AIC	20	22
RIF	63	36
TRMT	239	115
	1,002	724
	$30,934	$32,712

Leases

As of June 30, 2018, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,274 and $1,056 for the three months ended June 30, 2018 and 2017, respectively, and $3,558 and $3,165 for the nine months ended June 30, 2018 and 2017, respectively.

Tax Related Payments

Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our tax receivable agreement with ABP Trust and reduced our liability by $24,710, or $1.53 per share, which is presented on our condensed consolidated statements of comprehensive income for the nine months ended June 30, 2018 as tax receivable agreement remeasurement. As of June 30, 2018, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $37,289, including $2,935 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2018.

Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the assumed tax liabilities of its members. For the nine months ended June 30, 2018 and 2017, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $68,232 and $56,230, respectively, of which $35,392 and $29,097, respectively, was distributed to us and $32,840 and $27,133, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.

Other
On July 31, 2018, RMR LLC entered into a transaction agreement pursuant to which RMR LLC is committing to contribute up to $100,000 and ABP Trust is contributing $206,000 of owned office properties to a newly formed private open end real estate fund, the RMR Office Property Fund LP, or the Fund. The Fund will be focused on the acquisition, ownership and leasing of a diverse portfolio of commercial office properties throughout the United States. The Fund’s General Partner will be a wholly owned subsidiary of ABP Trust and RMR LLC and ABP Trust will be limited partners of the Fund. RMR LLC will manage the Fund and it will receive annual fund administration fees equal to 1.0% of the Fund's net asset value. In addition, RMR LLC will receive property management fees equal to 3.0% of all rents collected from commercial real estate investments and 5.0% of costs of construction or any improvement at commercial real estate investments held by the Fund.

On March 29, 2018, David J. Hegarty announced his resignation from his position as an Executive Vice President of RMR LLC and as president and chief operating officer of SNH effective April 30, 2018. In connection with his retirement, RMR LLC entered into a retirement agreement with Mr. Hegarty on March 29, 2018. Pursuant to his retirement agreement, Mr. Hegarty will remain an employee of RMR LLC until September 30, 2018 or such earlier date as he may elect. Under Mr. Hegarty’s retirement agreement, RMR LLC paid him $1,250 following his resignation as an Executive Vice President of RMR LLC on April 30, 2018 and it will make another cash payment to him in the amount of $1,250 following his resignation as an employee of RMR LLC, subject to RMR LLC’s receipt of a waiver and release. We will recognize these cash payments, net of amounts previously accrued, over Mr. Hegarty's remaining service period as Executive Vice President of RMR LLC, with the costs presented as separation costs on our condensed consolidated statements of comprehensive income. In addition, all of our unvested Class A Common Shares previously awarded to Mr. Hegarty will fully accelerate upon the date of his retirement from RMR LLC, subject to conditions. For the three and nine months ended June 30, 2018, we recorded $55 and $371 in equity based compensation expense, respectively, related to Mr. Hegarty's retirement agreement.

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

On May 17, 2018, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of 0.25 per Class A Common Share and Class B-1 Common Share, or $4,044. This dividend was paid to our shareholders of record as of the close of business on April 30, 2018. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,794, of which $4,044 was distributed to us based

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

on our then aggregate ownership of 16,174,463 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.

On July 19, 2018, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of July 30, 2018, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,044. This dividend will be funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,794, of which $4,044 will be distributed to us based on our expected then aggregate ownership of 16,174,463 membership units of RMR LLC and $3,750 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. We expect to pay this dividend on or about August 16, 2018.

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
The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Basic EPS
Numerator:
Net income attributable to RMR Inc.	$8,381	$6,857	$87,857	$37,250
Income attributable to unvested participating securities	(45)	(25)	(518)	(135)
Net income attributable to RMR Inc. used in calculating basic EPS	$8,336	$6,832	$87,339	$37,115
Denominator:
Weighted average common shares outstanding - basic	16,087	16,037	16,072	16,029
Net income attributable to RMR Inc. per common share - basic	$0.52	$0.43	$5.43	$2.32

Diluted EPS
Numerator:
Net income attributable to RMR Inc.	$8,381	$6,857	$87,857	$37,250
Income attributable to unvested participating securities	(45)	(25)	(518)	(135)
Net income attributable to RMR Inc. used in calculating diluted EPS	$8,336	$6,832	$87,339	$37,115
Denominator:
Weighted average common shares outstanding - basic	16,087	16,037	16,072	16,029
Dilutive effect of incremental unvested shares	48	21	39	15
Weighted average common shares outstanding - diluted	16,135	16,058	16,111	16,044
Net income attributable to RMR Inc. per common share - diluted	$0.52	$0.43	$5.42	$2.31

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one for one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, our Class B-2 Common Shares “paired” with such unit is canceled for no additional consideration. If all outstanding Class A Units that we do not own had been redeemed for our Class A Common Shares in the periods presented, our Class A Common Shares outstanding as of June 30, 2018, would have been 30,174,463. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

Note 10. Net Income Attributable to RMR Inc.

Net income attributable to RMR Inc. for the three and nine months ended June 30, 2018 and 2017, is calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Income before income tax expense and equity in losses of investees	$23,045	$22,129	$254,469	$120,525
Add: RMR Inc. franchise tax expense and interest income	91	147	375	456
Less: tax receivable agreement remeasurement	—	—	(24,710)	—
Less: equity in losses of investees	(134)	4	(568)	(161)
Less: fees from services provided prior to the UP-C Transaction	—	—	(127)	—
Net income before noncontrolling interest	23,002	22,280	229,439	120,820
Less: noncontrolling interest	(11,068)	(10,748)	(110,431)	(58,303)
Net income attributable to RMR Inc. before income tax expense	11,934	11,532	119,008	62,517
Add: tax receivable agreement remeasurement	—	—	24,710	—
Less: income tax expense attributable to RMR Inc.	(3,462)	(4,528)	(55,486)	(24,811)
Less: RMR Inc. franchise tax expense and interest income	(91)	(147)	(375)	(456)
Net income attributable to RMR Inc.	$8,381	$6,857	$87,857	$37,250
Note 11. Segment Reporting

We have one separately reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2018
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$47,328	$—	$47,328
Reimbursable payroll related and other costs	13,078	633	13,711
Advisory services	—	1,045	1,045
Total revenues	60,406	1,678	62,084
Expenses:
Compensation and benefits	27,047	1,559	28,606
Equity based compensation	2,333	14	2,347
Separation costs	1,739	—	1,739
Total compensation and benefits expense	31,119	1,573	32,692
General and administrative	5,665	886	6,551
Transaction and acquisition related costs	775	—	775
Depreciation and amortization	222	22	244
Total expenses	37,781	2,481	40,262
Operating income (loss)	22,625	(803)	21,822
Interest and other income	1,085	138	1,223
Income (loss) before income tax expense and equity in losses of investees	23,710	(665)	23,045
Income tax expense	—	(3,462)	(3,462)
Equity in losses of investees	(2)	(132)	(134)
Net income (loss)	$23,708	$(4,259)	$19,449

Total Assets:	$460,596	$67,013	$527,609
(1) Intersegment revenues of $995 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Nine Months Ended June 30, 2018
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$142,457	$—	$142,457
Incentive business management fees	155,881	—	155,881
Reimbursable payroll related and other costs	36,193	1,883	38,076
Advisory services	—	3,492	3,492
Total revenues	334,531	5,375	339,906
Expenses:
Compensation and benefits	78,415	4,461	82,876
Equity based compensation	6,244	41	6,285
Separation costs	1,875	—	1,875
Total compensation and benefits expense	86,534	4,502	91,036
General and administrative	17,343	2,938	20,281
Transaction and acquisition related costs	775	142	917
Depreciation and amortization	931	65	996
Total expenses	105,583	7,647	113,230
Operating income (loss)	228,948	(2,272)	226,676
Interest and other income	2,810	273	3,083
Tax receivable agreement remeasurement	—	24,710	24,710
Income before income tax expense and equity in losses of investees	231,758	22,711	254,469
Income tax expense	—	(55,486)	(55,486)
Equity in losses of investees	$33	$(601)	$(568)
Net income (loss)	$231,791	$(33,376)	$198,415

Total Assets:	$460,596	$67,013	$527,609
(1) Intersegment revenues of $2,972 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2017
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$44,644	$—	$44,644
Reimbursable payroll related and other costs	9,839	—	9,839
Advisory services	—	1,019	1,019
Total revenues	54,483	1,019	55,502
Expenses:
Compensation and benefits	23,050	681	23,731
Equity based compensation	1,038	—	1,038
Total compensation and benefits expense	24,088	681	24,769
General and administrative	6,297	482	6,779
Transaction and acquisition related costs	1,760	—	1,760
Depreciation and amortization	321	146	467
Total expenses	32,466	1,309	33,775
Operating income (loss)	22,017	(290)	21,727
Interest and other income	377	25	402
Income (loss) before income tax expense and equity in losses of investees	22,394	(265)	22,129
Income tax expense	—	(4,528)	(4,528)
Equity in losses of investees	$—	$4	$4
Net income (loss)	$22,394	$(4,789)	$17,605

Total Assets:	$344,738	$59,250	$403,988
(1) Intersegment revenues of $221 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

	Nine Months Ended June 30, 2017
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$130,629	$—	$130,629
Incentive business management fees	52,407	—	52,407
Reimbursable payroll related and other costs	29,023	—	29,023
Advisory services	—	3,033	3,033
Total revenues	212,059	3,033	215,092
Expenses:
Compensation and benefits	67,038	1,708	68,746
Equity based compensation	3,804	—	3,804
Total compensation and benefits expense	70,842	1,708	72,550
General and administrative	18,086	987	19,073
Transaction and acquisition related costs	2,453	—	2,453
Depreciation and amortization	1,072	478	1,550
Total expenses	92,453	3,173	95,626
Operating income (loss)	119,606	(140)	119,466
Interest and other income	657	402	1,059
Income before income tax expense and equity in losses of investees	120,263	262	120,525
Income tax expense	—	(24,811)	(24,811)
Equity in losses of investees	$—	$(161)	$(161)
Net income (loss)	$120,263	$(24,710)	$95,553

Total Assets:	$344,738	$59,250	$403,988

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

OVERVIEW (dollars in thousands)
RMR Inc. is a holding company; substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of June 30, 2018, the over 1,700 properties that RMR LLC manages are located in 48 states, Washington, D.C., Puerto Rico and Canada and they are principally owned by the Managed Equity REITs.
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
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are principally based upon the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed Equity REIT: a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of June 30, 2018 and 2017, as applicable:

		Lesser of Historical Cost of Assets Under
		Total Market Capitalization
		As of June 30,
REIT	Primary Strategy	2018	2017
GOV	Office properties leased to government and private sector tenants	$3,457,505	$2,235,767
HPT	Hotels and travel centers	8,874,447	8,666,849
ILPT	Industrial and logistics properties	1,496,199	—
SIR	Land and properties primarily leased to single tenants	3,446,029	4,611,115
SNH	Senior living, medical office and life science properties	8,006,840	8,272,965
		$25,281,020	$23,786,696
Base business management fees payable to us by the Managed Equity REITs are calculated monthly based upon the lesser of the average historical cost of each Managed Equity REIT's assets under management or its average market capitalization, as calculated in accordance with the applicable business management agreement. A Managed Equity REIT's historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed Equity REIT’s historical cost of assets under management does not include the cost of shares it owns of another Client Company. A Managed Equity REIT's average market capitalization includes the average value of the Managed Equity REIT's outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the three and nine months ended June 30, 2018 and 2017 may differ from the basis at the end of the periods presented in the table above. As of June 30, 2018, the market capitalization was lower than the historical costs of assets under management for HPT and SNH; the historical costs of assets under management for HPT and SNH as of June 30, 2018, were $10,118,307 and $8,534,192, respectively. For GOV, ILPT and SIR, the historical costs of assets under management were lower than their market capitalization of $3,715,117, $1,836,947 and $3,728,172, respectively, calculated as of June 30, 2018.
The fee revenues we earned from the Managed Equity REITs for the three and nine months ended June 30, 2018 and 2017 are set forth in the following tables:

	Three Months Ended June 30, 2018 (1)				Three Months Ended June 30, 2017 (1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
GOV	$4,396	$—	$3,574	$7,970	$2,837	$—	$2,584	$5,421
HPT	10,055	—	11	10,066	10,315	—	10	10,325
ILPT	1,945	—	1,155	3,100	—	—	—	—
SIR	4,147	—	2,395	6,542	5,674	—	3,302	8,976
SNH	9,012	—	3,016	12,028	9,817	—	2,966	12,783
	$29,555	$—	$10,151	$39,706	$28,643	$—	$8,862	$37,505

	Nine Months Ended June 30, 2018 (1)				Nine Months Ended June 30, 2017 (1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
GOV	$13,213	$—	$11,510	$24,723	$8,317	$—	$7,403	$15,720
HPT	30,544	74,572	36	105,152	30,341	52,407	40	82,788
ILPT	3,427	—	2,122	5,549	—	—	—	—
SIR	14,391	25,569	8,088	48,048	16,970	—	9,691	26,661
SNH	28,015	55,740	8,785	92,540	29,188	—	8,029	37,217
	$89,590	$155,881	$30,541	$276,012	$84,816	$52,407	$25,163	$162,386

(1)
Excludes reimbursable payroll related and other costs. While we record incentive business management fee revenue only when earned, we estimate that we would have earned aggregate incentive business management fees from the Managed REITs of $95,019 as of June 30, 2018 if that date had been the end of a measurement period. This estimated amount of incentive business management fees which would have been earned if the measurement period ended on June 30, 2018 is not included in the fees listed in the tables above or in our condensed consolidated financial statements as it may not reflect the incentive business management fees which will be earned as of the end of the measurement period, if any.

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

	Three Months Ended June 30, (1)		Nine Months Ended June 30, (1)
Company	2018	2017	2018	2017
ABP Trust	$402	$410	$1,518	$1,019
AIC	60	60	180	180
Five Star	2,312	2,354	7,206	6,972
Sonesta	740	625	1,941	1,668
TA	3,914	3,577	10,899	10,459
	$7,428	$7,026	$21,744	$20,298

(1)
Includes business management fees and property management fees, including construction supervision fees, if any, earned during the applicable period and excludes reimbursable payroll related and other costs.

RMR Advisors, Tremont Advisors and the Tremont Business
RMR Advisors, an SEC registered investment adviser, provides advisory services to RIF, a registered closed end investment company, and earns fees based upon the fair market value of the gross assets owned by RIF, including assets acquired with the use of debt or other leverage. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $335,737 and $273,956 at June 30, 2018 and 2017, respectively. The advisory fees earned by RMR Advisors included in our revenue were $706 and $613 for the three months ended June 30, 2018 and 2017, respectively, and $2,134 and $1,826 for the nine months ended June 30, 2018 and 2017, respectively.
Tremont Advisors, an SEC registered investment adviser, primarily manages TRMT, a publicly traded mortgage real estate investment trust that completed its initial public offering on September 18, 2017. TRMT focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont Advisors earned advisory services revenue of $339 and $406 for the three months ended June 30, 2018 and 2017, respectively, and $1,358 and $1,207 for the nine months ended June 30, 2018 and 2017, respectively.
The Tremont business acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such origination services of $194 and $113 for the three months ended June 30, 2018 and 2017, respectively, and $582 and $352 for the nine months ended June 30, 2018 and 2017, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain and increase the value of their businesses, to assist our Managed Operators to grow their businesses and to successfully execute on new business ventures and investments we may pursue. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, the expectation that U.S. interest rates will increase may cause a general decrease in the value of securities of real estate businesses or in their value relative to other types of securities and investments, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.
At present we believe that the current interest rates perceived to be at historically low rates that are available for real estate purchase financing may be causing real estate valuations to exceed replacement cost for some properties in certain markets; and, accordingly, we believe property acquisitions should be undertaken on a selective basis. We also believe that because of the diversity of properties which our Client Companies own and operate there should be opportunities for growth in selected property types and locations and that we and our Client Companies should maintain financial flexibility using only reasonable amounts of debt so as to take advantage of growth opportunities which come to our and their attention. Examples of present investment opportunities available in the real estate market today and of a way we hope we benefit from such opportunities are as follows: (i) on January 17, 2018, SIR launched an equity REIT, ILPT, that it formed to focus on the ownership and leasing of industrial and logistics properties throughout the U.S. ILPT is our fifth Managed Equity REIT and (ii) on July 31, 2018, RMR LLC entered into a transaction agreement pursuant to which RMR LLC is committing to contribute up to $100,000 and ABP Trust is contributing $206,000 of owned commercial office properties to a newly formed private open end real estate fund, the RMR Office Property Fund LP.
Please see “Risk Factors” in Item 1A of our Annual Report for a discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended June 30, 2018, Compared to the Three Months Ended June 30, 2017
The following table presents the changes in our operating results for the three months ended June 30, 2018 compared to the three months ended June 30, 2017:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues:
Management services	$47,328	$44,644	$2,684	6.0%
Reimbursable payroll related and other costs	13,711	9,839	3,872	39.4
Advisory services	1,045	1,019	26	2.6
Total revenues	62,084	55,502	6,582	11.9

Expenses:
Compensation and benefits	28,606	23,731	4,875	20.5
Equity based compensation	2,347	1,038	1,309	126.1
Separation costs	1,739	—	1,739	100.0
Total compensation and benefits expense	32,692	24,769	7,923	32.0
General and administrative	6,551	6,779	(228)	(3.4)
Transaction and acquisition related costs	775	1,760	(985)	(56.0)
Depreciation and amortization	244	467	(223)	(47.8)
Total expenses	40,262	33,775	6,487	19.2
Operating income	21,822	21,727	95	0.4
Interest and other income	1,223	402	821	204.2
Income before income tax expense and equity in losses of investees	23,045	22,129	916	4.1
Income tax expense	(3,462)	(4,528)	1,066	23.5
Equity in losses of investees	(134)	4	(138)	nm
Net income	19,449	17,605	1,844	10.5
Net income attributable to noncontrolling interest	(11,068)	(10,748)	(320)	(3.0)
Net income attributable to RMR Inc.	$8,381	$6,857	$1,524	22.2%
Management services revenue. For the three months ended June 30, 2018 and 2017, we earned base business and property management services revenue from the following sources:

	Three Months Ended June 30,
Source	2018	2017	Change
Managed Equity REITs	$39,706	$37,505	$2,201
Managed Operators	6,966	6,556	410
Other Client Companies	656	583	73
Total	$47,328	$44,644	$2,684

Management services revenue increased $2,684 due primarily to (i) an increase of $912 in base business management fees from the Managed Equity REITs largely due to GOV's acquisition of First Potomac Realty Trust, or FPO, in October 2017, offset by declines in the average market capitalization of HPT and SNH; and (ii) an increase of $1,289 in property management fees at the Managed Equity REITs due to increases in the number of properties to which we provide property management services principally as a result of GOV's acquisition of FPO in October 2017.
Reimbursable payroll related and other costs revenue. Reimbursable payroll related and other costs revenue is primarily attributable to amounts reimbursed to us by the Managed Equity REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable payroll related and other costs arise from services we provide that are paid or reimbursed to the Managed Equity REITs by their tenants, as well as non-cash share based compensation from the Managed Equity REITs granted to some of our employees. For the three months ended June 30, 2018 and 2017, non-cash share based compensation granted to some of our employees totaled $2,033 and $892, respectively. Reimbursable payroll related and other costs revenue increased $3,872 due primarily to (i) increases in the number of properties we manage for the Managed Equity REITs and the related increase in the number of our employees and their associated compensation and benefits, which is primarily due to GOV's acquisition of FPO; and (ii) increases in non-cash share based compensation resulting from share price appreciation at certain of our Client Companies.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF and the fees Tremont Advisors earns from managing TRMT and the clients of the Tremont business. These fees increased by $26, primarily due to revenues earned from TRMT subsequent to its initial public offering in September 2017 of $250 and from RIF due to its rights offering of common equity, also in September 2017, of $93, partially offset by a decrease in revenues of $317 as a private fund managed by Tremont Advisors winds down.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $4,875 primarily due to increased staffing as a result of increases in the number of properties we manage for the Managed Equity REITs, as well as annual employee salary, bonus and benefits increases.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and our Client Companies. Equity based compensation increased $1,309 primarily due to appreciation of the Managed Equity REIT share prices.
Separation costs. Separation costs consists of employment termination costs related to certain executive officers. For further information about these costs and related person transactions, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative expenses decreased $228 as a result of higher costs in the prior year related to our being the victim of a business email compromise fraud.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $985 due primarily to organization costs related to the formation, initial public offering and concurrent private placement of TRMT that occurred in the prior year.
Depreciation and amortization. Depreciation and amortization expense decreased $223 primarily as a result of the intangible assets related to our acquisition of the Tremont business in August 2016 becoming fully amortized.
Interest and other income. Interest and other income increased $821 due to the combination of higher stated interest rates and increased cash balances invested during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.
Income tax expense. The decrease in income tax expense of $1,066 is primarily attributable to the Tax Act, which reduced our Federal income tax rate from 35% to 21% as of January 1, 2018. For further information, see Note 5, Income Taxes, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Equity in losses of investees. Equity in losses of investees represents our proportionate share of losses from our 0.5% general partnership interest in a private fund managed by Tremont Advisors and our 19.1% equity interest in TRMT since the completion of its initial public offering and concurrent private placement to us on September 18, 2017.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust.

Nine Months Ended June 30, 2018, Compared to the Nine Months Ended June 30, 2017
The following table presents the changes in our operating results for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017:

	Nine Months Ended June 30,
	2018	2017	$ Change	% Change
Revenues:
Management services	$142,457	$130,629	$11,828	9.1%
Incentive business management fees	155,881	52,407	103,474	197.4
Reimbursable payroll related and other costs	38,076	29,023	9,053	31.2
Advisory services	3,492	3,033	459	15.1
Total revenues	339,906	215,092	124,814	58.0

Expenses:
Compensation and benefits	82,876	68,746	14,130	20.6
Equity based compensation	6,285	3,804	2,481	65.2
Separation costs	1,875	—	1,875	100.0
Total compensation and benefits expense	91,036	72,550	18,486	25.5
General and administrative	20,281	19,073	1,208	6.3
Transaction and acquisition related costs	917	2,453	(1,536)	(62.6)
Depreciation and amortization	996	1,550	(554)	(35.7)
Total expenses	113,230	95,626	17,604	18.4
Operating income	226,676	119,466	107,210	89.7
Interest and other income	3,083	1,059	2,024	191.1
Tax receivable agreement remeasurement	24,710	—	24,710	100.0
Income before income tax expense and equity in earnings of investees	254,469	120,525	133,944	111.1
Income tax expense	(55,486)	(24,811)	(30,675)	(123.6)
Equity in earnings of investees	(568)	(161)	(407)	(252.8)
Net income	198,415	95,553	102,862	107.6
Net income attributable to noncontrolling interest	(110,558)	(58,303)	(52,255)	(89.6)
Net income attributable to RMR Inc.	$87,857	$37,250	$50,607	135.9%

Management services revenue. For the nine months ended June 30, 2018 and 2017, we earned base business and property management services revenue from the following sources:

	Nine Months Ended June 30,
Source	2018	2017	Change
Managed Equity REITs	$120,131	$109,979	$10,152
Managed Operators	20,046	19,099	947
Other Client Companies	2,280	1,551	729
Total	$142,457	$130,629	$11,828

Management services revenue increased $11,828 primarily due to (i) an increase of $4,774 in base business management fees from the Managed Equity REITs largely due to GOV's acquisition of FPO in October 2017, offset by declines in the average market capitalization of SNH; and (ii) an increase of $5,791 in property management fees and construction management fees at the Managed Equity REITs and ABP Trust primarily due to increases in the number of properties to which we provide property management services and the volume of construction projects managed.
Incentive business management fees. Incentive business management fees are contingent performance based fees which are recognized in our first fiscal quarter when amounts, if any, for the applicable measurement periods become known and the incentive business management fees are earned. Incentive business management fees for the nine months ended June 30, 2018, include fees earned from HPT, SIR and SNH of $74,572, $25,569 and $55,740, respectively, for the calendar year 2017.

Incentive business management fees for the nine months ended June 30, 2017, include fees earned from HPT of $52,407 for the calendar year 2016.
Reimbursable payroll related and other costs revenue. Reimbursable payroll related and other costs revenue for the nine months ended June 30, 2018 and 2017 includes recognition of non-cash share based compensation granted to some of our employees of $4,368 and $3,386, respectively. Reimbursable payroll related and other costs revenue increased $9,053 due primarily to increases in the number of properties we managed for the Managed Equity REITs and the related increase in the number of our employees and their associated compensation and benefits, which is primarily due to GOV's acquisition of FPO, as well as regular increases in employee compensation and benefits for which we receive reimbursement.
Advisory services revenue. Advisory services revenue increased $459 primarily due to revenue earned from TRMT subsequent to its initial public offering in September 2017.
Compensation and benefits. Compensation and benefits expense increased $14,130 primarily due to increased staffing as a result of increases in the number of properties we manage for the Managed Equity REITs, as well as annual employee salary, bonus and benefits increases.
Equity based compensation. Equity based compensation increased $2,481 primarily due to the accelerated vesting of share awards for three of our former employees of $1,169, as discussed in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Separation costs. Separation costs consists of employment termination costs related to executive officers. For further information about these costs and related person transactions, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
General and administrative. General and administrative expenses increased $1,208 primarily from increases in professional fees, consulting costs and travel associated with the growth of our operations, appreciation in the value of share awards made to our Directors and increases in franchise taxes.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $1,536 primarily due to organization costs related related to the formation, initial public offering and concurrent private placement of TRMT that occurred in the prior year.
Depreciation and amortization. Depreciation and amortization expense decreased $554 primarily as a result of the intangible assets related to our acquisition of the Tremont business in August 2016 becoming fully amortized.
Interest and other income. Interest and other income increased $2,024 primarily due to the combination of higher stated interest rates and increased cash balances invested during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017.
Tax receivable agreement remeasurement. The tax receivable agreement remeasurement represents a reduction in the liability of amounts due pursuant the tax receivable agreement as a result of the Tax Act. For further information, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense is primarily attributable to $19,817 in income tax expense due to the transitional impacts of the Tax Act, which required us to adjust our deferred tax asset for the reduction in the federal statutory rate. For further information, see Note 5, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, there was an increase in RMR Inc.'s allocable share of taxable income from the operations of RMR LLC for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017.
Equity in losses of investees. Equity in losses of investees represents our proportionate share of losses from our 0.5% general partnership interest in a private fund managed by the Tremont business and our 19.1% equity interest in TRMT since its initial public offering on September 18, 2017.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest represents the portion of consolidated net income that is attributable to ABP Trust.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2018 and September 30, 2017, we had cash and cash equivalents of $280,518 and $108,640, respectively, of which 19,389 and $13,994, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. As of June 30, 2018 and September 30, 2017, $278,433 and $104,700, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations for the nine months ended June 30, 2018, including $155,881 related to incentive business management fees earned as of December 31, 2017.
Our current liabilities have historically included accounts payable and accrued expenses, including accrued employee compensation. As of June 30, 2018 and September 30, 2017, we had current liabilities of $51,015 and $26,414, respectively. The increase in current liabilities reflects the timing of income tax payments and the accrual of employee compensation throughout the fiscal year, as bonus compensation has historically been paid during the last quarter of our fiscal year.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities, and we currently do not maintain any credit facilities. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC, our obligation to make payments to ABP Trust under our tax receivable agreement, our plan to make quarterly distributions on our Class A Common Shares and Class B-1 Common Shares and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividends to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of each month or, in the case of annual incentive business management fees, within 30 days following each calendar year end. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts.
We currently intend to use our cash and cash flows to fund our working capital needs, pay our dividends and fund new business ventures, including our planned investment in the Fund. We believe that our cash on hand and operating cash flow will be sufficient to meet our operating needs for the next 12 months and for the reasonably foreseeable future.
On July 31, 2018, RMR LLC entered into a transaction agreement pursuant to which RMR LLC is committing to contribute up to $100,000 and ABP Trust is contributing $206,000 of owned office properties to the Fund. The Fund will be a private open ended fund focused on the acquisition, ownership and leasing of a diverse portfolio of office properties throughout the U.S. We currently expect our commitment to be drawn and invested by the Fund witin the next 12 months.
During the nine months ended June 30, 2018, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the minority owner of RMR LLC units aggregating $23,375. These dividends were funded by distributions from RMR LLC to holders of its membership units. See Note 8, Shareholders' Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
On July 19, 2018, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of July 30, 2018 and to the minority owner of RMR LLC's units, in the amount of $0.25 per Class A Common Share, Class B-1 Common Share and to the minority owner of RMR LLC's units. We expect this amount will total approximately $7,794. This dividend will be funded by a distribution from RMR LLC to holders of its membership units. We expect to pay this dividend on or about August 16, 2018 with cash on hand.
For the nine months ended June 30, 2018, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $68,232, of which $35,392 was distributed to us and $32,840 was distributed to the minority owner of RMR LLC's units, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $35,392 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $32,840 distributed to the minority owner of RMR LLC's units was recorded as a reduction of its noncontrolling interest. We expect to use these funds distributed to us to fund our tax liabilities and our obligations under the tax receivable agreement described in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows

Our changes in cash flows for the nine months ended June 30, 2018 compared to the comparable prior year period were as follows: (i) net cash from operating activities increased from $122,931 in the 2017 period to $228,696 in the 2018 period; (ii) net cash used in investing activities decreased from $604 in the 2017 period to $470 in the 2018 period; and (iii) net cash used in financing activities increased from $50,448 in the 2017 period to $56,343 in the 2018 period.
The increase in net cash from operating activities for the nine months ended June 30, 2018, compared to the same period in 2017 primarily reflects the net effect of changes in our working capital, including the collection of the 2017 calendar year incentive business management fees from certain of our Client Companies in fiscal year 2018. The decrease in net cash used in investing activities for the nine months ended June 30, 2018 compared to the same period in 2017 was due to decreased purchases of property and equipment. The increase in net cash used in financing activities for the nine months ended June 30, 2018 compared to the same period in 2017 was primarily due to higher tax distributions to the minority owner of RMR LLC's units as a result of increased levels of taxable income.

Off Balance Sheet Arrangements
As of June 30, 2018 and September 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our tax receivable agreement with ABP Trust and reduced our liability by $24,710, which amount is presented in our condensed consolidated statements of comprehensive income for the three months ended June 30, 2018 as tax receivable agreement remeasurement. See Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report. As of June 30, 2018, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $37,289, of which we expect to pay $2,935 to ABP Trust during the fourth quarter of fiscal 2018.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, and our Client Companies. For example: Adam D. Portnoy is the sole trustee and owns a majority of the voting securities of our controlling shareholder, ABP Trust; ABP Trust also holds membership units of our subsidiary, RMR LLC; we are a party to a tax receivable agreement with ABP Trust; Adam D. Portnoy serves as a Managing Trustee of each Managed REIT and RIF and as a managing director of Five Star and TA; certain of our other officers serve as Managing Trustees or Managing Directors of the Managed REITs and TA; all of the executive officers of the Managed REITs and AIC and many of the executive officers of the Managed Operators and RIF are our officers and employees; Adam D. Portnoy is an owner and director of Sonesta and our other Managing Director is also a director of Sonesta; and, as of June 30, 2018, GOV, HPT, SIR and SNH owned a majority of our outstanding Class A Common Shares. In addition, several of our Client Companies have material historical and ongoing relationships with our other Client Companies. For further information about these and other such relationships and related person transactions, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our 2017 Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons filed as exhibits to our filings with the SEC are available at the SEC’s website, www.sec.gov.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
OUR ABILITY TO EXPAND OUR BUSINESS DEPENDS UPON THE GROWTH AND PERFORMANCE OF OUR CLIENT COMPANIES AND OUR ABILITY TO OBTAIN OR CREATE NEW CLIENTS FOR OUR BUSINESS AND TO SUCCESSFULLY EXECUTE ON NEW BUSINESS VENTURES AND INVESTMENTS WE MAY PURSUE AND IS OFTEN DEPENDENT UPON CIRCUMSTANCES BEYOND OUR CONTROL;

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

•
WE STATE THAT RMR LLC’S $100.0 MILLION COMMITMENT TO THE FUND IS EXPECTED TO BE DRAWN AND INVESTED BY THE FUND WITHIN THE NEXT YEAR. THE ACQUISITION ENVIRONMENT FOR OFFICE PROPERTIES IN THE UNITED STATES IS COMPETITIVE AND THE FUND MAY NOT BE SUCCESSFUL IN DRAWING AND INVESTING ALL, OR ANY, OF THIS CAPITAL WITHIN ONE YEAR OR OTHERWISE.

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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our Annual Report.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant*
3.2	Articles of Amendment, filed July 30, 2015*
3.3	Articles of Amendment, filed September 11, 2015*
3.4	Articles of Amendment, filed March 9, 2016**
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017***
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock****
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust*
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust*
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Select Income REIT*
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust*
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust*
10.1	Amendment No. 1 to the Lease Agreement, dated as of June 1, 2015, by and between the Registrant and RMR West LLC, effective as of January 1, 2016 (Filed herewith.)
10.2	Amendment No. 2 to the Lease Agreement, dated as of June 1, 2015, by and between the Registrant and ABP Trust, effective as of July 19, 2018 (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from RMR Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

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

Dated: August 8, 2018