Form 10-K
period 2018-09-30
RMR GROUP INC.
filed 2018-12-03
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting shares of Class A common stock, $0.001 par value, of the registrant held by non-affiliates was approximately $494.3 million based on the $69.95 closing price per common share on The Nasdaq Stock Market LLC, on March 31, 2018. For purposes of this calculation, an aggregate of 8,107,481 common shares of Class A common Stock, held directly by, or by affiliates of, the directors and executive officers of the registrant have been included in the number of common shares held by affiliates.

As of November 30, 2018, there were 15,229,957 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2019 annual meeting of shareholders are incorporated by reference in Part III of this Form 10- K.

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

•	LITIGATION RISKS;

•	ALLEGATIONS, EVEN IF UNTRUE, OF ANY CONFLICTS OF INTEREST ARISING FROM OUR MANAGEMENT ACTIVITIES;

•	OUR ABILITY TO RETAIN THE SERVICES OF OUR KEY PERSONNEL;

•	RISKS ASSOCIATED WITH AND COSTS OF COMPLIANCE WITH LAWS AND REGULATIONS, INCLUDING SECURITIES REGULATIONS, EXCHANGE LISTING STANDARDS AND OTHER LAWS AND REGULATIONS AFFECTING PUBLIC COMPANIES; AND

•	OTHER RISKS DESCRIBED UNDER “RISK FACTORS” BEGINNING ON PAGE 14.
FOR EXAMPLE:

•
WE HAVE A LIMITED NUMBER OF CLIENT COMPANIES. WE HAVE LONG TERM CONTRACTS WITH OUR MANAGED EQUITY REITS (COLLECTIVELY, GOVERNMENT PROPERTIES INCOME TRUST, A MARYLAND REAL ESTATE INVESTMENT TRUST, INCLUDING ITS SUBSIDIARIES, OR GOV; HOSPITALITY PROPERTIES TRUST, A MARYLAND REAL ESTATE INVESTMENT TRUST, INCLUDING ITS SUBSIDIARIES, OR HPT; INDUSTRIAL LOGISTICS PROPERTIES TRUST, A MARYLAND REAL ESTATE INVESTMENT TRUST, INCLUDING ITS SUBSIDIARIES, OR ILPT; SELECT INCOME REIT, A MARYLAND REAL ESTATE INVESTMENT TRUST, INCLUDING ITS SUBSIDIARIES, OR SIR; AND SENIOR HOUSING PROPERTIES TRUST, A MARYLAND REAL ESTATE INVESTMENT TRUST, INCLUDING ITS SUBSIDIARIES, OR SNH); HOWEVER, THE OTHER CONTRACTS UNDER WHICH WE EARN OUR REVENUES ARE FOR SHORTER TERMS, AND THE LONG TERM CONTRACTS WITH OUR MANAGED EQUITY REITS MAY BE TERMINATED IN CERTAIN CIRCUMSTANCES. THE TERMINATION OR LOSS OF ANY OF OUR MANAGEMENT CONTRACTS MAY HAVE A MATERIAL ADVERSE IMPACT UPON OUR REVENUES, PROFITS, CASH FLOWS AND BUSINESS REPUTATION.

•
OUR MANAGEMENT FEES FROM OUR MANAGED EQUITY REITS ARE CALCULATED BASED UPON THE LOWER OF EACH REIT’S COST OF ITS APPLICABLE ASSETS AND SUCH REIT’S MARKET CAPITALIZATION. OUR MANAGEMENT FEES FROM OUR MANAGED OPERATORS (COLLECTIVELY, FIVE STAR SENIOR LIVING INC., A MARYLAND CORPORATION, INCLUDING ITS SUBSIDIARIES, OR FIVE STAR; SONESTA INTERNATIONAL HOTELS CORPORATION, A MARYLAND CORPORATION,

i

INCLUDING ITS SUBSIDIARIES, OR SONESTA; AND TRAVELCENTERS OF AMERICA LLC, A DELAWARE LIMITED LIABILITY COMPANY, INCLUDING ITS SUBSIDIARIES, OR TA) ARE CALCULATED BASED UPON CERTAIN REVENUES FROM EACH OPERATOR'S BUSINESS. ACCORDINGLY, OUR FUTURE REVENUES, INCOME AND CASH FLOWS WILL DECLINE IF THE BUSINESS ACTIVITIES, ASSETS OR MARKET CAPITALIZATIONS OF OUR CLIENT COMPANIES DECLINE.

•
THE FACT THAT WE EARNED SIGNIFICANT INCENTIVE BUSINESS MANAGEMENT FEES FROM CERTAIN OF OUR MANAGED EQUITY REITS IN CALENDAR YEARS 2017, 2016 AND 2015 AND OUR ESTIMATE THAT WE WOULD HAVE EARNED AGGREGATE INCENTIVE BUSINESS MANAGEMENT FEES FROM THE MANAGED REITS OF $118,880 FOR CALENDAR 2018 IF SEPTEMBER 30, 2018 HAD BEEN THE END OF THE NEXT MEASUREMENT PERIOD, MAY IMPLY THAT WE WILL EARN INCENTIVE BUSINESS MANAGEMENT FEES FOR CALENDAR YEAR 2018 OR IN FUTURE YEARS. THE INCENTIVE BUSINESS MANAGEMENT FEES THAT WE MAY EARN FROM OUR MANAGED EQUITY REITS ARE BASED UPON TOTAL RETURNS REALIZED BY THE REITS' SHAREHOLDERS COMPARED TO THE TOTAL SHAREHOLDERS RETURN OF CERTAIN IDENTIFIED INDICES. WE HAVE ONLY LIMITED CONTROL OVER THE TOTAL RETURNS REALIZED BY SHAREHOLDERS OF THE MANAGED EQUITY REITS AND EFFECTIVELY NO CONTROL OVER INDEXED TOTAL RETURNS. THERE CAN BE NO ASSURANCE THAT WE WILL EARN INCENTIVE BUSINESS MANAGEMENT FEES FOR 2018 OR IN THE FUTURE.

•
WE CURRENTLY INTEND TO PAY A REGULAR QUARTERLY DIVIDEND OF $0.35 PER CLASS A COMMON SHARE AND CLASS B-1 COMMON SHARE. OUR DIVIDENDS ARE DECLARED AND PAID AT THE DISCRETION OF OUR BOARD OF DIRECTORS. OUR BOARD MAY CONSIDER MANY FACTORS WHEN DECIDING WHETHER TO DECLARE AND PAY DIVIDENDS, INCLUDING OUR CURRENT AND PROJECTED EARNINGS, OUR CASH FLOWS AND ALTERNATIVE USES FOR ANY AVAILABLE CASH. OUR BOARD MAY DECIDE TO LOWER OR EVEN ELIMINATE OUR DIVIDENDS. THERE CAN BE NO ASSURANCE THAT WE WILL CONTINUE TO PAY ANY REGULAR DIVIDENDS OR WITH REGARD TO THE AMOUNT OF DIVIDENDS WE MAY PAY.

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

•
WE STATE THAT RMR LLC’S $100.0 MILLION COMMITMENT TO THE RMR OFFICE PROPERTY FUND LP, OR THE PRIVATE FUND, IS EXPECTED TO BE DRAWN AND INVESTED BY THE PRIVATE FUND WITHIN THE NEXT 12 MONTHS. THE ACQUISITION ENVIRONMENT FOR OFFICE PROPERTIES IN THE UNITED STATES IS COMPETITIVE AND THE PRIVATE FUND MAY NOT BE SUCCESSFUL IN DRAWING AND INVESTING ALL, OR ANY, OF THIS CAPITAL WITHIN ONE YEAR OR OTHERWISE.

•
OUR BOARD OF DIRECTORS HAS AGREED TO POSSIBLE AMENDMENTS TO OUR BUSINESS MANAGEMENT AGREEMENTS WITH GOV AND ILPT WHEREBY, FOR PERIODS BEGINING ON AND AFTER JANUARY 1, 2019, THE BUSINESS MANAGEMENT AGREEMENT FOR GOV WOULD USE THE SNL U.S. OFFICE REIT INDEX AND THE BUSINESS MANAGEMENT AGREEMENT FOR ILPT WOULD USE THE SNL U.S. INDUSTRIAL REIT INDEX, RATHER THAN THE SNL U.S. REIT EQUITY INDEX, TO CALCULATE THE BENCHMARK RETURN PER SHARE, AS DEFINED, FOR PURPOSES OF DETERMINING THE INCENTIVE MANAGEMENT FEE, IF ANY, PAYABLE TO US BY GOV AND ILPT, RESPECTIVELY. HOWEVER, THESE AMENDMENTS WOULD REQUIRE THE APPROVAL OF THE COMPENSATION COMMITTEE OF THE GOV BOARD OF TRUSTEES AND THE COMPENSATION COMMITTEE OF THE ILPT BOARD OF TRUSTEES, RESPECTIVELY, AND, WITH RESPECT TO THE GOV BUSINESS MANAGEMENT AGREEMENT, WOULD ONLY BE ENTERED IF THE PROPOSED MERGER OF GOV AND SIR IS CONSUMMATED.

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

PART I
Item 1. Business
Our Company
The RMR Group Inc., or RMR Inc., is a holding company incorporated as a Maryland corporation on May 28, 2015 and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC. RMR LLC is a Maryland limited liability company. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. In this Annual Report on Form 10-K, unless otherwise indicated, "we", "us" and "our" refers to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC.
As of September 30, 2018, RMR Inc. owns 15,229,957 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent approximately 52.0% of the economic interest of RMR LLC. ABP Trust, owns 15,000,000 redeemable Class A Units, representing approximately 48.0% of the economic interest of RMR LLC. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns a majority of ABP Trust's voting securities.
Our business primarily consists of providing management services to the Managed Equity REITs (five publicly traded real estate investment trusts, or REITs) and the Managed Operators (three real estate operating companies). Since its founding in 1986, RMR LLC has substantially grown the amount of real estate assets under management and the number of real estate businesses it manages. As of September 30, 2018, we had $30.1 billion of assets under management. For more information about our calculation of assets under management, see Item 6, Selected Financial Data, included in Part II of this Annual Report on Form 10-K. Our assets under management include more than 1,700 properties, which are primarily owned by our Managed Equity REITs.
As manager of the Managed Equity REITs, we are responsible for implementing investment strategies and managing day to day operations, subject to supervision and oversight by each Managed Equity REIT’s board of trustees. The Managed Equity REITs have no employees, and we provide the personnel and services necessary for each Managed Equity REIT to conduct its business. The Managed Equity REITs invest in diverse income producing properties as follows:

•
Government Properties Income Trust (Nasdaq: GOV) primarily owns office properties leased to the U.S. government, state and other governments, government contractors, as well as various other nongovernmental organizations. As of September 30, 2018, GOV owned 105 properties (164 buildings) located in 30 states and the District of Columbia.

•
Hospitality Properties Trust (Nasdaq: HPT) primarily owns hotel and travel center properties. As of September 30, 2018, HPT owned 524 properties (325 hotels and 199 travel centers) located in 45 states, Puerto Rico and Canada.

•
Industrial Logistics Properties Trust (Nasdaq: ILPT) primarily owns industrial properties located on the island of Oahu, Hawaii, as well as various other industrial and logistics properties. As of September 30, 2018, ILPT owned 269 properties, including 226 buildings, leasable land parcels and easements in Oahu, Hawaii and 43 buildings located in 25 other states.

•
Select Income REIT (Nasdaq: SIR) primarily owns office properties that are leased to single tenants. ILPT is a majority owned consolidated subsidiary of SIR. As of September 30, 2018, in addition to its investment in ILPT, SIR owned 75 properties (99 buildings, leasable land parcels and easements) located in 36 states.

•
Senior Housing Properties Trust (Nasdaq: SNH) primarily owns independent and assisted living communities, continuing care retirement communities, nursing homes, wellness centers and properties leased to medical service providers, clinics, biotech laboratory tenants and other life science related businesses. As of September 30, 2018, SNH owned 443 properties (469 buildings) located in 42 states and the District of Columbia.

We also provide management services to the Managed Operators that have diverse businesses as follows:

•
Five Star Senior Living Inc. (Nasdaq: FVE), or Five Star, is a national healthcare and senior living services company that operates senior living communities, including independent living, assisted living, continuing care and skilled nursing facilities, many of which are owned by SNH. As of September 30, 2018, Five Star operated 276 senior living communities located in 32 states.

•
Sonesta International Hotels Corporation, or Sonesta, manages and franchises an international collection of hotels, resorts and cruise ships offering upscale and extended stay accommodations to travelers, including hotels in the United States owned by HPT. As of September 30, 2018, Sonesta’s business included 80 properties in seven countries.

•
TravelCenters of America LLC (Nasdaq: TA), or TA, operates, leases and franchises a national chain of full service travel centers located along the U.S. Interstate Highway System, many of which are owned by HPT. TA also owns and operates standalone restaurants. As of September 30, 2018, TA’s business included 259 travel centers in 43 states and Canada and 43 standalone restaurants in 13 states. TA's business also included 225 standalone convenience stores, which TA has entered into an agreement to sell.

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
On August 5, 2016, we acquired certain assets of Tremont Realty Capital LLC, or the Tremont business, which principally originates and manages real estate debt and debt-like financings. As part of this transaction, Tremont Realty Advisors LLC, or Tremont Advisors, a wholly owned subsidiary of RMR LLC formed in 2016 and an investment advisor registered with the SEC, was assigned the investment management contracts of the Tremont business. Effective September 18, 2017, Tremont Advisors also manages Tremont Mortgage Trust (Nasdaq: TRMT), or TRMT, a mortgage REIT created to focus primarily on originating and investing in first mortgage loans secured by middle market or transitional commercial real estate.

On July 31, 2018, RMR LLC entered into a transaction agreement pursuant to which RMR LLC committed to contribute up to $100.0 million and, on September 1, 2018, ABP Trust contributed $206.0 million of owned office properties to a newly formed private open end real estate fund, the RMR Office Property Fund LP, or the Private Fund. The Private Fund is focused on the acquisition, ownership and leasing of a diverse portfolio of commercial office properties throughout the United States. The Private Fund’s General Partner is a wholly owned subsidiary of ABP Trust, and RMR LLC and ABP Trust are limited partners of the Private Fund. Effective September 1, 2018, RMR LLC provides administrative and property management services to the Private Fund.
On September 14, 2018, two of our Managed Equity REITs, GOV and SIR, announced their intent to merge pending shareholder approval. For information regarding this pending merger and its implications on our management agreements with GOV and SIR, see “Our Management Agreements with the Managed Equity REITs” below.
In addition, we provide management services to certain other businesses, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust. We refer to the Managed Equity REITs, Managed Operators, RIF, TRMT, the Private Fund, and ABP Trust, and the other clients of the Tremont business as our Client Companies. We refer to the Managed Equity REITs and TRMT collectively as the Managed REITs.
Our Business Strategy
Our business strategy is to provide an expanded range of management services to our Client Companies and diversify the number of clients to which we provide services.
     We believe that we have several strengths that distinguish our business:

•
Revenue Base. Our revenues are primarily from fees earned under long term agreements with high credit quality companies. Our agreements with the Managed Equity REITs extend for 20 year terms with significant termination fees payable in certain circumstances. For the fiscal year ended September 30, 2018, fees earned from the Managed Equity REITs represented 89.9% of our total revenue. In addition, the businesses of the Managed Operators are conducted in large part at properties under long term leases and management arrangements with the Managed Equity REITs.

•
Cash Flow and Dividend. Our net income and Adjusted EBITDA for the fiscal year ended September 30, 2018 were $217.4 million and $120.3 million, respectively. We have no debt outstanding. Our historical dividend rate of $0.25 per share per quarter ($1.00 per share per year) has been well covered by our earnings and cash flows. We recently announced an increased dividend rate of $0.35 per share per quarter ($1.40 per share per year), beginning with the quarterly dividend that we paid on November 15, 2018 to shareholders of record as of October 29, 2018. This new dividend rate will be well covered by our earnings and cash flows. Adjusted EBITDA is a non U.S. generally accepted accounting principles, or GAAP, financial measure. For a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA, see footnote (2) to “Selected Financial Data” beginning on page 28.

•
Broad Real Estate Experience. We provide management services to a wide range of real estate assets and businesses that include healthcare facilities, senior living and other apartments, hotels, office buildings, industrial buildings, leased lands, travel centers, retail stores, and various specialized properties such as properties leased to government tenants and properties specially designed for medical and biotech research. The properties and businesses we managed as of September 30, 2018, are located throughout the United States in 48 states and Washington D.C., and in Puerto Rico and Canada.

•
Growth. Since the founding of RMR LLC in 1986, we have substantially grown our real estate assets under management and the number and variety of real estate businesses we manage. As of September 30, 2018, we had $30.1 billion of assets under management, including more than 1,700 properties. The synergies among our clients may also facilitate their and our growth. We assist our clients in realizing investment opportunities by working together to make acquisitions, obtain financing, identifying possible joint venture partners, completing development activities, and facilitating capital recycling from strategic property dispositions. We expect to use our operating cash flow and we may use our equity to fund our growth and diversify our operations. Recent examples of the diversification of our operations are TRMT and our commitment of $100.0 million to the Private Fund, which commenced on September 1, 2018. TRMT is our first mortgage REIT and the Private Fund is our first private open end real estate fund.

•
Quality and Depth of Management. Our highly qualified and experienced management team provides a broad base of deep expertise to our clients. Our senior management has worked together through several business cycles in which they acquired, financed, managed and disposed of real estate assets and started real estate businesses. As of September 30, 2018, we employed almost 600 real estate professionals in more than 30 offices throughout the United States, and the companies we manage collectively had over $11.0 billion of annual revenues and over 52,000 employees. We have also assisted our clients to grow by successfully accessing the capital markets; since our founding in 1986, our clients have successfully completed over $36.0 billion of financing in over 170 capital raising transactions.

•
Alignment of Interests. We believe our structure fosters strong alignment of interests between our principal executive officer and our shareholders because our principal executive officer, Adam D. Portnoy, has a 51.8% economic interest in RMR LLC. Alignment of interests also exists between us and four of our Managed Equity REITs (HPT, GOV, SIR and SNH), as these Managed Equity REITs own, in aggregate, 7,942,246 shares of our Class A common stock.

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
Term and Termination
     The terms of the business and property management agreements with each Managed Equity REIT end on December 31, 2038, and automatically extend on December 31st of each year so that the terms thereafter end on the 20th anniversary of the date of the extension. A Managed Equity REIT has the right to terminate its management agreements with RMR LLC: (1) at any time upon 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. RMR LLC has the right to terminate the management agreements for good reason, as defined in the agreements.
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

The base management fee is payable monthly in arrears.
The annual incentive business management fee payable by each Managed Equity REIT, if any, is calculated as follows:

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

•
The measurement period for an annual incentive business management fee is defined as the three year period ending on December 31 of the year for which such fee is being calculated, except for ILPT, whose annual incentive business management fee will be based on a shorter period subsequent to its initial public offering (January 12, 2018 through calendar year ended December 31, 2018).

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
On September 14, 2018, two of our Managed Equity REITs, GOV and SIR, announced their intent to merge pending shareholder approval. In connection with this proposed merger of GOV and SIR, we have agreed to waive our right to receive payment of the termination fee otherwise due under our business and property management agreements with SIR upon the termination of those agreements when the merger is consummated, as after the merger is consummated, we will continue to manage the combined company under our existing business and property management agreements with GOV and will continue to manage ILPT under our existing business and property management agreements with ILPT. Upon consummation of this merger and termination of SIR's business management agreement, we would also be eligible to receive a pro rata portion of the then current year's incentive fee, if earned. The measurement period for such pro rata incentive fee is the prior two full calendar years plus the period from the end of the last full calendar year through the closing date of the merger.
Our Board of Directors has agreed to possible amendments to our business management agreements with GOV and ILPT whereby, for periods beginning on and after January 1, 2019, the business management agreement for GOV would use the SNL U.S. Office REIT Index and the business management agreement for ILPT would use the SNL U.S. Industrial REIT Index, rather than the SNL U.S. REIT Equity Index, to calculate the benchmark return per share, as defined, for purposes of determining the incentive management fee, if any, payable to us by GOV and ILPT, respectively. These amendments would require the approval of the compensation committee of the GOV board of trustees and the compensation committee of the ILPT board of trustees, respectively, and, with respect to the GOV business management agreement, would only be entered if the proposed merger of GOV and SIR is consummated.
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
The terms of the business management agreements with each Managed Operator end on December 31, 2018, and automatically extend for successive one year terms, unless RMR LLC or the applicable Managed Operator gives notice of non-renewal before the expiration of the applicable term. Also, a Managed Operator may terminate its business management agreement at any time (i) for Five Star and TA, on 60 days’ notice and RMR LLC may terminate such agreements at any time on 120 days’ notice and (ii) for Sonesta, on 30 days’ notice and RMR LLC may terminate its agreement with Sonesta on 30 days’ notice. If Five Star or TA terminates or elects not to renew its agreement, other than for cause as defined in each agreement, the Managed Operator is obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.
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

Our Management Agreements with AIC, ABP Trust and the Private Fund
RMR LLC provides business management services to AIC for a fee calculated as 3.0% of the total premiums paid for insurance arranged by AIC.
RMR LLC provides business and property management services to our controlling shareholder, ABP Trust, for which it receives, depending upon the services provided, a business management fee in an annual amount equal to 0.6% of ABP Trust’s revenues from all sources reportable under GAAP, a property management fee in an amount equal to 3.0% of rents collected from managed properties and a construction supervision fee in an amount equal to 5.0% of the cost of any construction, renovation or repair activities at the managed properties, other than ordinary maintenance and repairs.
RMR LLC manages the Private Fund and receives annual fund administration fees equal to 1.0% of the Private Fund’s net asset value, property management fees equal to 3.0% of all rents collected from commercial real estate investments, and 5.0% of costs of construction or any improvement at commercial real estate investments held by the Private Fund.
Our Advisory Agreements
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
RMR Advisors' agreement with RIF continues until September 7, 2020 and continues thereafter from year to year or for such longer term as may be approved by RIF’s board of trustees, as permitted by the Investment Company Act of 1940, as amended, or the Investment Company Act. So long as required by the Investment Company Act, the agreement is terminable by RIF on 60 days’ notice and automatically in the event of an assignment, as defined in the Investment Company Act.
Tremont Advisors is party to a management agreement with TRMT. Pursuant to this agreement, Tremont Advisors provides TRMT with a continuous investment program, makes day to day investment decisions and generally manages the business affairs of TRMT in accordance with TRMT's investment objectives and policies.
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
Coordination of RMR Inc. and RMR LLC
Under the LLC Operating Agreement, RMR LLC is permitted to issue additional units from time to time provided that they are substantially equivalent to additional equity securities issued from time to time by us. RMR LLC is generally restricted from issuing additional membership units of RMR LLC to us unless (i) (A) the additional units are (x) Class A Units issued in connection with an issuance of our Class A Common Shares, or Class A shares, (y) Class B Units issued in connection with an issuance of our class B-1 common stock of RMR Inc., par value $0.001 per share, or Class B-1 Common Shares, or (z) units issued in connection with an issuance of our equity securities where the units and equity securities being issued have substantially the same rights (other than voting rights), restrictions, limitations as to distributions, qualifications and terms and conditions of redemption, and (B) we contribute to RMR LLC the cash proceeds or other consideration we receive (less amounts for which we are permitted to be reimbursed under the LLC Operating Agreement), if any, in connection with the issuance or (ii) the additional units are issued upon the conversion, redemption or exchange of debt, units or other securities issued by RMR LLC.
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
If, at any time, any of our equity securities are converted or exchanged into other equity securities, in whole or in part, then a number of the corresponding membership units of RMR LLC held by us equal to the number of equity securities being so converted or exchanged shall automatically be converted or exchanged, as the case may be, into that same number of membership units of RMR LLC that correspond to the number of equity securities issued in such conversion or exchange.
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
Transfers of membership units of RMR LLC
Membership units of RMR LLC are generally subject to restrictions on transfer in accordance with the terms of the LLC Operating Agreement. Under the LLC Operating Agreement, we may not transfer any of our membership units of RMR LLC without the majority consent of the non-managing members of RMR LLC. Under the LLC Operating Agreement, Class A Units and Class B-2 Common Shares comprising “paired interests” may be transferred to a permitted transferee, including Adam D. Portnoy, qualified employees, the immediate family members of Adam D. Portnoy and Barry M. Portnoy or qualified employees, any of their respective lineal descendants or any entity controlled by ABP Trust or an individual named above. In addition, Class A Units and Class B-2 Common Shares comprising “paired interests” may be transferred by the creation of certain security interests, by will or pursuant to the laws of descent and distribution or in any transfer approved in advance by our Board of Directors.
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
Tax Receivable Agreement
In connection with the RMR LLC reorganization on June 5, 2015, we purchased Class A Units from ABP Trust. In the future, additional Class A Units may be redeemed by ABP Trust for our Class A Common Shares or cash. We expect that, as a result of both this initial purchase and any future redemptions of Class A Units for our Class A Common Shares or cash, the tax basis of the assets of RMR LLC attributable to our interests in RMR LLC will be increased. These increases in the tax basis of the assets of RMR LLC attributable to our interests in RMR LLC would not have been available to us but for this initial purchase and future redemptions of Class A Units for Class A Common Shares or cash. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we would otherwise be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those capital assets. The United States Internal Revenue Service, or IRS, may challenge all or part of these tax basis increases, and a court might sustain such a challenge.
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
Each of the Managed Equity REITs, other than ILPT, along with Five Star, TA and ABP Trust are shareholders of AIC. Each of our managed REITs along with FVE, TA and ABP Trust participate in a combined property insurance program through AIC, with ILPT's participation through SIR as a majority-owned subsidiary of SIR. We provide certain management and administrative services to AIC and we and AIC are subject to insurance regulations in Indiana.
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
Competition
Our growth will depend upon our ability to manage or assist the growth of our Client Companies and our ability to expand our services to new clients. The Managed Equity REITs and the Private Fund compete on a national and regional basis with many third parties engaged in real estate investment activities including other publicly traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors. Five Star competes with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Sonesta competes with other hotel operators and franchisors. TA competes on a national and local basis with companies operating travel centers, as well as retailers operating in the convenience store and retail gas station industries and in the restaurant business. RMR Advisors competes with other mutual fund managers. The Tremont business competes with banks, commercial mortgage backed securities originators, private equity funds and other sources of commercial mortgage backed lending. TRMT competes on a national and regional basis with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including funds or investors that we or our affiliates may sponsor, advise or manage), banks, credit unions, insurance companies and other financial institutions. We compete with other businesses in the real estate management and asset management businesses. Many of these competitors may have greater financial, technical, marketing and other resources than we or our Client Companies have. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital, greater business scale and enhanced operating efficiencies. Certain competitors may also be subject to different regulatory regimes or rules that may allow them more flexibility or better access to pursue potential investments and raise capital for themselves or their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessments or lower return thresholds, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities than we or our Client Companies. Our ability and the ability of our Client Companies to continue to compete effectively will depend in large part upon the ability to attract, retain and motivate employees, and we and they regularly must compete with other companies to attract and retain employees.
Employees
As of September 30, 2018, RMR LLC employed almost 600 real estate professionals in more than 30 offices throughout the United States, and the companies managed by RMR LLC collectively had over 52,000 employees. None of our employees is subject to a collective bargaining agreement, but certain employees of our Client Companies are.
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

Risks Related to Our Business

Substantially all of our revenues are derived from our provision of management services to a limited number of companies. The loss or failure, or decline in business or assets, of any of the Managed Equity REITs could substantially reduce our revenues.

The fees we earn from providing management services to the Managed Equity REITs comprise substantially all our revenues. Our revenues depend in large part on the ability of the Managed Equity REITs to raise capital to invest in real estate assets and on the positive performance of their investments and shareholder returns. Our Managed Equity REITs are subject to a number of risks and uncertainties. See “Risks Related to the Businesses of our Client Companies.” Therefore, our operating results and our ability to maintain and grow our revenues depends upon the ability of our Managed Equity REITs and their significant tenants and operators, some of which are our Managed Operators, to maintain and grow their respective businesses. Our operating results and our ability to maintain and grow our revenues also depend upon the ability of our Managed Equity REITs ability to maintain and grow their market capitalizations and to achieve positive shareholder returns in excess of applicable REIT total shareholder return indexes. Reduced business activities, market capitalizations or shareholder returns, sales of assets or the failure of any of the Managed Equity REITs or the termination of their management agreements with us would materially reduce our revenues and our profitability.

Our revenues may be highly variable.

RMR LLC’s business management agreement with each Managed Equity REIT provides for a base business management fee which is based on the lower of the average historical costs of the Managed Equity REIT’s assets under management or its average market capitalization, as calculated in accordance with the applicable business management agreement, and an incentive business management fee which is based on the Managed Equity REIT’s relative outperformance of a specified REIT total shareholder return index. The management fees we earn under these agreements are highly variable. For example, the base business management fee payable by a Managed Equity REIT may increase or decrease materially as the Managed Equity REIT acquires or disposes of real estate assets or its market capitalization increases or decreases. In addition, our earning incentive fees under these agreements is not assured; we generally only earn an incentive business management fee under our business management agreement with a Managed Equity REIT if it outperforms an identified REIT total shareholder return index during the measurement period and certain other conditions are satisfied, as measured at the end of the applicable measurement period. The shareholder returns realized by a Managed Equity REIT, its market capitalization and its ability to raise capital or make investments may be impacted by trends in the Managed Equity REIT’s portfolio, the U.S. real estate industry generally, the Managed Equity REIT’s industry specifically or other factors which are outside of our or its control. Further, the fees we earn under our property management agreements with the Managed Equity REITs are based on a percentage of the rents our Managed Equity REITs receive and a percentage of the costs of construction, in each case, at properties we manage for them. To the extent our Managed Equity REITs receive reduced rent or incur lower construction costs, our revenues may significantly decline. Also, the fees under our management agreements with the Managed Operators are based on a percentage of revenues (in the case of TA, gross fuel margin and nonfuel revenues) earned by them or generated at the properties they manage. A material decline in those revenues may significantly reduce our revenues.

There can also be no assurance that we will maintain the level of revenues we have earned in the past under our management agreements and advisory agreements with our Client Companies or that the amount of fees we receive will increase. It is possible that the revenues we earn will fluctuate significantly or materially decline. For example, in the fiscal years ended September 30, 2018, 2017 and 2016, incentive business management fees earned from the Managed Equity REITs were 44.3%, 22.6% and 27.2%, respectively, of our management and advisory services revenues. If we do not earn incentive fees, our future revenues may be significantly less than our historical revenues, which may adversely affect the trading price of our Class A Common Shares. Additionally, as part of the pending merger of two of our Managed Equity REITs, GOV and SIR, management of those Client Companies have stated their intent to consider the disposition of up to $750.0 million in assets. This disposition activity could result in reductions to our management services revenues in future periods.

Rising market interest rates may significantly reduce our revenues.

Since the most recent U.S. economic recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. Recently, there have been some modest signs of inflationary price movements. The U.S. Federal Reserve has begun to raise interest rates and has indicated that additional increases are forthcoming this calendar year and next. Further increases in market interest rates may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell the common shares of our Managed REITs, and which they may consider important in deciding whether to buy or sell our Class A Common Shares, is the distribution rate with respect to such shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate before investing in our Class A Common Shares or in a Managed REIT, or may sell our Class A Common Shares or the Managed REITs’ common shares and seek alternate investments with a higher distribution rate. Sales of our Class A Common Shares may cause the market value of such shares to decline. Sales of common shares of the Managed Equity REITs may cause a decline in the market prices of such shares, which reduces the market capitalizations and total shareholder returns of the Managed Equity REITs, which, in turn, may materially reduce the fees we earn under our business management agreements with them. Moreover, an increase in interest rates could raise borrowing costs for our Client Companies, negatively impact their access to capital to fund future growth, reduce their earnings and total shareholder returns and cause borrowers from TRMT to default, which may materially reduce the fees we earn under our business management agreements with our Client Companies.

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

Our business and operations are significantly dependent on conditions in the commercial real estate industry, which in turn is impacted by general economic conditions in the United States. Commercial real estate markets in the United States were significantly negatively impacted during the most recent recession. Although commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels, new challenges have arisen, including uncertain U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and increasing real estate development activities. Adverse conditions in the commercial real estate industry and declining real estate values could harm our business and financial condition by limiting our and our Client Companies’ access to debt and equity capital and our and their ability to grow our and their businesses. Adverse conditions may also give rise to an increase in tenant defaults under our Client Companies’ leases and defaults of TRMT’s loans and other investments. An economic slowdown or recession or declining real estate values could materially and adversely affect us and our Client Companies.

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

Our continued success depends to a great extent on our ability to retain and motivate our key personnel and strategically to recruit, retain and motivate new talented personnel. However, we may not be successful in these efforts as the market for qualified employees in the asset management industry is extremely competitive. Historically we have not had employment agreements with our key employees and we have no present intention to enter into any. Our ability to recruit, retain and motivate our personnel is dependent on our ability to offer attractive compensation. There can be no assurance that we will have sufficient cash available to continue to offer our employees attractive compensation. In addition, we or our Client Companies may be unwilling to grant our employees significant equity awards in our or their businesses, and the value of any equity awards they receive may be lower than anticipated. Also, in order to recruit and retain existing and future personnel, we may need to increase the level of compensation that we pay to them, which may cause a higher amount of our revenue to be paid out in the form of compensation, which may have an adverse impact on our profits.

We depend on our controlling shareholder and other key personnel.

We depend on the efforts, skills, reputations and business contacts of our controlling shareholder, Adam D. Portnoy, and other key personnel. The extent and nature of the experience of our executive officers and of the relationships they have with real estate professionals and financial institutions, although not a guarantee of positive results, are critical to the success of our business. The loss of the services of any of them could have a material adverse effect on our revenues, net income and cash flows and could impair our ability to maintain or grow assets under management in our Client Companies or otherwise maintain or grow our business.

We do not have significant experience managing a mortgage REIT or a private real estate investment fund.

With our acquisition of the Tremont business in 2016 and the closing of the initial public offering of TRMT in 2017, we entered the commercial real estate finance business. We do not have significant experience in this business, and our only experience managing a mortgage REIT is with TRMT. Since launching TRMT, it has taken longer to invest TRMT’s capital than originally expected and, in recognition of this longer investment period, Tremont Advisors has agreed to waive the base management fee payable by TRMT for the period July 1, 2018 through June 30, 2020 and any incentive management fee that it may earn for the 2018 or 2019 calendar years. TRMT’s success, the return on our $12.0 million investment in TRMT common shares and the payment of the base management and incentive management fees, if any, payable to Tremont Advisors under its management agreement with TRMT after the waiver period will depend on numerous factors, including TRMT’s ability to make investments that generate attractive, risk-adjusted returns, as well as its ability to access financing on acceptable terms. Additionally, based on the length of time and the extent to which the market value of our TRMT investment was below our carrying value, we determined that the decline in fair value was other than temporary as of September 30, 2018. Accordingly, we recorded an impairment of $4.4 million on our investment in TRMT as of September 30, 2018 to reduce the carrying value to its fair value. There can be no assurance that we will be successful in this business, that TRMT will achieve its objectives and operate successfully, or that we will earn fees from TRMT sufficient to recover the costs we have incurred or to provide a suitable return on our investment in TRMT.

In 2018, we entered the private, open end, real estate investment fund market through the formation of and our agreement to invest up to $100.0 million in the Private Fund, our payment of approximately $1.6 million of costs related to the organization and commencement of the Private Fund and our agreement to manage the Private Fund. We have no experience investing in or managing a private real estate fund. The Private Fund may not be successful in raising additional funds to further expand or successfully operate. There can be no assurance that the Private Fund will achieve its objectives, or that it will identify and invest successfully in properties. The Private Fund’s success, the return on our investment in the Private Fund and fees payable to RMR LLC under its management agreements with the Private Fund will depend on numerous factors, including its ability to make investments that generate attractive, risk-adjusted returns, as well as its ability to access financing on acceptable terms. There can be no assurance that we will be successful in managing this business, that the Private Fund will achieve its objectives and operate successfully, or that we will earn fees from the Private Fund sufficient to recover the costs we have incurred or to provide a suitable return on our investment in the Private Fund.

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

We rely on information technology and systems, including the Internet, commercially available software and our internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees and tenants and lease data. If we experience material failures, inadequacies or interruptions or security failures of our information technology, we could incur material costs and losses. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to us or our Client Companies. We rely on commercially available systems, software, tools and monitoring, as well as our internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer and vendor information, such as personally identifiable information related to our employees and others and information regarding our and our Client Companies’ financial accounts. We take various actions, and we incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.

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

Risks Related to the Businesses of our Client Companies

Five Star Senior Living Inc. has announced a substantial doubt about its ability to continue as a going concern.

FVE recently announced that the current conditions in the senior living industry, its recurring operating losses, expected continuing industry and financial result challenges through at least 2019, and the risk that it may not be able to obtain sufficient funding, have given risk to substantial doubt about its ability to continue as a going concern. If FVE ceases to continue as a going concern, our revenues may decline. Further, any failure of FVE to be able to continue to operate may materially and adversely impact SNH because FVE is SNH’s largest tenant and FVE manages SNH’s managed senior living communities. If SNH’s business, properties, operating results or market capitalization are adversely impacted as a result of any business failure of FVE, our revenues may decline.

Risks associated with our Client Companies’ businesses could adversely affect their respective abilities to grow, generate revenue and pay management fees to us and, thereby, adversely affect our business.

We have presented in this Annual Report on Form 10-K historical fees that we have earned from our Client Companies. The historical fees earned from our Client Companies, including those presented in this Annual Report on Form 10-K, should not be considered as indicative of the future results of our Client Companies or of our future results. The risks associated with each Client Company’s business could adversely affect its ability to carry out its business plans and objectives, and, as a result, could adversely impact its ability to pay us management or advisory fees or cause the amounts of those fees to decline. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.”

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

•
our Client Companies have significant investments in certain types of assets, such as hotels, senior living communities, healthcare properties and travel centers, and market changes which impact these specific types of assets (e.g., new competition for short term accommodations, changes in Medicare and Medicaid rates and fuel efficiency improvements) may adversely impact certain of the Client Companies’ ability to maintain or grow their business;

•
the failure of a Managed REIT to continue to qualify as a REIT would subject it to federal income tax and reduce cash available for distributions to its shareholders, adversely impacting its ability to raise capital and operate its business; and

•	complying with REIT requirements may cause a Managed REIT to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.

Many of our Client Companies are SEC registrants and file reports with the SEC as required by the Exchange Act. A discussion of the businesses and the risks associated with the businesses of our Client Companies that are SEC registrants is contained in the reports filed by our Client Companies, including in the section captioned “Risk Factors” in each Managed REIT’s, Five Star’s and TA’s annual reports on Form 10-K for the year ended December 31, 2017 and RIF’s applicable filings with the SEC. Copies of these reports are available at the SEC’s website, www.sec.gov.

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

In July 2017, S&P Dow Jones, a provider of widely followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. As a result, our Class A Common Shares will likely not be eligible for these stock indices. In September 2017, FTSE Russell, another provider of widely followed stock indices, adopted rules requiring new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A Common Shares. We cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A Common Shares less attractive to investors and, as a result, the market price of our Class A Common Shares could be adversely affected.

Our dividend policy is subject to change.

RMR Inc. currently plans to pay a regular quarterly cash dividend equal to $0.35 per share ($1.40 per share per year) to holders of its Class A Common Shares. However, the amount of distributions RMR LLC may make in the future is not certain, and there is no assurance that future distributions will be made. The declaration and payment of dividends to our shareholders will be at the discretion of our Board of Directors, which may change the distribution policy or discontinue the payment of dividends at any time. Any change in our dividend policy could have a material adverse effect on the market price of our Class A Common Shares.

Risks Related to Our Relationships with Our Controlling Shareholder and Our Client Companies

Our controlling shareholder controls our voting power, and our other shareholders will have less influence over our business than shareholders of most other publicly owned companies.

Substantially all of the voting power in RMR Inc. and a majority of the economic interest in RMR LLC is held by ABP Trust, an entity controlled by its sole trustee and one of our Managing Directors, Adam D. Portnoy. RMR Inc. is the managing member of RMR LLC. As of September 30, 2018, Adam D. Portnoy beneficially owned, in aggregate, directly and indirectly through ABP Trust, (i) 173,365 shares of our Class A Common Shares; (ii) all of our outstanding Class B-1 Common Shares; (iii) all of our outstanding Class B-2 Common Shares; and (iv) all of the outstanding Class A Units of RMR LLC. Our Class B-1 Common Shares and Class B-2 Common Shares entitle holders to ten votes per share. As a result of this ownership, as of September 30, 2018, Adam D. Portnoy beneficially owned in aggregate, directly and indirectly through ABP Trust, a combined direct and indirect 51.8% economic interest in RMR LLC and controlled 91.4% of the aggregate voting power of our outstanding capital stock. As a result of this voting control, Adam D. Portnoy is effectively able to determine the outcome of all matters requiring shareholder approval, including, but not limited to, election of our directors. Adam D. Portnoy is able to cause or prevent a change of control of RMR Inc., and this voting control could preclude any unsolicited acquisition of RMR Inc. The voting control of Adam D. Portnoy could deprive our shareholders of an opportunity to receive a premium for their Class A Common Shares as part of a sale of us and may affect the market price of our Class A Common Shares.

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

The ability of ABP Trust, HPT, GOV, SIR and SNH to sell their respective ownership stake in us and speculation about any such sale may adversely affect the market price of our Class A Common Shares.

HPT, GOV, SIR and SNH own a significant number of our outstanding Class A Common Shares. In addition, ABP Trust owns all of our Class B-1 Common Shares (which are exchangeable for Class A Common Shares), some of our currently outstanding Class A Common Shares and all of our Class A Units of RMR LLC (which ABP Trust may cause RMR LLC to redeem for, at our election, Class A Common Shares on a one for one basis or cash). Thus, a significant portion of our ownership is not trading in the public markets. ABP Trust, HPT, GOV, SIR and SNH may sell any or all of their Class A Common Shares at any time without approval by other shareholders of RMR Inc. In connection with their proposed merger, GOV and SIR have stated that they may sell some or all of the Class A Common Shares they own. Speculation by the press, stock analysts, our shareholders or others regarding the intention of ABP Trust, HPT, GOV, SIR and SNH to dispose of Class A Common Shares could adversely affect the market price of our Class A Common Shares. Moreover, the market price of our Class A Common Shares may be adversely impacted by the fact that the public float of our Class A Common Shares is relatively small as compared to the portion of our ownership not trading in the public markets. Accordingly, our Class A Common Shares may be worth less than they would be if the Class A Common Shares owned by HPT, GOV, SIR and SNH or which ABP Trust has a right to acquire were trading in the public markets.

We and our Client Companies are party to transactions with related parties that may increase the risk of allegations of conflicts of interest, and such allegations may impair our or our Client Companies' ability to realize the benefits we expect from these transactions.

We and our Client Companies are party to transactions with related parties, including with entities controlled by Adam D. Portnoy and entities that we manage. For example, because of the relationships among us, Adam D. Portnoy, Barry M. Portnoy, before his death, and our Client Companies, the agreements we are party to with them, including our management agreements, are among related parties. Other examples include: the general partner of the Private Fund is a subsidiary controlled by ABP Trust and ABP Trust and RMR LLC are the limited partners of the Private Fund; two of our Managed REITs (GOV and SIR) have agreed to combine; HPT is TA's principal landlord, and TA is HPT's largest tenant, operating travel center locations owned by HPT pursuant to long term leases; SNH is Five Star's principal landlord and Five Star is SNH's largest tenant and manager of senior living communities, operating senior living communities owned by SNH pursuant to long term agreements; and Sonesta manages a number of HPT's hotels pursuant to long term management agreements. Our and our Client Companies' agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Moreover, we are subject to the risk that our shareholders or the shareholders of one or more of our Client Companies may challenge any such related party transactions and the agreements entered into as part of them. If such a challenge were to be successful, we or our Client Companies might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our or our Client Companies' reputation, business and growth and could adversely affect our or our Client Companies' ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.

Our management responsibilities to each of our Client Companies and any future companies we may manage may give rise to actual, potential or perceived conflicts of interest.

Some of our Client Companies have overlapping investment objectives. Additionally, some of our Client Companies have material business relationships with, and in some instances have entered into material transactions with, other of our Client Companies that could give rise to conflicting interests. Our controlling shareholder’s investment in some of our Client Companies also could give rise to conflicting interests. Our Client Companies rely on information and management services we provide to them. While we and our Client Companies have policies and procedures in place that are intended to mitigate the risks of conflicts of interest, our allocation of investment opportunities, advice, recommendations and commitments of our management team across our Client Companies might be perceived to favor one Client Company at the expense of another.

In addition to serving on our Board of Directors and executive team, Adam D. Portnoy also serves on the boards of each of the Managed REITs, Managed Operators, RIF, AIC, ABP Trust and the general partner of the Private Fund. Other of our officers also serve as officers or on the boards of the Managed REITs, Managed Operators, RIF and the general partner of the Private Fund. These individuals may also hold equity positions in, or other positions with, us and these Client Companies. In addition, several of the independent trustees and independent directors of our public Client Companies also serve as independent trustees or independent directors of other public Client Companies. Some of our Client Companies participate in a combined insurance program through AIC and we and the Managed REITs, Five Star and TA participate in a combined directors and officers insurance program. These multiple responsibilities and varying interests could create competition for the time and efforts of Adam D. Portnoy and RMR LLC and its subsidiaries and their officers and employees, and actual, potential or perceived conflicts of interest may arise.

 Shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with Adam D. Portnoy and our Client Companies, the position of our Managing Directors and executive officers as directors, trustees or executive officers of our Client Companies, the position of independent trustees and independent directors of our public Client Companies as independent trustees or independent directors of other public Client Companies and the relationships among our Client Companies may precipitate such activities. In addition, certain proxy advisory firms which have significant influence over the voting by shareholders of public companies, have, in the past, recommended that shareholders vote against, or withhold votes for, the election of all board members up for election at our Client Companies. At past 2017 and 2018 annual shareholder meetings of HPT and SNH, less than a majority of the votes cast were in favor of the election of at least one of the board members standing for election. Proxy advisory firms may recommend that shareholders of our public Client Companies vote against, or withhold votes for, the election of board members of such Client Companies at future annual shareholder meetings, which may affect the outcome of those elections and impact the governance of those Client Companies, which may increase the risk of shareholder activism and litigation at those Client Companies. These activities could result in substantial costs and diversion of our management’s attention and could have a material adverse effect on our reputation and business. See “Risks Related to Our Relationships with Our Controlling Shareholder and Our Client Companies.”

Risks Related to Our Organization and Structure

We are a “controlled company” within the meaning of the Nasdaq listing rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Our shareholders will not have the same protections afforded to shareholders of companies that are subject to such requirements.

Adam D. Portnoy, as sole trustee of ABP Trust, holds more than 50.0% of the voting power of our shares eligible to vote. As a result, we are a “controlled company” under the Nasdaq listing rules. Under these rules, a company of which more than 50.0% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain listed company governance requirements, including the requirements that the board of directors be majority comprised of independent directors and that we have a compensation committee and a nominating and corporate governance committee composed entirely of independent directors. These exemptions do not modify the independence requirements for our audit committee, and we intend to continue to comply with the applicable requirements of the SEC and Nasdaq with respect to our audit committee. Nonetheless, the fact that we intend to avail ourselves of some or all of these exceptions may cause our Class A Common Shares to trade at a lower price than if these protections were provided.

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

Disputes with Adam D. Portnoy and our Client Companies, and shareholder litigation against us or our directors and officers, may be referred to binding arbitration.

A number of our contracts with Adam D. Portnoy, ABP Trust and our Client Companies provide that any dispute arising under those contracts may be referred to binding arbitration. As a result, we and our shareholders may not be able to pursue litigation for these disputes in courts against Adam D. Portnoy, Client Companies, directors or officers. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

RMR Inc. is required to pay ABP Trust for certain tax benefits it claims as a result of the tax basis step up we receive as part of the Up-C Transaction and future redemptions by ABP Trust for Class A Common Shares or for cash. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits RMR Inc. realizes.

ABP Trust may redeem Class A Units it owns for Class A Common Shares or cash. See “Business-Our Organizational Structure-The LLC Operating Agreement-Redemption rights of holders of Class A Units.” Both ABP Trust’s initial purchase of Class A Units and any future redemptions that ABP Trust may effect may result in increases in our tax basis of our assets that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we otherwise would be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those assets. The IRS may challenge all or part of these tax basis increases, and a court might sustain such a challenge.

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

Under RMR Inc.’s governing documents and RMR LLC’s operating agreement, no director or officer of ours who is also serving as an officer, employee or agent of a Client Company or ABP Trust or any of its affiliates is required to present, communicate or offer any business opportunity to us, and such person shall have the right to hold any business opportunity for themselves or transfer it to any other person to the maximum extent permitted by Maryland law. If any of these persons fails to present an opportunity to us or takes the opportunity for themselves, to the maximum extent permitted under Maryland law they will not be liable to us. We have renounced all potential interest or expectation in certain business opportunities which may fit our growth objectives in the future or otherwise have value to us. These opportunities may be directed to the Client Companies or other persons or entities to which RMR LLC may have a relationship. Additionally, under our governing documents, our directors, officers, employees and agents are permitted to engage in other business activities that are similar to, or even competitive with, our own. If such persons engage in competitive business activities, we may have no remedy under our governing documents in these circumstances.

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

RMR Inc. is organized as a holding company of RMR LLC and its only material asset is its limited liability company membership units of RMR LLC. RMR Inc. has no independent means of generating revenue. Pursuant to RMR Inc.’s agreements with RMR LLC, RMR Inc., as the managing member of RMR LLC, intends to cause RMR LLC to make distributions in an amount that is at least sufficient to cover applicable taxes payable by its members, other expenses and dividends, if any, declared by us.

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
We also lease other ancillary and local office space from ABP Trust, from certain Managed Equity REITs and from third parties. We consider these leased premises suitable and adequate for our business. For more information about our leased facilities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” and Note 11, Commitments, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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
Issuer purchases of equity securities.

The following table provides information about our purchases of our equity securities during the year ended September 30, 2018:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
January 2018	1,728	$59.30	$—	$—
March 2018	375	$69.10	$—	$—
September 2018	9,266	$92.80	$—	$—
Total	11,369	$86.93	$—	$—

(1)
During the year ended September 30, 2018, these Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations of our current and former officers and other RMR LLC employees in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market value based upon the trading price of our Class A Common Shares at the close of trading on Nasdaq on the purchase date.

Item 6. Selected Financial Data (dollar amounts in thousands)
The following table sets forth selected financial data for the periods and dates indicated. These data should be read in conjunction with, and is qualified in its entirety by reference to, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes included in Part IV, Item 15 of this Annual Report on Form 10-K. The selected historical consolidated financial information and other data includes the accounts of RMR Inc. or its predecessors. Information for periods prior to the RMR LLC reorganization on June 5, 2015 are presented as if our predecessor entities, which were not then owned by a single entity, were wholly owned within a single legal entity.
The selected historical consolidated financial information as of September 30, 2018 and 2017 and for each of the three years in the period ended September 30, 2018 has been derived from the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We derived the selected historical financial data as of and for the years ended September 30, 2015 and 2014 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.
The selected historical consolidated financial information below does not reflect what our results of operations and financial position would have been if we had operated as a single publicly owned company during the periods prior to June 5, 2015. In addition, this historical information should not be relied upon as an indicator of future performance. Amounts are in thousands, except per share data.

	Fiscal Year Ended September 30,
	2018	2017	2016	2015	2014
Operating and other information:
Revenues:
Management services	$191,594	$174,887	$164,397	$162,326	$215,981
Incentive business management fees	155,881	52,407	62,263	—	2,772
Reimbursable payroll related and other costs	53,152	40,332	37,660	28,230	64,049
Advisory services	4,352	4,102	2,620	2,380	2,244
Total revenues	404,979	271,728	266,940	192,936	285,046

Expenses:
Compensation and benefits	108,763	92,625	83,419	77,526	105,468
Equity based compensation	10,906	7,128	8,566	5,930	22,373
Separation costs	3,247	—	1,358	116	2,330
Total compensation and benefits expense	122,916	99,753	93,343	83,572	130,171
Members profit sharing	—	—	—	—	116,000
General and administrative	27,149	25,189	23,163	21,081	21,957
Transaction and acquisition related costs	1,697	9,187	1,966	5,454	—
Depreciation and amortization	1,248	2,038	1,768	2,117	2,446
Total expenses	153,010	136,167	120,240	112,224	270,574
Operating income	251,969	135,561	146,700	80,712	14,472
Interest and other income	4,546	1,565	234	1,732	497
Unrealized losses attributable to changes in fair value of stock accounted for under the fair value option	—	—	—	(290)	(4,556)
Tax receivable agreement remeasurement	24,710	—	—	—	—
Impairment loss on TRMT investment	(4,359)	—	—	—	—
Income before income tax expense and equity in earnings (losses) of investees	276,866	137,126	146,934	82,154	10,413
Income tax expense	(58,862)	(28,251)	(24,573)	(4,848)	(280)
Equity in income (losses) of investees	(578)	(206)	—	115	160
Net income	217,426	108,669	122,361	77,421	10,293
Net income attributable to noncontrolling interest	(121,385)	(66,376)	(85,121)	(70,118)	—
Net income attributable to The RMR Group Inc.	$96,041	$42,293	$37,240	$7,303	$10,293

	As of September 30,
Operating and other information:	2018	2017	2016	2015	2014
Total assets	$504,428	$383,719	$337,531	$303,892	$287,223
Total liabilities	$69,767	$94,056	$91,140	$90,240	$56,979
Total equity	$434,661	$289,663	$246,391	$213,652	$230,244

	Fiscal Year Ended September 30,
Operating and other information (unaudited):	2018	2017	2016	2015	2014
Assets under management (1)	$30,099,464	$28,469,147	$26,858,438	$25,539,125	$27,538,146
Adjusted EBITDA (2)	$120,324	$107,217	$100,112	$92,291	$136,049

(1)
In addition to presenting a calculation of assets under management of the Managed Equity REITs according to the method used to determine fees pursuant to the terms of the business management agreements as presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, we have determined to also present total assets under management for all of our Client Companies in a manner that we believe more clearly reflects the size of our business. The calculation of our assets under management for all of our Client Companies as of the dates indicated primarily includes: (i) the gross book value of real estate and related assets, excluding depreciation, amortization, impairment charges or other non-cash reserves, of the Managed

Equity REITs and ABP Trust, plus (ii) the gross book value of real estate assets, property and equipment of the Managed Operators, excluding depreciation, amortization, impairment charges or other non-cash reserves, plus (iii) the fair value of investments of AIC and the Private Fund, the managed assets of RIF and the equity of TRMT. This calculation of total assets under management may include amounts in respect of the Managed Equity REITs that are higher than the calculations of assets under management used for purposes of calculating fees under the terms of the business management agreements.

(2)
EBITDA and Adjusted EBITDA are non-GAAP financial measures calculated as presented in the table below. We consider EBITDA and Adjusted EBITDA to be appropriate supplemental measures of our operating performance, along with net income, net income attributable to RMR Inc. and operating income. We believe that EBITDA and Adjusted EBITDA provide useful information to investors because by excluding the effects of certain amounts, such as members profit sharing, income tax, interest, depreciation and amortization, incentive business management fees, other asset amortization, transaction and acquisition related costs, operating expenses paid in RMR Inc. common shares, separation costs, business email compromise fraud costs, unrealized losses attributable to changes in fair value of stock accounted for under the fair value option, Tax Receivable Agreement remeasurement, impairment losses on TRMT investment, and certain other net adjustments, EBITDA and Adjusted EBITDA may facilitate a comparison of current operating performance with our past operating performance and with the performance of other asset management businesses. EBITDA and Adjusted EBITDA do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income (loss), net income attributable to RMR Inc. or operating income as an indicator of our financial performance or as a measure of our liquidity. These measures should be considered in conjunction with net income (loss), net income attributable to RMR Inc. and operating income as presented in our consolidated statements of comprehensive income. Also, other asset management businesses may calculate EBITDA and Adjusted EBITDA differently than we do. The following table is a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

	Fiscal Year Ended September 30,
	2018	2017	2016	2015	2014
Net income	$217,426	$108,669	$122,361	$77,421	$10,293
Plus: interest expense	—	—	—	—	144
Plus: income tax expense	58,862	28,251	24,573	4,848	280
Plus: depreciation and amortization	1,248	2,038	1,768	2,117	2,446
EBITDA	277,536	138,958	148,702	84,386	13,163
Plus: other asset amortization	9,416	9,416	9,416	2,999	—
Plus: members profit sharing	—	—	—	—	116,000
Plus: operating expenses paid in The RMR Group Inc.'s common shares	4,348	1,970	933	—	—
Plus: separation costs	3,247	—	1,358	116	2,330
Plus: transaction and acquisition related costs	1,697	9,187	1,966	5,454	—
Plus: unrealized losses attributable to changes in fair value of stock accounted for under the fair value option	—	—	—	290	4,556
Plus: business email compromise fraud costs	225	774	—	—	—
Plus: impairment loss on TRMT investment	4,359	—	—	—	—
Less: tax receivable agreement remeasurement due to the Tax Cuts and Jobs Act	(24,710)	—	—	—	—
Less: incentive business management fees earned	(155,881)	(52,407)	(62,263)	—	—
Certain other net adjustments	87	(681)	—	(954)	—
Adjusted EBITDA	$120,324	$107,217	$100,112	$92,291	$136,049

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of September 30, 2018, the over 1,700 properties which RMR LLC manages are located in 48 states, Washington, D.C., Puerto Rico and Canada and they are principally owned by the Managed Equity REITs.
Substantially all of our revenues are derived from providing business and property management services to our Managed Equity REITs and the Managed Operators. We also earn advisory revenues from providing services to RIF, a closed end investment company, and to TRMT, a mortgage REIT.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are principally based upon the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed Equity REIT: a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of September 30, 2018, 2017 and 2016, as applicable:

		Historical Cost of Assets Under Management or
		Total Market Capitalization
		As of September 30,
REIT	Primary Strategy	2018	2017	2016
GOV	Office properties primarily leased to government tenants	$3,277,442	$2,221,945	$2,071,050
HPT	Hotels and travel centers	8,935,518	8,740,307	8,330,553
ILPT	Industrial and logistics properties	1,547,219	—	—
SIR	Office properties primarily leased to single tenants	3,445,824	4,575,215	4,743,774
SNH	Senior living, medical office and life science properties	7,915,213	8,233,984	8,142,327
		$25,121,216	$23,771,451	$23,287,704

Base business management fees payable to us by the Managed Equity REITs are calculated monthly based upon the lesser of the average historical cost of each Managed Equity REIT's assets under management or its average market capitalization, as calculated in accordance with the applicable business management agreement, for each month. A Managed Equity REIT's historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed Equity REIT’s historical cost of assets under management does not include the cost of shares it owns of another Client Company. A Managed Equity REIT’s average market capitalization includes the average value of the Managed Equity REIT’s outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the fiscal years ended September 30, 2018, 2017 and 2016 may differ from the basis at the end of the periods presented in the table above. As of September 30, 2018, the market capitalization was lower than the historical costs of assets under management for GOV, HPT and SNH; the historical costs of assets under management for GOV, HPT and SNH as of September 30, 2018, were $3,467,169, $10,161,067 and $8,567,230, respectively. For ILPT and SIR, the historical cost of assets under management was lower than the market capitalization as of September 30, 2018; the market capitalization for ILPT and SIR were $1,926,057 and $3,684,685, respectively, as of September 30, 2018.

The fee revenues we earned from the Managed Equity REITs for the years ended September 30, 2018, 2017 and 2016 are set forth in the following tables:

	Fiscal Year Ended September 30, 2018 (1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
GOV	$17,619	$—	$15,084	$32,703
HPT	41,131	74,572	54	115,757
ILPT	5,402	—	3,327	8,729
SIR	18,597	25,569	10,406	54,572
SNH	37,699	55,740	11,843	105,282
	$120,448	$155,881	$40,714	$317,043

	Fiscal Year Ended September 30, 2017 (1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
GOV	$11,190	$—	$9,756	$20,946
HPT	40,513	52,407	52	92,972
SIR	22,613	—	13,066	35,679
SNH	39,061	—	10,573	49,634
	$113,377	$52,407	$33,447	$199,231

	Fiscal Year Ended September 30, 2016 (1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
GOV	$10,368	$—	$8,806	$19,174
HPT	36,821	62,263	48	99,132
SIR	21,582	—	12,761	34,343
SNH	36,053	—	11,103	47,156
	$104,824	$62,263	$32,718	$199,805

(1)
Excludes reimbursable payroll related and other costs. Incentive business management fee revenues are contingent fees which are earned at the end of the respective measurement period and are recognized only when earned. We estimate that we would have earned aggregate incentive business management fees from the Managed REITs of $118,880 for calendar 2018 if September 30, 2018 had been the end of the next measurement period. However, there can be no assurance that we will in fact earn the estimated amount of, or any, incentive business management fees for calendar 2018, so this estimated amount of incentive business management fees for calendar 2018 is not included in the fees listed in the tables above or in our consolidated financial statements.

Managed Operators, ABP Trust, AIC and the Private Fund
We provide business management services to the Managed Operators. Five Star operates senior living and healthcare facilities throughout the United States, many of which are owned by and leased from, or managed for, SNH. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of Sonesta’s U.S. hotels are owned by HPT. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by HPT, as well as owns, operates and franchises convenience stores and standalone restaurants. Generally, our fees earned from business management services to the Managed Operators are based on a percentage of certain revenues.
In addition, we provide management services to ABP Trust, AIC and the Private Fund. The fees we earn from ABP Trust include business management fees based on a percentage of revenues, property management fees based on rents collected from managed properties and construction management fees based on the cost of construction, renovation or repair activities.  The fees we earn from AIC are based on a percentage of total premiums paid for insurance arranged by AIC. The fees we earn from the Private Fund include administrative service fees based on a percentage of the Private Fund’s net asset value, property management fees based on rents collected from managed properties and construction management fees based on the cost of construction, renovation or repair activities.

Our revenues from services to the Managed Operators, ABP Trust, AIC and the Private Fund were as follows:

	Year Ended September 30, (1)
Company	2018	2017	2016
ABP Trust	$1,930	$1,513	$1,025
AIC	240	240	240
Five Star	9,513	9,308	9,177
Private Fund	258	—	—
Sonesta	2,632	2,257	2,020
TA	14,804	14,313	14,281
	$29,377	$27,631	$26,743

(1)	Excludes reimbursable payroll related and other costs.
RMR Advisors, Tremont Advisors and the Tremont Business
RMR Advisors earns fees based upon the fair market value of the gross assets owned by RIF, including assets acquired with the use of debt or other leverage. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $336,205, $316,890 and $281,526 at September 30, 2018, 2017 and 2016, respectively. The advisory fees earned by RMR Advisors included in our revenue were $2,888, $2,451 and $2,370 for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.
Tremont Advisors primarily manages TRMT, a mortgage REIT that completed its initial public offering on September 18, 2017. TRMT focuses primarily on originating and investing in first mortgage loans secured by middle market or transitional commercial real estate. Tremont Advisors earned advisory services revenue of $797 and $32 for the fiscal years ended September 30, 2018 and 2017, respectively.
The Tremont business acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such origination services of $1,055 and $432 for the fiscal years ended September 30, 2018 and 2017, respectively, which amounts are included in management services revenue in our consolidated statements of comprehensive income, and advisory services revenue of $667 and $1,619 for the fiscal years ended September 30, 2018 and 2017, respectively.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain and increase the value of their businesses, to assist our Managed Operators to grow their businesses and to successfully execute on new business ventures and investments we may pursue, such as the Private Fund. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs, new development frequently leads to increased real estate supply and reduced occupancies, and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, the expectation that U.S. interest rates will increase may cause a general decrease in the value of securities of real estate businesses or in their value relative to other types of securities and investments, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.

At present we believe that the current low interest rate environment available for real estate purchase financing may be causing real estate valuations to exceed replacement cost for some properties in certain markets; and, accordingly, we believe property acquisitions should be undertaken on a selective basis. We also believe that because of the diversity of properties which our Client Companies own and operate there should be opportunities for growth in selected property types and locations and that we and our Client Companies should maintain financial flexibility using only reasonable amounts of debt so as to take advantage of growth opportunities which come to our and their attention. We attempt to take advantage of opportunities in the real estate market when they arise. For example: (i) on September 18, 2017, TRMT was created to focus primarily on originating and investing in first mortgage loans secured by middle market or transitional commercial real estate, (ii) on January 17, 2018, SIR launched an equity REIT, ILPT, that it formed to focus on the ownership and leasing of industrial and logistics properties throughout the U.S., and (iii) on August 31, 2018, the Private Fund was formed, with a focus on raising private capital to invest in multi-tenant office properties in urban infill and suburban locations.

Please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements", Part 1, Item 1 "Business" and Part I, Item 1A “Risk Factors” for a discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

RESULTS OF OPERATIONS (dollars in thousands)
Fiscal Year Ended September 30, 2018, Compared to the Fiscal Year Ended September 30, 2017
The following table presents the changes in our operating results for the fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017:

	Fiscal Year Ended September 30,
	2018	2017	$ Change	% Change
Revenues:
Management services	$191,594	$174,887	$16,707	9.6%
Incentive business management fees	155,881	52,407	103,474	197.4
Reimbursable payroll related and other costs	53,152	40,332	12,820	31.8
Advisory services	4,352	4,102	250	6.1
Total revenues	404,979	271,728	133,251	49.0

Expenses:
Compensation and benefits	108,763	92,625	16,138	17.4
Equity based compensation	10,906	7,128	3,778	53.0
Separation costs	3,247	—	3,247	100.0
Total compensation and benefits expense	122,916	99,753	23,163	23.2
General and administrative	27,149	25,189	1,960	7.8
Transaction and acquisition related costs	1,697	9,187	(7,490)	(81.5)
Depreciation and amortization	1,248	2,038	(790)	(38.8)
Total expenses	153,010	136,167	16,843	12.4
Operating income	251,969	135,561	116,408	85.9
Interest and other income	4,546	1,565	2,981	190.5
Tax receivable agreement remeasurement	24,710	—	24,710	100.0
Impairment loss on TRMT investment	(4,359)	—	(4,359)	(100.0)
Income before income tax expense and equity in losses of investees	276,866	137,126	139,740	101.9
Income tax expense	(58,862)	(28,251)	(30,611)	(108.4)
Equity in losses of investees	(578)	(206)	(372)	(180.6)
Net income	217,426	108,669	108,757	100.1
Net income attributable to noncontrolling interest	(121,385)	(66,376)	(55,009)	(82.9)
Net income attributable to RMR Inc.	$96,041	$42,293	$53,748	127.1%

Management services revenue. For the fiscal years ended September 30, 2018 and 2017, we earned base business and property management services revenue from the following sources:

	Fiscal Year Ended September 30,
Source	2018	2017	Change
Managed Equity REITs	$161,162	$146,824	$14,338
Managed Operators	26,949	25,878	1,071
Other Client Companies	3,483	2,185	1,298
Total	$191,594	$174,887	$16,707
Management services revenue increased $16,707 primarily due to (i) an increase of $7,071 in base business management fees from the Managed Equity REITs largely due to GOV's acquisition of First Potomac Realty Trust, or FPO, in October 2017; and (ii) an increase of $7,267 in property management fees at the Managed Equity REITs due to increases in the number of properties to which we provide property management services principally as a result of GOV's acquisition of FPO in October 2017.

Incentive business management fees. Incentive business management fees are contingent performance based fees which are recognized in our first fiscal quarter when amounts, if any, for the applicable measurement periods become known and the incentive business management fees are earned. Incentive business management fees for the fiscal year ended September 30, 2018 includes fees earned from HPT, SIR and SNH of $74,572, $25,569 and $55,740, respectively, for the calendar year 2017. Incentive business management fees for the three months ended December 31, 2016, include fees earned from HPT of $52,407 for the calendar year 2016.
Reimbursable payroll related and other costs revenue. Reimbursable payroll related and other costs revenue is primarily attributable to amounts reimbursed to us by the Managed Equity REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable payroll related and other costs arise from services we provide that are paid or reimbursed to the Managed Equity REITs by their tenants, as well as non-cash share based compensation from the Managed Equity REITs granted to some of our employees. Reimbursable payroll related and other costs revenue for the fiscal years ended September 30, 2018 and 2017 includes recognition of non-cash share based compensation granted to some of our employees of $7,422 and $5,761, respectively. Reimbursable payroll related and other costs revenue increased $12,820 due primarily to increases in the number of properties we managed for the Managed Equity REITs and the related increase in the number of our employees and their associated compensation and benefits, which was primarily due to GOV's acquisition of FPO, as well as regular increases in employee compensation and benefits for which we receive reimbursement.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF and the fees Tremont Advisors earns for managing TRMT. These fees increased by $250, primarily due to revenues earned from TRMT subsequent to its initial public offering in September 2017 of $765 and from RIF due to its rights offering of common equity, also in September 2017, of $437, partially offset by a decrease in revenues of $952 as a private fund managed by Tremont Advisors wound down during 2018.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $16,138 primarily due to increased staffing as a result of increases in the number of properties we manage for the Managed Equity REITs, as well as annual employee salary, bonus and benefits increases.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and our Client Companies. Equity based compensation increased $3,778 primarily due to appreciation of the Managed Equity REIT share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs and related person transactions, see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative expenses increased $1,960 primarily due to costs associated with the growth of our operations, such as rent, travel, professional fees and recruiting costs.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $7,490 primarily due to organization costs related to the formation, initial public offering and concurrent private placement of TRMT that occurred in the prior year.
Depreciation and amortization. Depreciation and amortization expense decreased $790 primarily as a result of the intangible assets related to our acquisition of the Tremont business in August 2016 becoming fully amortized.
Interest and other income. Interest and other income increased $2,981 primarily due to the combination of higher stated interest rates and increased cash balances invested during fiscal year 2018 compared to fiscal year 2017.
Tax Receivable Agreement remeasurement. The Tax Receivable Agreement remeasurement represents a reduction in the liability of amounts due pursuant to the Tax Receivable Agreement as a result of the Tax Cuts and Jobs Act, or the Tax Act. For further information, see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Impairment loss on TRMT investment. Impairment loss relates to our investment in TRMT whose carrying value has fallen below the estimated fair value, which we have determined is other than temporary.

Income tax expense. The increase in income tax expense is primarily attributable to $19,817 in income tax expense due to the transitional impacts of the Tax Act, which required us to adjust our deferred tax asset for the reduction in the federal statutory rate. For further information, see Note 4, Income Taxes, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Equity in losses of investees. Equity in losses of investees represents our proportionate share of losses from our general partnership interest in a private fund managed by the Tremont business and our equity interest in TRMT.
Fiscal Year Ended September 30, 2017, Compared to the Fiscal Year Ended September 30, 2016

The following table presents the changes in our operating results for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016:

	Fiscal Year Ended September 30,
	2017	2016	$ Change	% Change
Revenues:
Management services	$174,887	$164,397	$10,490	6.4%
Incentive business management fees	52,407	62,263	(9,856)	(15.8)
Reimbursable payroll related and other costs	40,332	37,660	2,672	7.1
Advisory services	4,102	2,620	1,482	56.6
Total revenues	271,728	266,940	4,788	1.8
Expenses:
Compensation and benefits	92,625	83,419	9,206	11.0
Equity based compensation	7,128	8,566	(1,438)	(16.8)
Separation costs	—	1,358	(1,358)	(100.0)
Total compensation and benefits expense	99,753	93,343	6,410	6.9
General and administrative	25,189	23,163	2,026	8.7
Transaction and acquisition related costs	9,187	1,966	7,221	367.3
Depreciation and amortization	2,038	1,768	270	15.3
Total expenses	136,167	120,240	15,927	13.2
Operating income	135,561	146,700	(11,139)	(7.6)
Interest and other income	1,565	234	1,331	568.8
Income before income tax expense and equity in losses of investees	137,126	146,934	(9,808)	(6.7)
Income tax expense	(28,251)	(24,573)	(3,678)	(15.0)
Equity in losses of investees	(206)	—	(206)	(100.0)
Net income	108,669	122,361	(13,692)	(11.2)
Net income attributable to noncontrolling interest	(66,376)	(85,121)	18,745	22.0
Net income attributable to RMR Inc.	$42,293	$37,240	$5,053	13.6%
Management services revenue. For the fiscal years ended September 30, 2017 and 2016, we earned base business and property management services revenue from the following sources:

	Fiscal Year Ended September 30,
Source	2017	2016	Change
Managed Equity REITs	$146,824	$137,542	$9,282
Managed Operators	25,878	25,478	400
Other Client Companies	2,185	1,377	808
Total	$174,887	$164,397	$10,490
Management services revenue increased $10,490 primarily due to (i) an increase of $8,553 in base business management fees from the Managed Equity REITs; and (ii) an increase of $729 in property management fees at the Managed Equity REITs primarily due to increases in the number of properties to which we provide property management services and certain construction activities we managed.

Incentive business management fees. Incentive business management fees for the fiscal year ended September 30, 2017 includes fees earned from HPT of $52,407 for the calendar year 2016. Incentive business management fees for the fiscal year ended September 30, 2016, include fees earned from HPT of $62,263 for the calendar year 2015.
Reimbursable payroll related and other costs revenue. Reimbursable payroll related and other costs revenue for the fiscal years ended September 30, 2017 and 2016, includes recognition of non-cash share based compensation granted to some of our employees of $5,761 and $7,997, respectively. Reimbursable payroll related and other costs revenue increased $2,672 due primarily to increases in the number of properties we managed for the Managed Equity REITs, and the related increase in the number of our employees and their associated compensation and benefits, as well as regular increases in employee compensation and benefits for which we receive reimbursement. This increase was partially offset by a decrease in the value of share grants to some of our employees by certain of our Client Companies.
Advisory services revenue. Advisory services revenue increased by $1,482 primarily due to revenue earned by the Tremont business subsequent to our acquisition of that business in August 2016.
Compensation and benefits. Compensation and benefits expense increased $9,206 due to increased staffing as a result of increases in the number of properties we manage for the Managed Equity REITs and the impact of the Tremont acquisition, as well as annual employee salary and benefits increases.
Equity based compensation. Equity based compensation decreased $1,438 primarily due to a decrease in the value of share grants to some of our employees by certain of our Client Companies.
Separation costs. Separation costs consist of employment termination costs.
General and administrative. General and administrative expenses increased $2,026 primarily as a result of costs for information technology and professional fees associated with the growth of our Client Companies and as a result of our being the victim of a business email compromise fraud. These increases were partially offset by a decline in property management fees we paid as a result of the transitioning to us of the management of properties previously managed by third parties.
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
Equity in losses of investees. Equity in losses of investees represents our proportionate share of losses primarily from our equity interest in TRMT since TRMT's IPO.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2018 and 2017, we had cash and cash equivalents of $256,848 and $108,640, respectively, of which $20,391 and $13,994, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. As of September 30, 2018 and 2017, $253,876 and $104,700, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations for the fiscal year ended September 30, 2018, including $155,881 related to incentive business management fees earned as of December 31, 2017.

Our current liabilities have historically included accounts payable and accrued expenses, including accrued employee compensation. As of September 30, 2018 and September 30, 2017, we had current liabilities of $28,307 and $26,414, respectively. The increase in current liabilities reflects the timing of income tax payments.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities, and we currently do not maintain any credit facilities. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC, our plan to make quarterly distributions on our Class A Common Shares and Class B-1 Common Shares and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividends to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of each month or, in the case of annual incentive business management fees, within 30 days following each calendar year end. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts. In connection with the pending merger of two of our Managed Equity REITs, GOV and SIR, those Client Companies have stated their intent to consider the disposition of up to $750,000 in assets to reduce leverage. This disposition activity could result in reductions to our management services revenues in future periods.
We currently intend to use our cash and cash flows to fund our working capital needs, pay our dividends and fund new business ventures, including our committed $100,000 investment in the Private Fund. We currently expect our commitment to be drawn and invested by the Private Fund within the next 12 months. We believe that our cash on hand and operating cash flow will be sufficient to meet our operating needs for the next 12 months and for the reasonably foreseeable future.
During the fiscal year ended September 30, 2018, we made common share distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC units (ABP Trust) aggregating $31,169. On November 15, 2018, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares in the amount of $0.35 per Class A Common Share and Class B-1 Common Share, or $5,680. These dividends were funded by distributions from RMR LLC to holders of its membership units. See Note 7, Shareholders' Equity, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding these distributions.
For the fiscal year ended September 30, 2018, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $92,430, of which $47,940 was distributed to us and $44,490 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $47,940 distributed to us was eliminated in our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and the $44,490 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We used a portion of these funds distributed to us to pay our current tax liability under the Tax Receivable Agreement described in Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Fiscal year ended September 30, 2018, compared to the fiscal year ended September 30, 2017
Our changes in cash flows for the fiscal year ended September 30, 2018 compared to the comparable prior year period were as follows: (i) cash from operating activities increased from $125,936 in the fiscal year 2017 to $228,470 in the fiscal year 2018; (ii) cash used in investing activities decreased from $12,829 in the fiscal year 2017 to $648 in the fiscal year 2018; and (iii) cash used in financing activities increased from $70,299 in the fiscal year 2017 to $79,608 in the fiscal year 2018.
The increase in cash provided by operating activities for the fiscal year ended September 30, 2018, compared to the prior fiscal year primarily reflects the net effect of changes in our working capital activities between the two periods, including the collection of the 2017 calendar year incentive business management fee in fiscal year 2018. The decrease in cash used in investing activities for the fiscal year ended September 30, 2018 compared to the prior fiscal year was primarily due to our investment in TRMT of $12,002 in fiscal year 2017. The increase in cash used in financing activities for the fiscal year ended September 30, 2018 compared to the prior fiscal year was primarily due to higher tax distributions to ABP Trust as the other owner of membership units of RMR LLC as a result of our increased taxable income.

Fiscal year ended September 30, 2017, compared to the fiscal year ended September 30, 2016
Our changes in cash flows for the fiscal year ended September 30, 2017 compared to the comparable prior year period were as follows: (i) cash from operating activities increased from $99,729 in the fiscal year 2016 to $125,936 in the fiscal year 2017; (ii) cash used in investing activities increased from $3,549 in the fiscal year 2016 to $12,829 in the fiscal year 2017; and (iii) cash used in financing activities increased from $64,867 in the fiscal year 2016 to $70,299 in the fiscal year 2017.
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
Off Balance Sheet Arrangements
As of September 30, 2018 and 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a Tax Receivable Agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our Tax Receivable Agreement with ABP Trust and reduced our liability by $24,710, which amount is presented in our consolidated statements of comprehensive income for the fiscal year ended September 30, 2018 as Tax Receivable Agreement remeasurement. See Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and “Business—Our Organizational Structure—Tax Receivable Agreement” included in Part 1, Item 1 of this Annual Report on Form 10-K. As of September 30, 2018, our consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $34,327, of which we expect to pay $2,279 to ABP Trust during the fourth quarter of fiscal 2019.
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

Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2018:

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$29,147	$4,953	$9,332	$8,785	$6,077
Tax Receivable Agreement	34,327	2,279	6,486	7,038	18,524
Total	$63,474	$7,232	$15,818	$15,823	$24,601

Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, and certain of our Client Companies, our current and former Managing Directors have historical and continuing relationships with certain of our Client Companies and several of our Client Companies have material historical and ongoing relationships with other Client Companies. For example: Adam D. Portnoy is the sole trustee and owns a majority of the voting securities of our controlling shareholder, ABP Trust; ABP Trust also holds membership units of our subsidiary, RMR LLC; we are a party to a Tax Receivable Agreement with ABP Trust; Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC; Jennifer B. Clark will become a Managing Trustee of RIF on January 1, 2019; Adam D. Portnoy serves as a managing trustee of each Managed REIT and RIF and as a managing director of Five Star and TA; certain of our other officers serve as managing trustees or managing directors of the Managed REITs, RIF and TA; all of the executive officers of the Managed REITs and AIC and many of the executive officers of the Managed Operators and RIF are our officers and employees; Adam D. Portnoy is an owner and director of Sonesta and Jennifer B. Clark is a managing trustee of SNH and a director of Sonesta; and, as of September 30, 2018, the Managed Equity REITs (other than ILPT) owned a majority of our outstanding Class A Common Shares and Adam D. Portnoy, directly and indirectly through ABP Trust, owned approximately 36.7% of Five Star’s outstanding common stock; HPT is TA’s principal landlord, and TA is HPT’s largest tenant, operating travel center locations owned by HPT pursuant to long term leases; SNH is Five Star’s principal landlord and Five Star is SNH’s largest tenant and manager of senior living communities, operating senior living communities owned by SNH pursuant to long term agreements; as of September 30, 2018, we owned 18.9% of TRMT’s outstanding common shares; as of October 10, 2018, RMR LLC owned approximately 3.8% of TA’s outstanding common shares; Sonesta manages a number of HPT’s hotels pursuant to long term management agreements; and a subsidiary of ABP Trust is the general partner of the Private Fund and ABP Trust and RMR LLC are the limited partners of the Private Fund. For further information about these and other such relationships and related person transactions, please see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, the section captioned “Business” above in Part I, Item 1 of this Annual Report on Form 10-K, our other filings with the SEC and our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, or the 2019 Proxy Statement, to be filed within 120 days after the close of the fiscal year ended September 30, 2018. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements” and Part I, Item 1A “Risk Factors.”

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
JOBS Act. We are an emerging growth company under the JOBS Act and are permitted to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. However, we have chosen to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our President and Chief Executive Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
        Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, we believe that, as of September 30, 2018, our internal control over financial reporting is effective.
        This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm on our internal control over financial reporting due to the exemption for emerging growth companies created by the JOBS Act.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant our Class A Common Shares to our officers and employees under the 2016 Omnibus Equity Plan adopted in 2016, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. The terms of grants made under the 2016 Plan are determined by the Equity Plan Subcommittee of the Compensation Committee of our Board of Directors, at the time of the grant. The following table is as of September 30, 2018.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2016 Plan	None.	None.	370,043(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	370,043(1)

(1)	Consists of shares available for issuance pursuant to the terms of the 2016 Plan. Share awards that are forfeited will be added to the shares available for issuance under the 2016 Plan.

Other information required by this Item 12 of Form 10-K will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in the 2019 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K will be included in the 2019 Proxy Statement and is incorporated herein by reference.

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
(b) Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Registrant (1)
3.2	Articles of Amendment, filed July 30, 2015 (1)
3.3	Articles of Amendment, filed September 11, 2015 (1)
3.4	Articles of Amendment, filed March 9, 2016 (2)
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017 (3)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock (4)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust (1)
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust (1)
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Select Income REIT(1)
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust (1)
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management & Research Trust) (1)
10.1	The RMR Group LLC Amended and Restated Operating Agreement, dated as of October 14, 2015, as updated December 22, 2017, by and among The RMR Group LLC and its Members (5)
10.2
Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, ABP Trust (formerly known as Reit Management & Research Trust), the Registrant and Government Properties Income Trust (1)

10.3	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, ABP Trust (formerly known as Reit Management & Research Trust), the Registrant and Hospitality Properties Trust (1)
10.4	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, ABP Trust (formerly known as Reit Management & Research Trust), the Registrant and Select Income REIT (1)
10.5	Transaction Agreement, dated as of June 5, 2015, by and among The RMR Group LLC, ABP Trust (formerly known as Reit Management & Research Trust), the Registrant and Senior Housing Properties Trust (1)
10.6	Transaction Agreement, dated as of July 31, 2018, by and between ABP Trust and The RMR Group LLC (6)
10.7	Business Management Agreement, by and between ABP Trust (formerly known as Reit Management & Research Trust) and The RMR Group LLC (1)

10.8	Amended and Restated Business Management and Shared Services Agreement, dated as of June 5, 2015, by and between Sonesta International Hotels Corporation and The RMR Group LLC (1)
10.9	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Government Properties Income Trust and The RMR Group LLC (1)
10.10	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Hospitality Properties Trust and The RMR Group LLC (1)
10.11	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Select Income REIT and The RMR Group LLC (1)
10.12	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Senior Housing Properties Trust and The RMR Group LLC (1)
10.13	Business Management Agreement, dated as of January 17, 2018, by and between Industrial Logistics Properties Trust and The RMR Group LLC (7)
10.14	Amended and Restated Property Management Agreement, by and between The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust) (1)
10.15	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Government Properties Income Trust (1)
10.16	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Hospitality Properties Trust (1)
10.17	Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Select Income REIT (1)
10.18
Letter Agreement, dated September 14, 2018, by and between Select Income REIT and The RMR Group LLC, regarding Termination of Business and Property Management Agreements with The RMR Group LLC (Filed herewith)

10.19	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Senior Housing Properties Trust (1)
10.20	Property Management Agreement, dated as of January 17, 2018, by and between Industrial Logistics Properties Trust and The RMR Group LLC (7)
10.21	Tax Receivable Agreement, dated as of June 5, 2015, by and among the Registrant, The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust) (1)
10.22	Lease, dated as of June 1, 2015, by and between RMR West LLC and The RMR Group LLC (1)
10.23	Amendment No. 1 to the Lease, dated as of June 1, 2015, by and between RMR West LLC and The RMR Group LLC, effective as of January 1, 2016 (8)
10.24	Amendment No. 2 to the Lease, dated as of June 1, 2015, by and between the ABP Trust and The RMR Group LLC, effective as of July 19, 2018 (8)
10.25	Letter Agreement, dated as of November 29, 2017, by and among the Registrant, TravelCenters of America LLC and Thomas M. O’Brien (+) (5)
10.26	Letter Agreement, dated as of March 29, 2018, by and between The RMR Group LLC and David J. Hegarty(+) (9)
10.27	Letter Agreement, dated as of October 25, 2018, by and between The RMR Group LLC and John C. Popeo (+) (Filed herewith)
10.28	Letter Agreement, dated as of October 25, 2018, by and between The RMR Group LLC and Mark L. Kleifges (+) (Filed herewith)
10.29	Form of Indemnification Agreement for the Registrant and its directors and executive officers (1)
10.30	The RMR Group Inc. 2016 Omnibus Equity Plan (+) (2)
10.31	Form of The RMR Group Inc. Share Award Agreement (+) (10)
10.32	Summary of Director Compensation (11)
21.1	Subsidiaries of the Registrant (Filed herewith.)
23.1	Consent of Ernst & Young LLP (Filed herewith.)
31.1	Rule 13a-14(a) Certification (Filed herewith.)
31.2	Rule 13a-14(a) Certification (Filed herewith.)
32.1	Section 1350 Certification (Furnished herewith.)
99.1	Letter, dated March 24, 2017, between The RMR Group LLC and Senior Housing Properties Trust, regarding Second Amended and Restated Business Management Agreement (12)
99.2	Letter, dated October 2, 2017, between The RMR Group LLC and Government Properties Income Trust, regarding Second Amended and Restated Property Management Agreement (13)

99.3
Letter, dated January 17, 2018, between Select Income REIT and The RMR Group LLC, regarding Business Management Agreement and Property Management Agreement, between Industrial Logistics Properties Trust and The RMR Group LLC (7)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ and Members' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

____________________________________________________________________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 11, 2016.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on September 15, 2017.

(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on November 2, 2015.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 8, 2018.

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on August 3, 2018.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on January 18, 2018.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 8, 2018.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 10, 2018.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on September 19, 2016.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 29, 2018.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 10, 2017.

(13)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on December 12, 2017.

(+) Contract with management or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of The RMR Group Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The RMR Group Inc. (the Company) as of September 30, 2018 and 2017, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2018 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts
December 3, 2018

The RMR Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,
Assets	2018	2017
Current assets:
Cash and cash equivalents	$256,848	$108,640
Due from related parties	28,846	25,161
Prepaid and other current assets	10,392	7,092
Total current assets	296,086	140,893

Furniture and equipment	4,444	4,800
Leasehold improvements	1,063	1,094
Capitalized software costs	478	1,876
Total property and equipment	5,985	7,770
Accumulated depreciation	(3,396)	(4,494)
Total property and equipment, net	2,589	3,276
Due from related parties, net of current portion	8,183	7,551
Equity method investments	7,051	12,162
Goodwill	1,859	1,859
Intangible assets, net of amortization	375	462
Deferred tax asset	25,726	45,541
Other assets, net of amortization	162,559	171,975
Total assets	$504,428	$383,719

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$28,307	$26,414
Total current liabilities	28,307	26,414
Long term portion of deferred rent payable, net of current portion	1,229	1,028
Amounts due pursuant to tax receivable agreement, net of current portion	32,048	59,063
Employer compensation liability, net of current portion	8,183	7,551
Total liabilities	69,767	94,056

Commitments and contingencies

Equity:

Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,229,957 and 15,164,066 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	99,239	95,878
Retained earnings	182,877	86,836
Cumulative other comprehensive income	82	84
Cumulative common distributions	(49,467)	(33,298)
Total shareholders’ equity	232,762	149,531
Noncontrolling interest	201,899	140,132
Total equity	434,661	289,663
Total liabilities and equity	$504,428	$383,719
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2018	2017	2016
Revenues:
Management services	$191,594	$174,887	$164,397
Incentive business management fees	155,881	52,407	62,263
Reimbursable payroll related and other costs	53,152	40,332	37,660
Advisory services	4,352	4,102	2,620
Total revenues	404,979	271,728	266,940

Expenses:
Compensation and benefits	108,763	92,625	83,419
Equity based compensation	10,906	7,128	8,566
Separation costs	3,247	—	1,358
Total compensation and benefits expense	122,916	99,753	93,343
General and administrative	27,149	25,189	23,163
Transaction and acquisition related costs	1,697	9,187	1,966
Depreciation and amortization	1,248	2,038	1,768
Total expenses	153,010	136,167	120,240
Operating income	251,969	135,561	146,700
Interest and other income	4,546	1,565	234
Tax receivable agreement remeasurement	24,710	—	—
Impairment loss on TRMT investment	(4,359)	—	—
Income before income tax expense and equity in losses of investees	276,866	137,126	146,934
Income tax expense	(58,862)	(28,251)	(24,573)
Equity in losses of investees	(578)	(206)	—
Net income	217,426	108,669	122,361
Net income attributable to noncontrolling interest	(121,385)	(66,376)	(85,121)
Net income attributable to The RMR Group Inc.	$96,041	$42,293	$37,240

Other comprehensive (loss) income:
Foreign currency translation adjustments	(3)	1	19
Other comprehensive (loss) income	(3)	1	19
Comprehensive income	217,423	108,670	122,380
Comprehensive income attributable to noncontrolling interest	(121,384)	(66,376)	(85,130)
Comprehensive income attributable to RMR Inc.	$96,039	$42,294	$37,250

Weighted average common shares outstanding - basic	16,077	16,032	16,005
Weighted average common shares outstanding - diluted	16,120	16,048	16,005

Net income attributable to The RMR Group Inc. per common share - basic	$5.94	$2.63	$2.33
Net income attributable to The RMR Group Inc. per common share - diluted	$5.92	$2.63	$2.33
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

						Cumulative
	Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	Income	Distributions	Equity	Interest	Equity
Balance at September 30, 2015	$15	$1	$15	$93,425	$7,303	$73	$—	$100,832	$112,820	$213,652
Share grants, net	—	—	—	841	—	—	—	841	—	841
Net income	—	—	—	—	37,240	—	—	37,240	85,121	122,361
Incentive fee allocable to ABP Trust	—	—	—	—	—	—	—	—	(26,611)	(26,611)
Tax distributions to Member	—	—	—	—	—	—	—	—	(30,533)	(30,533)
Common share distributions	—	—	—	—	—	—	(17,209)	(17,209)	(16,129)	(33,338)
Other comprehensive income	—	—	—	—	—	10	—	10	9	19
Balance at September 30, 2016	15	1	15	94,266	44,543	83	(17,209)	121,714	124,677	246,391
Share grants, net	—	—	—	1,612	—	—	—	1,612	—	1,612
Net income	—	—	—	—	42,293	—	—	42,293	66,376	108,669
Tax distributions to Member	—	—	—	—	—	—	—	—	(35,921)	(35,921)
Common share distributions	—	—	—	—	—	—	(16,089)	(16,089)	(15,000)	(31,089)
Other comprehensive income	—	—	—	—	—	1	—	1	—	1
Balance at September 30, 2017	15	1	15	95,878	86,836	84	(33,298)	149,531	140,132	289,663
Share grants, net	—	—	—	3,361	—	—	—	3,361	—	3,361
Net income	—	—	—	—	96,041	—	—	96,041	121,385	217,426
Fees from services provided prior to our IPO	—	—	—	—	—	—	—	—	(127)	(127)
Tax distributions to Member	—	—	—	—	—	—	—	—	(44,490)	(44,490)
Common share distributions	—	—	—	—	—	—	(16,169)	(16,169)	(15,000)	(31,169)
Other comprehensive loss	$—	$—	$—	$—	$—	$(2)	$—	$(2)	$(1)	$(3)
Balance at September 30, 2018	$15	$1	$15	$99,239	$182,877	$82	$(49,467)	$232,762	$201,899	$434,661
 See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Year Ended September 30,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$217,426	$108,669	$122,361
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,248	2,038	1,768
Straight line office rent	201	250	328
Amortization expense related to other asset	9,416	9,416	9,416
Deferred income taxes	19,815	278	795
Operating expenses paid in RMR Inc. common shares	4,348	1,970	933
Contingent consideration liability	(491)	(578)	—
Tax receivable agreement remeasurement	(24,710)	—	—
Distribution from equity method investments	174	70	—
Equity in losses of investees	578	206	—
Impairment loss on TRMT investment	4,359	—	—
Changes in assets and liabilities:
Due from related parties	(3,736)	(366)	(6,298)
Prepaid and other current assets	(3,300)	(2,402)	(1,401)
Accounts payable and accrued expenses	3,142	6,385	(1,562)
Incentive fee allocable to ABP Trust	—	—	(26,611)
Net cash from operating activities	228,470	125,936	99,729

Cash Flows from Investing Activities:
Purchase of property and equipment	(648)	(827)	(1,070)
Equity method investment in Tremont Mortgage Trust	—	(12,002)	—
Acquisitions	—	—	(2,479)
Net cash used in investing activities	(648)	(12,829)	(3,549)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(59,490)	(50,921)	(46,662)
Distributions to common shareholders	(16,169)	(16,089)	(17,209)
Repurchase of common shares	(987)	(358)	(91)
Payments under tax receivable agreement	(2,962)	(2,931)	(905)
Net cash used in financing activities	(79,608)	(70,299)	(64,867)

Effect of exchange rate fluctuations on cash and cash equivalents	(6)	(1)	23
Increase in cash and cash equivalents	148,208	42,807	31,336
Cash and cash equivalents at beginning of period	108,640	65,833	34,497
Cash and cash equivalents at end of period	$256,848	$108,640	$65,833

Supplemental cash flow information:
Income taxes paid	$37,653	$27,765	$25,811
Supplemental schedule of non-cash activities:
Fair value of share based payments recorded	$7,421	$5,761	$7,997
See accompanying notes.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 1. Organization
     The RMR Group Inc., or RMR Inc., is a holding company incorporated as a Maryland corporation on May 28, 2015 and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC. RMR LLC is a Maryland limited liability company. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. In these financial statements, unless otherwise indicated, “we” us” and “our” refer to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC.
As of September 30, 2018, RMR Inc. owns 15,229,957 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent approximately 52.0% of the economic interest of RMR LLC as of September 30, 2018. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing approximately 48.0% of the economic interest of RMR LLC as of September 30, 2018, which is presented as a noncontrolling interest within the consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns a majority of ABP Trust's voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of September 30, 2018, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC provides management services to: Government Properties Income Trust, or GOV, a publicly traded real estate investment trust, or REIT, that primarily owns properties located throughout the United States that are majority leased to government tenants and office properties in the metropolitan Washington, D.C. market area that are leased to government and private sector tenants; Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotel and travel center properties; Industrial Logistics Properties Trust, or ILPT, a publicly traded REIT that primarily owns and leases industrial and logistics properties; Select Income REIT, or SIR, a publicly traded REIT that primarily owns properties that are leased to single tenants; and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns senior living, medical office and life science properties. GOV, HPT, ILPT, SIR and SNH are collectively referred to as the Managed Equity REITs. RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator and franchisor of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, convenience stores with retail gas stations and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related additional private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, ABP Trust and its subsidiaries (ABP Trust and its subsidiaries are collectively referred to as ABP Trust), and RMR Office Property Fund LP, or the Private Fund.
RMR Advisors LLC, or RMR Advisors, is an investment adviser registered with the Securities and Exchange Commission, or SEC. RMR Advisors is a wholly owned subsidiary of RMR LLC and is the adviser to RMR Real Estate Income Fund, or RIF. RIF is a closed end investment company focused on investing in real estate securities, including REITs and other dividend paying securities, but excluding our Client Companies, as defined below.

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

In these financial statements, we refer to the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC, ABP Trust, the Private Fund and other clients of the Tremont business as our Client Companies. We refer to the Managed Equity REITs and TRMT collectively as the Managed REITs.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation. All intercompany transactions and balances with or among the consolidated entities have been eliminated.
Equity Method Investments. Concurrently with the TRMT IPO, Tremont Advisors purchased 600,000 common shares of TRMT at $20.00 per share, pursuant to a private placement purchase agreement entered into by Tremont Advisors and TRMT on September 13, 2017. We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence over, but do not control, TRMT's most significant activities. Our share of net losses from our investment in TRMT for the fiscal years ended September 30, 2018 and 2017 was $545 and $46, respectively, and is included in equity in losses of investees in our consolidated statements of comprehensive income.
In 2016, we acquired a 0.5% general partnership interest in a private fund created for an institutional investor that is managed by Tremont Advisors. This private fund is winding down and our carrying value is zero at September 30, 2018. We account for this investment under the equity method of accounting and record our share of the investment's earnings or losses each period. Our share of net losses from the private fund for the fiscal year ended September 30, 2018 was $33 and is included in equity in losses of investees in our consolidated statements of comprehensive income. In addition, the private fund made distributions to its partners for which our share for the fiscal years ended September 30, 2018 and 2017 was $174 and $70, respectively.

In performing our periodic evaluation during the fourth quarter of fiscal year 2018 of potential impairment of our investment in TRMT, we determined, based on the length of time and the extent to which the market value of our TRMT investment was below our carrying value, that the decline in fair value was other than temporary. Accordingly, we recorded an impairment of $4,359 on our investment in TRMT as of September 30, 2018 to reduce the carrying value to its fair value. We determined fair value using the closing price of TRMT common shares as of September 30, 2018, which is a Level 1 fair value measurement.
Variable Interest Entities. We regularly evaluate our relationships and investments to determine if they constitute variable interests. A variable interest is an investment or interest that will absorb portions of an entity’s expected losses or receive portions of an entity’s expected returns. If we determine we have a variable interest in an entity, we evaluate whether such interest is in a variable interest entity, or VIE. Under the VIE model, we would be required to consolidate a VIE we manage if we are determined to be the primary beneficiary of the entity. We qualitatively assessed whether we must consolidate any of the entities we manage. Consideration of factors included, but was not limited to, our representation on the entity’s governing body, the size of our investment in each entity compared to the size of the entity and the size of other investors’ interests, the ability and rights to participate in significant policy making decisions and to replace the manager of those entities. Based on this assessment, we concluded that we are not required to consolidate any of our Client Companies. The relationships and investments related to entities in which we have a variable interest are summarized in Note 6, Related Person Transactions.
Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents.
Property and Equipment. Property and equipment are stated at cost. Depreciation of furniture and equipment is computed using the straight line method over estimated useful lives ranging from three to ten years. Depreciation for leasehold improvements is computed using the straight line method over the term of the lesser of their useful lives or related lease agreements. Depreciation expense related to property and equipment for the fiscal years ended September 30, 2018, 2017 and 2016, was $873, $968 and $1,105, respectively.
Capitalized Software Costs. We capitalize costs associated with the development and implementation of software created or obtained for internal use in accordance with Accounting Standards Codification, or ASC 340-50, Internal Use Software. Capitalized costs are depreciated using the straight line method over useful lives ranging between three and five years. Depreciation expense related to capitalized software costs for the fiscal years ended September 30, 2018, 2017 and 2016, were $288, $447 and $598, respectively.
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
Equity-Based Compensation. The awards made under our share award plan to our directors and employees to date have been Class A Common Shares. Shares issued to directors vest immediately. Shares issued to employees vest in five equal, consecutive, annual installments, with the first installment vesting on the date of grant. We recognize forfeitures as they occur. Compensation expense related to share grants is determined based on the market value of our shares on the date of grant, with the aggregate value of the granted shares amortized to expense over the related vesting period. Shares granted to directors are included in general and administrative expenses and shares granted to employees are included in compensation and benefits in our consolidated statements of comprehensive income.
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
Our management agreements with the Managed Equity REITs have terms that end on December 31, 2038, and automatically extend on December 31st of each year so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension. Each of the Managed Equity REITs has the right to terminate each management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. We have the right to terminate the management agreements for good reason, as defined therein.
Under our management agreements with the Managed Equity REITs, if a Managed Equity REIT terminates our management agreements for convenience, or if we terminate one or both of our management agreements with a Managed Equity REIT for good reason, the Managed Equity REIT is obligated to pay us a termination fee in an amount equal to the sum of the present values of the Managed Equity REIT’s monthly future fees, as defined therein, for the terminated management agreement(s) for the remaining term, assuming it had not been terminated. If a Managed Equity REIT terminates one or both of our management agreements for a performance reason, as defined therein, the Managed Equity REIT has agreed to pay to us the termination fee calculated as described above, but assuming a remaining term of 10 years. No termination fee is payable by a Managed Equity REIT if it terminates one or both of our management agreements for cause or as a result of a change of control of us, as defined in the applicable management agreement.
We earned aggregate base business management fees for the fiscal years ended September 30, 2018, 2017 and 2016, of $120,448, $113,377 and $104,824, respectively, from the Managed Equity REITs.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Incentive Business Management Fees—Managed Equity REITs
We also may earn annual incentive business management fees from the Managed Equity REITs under the business management agreements. The incentive business management fees are contingent performance based fees which are only recognized when earned at the end of each respective measurement period. The incentive fees are calculated for each Managed Equity REIT as 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share, as defined in the applicable business management agreement, exceeded the applicable benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, subject to caps on the values of the incentive fees. The measurement period for the annual incentive business management fee is the three year period ended on December 31 of the applicable calendar year, except for ILPT, whose annual incentive business management fee will be based on a shorter period subsequent to its initial public offering (January 12, 2018 through the calendar year ended December 31, 2018). The management agreements require that any incentive fee payable by the Managed Equity REITs be paid in cash.
We earned aggregate incentive business management fees from the Managed Equity REITs for the fiscal years ended September 30, 2018, 2017 and 2016, of $155,881, $52,407 and $62,263, respectively.
Management Agreements—Managed Operators, ABP Trust, AIC and the Private Fund
We earn fees from the Managed Operators and ABP Trust pursuant to business management agreements equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under generally accepted accounting principles, or GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. These fees are estimated and payable monthly in advance.
We earn fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. We earn fees from the Private Fund pursuant to an administration services agreement equal to 1.0% of Net Asset Value, as defined, annually. These fees are payable quarterly in arrears.
We earned aggregate annual fees from the Managed Operators, ABP Trust, AIC and the Private Fund for the fiscal years ended September 30, 2018, 2017 and 2016, of $27,609, $26,255 and $25,846, respectively.
Property Management Fees
We earned property management fees pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements for property management services equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional property management fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees for the fiscal years ended September 30, 2018, 2017 and 2016, of $42,482, $34,823 and $33,615, respectively.
Reimbursable Payroll Related and Other Costs
Pursuant to certain of our management agreements, the companies to which we provide management services pay or reimburse us for expenses incurred on their behalf. We present certain payroll related and other cost reimbursements we receive as revenue. A significant portion of these reimbursable payroll related and other costs arises from services we provide pursuant to our property management agreements that are charged or passed through to and were paid by tenants of our Client Companies. We realized reimbursable payroll related and other costs for the fiscal years ended September 30, 2018, 2017 and 2016, of $53,152, $40,332 and $37,660, respectively.
Our reimbursable payroll related and other costs include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our consolidated statements of comprehensive income over the requisite service period. We record an equal offsetting amount as compensation and benefits expense for all of our payroll and related cost revenues. We realized equity based compensation expense and related reimbursements for the fiscal years ended September 30, 2018, 2017 and 2016, of $7,422, $5,761 and $7,997, respectively.
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
Advisory Services and Other Agreements
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares, plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF. RMR Advisors earned advisory services revenue for the fiscal years ended September 30, 2018, 2017 and 2016, of $2,888, $2,451 and $2,370, respectively.
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
Tremont Advisors earned advisory services revenue of $1,464 and $1,651 for the fiscal years ended September 30, 2018 and 2017, respectively.
The Tremont business also acts as transaction originators for non-investment advisory clients for negotiated fees. The Tremont business earned between 0.50% and 1.0% of the aggregate principal amounts of any loans so originated. For the fiscal years ended September 30, 2018 and 2017, the Tremont business earned fees for such origination services of $1,055 and $432, respectively, which are included in management services revenue in our consolidated statements of comprehensive income.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Other assets. On June 5, 2015 in connection with the formation of RMR Inc., each of GOV, HPT, SIR and SNH contributed cash and shares with a combined value of $167,764. For accounting purposes, these common shares were valued at NYSE trading closing price of these shares on June 5, 2015, or $121,378. In addition, for purposes of GAAP, we concluded that the consideration received from such Managed Equity REITs for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares. As a result, we recorded $193,806 in other assets under ASC 605-50, Consideration Given to a Customer. The consideration received from such Managed Equity REITs was allocated to the 15,000,000 Class A Common Shares and the 20 year management agreements under the relative selling price method in accordance with ASC 605-25, Multiple Element Arrangements, using our best estimate of selling price for each of the deliverables. The other assets of $193,806 is being amortized against revenue recognized related to the management agreements with such Managed Equity REITs using the straight line method through the period ended December 31, 2035. For the fiscal years ended September 30, 2018, 2017 and 2016, we reduced revenue by $9,416 each year, related to the amortization of these other assets. As of September 30, 2018, the remaining amount of these other assets to be amortized was $162,559.

Transaction and acquisition related costs. Transaction and acquisition related costs include costs related to completed and potential management services contracts, pre-commencement costs, acquisitions and other transactions. Such costs include advisory, underwriting expenses, commissions paid to third-party broker dealers, legal, accounting, valuation, other professional or consulting and regulatory filing fees. Transaction and acquisition related costs are expensed as incurred.
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

Reclassifications. Reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation. For the fiscal years ended September 30, 2018, 2017 and 2016, we reclassified incentive business management fees from management service revenues and equity based compensation expenses from compensation and benefits expense on the consolidated statements of comprehensive income.

Note 3. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers. The main provision of ASU No. 2014-09 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risk and rewards transfer to the customer. We will adopt the new revenue recognition guidance in the first quarter of fiscal 2019. While we continue to believe that the adoption of this ASU will not have an impact on our net income, we continue to evaluate the impact of the ASU on our consolidated financial statements. Under existing GAAP, our management agreements are accounted for on a net basis, with the exception of amounts related to reimbursed payroll, because our contracts include provisions that mitigate credit risk with respect to services provided by third parties to our Client Companies. Under this ASU, control of the services before transfer to the client is the primary factor in determining principal versus agent assessments. Based on our evaluation of the ASU, we have determined that we control the services provided by third parties on behalf of certain of our Managed Companies. Accordingly, we will account for the cost of services provided by third parties and the related reimbursement revenue on a gross basis. Under the modified retrospective method, based upon our evaluations, which are not yet complete, we estimate that our consolidated statements of comprehensive income will reflect approximately $300,000 to $350,000 of additional reimbursable revenue and cost of services as a result of this change, with no impact on net income or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

guidance for operating leases today. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact of the adoption of ASU No. 2016-02 will have on our consolidated financial statements.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share based payments to nonemployees with the guidance for share based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2018-07 will have in our consolidated financial statements.

Note 4. Income Taxes
We are the sole managing member of RMR LLC. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its consolidated subsidiaries.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revised the U.S. corporate income tax system, by among other things, lowering corporate income tax rates. Since we have a September 30 fiscal year end, the lower corporate income tax rate of 21.0% will be phased in, resulting in a federal statutory tax rate of approximately 24.5% for our fiscal year ending September 30, 2018, and the new corporate income tax rate of 21.0% for subsequent fiscal years thereafter. The Tax Act reduction in the corporate income tax rate also caused us to adjust our deferred tax asset to the lower federal base rates, resulting in an increase in income tax expense of $19,952, or $1.23 per share, for our fiscal year ending September 30, 2018. As of our fiscal year ending September 30, 2018, we have completed the accounting for the income tax effects of the Tax Act.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

We had income (loss) before income taxes as follows:

	September 30,
	2018	2017	2016
United States	$276,340	$136,971	$146,978
Foreign	(52)	(51)	(44)
Total	$276,288	$136,920	$146,934
We had a provision for income taxes which consists of the following:

	September 30,
	2018	2017	2016
Current:
Federal	$29,644	$22,792	$19,332
State	9,403	5,181	4,445

Deferred:
Federal	15,043	245	699
State	4,772	33	97
Total	$58,862	$28,251	$24,573
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	September 30,
	2018	2017	2016
Income taxes computed at the federal statutory rate	24.5%	35.0%	35.0%
State taxes, net of federal benefit	2.6%	2.5%	3.1%
Tax Cuts and Jobs Act transitional impact (1)	7.2%	—%	—%
Permanent items (2)	(2.2)%	—%	—%
Net income attributable to noncontrolling interest	(10.8)%	(16.9)%	(21.4)%
Total	21.3%	20.6%	16.7%
(1) Transitional impact is the $19,952 adjustment to our deferred tax asset due to the reduction in our corporate income tax rate under the Tax Act.
(2) Permanent items include the $24,710 reduction in our liability related to the tax receivable agreement with ABP Trust discussed in Note 6, Related Person Transactions.
The components of the deferred tax assets as of September 30, 2018 and 2017 are as follows:

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	September 30,
	2018	2017
Deferred tax assets:
Other deferred asset	$378	$206
Outside basis difference in partnership interest	25,726	45,541
Total deferred tax assets	26,104	45,747
Valuation allowance	(378)	(206)
Total deferred tax assets	$25,726	$45,541
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of September 30, 2018, 2017 and 2016, we had no uncertain tax positions.

Note 5. Fair Value of Financial Instruments
As of September 30, 2018 and 2017, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from our Client Companies and accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
Level 1 Estimates
The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of September 30, 2018 and 2017:

	September 30,
	2018	2017
Money market funds included in cash and cash equivalents	$253,876	$104,700
Current portion of due from related parties related to share based payment awards	4,986	4,910
Long term portion of due from related parties related to share based payment awards	8,183	7,551
Current portion of employer compensation liability related to share based payment awards included in accounts payable and accrued expenses	4,986	4,910
Long term portion of employer compensation liability related to share based payment awards	8,183	7,551
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

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

In August 2016, we acquired the Tremont business for total cash consideration of $2,466, plus contingent consideration of up to an additional $1,270 payable over a two year period following the acquisition date. The contingent consideration is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. The fair value of the contingent consideration as of September 30, 2018 and 2017 was $5 and $591, respectively, and is included in accounts payable and accrued expenses on our consolidated balance sheets. We recognized a gain of $491 as part of remeasuring the contingent consideration for the fiscal year ended September 30, 2018 that are included in interest and other income on our consolidated statements of comprehensive income.

Note 6. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns a majority of ABP Trust’s voting securities. As of September 30, 2018, Adam D. Portnoy beneficially owned, in aggregate, directly and indirectly through ABP Trust, (i) 173,365 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC.

As of September 30, 2018, ABP Trust owned 14.3% of AIC and 206,300 limited partner units of the Private Fund, and a subsidiary of ABP Trust serves as general partner of the Private Fund. Adam D. Portnoy is a director of AIC and the majority owner and director of Sonesta. Adam D. Portnoy is also a managing trustee or managing director of each of the Managed REITs, Five Star, RIF and TA. Jennifer B. Clark, our other Managing Director, is a managing trustee of SNH, president of AIC and a director of Sonesta. Other officers of ours serve as managing trustees or managing directors of certain of the Managed REITs, RIF and TA. Until his death on February 25, 2018, Barry M. Portnoy, one of our founders, along with Adam D. Portnoy, was an owner and trustee of ABP Trust, an officer and employee of RMR LLC and an owner and director of Sonesta. Barry M. Portnoy also served as a Managing Director of the Company, a managing trustee or managing director of the Managed REITs, Managed Operators and RIF, and as a director of AIC. As of September 30, 2018, GOV, HPT, SIR and SNH owned 1,214,225, 2,503,777, 1,586,836 and 2,637,408 Class A Common Shares, respectively, and Adam D. Portnoy beneficially owned, in aggregate, directly and indirectly through ABP Trust, 36.4% of Five Star’s outstanding common shares, 1.9% of GOV’s common shares, 1.5% of HPT’s outstanding common shares, less than 1% of ILPT’s outstanding common shares, 2.0% of SIR’s outstanding common shares, 1.3% of SNH’s outstanding common shares, 2.2% of RIF’s outstanding common shares and less than 1% of TA’s outstanding common shares.
The Managed Equity REITs and AIC have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs and AIC pursuant to management agreements with them. All the officers of the Managed Equity REITs and AIC are officers or employees of RMR LLC. TRMT has no employees. All the officers, overhead and required office space of TRMT are provided or arranged by Tremont Advisors, and all of TRMT’s officers also serve as officers of Tremont Advisors and/or of RMR LLC. RIF has no employees and no office separate from RMR Advisors. All the officers, overhead and required office space of RIF are provided or arranged by RMR Advisors and all of RIF’s officers also serve as officers of RMR Advisors and/or of RMR LLC. The general partner of the Private Fund is a subsidiary controlled by ABP Trust, and ABP Trust and RMR LLC are the limited partners of the Private Fund. Some of our executive officers are also directors or trustees of certain of our Client Companies and executive officers of the Managed Operators.

Revenues from Related Parties

For the fiscal years ended September 30, 2018, 2017 and 2016, we recognized revenues from related parties as set forth in the following table:

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2018		2017		2016
	$	%	$	%	$	%
Managed Equity REITs:
GOV	$53,954	13.3%	$35,378	13.0%	$31,919	12.0%
HPT	118,596	29.3	95,198	35.0	101,715	38.1
ILPT	10,935	2.7	—	—	—	—
SIR	62,321	15.4	44,746	16.5	42,540	15.9
SNH (1)	118,301	29.2	60,926	22.4	58,401	21.9
	364,107	89.9	236,248	86.9	234,575	87.9

Managed Operators:
Five Star	9,840	2.4	9,624	3.5	9,406	3.5
Sonesta	2,847	0.7	2,341	0.9	2,020	0.8
TA	15,357	3.8	14,772	5.4	14,936	5.6
	28,044	6.9	26,737	9.8	26,362	9.9

Other Client Companies:
ABP Trust	4,865	1.2	3,916	1.5	3,031	1.1
AIC	240	0.1	240	0.1	240	0.1
Private Fund	608	0.2	—	—	—	—
RIF	2,888	0.7	2,451	0.9	2,370	0.9
TRMT	2,505	0.6	85	—	—	—
	11,106	2.8	6,692	2.5	5,641	2.1
Total revenues from related parties	403,257	99.6	269,677	99.2	266,578	99.9
Other unrelated parties	1,722	0.4	2,051	0.8	362	0.1
	$404,979	100.0%	$271,728	100.0%	$266,940	100.0%

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
On December 31, 2015, RMR LLC earned a $62,263 incentive business management fee from HPT pursuant to our business management agreement with HPT. Pursuant to the RMR LLC Operating Agreement, ABP Trust was entitled to receive a pro rata share of any incentive business management fee earned by RMR LLC for the 2015 calendar year based on the number of days in 2015 to June 5, 2015, the date of RMR LLC’s reorganization. In January 2016, HPT paid RMR LLC this $62,263 incentive fee and RMR LLC paid ABP Trust $26,611.

For additional information regarding our management or advisory agreements with these related parties, please see Note 2, Summary of Significant Accounting Policies.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

TRMT Initial Public Offering
On September 18, 2017, TRMT, then a 100% owned subsidiary of Tremont Advisors, completed the TRMT IPO. Tremont Advisors entered into a management agreement with TRMT, dated September 18, 2017, pursuant to which Tremont Advisors provides certain services to TRMT. Tremont Advisors agreed to pay 100% of the initial organizational costs related to TRMT’s formation and the costs of the TRMT IPO, which costs totaled approximately $6,573 and are included in transaction and acquisition related costs in our consolidated statements of comprehensive income. Concurrently with the closing of the TRMT IPO, Tremont Advisors purchased 600,000 common shares of TRMT at $20.00 per share, the initial public offering price in the TRMT IPO, pursuant to a private placement purchase agreement entered into by Tremont Advisors and TRMT on September 13, 2017. This private placement purchase agreement also provides Tremont Advisors with demand and "piggyback" registration rights, subject to certain limitations, covering the common shares of TRMT owned by Tremont Advisors. As of September 30, 2018, Tremont Advisors owned 600,100 (including 100 common shares issued to Tremont Advisors in connection with TRMTs formation in June 2017), or approximately 18.9%, of TRMT’s common shares.
RIF Rights Offering
In September 2017, RIF completed a pro rata offering of transferable rights to holders of RIF common shares, which rights entitled the holders thereof to subscribe for up to 2,550,502 RIF common shares, in aggregate, at a subscription price equal to $17.74 per RIF common share. RMR Advisors agreed to pay all expenses of this rights offering of approximately $2,277. ABP Trust is a shareholder of RIF and purchased 19,642 RIF common shares in this rights offering. In addition, Adam D. Portnoy, a shareholder of RIF, and Barry M. Portnoy, then a shareholder of RIF, purchased 54,524 and 282,297 RIF common shares in this rights offering, respectively.
RMR Office Property Fund LP

On August 31, 2018, ABP Trust formed the Private Fund. In connection with the formation of the Private Fund, ABP Trust contributed 15 properties to the Private Fund with an aggregate value of $206,300 in exchange for 206,300 limited partnership units in the Private Fund and RMR LLC committed to contribute up to $100,000 to the Private Fund when called by the general partner in exchange for 100,000 limited partnership units in the Private Fund. The valuation of the 15 properties contributed to the Private Fund by ABP Trust was agreed to by a special committee of our Board of Directors consisting of members that were unaffiliated with ABP Trust and with the assistance of an independent third-party appraiser. This same special committee also approved RMR LLC’s $100,000 capital commitment to the Private Fund.

ABP Office Property Fund General Partner LLC, a wholly owned subsidiary of ABP Trust, is the general partner of the Private Fund. RMR LLC conducts and performs fund management functions for the Private Fund, including the evaluation of real estate assets to be invested in, planning and other business and administrative functions.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates listed:

	As of September 30,
	2018	2017
Managed Equity REITs:
GOV	$7,870	$6,369
HPT	8,391	7,968
ILPT	2,692	—
SIR	5,887	7,351
SNH	9,705	9,550
	34,545	31,238

Managed Operators:
Five Star	281	305
Sonesta	30	1
TA	599	444
	910	750

Other Client Companies:
ABP Trust	383	551
AIC	20	22
Private Fund	608	—
RIF	31	36
TRMT	532	115
	1,574	724
	$37,029	$32,712
Leases
As of September 30, 2018, we leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. During the fiscal years ended September 30, 2018, 2017 and 2016, we incurred rental expense under related party leases aggregating $4,839, $4,184 and $4,213, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated.
Tax Receivable Agreement
Pursuant to our Tax Receivable Agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the Tax Receivable Agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our Tax Receivable Agreement with ABP Trust and reduced our liability by $24,710, or $1.53 per share, which is presented on our consolidated statements of comprehensive income for the fiscal year ended September 30, 2018 as Tax Receivable Agreement remeasurement. During the fiscal years ended September 30, 2018, 2017 and 2016, we paid $2,962, $2,931 and $905, respectively, to ABP Trust pursuant to the Tax Receivable Agreement. As of September 30, 2018, our consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $34,327, including $2,279 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2019.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

RMR LLC Quarterly Tax Distributions
Under the RMR LLC Operating Agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the assumed tax liabilities of its members. For the fiscal years ended September 30, 2018, 2017 and 2016, pursuant to the RMR LLC Operating Agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $92,430, $74,447 and $63,095, respectively, of which $47,940, $38,526 and $32,562, respectively, was distributed to us and $44,490, $35,921 and $30,533, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions for payment of certain U.S. federal and state income tax liabilities. We also used and expect to use funds from these distributions to pay our obligations under the Tax Receivable Agreement.
Distribution and Ownership of Our Class A Common Shares
On December 14, 2015, each of GOV, HPT, SIR and SNH completed the pro rata distribution to holders of record of its common shares on November 27, 2015, of 768,032, 2,515,344, 1,580,055 and 2,635,379 Class A Common Shares, respectively. As a shareholder of SIR, GOV received 441,056 Class A Common Shares in this distribution. As a shareholder of each of the Managed Equity REITs, ABP Trust received 90,564 Class A Common Shares in this distribution. In addition to their beneficial ownership of the Class A Common Shares received by ABP Trust in this distribution, Adam D. Portnoy and Barry M. Portnoy also received 9,938 and 19,283 Class A Common Shares, respectively, in this distribution.
Tender Offer for Shares of Five Star by Certain Related Persons
On November 11, 2016, a subsidiary of ABP Trust, ABP Acquisition LLC, purchased 17,999,999 shares of Five Star common stock at $3.00 per share pursuant to a public tender offer. Following this purchase, Adam D. Portnoy, Barry M. Portnoy, ABP Trust and ABP Acquisition LLC collectively owned 18,339,621 shares of Five Star common stock, or approximately 36.8% of Five Star’s then outstanding common stock; as of September 30, 2018, Adam D. Portnoy, directly and indirectly through ABP Trust, owned 18,162,999 shares of Five Star common stock, or approximately 36.4% of Five Star’s then outstanding common stock.
In connection with ABP Acquisition LLC’s purchase of the Five Star common stock, ABP Trust, ABP Acquisition LLC and our Founders also entered into a consent, standstill, registration rights and lock-up agreement with Five Star pursuant to which ABP Trust, ABP Acquisition LLC, Adam D. Portnoy and Barry M. Portnoy each agreed not to transfer, except for certain permitted transfers as provided therein, any shares of Five Star common stock acquired after October 2, 2016, including shares acquired in the tender offer but not including shares issued to Barry M. Portnoy or Adam D. Portnoy under a Five Star equity compensation plan, for a lock-up period of up to ten years. They also each agreed, for a period of ten years, not to engage, and to cause their controlled affiliates (a term which includes us and our subsidiaries) not to engage, in certain activities involving Five Star without the approval of the Five Star board of directors, including not to make or seek to effect any tender or exchange offer, merger or other business combination, or extraordinary transaction involving Five Star or a sale of all or a substantial portion of Five Star’s consolidated assets or solicit proxies to vote any voting securities of Five Star or encourage others to take any of the restricted activities. This consent, standstill, registration rights and lock-up agreement also provides ABP Trust, ABP Acquisition LLC, Adam D. Portnoy and Barry M. Portnoy with certain demand and "piggyback" registration rights with respect to certain shares of Five Star common stock, at any time after the lock-up period described above, subject to specified terms and conditions.
Waiver of Termination Fees in Connection with GOV-SIR Merger
On September 14, 2018, GOV and its wholly owned subsidiary, GOV MS REIT, a Maryland REIT, or Merger Sub, and SIR, entered into an agreement and plan of merger, or the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, SIR has agreed to merge with and into Merger Sub, with Merger Sub continuing as the surviving entity in the merger, or the Merger. It is expected that immediately after the merger of SIR into Merger Sub is effective, Merger Sub will then merge with and into GOV, with GOV as the surviving entity, and will change its name to “Office Properties Income Trust.” The Merger is expected to close by December 31, 2018, and the combined company will continue to be managed by RMR LLC pursuant to RMR LLC’s preexisting management agreements with GOV.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

In connection with the Merger, SIR and RMR LLC entered into a letter agreement, or the RMR LLC Letter Agreement, pursuant to which, on the terms and subject to conditions contained therein, SIR and RMR LLC have acknowledged and agreed that, effective upon consummation of the Merger, SIR shall have terminated its business and property management agreements with RMR LLC for convenience, and RMR LLC shall have waived its right to receive payment of the termination fee pursuant to each such agreement upon such termination. The RMR LLC Letter Agreement further provides that such termination by SIR and waiver by RMR LLC shall apply only in respect of the Merger and will not apply in respect of any competing proposal or superior proposal (as those terms are defined in the Merger Agreement) or to any other transaction or arrangement. Upon consummation of the Merger and termination of RMR LLC's business management agreement with SIR, RMR LLC would also be eligible to receive a pro rata portion of the then current year's incentive fee, if earned. The measurement period for such pro rata incentive fee is the prior two full calendar years plus the period from the end of the last full calendar year through the closing date of the Merger.
Registration and Lock-up Agreements
We are parties to the following registration rights agreements, which we entered in connection with RMR LLC's reorganization in June 2015.

•
ABP Trust Registration Rights Agreement. RMR Inc. is party to a registration rights agreement with ABP Trust pursuant to which RMR Inc. has granted ABP Trust demand and piggyback registration rights, subject to certain limitations, covering the Class A Common Shares ABP Trust owns, including the shares received on conversion of Class B-1 Common Shares or redemption of the paired Class B-2 Common Shares and Class A Units of RMR LLC.

•
Managed Equity REITs Registration Rights Agreements. RMR Inc. is party to a registration rights agreement with each of GOV, HPT, SIR and SNH covering the Class A Common Shares that each of those Managed Equity REITs own, pursuant to which RMR Inc. granted each of them demand and piggyback registration rights, subject to certain limitations.

•
Founders Registration Rights and Lock-Up Agreements. Adam D. Portnoy, the estate of Barry M. Portnoy and ABP Trust are parties to a registration rights and lock-up agreement with each of GOV, HPT, SIR and SNH with respect to each such Managed Equity REITs’ common shares pursuant to which ABP Trust, Adam D. Portnoy and the estate of Barry M. Portnoy agreed not to transfer the Managed Equity REITs’ common shares they acquired in connection with RMR LLC’s reorganization in June 2015 for a period of ten years, subject to certain exceptions, and each of those Managed Equity REITs has granted ABP Trust, Adam D. Portnoy and the estate of Barry M. Portnoy demand and piggyback registration rights, subject to certain limitations.

Relationships Between Client Companies
Several of our Client Companies have historical and ongoing material relationships with other Client Companies. As of September 30, 2018, HPT owned 8.6% of the outstanding common shares of TA, SNH owned 8.5% of the outstanding common stock of Five Star and GOV owned 27.8% of the outstanding common shares of SIR, which GOV subsequently sold on October 9, 2018, in connection with the Merger; and SIR owned 69.2% of the outstanding common shares of ILPT. Each of ABP Trust, the Managed Equity REITs (other than ILPT), Five Star and TA owns 14.3% of AIC. HPT is TA’s principal landlord and TA is HPT’s largest tenant, operating travel center locations owned by HPT pursuant to long term leases. SNH is Five Star’s principal landlord and Five Star is SNH’s largest tenant and manager of senior living communities, operating senior living communities owned by SNH pursuant to long term agreements. Sonesta manages a number of HPT’s hotels pursuant to long term management agreements. Several of the independent trustees and independent directors of our publicly owned Client Companies also serve as independent trustees or independent directors of other publicly owned Client Companies, and one of our Managing Directors and the independent trustees and independent directors of the Managed REITs, FVE and TA serve on the board of directors of AIC.

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
In June 2017, we became aware that we had been a victim of a criminal fraud that law enforcement authorities refer to as business email compromise fraud. This fraud involved a person pretending to be the representative of the seller in a property acquisition transaction for one of our Managed Equity REITs. The impostor provided fraudulent wire instructions to one of our senior employees. As a result, funds were sent by wire transfer to an account that was believed to be, but in fact was not, the seller’s account, which resulted in our incurring a loss of $590, as well as additional expenses of $184 in connection with this matter for the fiscal year ended September 30, 2017. We recorded these amounts in general and administrative expense in our consolidated statements of comprehensive income. The affected Managed Equity REIT did not incur any loss in connection with this matter.
Effective December 31, 2017, Thomas M. O’Brien resigned from his position as an Executive Vice President and employee of RMR LLC and as president, chief executive officer and a managing director of TA. In connection with Mr. O’Brien’s resignation, RMR LLC and TA entered into a retirement agreement with Mr. O’Brien on November 29, 2017. Under Mr. O’Brien’s retirement agreement, all 5,600 of our unvested Class A Common Shares previously awarded to Mr. O’Brien were fully accelerated on December 31, 2017, and we recorded $332, the aggregate value of those shares on such date, as equity based compensation expense for the three months ended December 31, 2017. Under the retirement agreement, Mr. O’Brien also granted to TA, in the first instance, and RMR LLC, in the second instance, a right of first refusal in the event he determined to sell any of his shares of TA. On October 10, 2018, RMR LLC purchased 1,492,691 TA common shares from Mr. O’Brien for an aggregate purchase price of approximately $8,382, pursuant to its exercise of its right of first refusal and the terms of the retirement agreement.

Pursuant to the terms of the share award agreements, upon Barry M. Portnoy’s death, all his then unvested shares of RMR Inc. were immediately vested; this resulted in our recognizing $466 of equity based compensation for the fiscal year ended September 30, 2018. In September 2018, we paid the estate of Barry M. Portnoy a $2,600 cash bonus with respect to services he provided in fiscal year 2018.

Effective April 30, 2018, David J. Hegarty resigned from his position as an Executive Vice President of RMR LLC and as president and chief operating officer of SNH and retired as an employee of RMR LLC on September 30, 2018. In connection with his retirement, RMR LLC entered into a retirement agreement with Mr. Hegarty on March 29, 2018. Pursuant to Mr. Hegarty’s retirement agreement with RMR LLC, RMR LLC paid him a cash payment in the amount of $1,250 following his resignation as an Executive Vice President of RMR LLC on April 30, 2018 and another cash payment in the amount of $1,250 following his resignation as an employee of RMR LLC on September 30, 2018. We recognized these cash payments, net of amounts previously accrued, over Mr. Hegarty’s remaining service period as Executive Vice President of RMR LLC, with the costs presented as separation costs on our consolidated statements of comprehensive income. In addition, all of our unvested Class A Common Shares previously awarded to Mr. Hegarty fully accelerated on September 30, 2018. For the fiscal year ended September 30, 2018, we recorded $2,500 in separation costs and $371 in equity based compensation expense related to Mr. Hegarty’s retirement agreement.

On October 24, 2018, Mark L. Kleifges announced his decision to retire and therefore resign from his position as an Executive Vice President of RMR LLC, as managing trustee, chief financial officer and treasurer of GOV and RIF, as chief financial officer and treasurer of HPT and as president and chief executive officer of RMR Advisors, in each case effective December 31, 2018. In connection with his retirement, RMR LLC entered into a retirement agreement with Mr. Kleifges on October 24, 2018. Subject to the terms of Mr. Kleifges’ retirement agreement with RMR LLC, RMR LLC will pay him a cash payment in the amount of approximately $1,594 following his resignation as an Executive Vice President of RMR LLC on December 31, 2018 and another cash payment in the amount of approximately $1,594 following his resignation as an employee of RMR LLC on June 30, 2019. We will recognize these cash payments over Mr. Kleifges’ remaining service period as Executive Vice President of RMR LLC. In addition, all of our unvested Class A Common Shares previously awarded to Mr. Kleifges will fully accelerate on June 30, 2019, subject to conditions.

On October 24, 2018, John C. Popeo announced his decision to retire and therefore resigned from his position as an Executive Vice President of RMR LLC, as managing trustee, president and chief executive officer of ILPT and as chief financial officer and treasurer of SIR, in each case effective December 31, 2018. In connection with his retirement, RMR LLC

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

entered into a retirement agreement with Mr. Popeo on October 24, 2018. Subject to the terms of Mr. Popeo’s retirement agreement with RMR LLC, RMR LLC will pay him a cash payment in the amount of approximately $963 following his resignation as an Executive Vice President of RMR LLC on November 30, 2018 and another cash payment in the amount of approximately $963 following his resignation as an employee of RMR LLC on March 31, 2019. We will recognize these payments over Mr. Popeo’s remaining service period as Executive Vice President of RMR LLC. In addition, all of our unvested Class A Common Shares previously awarded to Mr. Popeo will fully accelerate on March 31, 2019, subject to conditions.

We also recognized separation costs of $747 in connection with the resignations of two other non-executive officers of RMR LLC for the fiscal year ended September 30, 2018.

Note 7. Shareholders’ Equity
Common Shares
RMR Inc.’s authorized capital stock consists of 31,600,000 shares of Class A Common Shares, 1,000,000 Class B-1 Common Shares and 15,000,000 Class B-2 Common Shares.
Class A Common Shares—Class A Common Shares entitle holders to one vote for each share held of record on all matters submitted to a vote of shareholders.

Class B-1 Common Shares—Class B-1 Common Shares entitle holders to ten votes for each share on all matters submitted to a vote of shareholders. Each Class B-1 Common Share may, at the option of its holder, be converted into a Class A Common Share, on a one for one basis.

Class B-2 Common Shares—ABP Trust owns 15,000,000 Class B-2 Common Shares, which are paired with the 15,000,000 RMR LLC Class A Units and have no independent economic interest in RMR Inc. The Class A Units may, at the option of the holder, be redeemed for Class A Common Shares on a one to one basis, and upon such redemption our Class B-2 Common Shares that are paired with the Class A Units are automatically canceled. RMR Inc. has the option to settle the redemption in cash. Each Class B-2 Common Share entitles the holder to ten votes per share, and, accordingly, the issuance of additional Class B-2 Common Shares would have a significant dilutive effect on the voting power of the then current holders of our Class A Common Shares. Class A Common Shares, Class B-1 Common Shares and Class B-2 Common Shares vote together as a single class on all matters submitted to a vote of our common shareholders except as required by law and except for amendments to our charter that materially and adversely affect a single class of common shares, in which case, the affected class of shares shall have the right to vote separately on such amendments.

Issuances
On March 28, 2018, under our 2016 Omnibus Equity Plan, or the 2016 Plan, we granted 2,500 of our Class A Common Shares valued at $69.10 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Managing Directors and Independent Directors as part of their annual compensation. In connection with the grant of Class A Common Shares to our Managing Directors and Independent Directors, RMR LLC concurrently issued 12,500 Class A Units to RMR Inc., consistent with the terms of the RMR LLC operating agreement.
On September 13, 2018, under the 2016 Plan, we granted an aggregate of 65,000 of our Class A Common Shares valued at $95.00 per share, the closing price of our Class A Common Shares on Nasdaq on that day, to our Managing Directors, in their capacities as our officers and employees, and to certain of our other officers and employees. In connection with the grant of Class A Common Shares to our Managing Directors and our other officers and employees, RMR LLC concurrently issued 65,000 Class A Units to RMR Inc., consistent with the terms of the RMR LLC operating agreement.
On March 29, 2017, under the 2016 Plan, we granted 2,500 of our Class A Common Shares valued at $48.20 per share, the closing price of our Class A Common Shares on Nasdaq, on that day, to each of our Managing Directors and Independent Directors as part of their annual compensation. In connection with the grant of Class A Common Shares to our Managing Directors and Independent Directors, RMR LLC concurrently issued 12,500 Class A Units to RMR Inc., consistent with the terms of the RMR LLC operating agreement.

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
Repurchases
On January 2, 2018, we repurchased 1,728 of our common shares valued at $59.30 per common share, the closing price of our common shares on Nasdaq on January 2, 2018, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. The aggregate value of the withheld and repurchased shares was $103, which is reflected as a decrease to shareholders' equity in our consolidated balance sheet. In connection with the acquisition of 1,728 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 1,728 Class A Units from RMR Inc.

On March 28, 2018, we withheld and repurchased 375 of our common shares valued at $69.10 per common share, the closing price of our common shares on Nasdaq on March 28, 2018, from one of our directors in satisfaction of tax withholding and payment obligations in connection with the issuance of awards of our common shares. The aggregate value of the withheld and repurchased shares was $25, which is reflected as a decrease to shareholders' equity in our consolidated balance sheet. In connection with the acquisition of 375 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 375 Class A Units from RMR Inc.

On September 24, 2018, we withheld and repurchased 9,266 of the Class A Common Shares awarded to certain of our officers and employees in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares. The aggregate value of the withheld and repurchased shares was $860, which is reflected as a decrease to shareholders' equity in our consolidated balance sheet. In connection with the acquisition of 9,266 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 9,266 Class A Units from RMR Inc.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

A summary of shares granted and vested (including shares withheld and repurchased or forfeited) under the terms of the 2016 Plan for the fiscal years ended September 30, 2018 and 2017, is as follows:

	2018		2017
		Weighted		Weighted
	Number	Average	Number	Average
	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	104,020	$45.57	57,760	$37.84
Shares granted	77,500	$90.83	88,600	$50.65
Vested shares withheld and repurchased	(11,369)	$86.92	(6,966)	$51.35
Shares vested	(59,671)	$64.90	(35,374)	$44.69
Shares forfeited	(240)	$84.90	—	$—
Unvested shares, end of year	110,240	$69.11	104,020	$45.57
The 110,240 unvested shares as of September 30, 2018 are scheduled to vest as follows: 36,140 shares in 2019, 36,140 shares in 2020, 24,960 shares in 2021 and 13,000 in 2022. As of September 30, 2018, the estimated future compensation expense for the unvested shares was $7,618 based on the grant date fair value of these shares. The weighted average period over which this compensation expense will be recorded is approximately 28 months. During the fiscal years ended September 30, 2018 and 2017, we recorded general and administrative expenses of $864 and $603, respectively, and compensation and benefits expenses of $3,484 and $1,367, respectively, related to awards we made under the 2016 Plan. At September 30, 2018, 370,043 of our common shares remained available for issuance under the 2016 Plan.
Fiscal 2019 Distributions
On November 15, 2018, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares in the amount of $0.35 per Class A Common Share and Class B-1 Common Share, or $5,680. This dividend was paid to our shareholders of record as of the close of business on October 29, 2018. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,369, of which $4,869 was distributed to us based on our then aggregate ownership of 16,229,957 membership units of RMR LLC and $4,500 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of the dividend was funded by utilizing cash accumulated at RMR Inc.
Fiscal 2018 Distributions
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
On May 17, 2018, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,044. This dividend was paid to our shareholders of record as of the close of business on April 30, 2018. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,794, of which $4,044 was distributed to us based on our then aggregate ownership of 16,174,463 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

On August 16, 2018, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,044. This dividend was paid to our shareholders of record as of the close of business on July 30, 2018. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,794, of which $4,044 was distributed to us based on our then aggregate ownership of 16,174,463 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
Fiscal 2017 Distributions
On November 17, 2016, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,021. This dividend was paid to our shareholders of record as of the close of business on October 21, 2016. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of 0.25 per unit, or $7,771, of which $4,021 was distributed to us based on our then aggregate ownership of 16,082,432 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
On February 21, 2017, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,020. This dividend was paid to our shareholders of record as of the close of business on January 23, 2017. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,770, of which $4,020 was distributed to us based on our then aggregate ownership of 16,082,432 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
On May 18, 2017, we paid a dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.25 per Class A Common Share and Class B-1 Common Share, or $4,024. This dividend was paid to our shareholders of record as of the close of business on April 21, 2017. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.25 per unit, or $7,774, of which $4,024 was distributed to us based on our then aggregate ownership of 16,094,557 membership units of RMR LLC and $3,750 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

The calculation of basic and diluted earnings per share is as follows:

	Fiscal Year Ended September 30,
	2018	2017	2016
Basic EPS
Numerator:
Net income attributable to RMR Inc.	$96,041	$42,293	$37,240
Income attributable to unvested participating securities	(564)	(158)	(6)
Net income attributable to RMR Inc. used in calculating basic EPS	$95,477	$42,135	$37,234
Denominator:
Weighted average common shares outstanding - basic	16,077	16,032	16,005
Net income attributable to RMR Inc. per common share - basic	$5.94	$2.63	$2.33

Diluted EPS
Numerator:
Net income attributable to RMR Inc.	$96,041	$42,293	$37,240
Income attributable to unvested participating securities	(564)	(158)	(6)
Net income attributable to RMR Inc. used in calculating diluted EPS	$95,477	$42,135	$37,234
Denominator:
Weighted average common shares outstanding - basic	16,077	16,032	16,005
Dilutive effect of incremental unvested shares	43	16	—
Weighted average common shares outstanding - diluted	16,120	16,048	16,005

Net income attributable to RMR Inc. per common share - diluted	$5.92	$2.63	$2.33
The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one for one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, our Class B-2 Common Shares “paired” with such unit is cancelled for no additional consideration. If all outstanding Class A Units that we do not own had been redeemed for our Class A Common Shares in the periods presented, our Class A Common Shares outstanding as of September 30, 2018 would have been 30,229,957. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the fiscal years ended September 30, 2018, 2017 and 2016, is calculated as follows:

	Fiscal Year Ended September 30,
	2018	2017	2016
Income before income tax expense and equity in losses of investees	$276,866	$137,126	$146,934
Add: RMR Inc. franchise tax expense and interest income	488	635	589
Less: tax receivable agreement remeasurement	(24,710)	—	—
Less: equity in losses of investees	(578)	(206)	—
Less: fees from services provided prior to June 5, 2015 (1)	(127)	—	(26,611)
Net income before noncontrolling interest	251,939	137,555	120,912
Less: noncontrolling interest	(121,258)	(66,376)	(58,510)
Net income attributable to RMR Inc. before income tax expense	130,681	71,179	62,402
Add: tax receivable agreement remeasurement	24,710	—	—
Less: income tax expense attributable to RMR Inc.	(58,862)	(28,251)	(24,573)
Less: RMR Inc. franchise tax expense and interest income	(488)	(635)	(589)
Net income attributable to RMR Inc.	$96,041	$42,293	$37,240
(1) Under the RMR LLC operating agreement, ABP Trust was entitled to receive a pro rata share of any incentive business management fee earned for the 2015 calendar year, based on the number of days in 2015 to June 5, 2015. Accordingly, $26,611 of the incentive business management fee earned on December 31, 2015 was allocated to ABP Trust in fiscal year 2016.

Note 10. Employee Benefits
We have established a defined contribution savings plan for eligible employees under the provisions of U.S. Internal Revenue Code Section 401(k) whereby we contribute 100.0% of the first 3.0% and 50.0% of the next 2.0% of an employee’s cash compensation contributed to the plan up to stated maximums. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Employees’ contributions and our related matching contributions are fully vested when made. Our plan contributions and expenses for the fiscal years ended September 30, 2018, 2017 and 2016 were $2,213, $1,789 and $1,557, respectively.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 11. Commitments
We lease office space under operating leases. These leases generally contain fixed contractual rent changes and certain of the leases provide for operating expense reimbursements. We recognize rental expense on operating leases that contain fixed contractual rent changes on a straight line basis over the terms of the respective leases. As of September 30, 2018, we had 32 leases that expire at various dates through 2025. We incurred rental expense for the fiscal years ended September 30, 2018, 2017 and 2016 of $5,163, $4,933 and $4,650, respectively, including non-cash straight line rent expense of $201, $250 and $328, respectively. Rental expense is included in general and administrative expenses in our consolidated statements of comprehensive income. The future scheduled minimum lease payments under the terms of these leases as of September 30, 2018 are as follows (per fiscal year ended September 30):

2019	$4,953
2020	4,698
2021	4,634
2022	4,699
2023	4,086
Thereafter	6,077
$29,147
Some of the foregoing leases are with related parties. As of September 30, 2018, $22,458 of our future scheduled minimum lease payments are for our principal executive offices, which are leased from an affiliate of ABP Trust pursuant to a ten year lease agreement ending in 2025. For more information about these related party leases, see Note 6, Related Person Transactions.
In connection with the formation of the Private Fund, RMR LLC committed to contribute up to $100,000 to the Private Fund when called by the general partner. RMR LLC’s $100,000 capital commitment is expected to be called and invested by the Private Fund over the next 12 months.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 12. Segment Reporting
We have one separately reportable business segment, which is RMR LLC. In the tables below, All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

	Fiscal Year Ended September 30, 2018
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	191,594	—	191,594
Incentive business management fees	155,881	—	155,881
Reimbursable payroll related and other costs	50,664	2,488	53,152
Advisory services	—	4,352	4,352
Total revenues	398,139	6,840	404,979
Expenses:
Compensation and benefits	102,736	6,027	108,763
Equity based compensation	10,793	113	10,906
Separation costs	2,463	784	3,247
Total compensation and benefits expense	115,992	6,924	122,916
General and administrative	23,397	3,752	27,149
Transaction and acquisition related costs	1,555	142	1,697
Depreciation and amortization	1,161	87	1,248
Total expenses	142,105	10,905	153,010
Operating income (loss)	256,034	(4,065)	251,969
Interest and other income	4,170	376	4,546
Tax receivable agreement remeasurement	—	24,710	24,710
Impairment loss on TRMT	—	(4,359)	(4,359)
Income before income tax expense and equity in losses of investees	260,204	16,662	276,866
Income tax expense	—	(58,862)	(58,862)
Equity in earnings (losses) of investees	33	(611)	(578)
Net income (loss)	$260,237	$(42,811)	$217,426

Total Assets:	$443,211	$61,217	$504,428

(1)	Intersegment revenues of $4,002 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2017
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$174,887	$—	$174,887
Incentive business management fees	52,407	—	52,407
Reimbursable payroll related and other costs	40,279	53	40,332
Advisory services	—	4,102	4,102
Total revenues	267,573	4,155	271,728
Expenses:
Compensation and benefits	89,688	2,937	92,625
Equity based compensation	7,128	—	7,128
Total compensation and benefits expense	96,816	2,937	99,753
General and administrative	23,538	1,651	25,189
Transaction and acquisition related costs	337	8,850	9,187
Depreciation and amortization	1,415	623	2,038
Total expenses	122,106	14,061	136,167
Operating income (loss)	145,467	(9,906)	135,561
Interest and other income	1,130	435	1,565
Income before income tax expense and equity in losses of investees	146,597	(9,471)	137,126
Income tax expense	—	(28,251)	(28,251)
Equity in earnings (losses) of investees	—	(206)	(206)
Net income (loss)	$146,597	$(37,928)	$108,669

Total Assets:	$308,018	$75,701	$383,719

(1)	Intersegment revenues of $738 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2016
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	164,339	58	164,397
Incentive business management fees	62,263	—	62,263
Reimbursable payroll related and other costs	37,660	—	37,660
Advisory services	—	2,620	2,620
Total revenues	264,262	2,678	266,940
Expenses:
Compensation and benefits	82,306	1,113	83,419
Equity based compensation	8,566	—	8,566
Separation costs	1,358	—	1,358
Total compensation and benefits expense	92,230	1,113	93,343
General and administrative	21,712	1,451	23,163
Transaction and acquisition related costs	1,966	—	1,966
Depreciation and amortization	1,703	65	1,768
Total expenses	117,611	2,629	120,240
Operating income	146,651	49	146,700
Interest and other income	223	11	234
Income before income tax expense and equity in losses of investees	146,874	60	146,934
Income tax expense	(1)	(24,572)	(24,573)
Net income (loss)	$146,873	$(24,512)	$122,361

Total Assets:	$277,802	$59,729	$337,531

(1)	Intersegment revenues of $1,806 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the consolidated financial statements.

Note 13. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for the fiscal years ended September 30, 2018 and 2017:

	2018
	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
Total revenues	$218,541	(1)	$59,281	$62,084	$65,073
Net income	$159,324		$19,642	$19,449	$19,011
Net income attributable to RMR Inc.	$71,120		$8,356	$8,381	$8,184
Net income attributable to RMR Inc. per common share	$4.39		$0.52	$0.52	$0.50
Common distributions declared	$0.25		$0.25	$0.25	$0.25
(1) Includes incentive business management fee revenue of $155,881.

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

THE RMR GROUP INC.
By:	/s/ Adam D. Portnoy
Adam D. Portnoy
Managing Director, President and Chief Executive Officer
Dated:	December 3, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam D. Portnoy	Managing Director, President and Chief Executive Officer (principal executive officer)	December 3, 2018
Adam D. Portnoy

/s/ Matthew P. Jordan	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	December 3, 2018
Matthew P. Jordan

/s/ Jennifer B. Clark	Managing Director, Executive Vice President, General Counsel and Secretary	December 3, 2018
Jennifer B. Clark

/s/ Ann Logan	Independent Director	December 3, 2018
Ann Logan

/s/ Rosen Plevneliev	Independent Director	December 3, 2018
Rosen Plevneliev

/s/ Walter C. Watkins, Jr.	Independent Director	December 3, 2018
Walter C. Watkins, Jr.