Form 10-Q
period 2018-12-31
RMR GROUP INC.
filed 2019-02-07
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
OR
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

As of February 6, 2019, there were 15,229,687 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.
FORM 10-Q
December 31, 2018

PART I. Financial Information

Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	December 31,	September 30,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$284,159	$256,848
Due from related parties	190,785	28,846
Prepaid and other current assets	6,855	10,392
Total current assets	481,799	296,086

Property and equipment, net	2,442	2,589
Due from related parties, net of current portion	5,131	8,183
Equity method investment	7,086	7,051
Equity method investment accounted for under the fair value option	5,613	—
Goodwill	1,859	1,859
Intangible assets, net of amortization	362	375
Deferred tax asset	25,802	25,726
Other assets, net of amortization	160,205	162,559
Total assets	$690,299	$504,428

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$115,748	$28,307
Total current liabilities	115,748	28,307
Long term portion of deferred rent payable, net of current portion	1,283	1,229
Amounts due pursuant to tax receivable agreement, net of current portion	32,048	32,048
Employer compensation liability, net of current portion	5,131	8,183
Total liabilities	154,210	69,767

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,229,687 and 15,229,957 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	100,808	99,239
Retained earnings	235,086	182,877
Cumulative other comprehensive income	80	82
Cumulative common distributions	(55,147)	(49,467)
Total shareholders’ equity	280,858	232,762
Noncontrolling interest	255,231	201,899
Total equity	536,089	434,661
Total liabilities and equity	$690,299	$504,428
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2018	2017
Revenues:
Management services	$47,488	$48,570
Incentive business management fees	120,094	155,881
Advisory services	782	1,382
Total management and advisory services revenues	168,364	205,833
Reimbursable compensation and benefits	13,873	12,708
Other client company reimbursable expenses	98,076	—
Total reimbursable costs	111,949	12,708
Total revenues	280,313	218,541

Expenses:
Compensation and benefits	28,012	26,197
Equity based compensation	1,811	2,721
Separation costs	6,397	—
Total compensation and benefits expense	36,220	28,918
General and administrative	7,320	6,706
Other client company reimbursable expenses	98,076	—
Transaction and acquisition related costs	184	142
Depreciation and amortization	255	380
Total expenses	142,055	36,146
Operating income	138,258	182,395
Interest and other income	1,526	784
Tax receivable agreement remeasurement	—	24,710
Income before income tax expense and equity in earnings (losses) of investees	139,784	207,889
Income tax expense	(18,970)	(48,343)
Unrealized loss on equity method investment accounted for under the fair value option	(2,769)	—
Equity in earnings (losses) of investees	35	(222)
Net income	118,080	159,324
Net income attributable to noncontrolling interest	(65,871)	(88,204)
Net income attributable to The RMR Group Inc.	$52,209	$71,120

Other comprehensive (loss) income:
Foreign currency translation adjustments	$(4)	$—
Other comprehensive (loss) income	(4)	—
Comprehensive income	118,076	159,324
Comprehensive income attributable to noncontrolling interest	(65,869)	(88,204)
Comprehensive income attributable to RMR Inc.	$52,207	$71,120

Weighted average common shares outstanding - basic	16,120	16,060
Weighted average common shares outstanding - diluted	16,131	16,084

Net income attributable to The RMR Group Inc. per common share - basic	$3.22	$4.40
Net income attributable to The RMR Group Inc. per common share - diluted	$3.22	$4.39

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(dollars in thousands)
(unaudited)

						Cumulative
	Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	Income	Distributions	Equity	Interest	Equity
Balance at September 30, 2018	$15	$1	$15	$99,239	$182,877	$82	$(49,467)	$232,762	$201,899	$434,661
Share grants, net	—	—	—	1,569	—	—	—	1,569	—	1,569
Net income	—	—	—	—	52,209	—	—	52,209	65,871	118,080
Tax distributions to Member	—	—	—	—	—	—	—	—	(8,037)	(8,037)
Common share distributions	—	—	—	—	—	—	(5,680)	(5,680)	(4,500)	(10,180)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)	(2)	(4)
Balance at December 31, 2018	$15	$1	$15	$100,808	$235,086	$80	$(55,147)	$280,858	$255,231	$536,089

Balance at September 30, 2017	$15	$1	$15	$95,878	$86,836	$84	$(33,298)	$149,531	$140,132	$289,663
Share grants, net	—	—	—	566	—	—	—	566	—	566
Net income	—	—	—	—	71,120	—	—	71,120	88,204	159,324
Fees from services provided prior to our IPO	—	—	—	—	—	—	—	—	(128)	(128)
Tax distributions to Member	—	—	—	—	—	—	—	—	(15,155)	(15,155)
Common share distributions	—	—	—	—	—	—	(4,041)	(4,041)	(3,750)	(7,791)
Balance at December 31, 2017	$15	$1	$15	$96,444	$157,956	$84	$(37,339)	$217,176	$209,303	$426,479

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$118,080	$159,324
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	255	380
Straight line office rent	54	52
Amortization expense related to other asset	2,354	2,354
Deferred income taxes	(76)	20,150
Operating expenses paid in RMR Inc. common shares	1,569	566
Contingent consideration liability	—	(425)
Tax receivable agreement remeasurement	—	(24,710)
Distribution from equity method investments	—	50
Equity in (earnings) losses of investees	(35)	222
Unrealized loss on equity method investment accounted for under the fair value option	2,769	—
Changes in assets and liabilities:
Due from related parties	(161,939)	(156,798)
Prepaid and other current assets	3,537	3,722
Accounts payable and accrued expenses	87,510	35,571
Net cash from operating activities	54,078	40,458

Cash Flows from Investing Activities:
Purchase of property and equipment	(170)	(186)
Equity method investment in TA common shares	(8,382)	—
Net cash used in investing activities	(8,552)	(186)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(12,537)	(18,905)
Distributions to common shareholders	(5,680)	(4,041)
Net cash used in financing activities	(18,217)	(22,946)

Effect of exchange rate fluctuations on cash and cash equivalents	2	—
Increase in cash and cash equivalents	27,311	17,326
Cash and cash equivalents at beginning of period	256,848	108,640
Cash and cash equivalents at end of period	$284,159	$125,966

Supplemental cash flow information:
Income taxes paid	$332	$28

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

As of December 31, 2018, RMR Inc. owned 15,229,687 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.0% of the economic interest of RMR LLC as of December 31, 2018. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 48.0% of the economic interest of RMR LLC as of December 31, 2018, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns a majority of ABP Trust's voting securities.

RMR LLC was founded in 1986 to manage public investments in real estate and, as of December 31, 2018, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC provides management services to: Hospitality Properties Trust, or HPT, a publicly traded REIT that primarily owns hotel and travel center properties; Industrial Logistics Properties Trust, or ILPT, a publicly traded REIT that primarily owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, a publicly traded REIT that primarily owns office properties leased to single tenants and high credit quality tenants, including the government; and Senior Housing Properties Trust, or SNH, a publicly traded REIT that primarily owns senior living, medical office and life science properties. Until December 31, 2018, RMR LLC provided management services to Select Income REIT, or SIR. On December 31, 2018, SIR merged with and into a subsidiary of OPI (then named Government Properties Income Trust, or GOV) (the "GOV/SIR Merger"), which then merged with and into OPI, with OPI as the surviving entity. The combined company continues to be managed by RMR LLC pursuant to OPI's business and property management agreements with RMR LLC. HPT, ILPT, OPI, SNH and, until December 31, 2018, SIR are collectively referred to as the Managed Equity REITs.

RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, some of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator and franchisor of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, ABP Trust and its subsidiaries, or collectively ABP Trust, and RMR Office Property Fund LP, or the Open End Fund.

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

Tremont Realty Advisors LLC, or Tremont Advisors, an investment adviser registered with the SEC, was founded in 2016 in connection with the acquisition of certain assets of Tremont Realty Capital LLC, or the Tremont business. Tremont Advisors is a wholly owned subsidiary of RMR LLC that manages accounts that invest in commercial real estate debt, including secured mortgage debt. Tremont Advisors also manages Tremont Mortgage Trust, or TRMT, a publicly traded mortgage real estate investment trust that focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

In these financial statements, we refer to the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC, ABP Trust, the Open End Fund and the clients of the Tremont business as our Client Companies. We refer to the Managed Equity REITs and TRMT collectively as the Managed REITs.

The accompanying condensed consolidated financial statements of RMR Inc. are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, or our Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation.

Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

Note 2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which has been codified as Accounting Standard Codification, or ASC, 606. We adopted ASC 606 effective October 1, 2018 using the modified retrospective method for all our existing contracts. The main provision of ASC 606 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the existing guidance of recognizing revenue when the risk and rewards transfer to the customer. Under ASC 606, control of the services before transfer to the client is the primary factor in determining principal versus agent assessments. Based on our evaluation of ASC 606, we have determined that we control the services provided by third parties for our Client Companies. Accordingly, we will account for the cost of services provided by third parties and the related reimbursement revenue on a gross basis. Prior to adoption, costs of such services were accounted for on a net basis, with the exception of amounts related to reimbursed payroll. As a result of adopting ASC 606, our condensed consolidated statements of comprehensive income reflect an increase of $98,076 of other client company reimbursable expenses as revenue and costs for the three months ended December 31, 2018 compared to the same period last year, with no impact on net income. Our condensed consolidated balance sheets as of December 31, 2018 also include other client company reimbursable expenses due from related parties and a related liability in accounts payable and accrued expenses of $47,195.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The effective date for RMR will be the first day of fiscal year 2020 (October 1, 2019). We are currently assessing the potential impact of the adoption of ASU No. 2016-02 will have on our condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. ASU No. 2018-7 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2018-7 will have on our condensed consolidated financial statements.

Note 3. Revenue Recognition

Business Management Fees—Managed Equity REITs

We earn annual base business management fees from the Managed Equity REITs by providing continuous services pursuant to business management agreements equal to the lesser of:

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

For the three months ended December 31, 2018 and 2017, we earned aggregate base business management fees from the Managed Equity REITs of $28,271 and $30,602, respectively.

Incentive Business Management Fees—Managed Equity REITs

We also may earn annual incentive business management fees from the Managed Equity REITs under the business management agreements. The incentive business management fees are contingent performance based fees which are only recognized when earned at the end of each respective measurement period. As part of our adoption of ASC 606, incentive business management fees are excluded from the transaction price until it becomes probable that there will not be a significant reversal of cumulative revenue recognized.

The incentive fees are calculated for each Managed Equity REIT as 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the relevant measurement period and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share, as defined in the applicable business management agreement, exceeded the applicable benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, as adjusted for net share issuances during the period and subject to caps on the values of the incentive fees. The measurement periods for the annual incentive business management fees in respect of calendar years 2018 and 2017 were the three calendar year periods that ended on December 31, 2018 and 2017, respectively, except for ILPT, whose annual incentive business management fee is based on a shorter period from its initial public offering (January 12, 2018) through the calendar year ended December 31, 2018). On December 31, 2018, RMR LLC's business management agreements with ILPT and OPI were amended to provide that, for periods beginning on and after January 1, 2019, the SNL U.S. Industrial REIT Index and the SNL U.S. Office REIT Index will be used by ILPT and OPI, respectively, rather than the SNL U.S. REIT Equity Index, to calculate the benchmark return per share, as defined, for purposes of determining the incentive management fee, if any, payable thereunder.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

For the three months ended December 31, 2018 and 2017, we recognized aggregate incentive business management fees earned from the Managed Equity REITs of $120,094 and $155,881, respectively.

Management Agreements—Managed Operators, ABP Trust, AIC and the Open End Fund

We earn management fees by providing continuous services pursuant to the management agreements from the Managed Operators and ABP Trust equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP, (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. These fees are estimated and payable monthly in advance.

We earn fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC.

We earn fees from the Open End Fund by providing a continuing and suitable real estate investment program consistent with the Open End Fund’s real estate investment policies and objectives pursuant to an administration services agreement. We earn fees equal to 1.0% of the Open End Fund's net asset value, as defined, annually. These fees are payable quarterly in arrears.

We earned aggregate fees from the Managed Operators, ABP Trust, AIC and the Open End Fund of $7,395 and $6,872 for the three months ended December 31, 2018 and 2017, respectively.

Property Management Fees

We earned property management fees by providing continuous services pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $11,770 and $10,858 for the three months ended December 31, 2018 and 2017, respectively.

Reimbursable Compensation and Benefits

Our reimbursable compensation and benefits include reimbursements that arise from services we provide pursuant to our property management agreements, a significant portion of which are charged or passed through to and were paid by tenants of our Client Companies. We realized reimbursable compensation and benefits of $13,873 and $12,708 for the three months ended December 31, 2018 and 2017, respectively.

Our reimbursable compensation and benefits include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our condensed consolidated statements of comprehensive income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for all of our payroll and related cost revenues. We realized equity based compensation expense and related reimbursements of $1,316 and $2,155 for the three months ended December 31, 2018 and 2017, respectively.

Advisory Services and Other Agreements

RMR Advisors is compensated for providing continuous services to RIF pursuant to its agreement and is compensated at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares, plus the principal amount of any borrowings, including from banks or evidenced by notes,

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

commercial paper or other similar instruments issued by RIF. RMR Advisors earned advisory services revenue of $733 and $729 for the three months ended December 31, 2018 and 2017 respectively.

Tremont Advisors is primarily compensated pursuant to its management agreement with TRMT at an annual rate of 1.5% of TRMT's equity, as defined in the agreement. Tremont Advisors may also earn an incentive fee under this management agreement beginning in the fourth quarter of calendar year 2018. In June 2018, Tremont Advisors agreed to waive any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020. In addition, no incentive fee will be paid or payable by TRMT to Tremont Advisors for the 2018 or 2019 calendar years.

Tremont Advisors earned advisory services revenue of $49 and $653 for the three months ended December 31, 2018 and 2017, respectively.

The Tremont business also acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned between 0.50% and 1.0% of the aggregate principal amounts of any loans so originated. For the three months ended December 31, 2018 and 2017, the Tremont business earned fees for such origination services of $52 and $238, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.

Note 4. Equity Investments

As of December 31, 2018, Tremont Advisors owned 600,100, or approximately 18.9%, of TRMT's outstanding common shares, with a carrying value of $7,086 and a market value of $5,431. We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence, but not control, over, TRMT's most significant activities. Our share of net income from our investment in TRMT is included in equity in earnings of investees in our condensed consolidated statements of comprehensive income for the three months ended December 31, 2018 was $35. Our share of net losses from our investment in TRMT included in equity in losses of investees in our condensed consolidated statements of comprehensive income for the three months ended December 31, 2017 was $201.

On October 10, 2018 we purchased 1,492,691 TA common shares for a purchase price of $8,382. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over, TA's most significant activities. We have elected the fair value option to account for our equity method investment in TA. We determined fair value using the closing price of TA's common shares as of December 31, 2018, which is a Level 1 fair value measurement. The market value of our investment in TA at December 31, 2018, based on quoted market price, is $5,613. The unrealized loss in our condensed consolidated statements of comprehensive income for the three months ended December 31, 2018 was $2,769.

We also have a 0.5% general partnership interest in a fund created for an institutional investor that is managed by Tremont Advisors. We account for this investment under the equity method of accounting and record our share of the investment's earnings or losses each period. This fund is in the process of winding down, and we did not record earnings or losses of investees for this investment during the three months ended December 31, 2018. Our share of net losses from this fund included in equity in losses of investees in our condensed consolidated statements of comprehensive income for the three months ended December 31, 2017 was $21.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revised the U.S. corporate income tax system, by among other things, lowering corporate income tax rates. Since we have a September 30 fiscal year end, the lower corporate income tax rate of

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

21.0% was phased in, resulting in a federal statutory tax rate of approximately 24.5% for our fiscal year ending September 30, 2018. The new corporate income tax rate of 21.0% is effective for fiscal years thereafter, beginning October 1, 2018. The Tax Act reduction in corporate income tax rate also caused us to adjust our deferred tax asset to the lower federal base rates, resulting in an increase in income tax expense of $19,817, for the three months ended December 31, 2017.

For the three months ended December 31, 2018 and 2017, we recognized estimated income tax expense of $18,970 and $48,343, respectively, which includes $13,842 and $37,730, respectively, of U.S. federal income tax and $5,128 and $10,613, respectively, of state income taxes.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended December 31,
	2018	2017
Income taxes computed at the federal statutory rate	21.0%	24.5%
State taxes, net of federal benefit	3.0%	2.5%
Tax Cuts and Jobs Act transitional impact (1)	—%	9.6%
Permanent items (2)	(0.1)%	(2.9)%
Net income attributable to noncontrolling interest	(10.1)%	(10.4)%
Total	13.8%	23.3%

(1)	Transitional impact for the three months ending December 31, 2017 is the $19,817 adjustment to our deferred tax asset due to the reduction in our corporate income tax rate under the Tax Act.

(2)
Permanent items for the three months ending December 31, 2017 include the $24,710 reduction in our liability related to the tax receivable agreement with ABP Trust discussed in Note 7, Related Person Transactions.

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of December 31, 2018 and September 30, 2018, we had no uncertain tax positions.

Note 6. Fair Value of Financial Instruments

As of December 31, 2018 and September 30, 2018, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.

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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Level 1 Estimates

The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of December 31, 2018 and September 30, 2018:

	December 31,	September 30,
	2018	2018
Money market funds included in cash and cash equivalents	$283,604	$253,876
Current portion of due from related parties related to share based payment awards	2,613	4,986
Long term portion of due from related parties related to share based payment awards	5,131	8,183
Current portion of employer compensation liability related to share based payment awards included in accounts payable and accrued expenses	2,613	4,986
Long term portion of employer compensation liability related to share based payment awards	5,131	8,183

Note 7. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns a majority of ABP Trust's voting securities. As of December 31, 2018, he beneficially owned, in aggregate, (i) 132,002 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC.

Adam D. Portnoy is also a managing trustee or managing director of each of the Managed REITs, Five Star, RIF and TA, a director of AIC and the majority owner and director of Sonesta. Jennifer B. Clark, our other Managing Director, is a managing trustee of RIF and SNH, president of AIC and a director of Sonesta. As of December 31, 2018, HPT, OPI and SNH owned 2,503,777, 2,801,061 and 2,637,408 Class A Common Shares, respectively, and Adam D. Portnoy beneficially owned, in aggregate, 35.7% of Five Star’s outstanding common shares, 1.1% of HPT’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of SNH’s outstanding common shares, 4.0% of TA’s outstanding common shares (through RMR LLC), 2.2% of RIF’s outstanding common shares, and 18.9% of TRMT's outstanding common shares (through Tremont Advisors).

All the officers of the Managed Equity REITs, AIC and the Open End Fund are officers or employees of RMR LLC. All of TRMT’s officers are officers or employees of Tremont Advisors or RMR LLC. Many of the executive officers of the Managed Operators are officers or employees of RMR LLC. All of RIF’s officers are officers or employees of RMR Advisors or RMR LLC. Some of our executive officers are also managing directors or managing trustees of certain of the Managed REITs, the Managed Operators and RIF.

As of December 31, 2018, ABP Trust owned 14.3% of AIC and 206,300 limited partner units of the Open End Fund and RMR LLC owned no limited partnership units, but has committed to contributing $100,000 to the Open End Fund. The general partner of the Open End Fund is a subsidiary of ABP Trust.

Additional information about our related person transactions appears in Note 8, Distributions, below and in our 2018 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Revenues from Related Parties

For the three months ended December 31, 2018 and 2017, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended December 31,
	2018(1)(2)		2017(2)
	$	%	$	%
Managed Equity REITs:
HPT(3)	$66,395	23.7%	$86,066	39.4%
ILPT	8,460	3.0	—	—
OPI(4)	56,243	20.1	13,509	6.2
SIR(3)	47,843	17.1	36,990	16.9
SNH(3)	85,979	30.7	71,545	32.7
	264,920	94.6	208,110	95.2

Managed Operators:
Five Star	2,413	0.9	2,690	1.2
Sonesta	757	0.3	568	0.3
TA	3,853	1.4	3,771	1.7
	7,023	2.6	7,029	3.2

Client Companies:
ABP Trust	3,335	1.2	1,279	0.6
AIC	60	—	60	—
Open End Fund	3,477	1.2	—	—
RIF	733	0.2	729	0.4
TRMT	695	0.2	706	0.3
	8,300	2.8	2,774	1.3
Total revenues from related parties	280,243	100.0	217,913	99.7
Other unrelated parties	70	—	628	0.3
	$280,313	100.0%	$218,541	100.0%

(1)
Revenues from related parties for the three months ended December 31, 2018 includes other client company reimbursable expenses of $98,076 recognized due to the adoption of ASC 606 as summarized in Note 2, Recent Accounting Pronouncements.

(2)	Revenues from related parties for the three months ended December 31, 2018 and December 31, 2017 include $13,873 and $12,708 of reimbursable compensation and benefits, respectively.

(3)
The amounts for the three months ended December 31, 2018 include incentive business management fees of $53,635, $25,817 and $40,642, which we earned from HPT, SIR and SNH, respectively, and which were paid in January 2019. The amounts for the three months ended December 31, 2017 include incentive business management fees of $74,572, $25,569 and $55,740, which RMR LLC earned from HPT, SIR and SNH, respectively, and which were paid in January 2018.

(4)	SIR merged with and into a subsidiary of OPI on December 31, 2018. This table presents revenues from SIR separately as they relate to periods prior to this merger.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	December 31,	September 30,
	2018	2018
Managed Equity REITs:
HPT(1)	$63,239	$8,391
ILPT(1)	4,055	2,692
OPI(1)(2)	65,085	7,870
SIR(2)	—	5,887
SNH(1)	58,175	9,705
	190,554	34,545

Managed Operators:
Five Star	205	281
Sonesta	21	30
TA	637	599
	863	910

Client Companies:
ABP Trust(1)	1,400	383
AIC	27	20
Open End Fund(1)	2,284	608
RIF	28	31
TRMT(1)	760	532
	4,499	1,574
	$195,916	$37,029

(1)
HPT, ILPT, OPI, SNH, ABP Trust, AIC, the Open End Fund and TRMT amounts include other client company reimbursable expenses of $2,702, $1,758, $29,864, $10,004, $1,112, $7, $1,470 and $278, respectively.

(2)
As a result of the GOV/SIR Merger, OPI succeeded to SIR's rights and obligations. As a result, OPI is obligated to pay to RMR LLC all amounts due from SIR as of December 31, 2018 will be reimbursed to RMR LLC by OPI.

Leases

As of December 31, 2018, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,287 and $1,028 for the three months ended December 31, 2018 and 2017, respectively.

Tax Related Payments

Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our tax receivable agreement with ABP Trust and reduced our liability by $24,710, or $1.53 per share, which is presented in our condensed consolidated statements of comprehensive income for the three months ended December 31, 2017 as tax receivable agreement remeasurement. As of December 31, 2018, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $34,327, including $2,279 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2019.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members estimated quarterly, subject to future adjustment based on actual results. For the three months ended December 31, 2018 and 2017, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $16,722 and $31,488, respectively, of which $8,685 and $16,333, respectively, was distributed to us and $8,037 and $15,155, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement. Incentive business management fees earned for the calendar year 2018 were higher than estimated; as a result, tax distributions are expected to increase during calendar year 2019.
Termination of SIR Management Agreements and Waiver of Termination Fees in Connection with GOV-SIR Merger
Effective upon consummation of the GOV/SIR Merger, SIR terminated its business and property management agreements with RMR LLC for convenience, and RMR LLC waived its right to receive payment of the termination fee that would otherwise be due pursuant to each such agreement upon such termination.

Credit agreement between TRMT and Tremont Advisors
On February 4, 2019, TRMT entered into a credit agreement, or the Credit Agreement, with Tremont Advisors as the lender, pursuant to which TRMT may, from time to time within six months after entering into the Credit Agreement, borrow amounts up to $25,000 in unsecured loans at a fixed rate of six and one-half percent (6.5%) per annum. The Credit Agreement contains customary representations, covenants and events of default and is subordinated in right of payment to TRMT's master repurchase facility. The Credit Agreement matures on the later of February 4, 2022 or 30 days following maturity of TRMT's secured financing arrangements, as defined. The Credit Agreement requires TRMT to prepay any amount borrowed upon public issuance of equity interest or issuance of preferred equity, as defined.

Other

Effective November 30, 2018, John C. Popeo resigned from his positions as an Executive Vice President of RMR LLC, as managing trustee, president and chief executive officer of ILPT and as chief financial officer and treasurer of SIR. In connection with his retirement, RMR LLC entered into a retirement agreement with Mr. Popeo on October 24, 2018, pursuant to which, subject to the terms thereof, RMR LLC paid him approximately $963 in cash following his resignation as an Executive Vice President of RMR LLC on November 30, 2018 and will pay him an additional approximately $963 in cash following his resignation as an employee of RMR LLC on March 31, 2019. In addition, all of our unvested Class A Common Shares previously awarded to Mr. Popeo will fully accelerate on March 31, 2019, subject to conditions. As of December 31, 2018 there remained no further substantive performance obligations and we in turn recognized all provisions of the retirement agreement in our condensed consolidated statements of comprehensive income as separation costs, which included $1,953 of cash separation costs and $537 of equity based compensation related to Mr. Popeo's retirement.

Effective December 31, 2018, Mark L. Kleifges resigned from his position as an Executive Vice President of RMR LLC, as managing trustee, chief financial officer and treasurer of GOV and RIF, as chief financial officer and treasurer of HPT and as president and chief executive officer of RMR Advisors. In connection with his retirement, RMR LLC entered into a retirement agreement with Mr. Kleifges on October 24, 2018, pursuant to which, subject to the terms thereof, RMR LLC paid him approximately $1,594 in cash following his resignation as an Executive Vice President of RMR LLC on December 31, 2018 and will pay him an additional approximately $1,594 in cash following his resignation as an employee of RMR LLC on June 30, 2019. In addition, all of our unvested Class A Common Shares previously awarded to Mr. Kleifges will fully accelerate on June 30, 2019, subject to conditions. As of December 31, 2018 there remained no further substantive performance obligations and we in turn recognized all provisions of the retirement agreement in our condensed consolidated statements of comprehensive income as separation costs, which included $3,234 of cash separation costs and $537 of equity based compensation related to Mr. Kleifges' retirement.

Effective December 31, 2018, Bruce J. Mackey Jr. resigned from his positions as Executive Vice President of RMR LLC and president and chief executive officer of Five Star. In connection with his resignation, Five Star and RMR LLC entered into a separation agreement with Mr. Mackey on December 11, 2018, pursuant to which Mr. Mackey will remain an employee

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

of Five Star and RMR LLC until December 31, 2019, or such earlier date as he may elect. Under his separation agreement, following his resignation, Mr. Mackey received a cash payment from Five Star in the amount of $600. In addition, he will also receive in 2019 release payments in the aggregate amount of $550. RMR LLC will pay 20% and Five Star will pay 80% of the release payments. In addition, all of our unvested Class A Common Shares previously awarded to Mr. Mackey will fully accelerate upon the date of his separation from Five Star, subject to conditions. For the three months ended December 31, 2018, we recorded $125 of separation costs related to Mr. Mackey's retirement.
We also recognized separation costs of $11 in connection with other non-executive employees of RMR LLC for the three months ended December 31, 2018.
Note 8. Distributions

On November 15, 2018, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.35 per Class A Common Share and Class B-1 Common Share, or $5,680. This dividend was paid to our shareholders of record as of the close of business on October 29, 2018. This dividend was funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,369, of which $4,869 was distributed to us based on our then aggregate ownership of 16,229,957 membership units of RMR LLC and $4,500 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend was funded with cash accumulated at RMR Inc.

On January 18, 2019, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of January 28, 2019, in the amount of $0.35 per Class A Common Share and Class B-1 Common Share, or $5,680. This dividend will be funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,369, of which $4,869 will be distributed to us based on our expected then aggregate ownership of 16,229,687 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on our about February 21, 2019.

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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended December 31,
	2018	2017
Basic EPS
Numerator:
Net income attributable to RMR Inc.	$52,209	$71,120
Income attributable to unvested participating securities	(353)	(457)
Net income attributable to RMR Inc. used in calculating basic EPS	$51,856	$70,663
Denominator:
Weighted average common shares outstanding - basic	16,120	16,060
Net income attributable to RMR Inc. per common share - basic	$3.22	$4.40

Diluted EPS
Numerator:
Net income attributable to RMR Inc.	$52,209	$71,120
Income attributable to unvested participating securities	(353)	(457)
Net income attributable to RMR Inc. used in calculating diluted EPS	$51,856	$70,663
Denominator:
Weighted average common shares outstanding - basic	16,120	16,060
Dilutive effect of incremental unvested shares	11	24
Weighted average common shares outstanding - diluted	16,131	16,084
Net income attributable to RMR Inc. per common share - diluted	$3.22	$4.39

The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one for one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, our Class B-2 Common Shares “paired” with such unit is canceled for no additional consideration. If all outstanding Class A Units that we do not own had been redeemed for our Class A Common Shares in the periods presented, our Class A Common Shares outstanding as of December 31, 2018, would have been 30,229,687. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 10. Net Income Attributable to RMR Inc.

Net income attributable to RMR Inc. for the three months ended December 31, 2018 and 2017, is calculated as follows:

	Three Months Ended December 31,
	2018	2017
Income before income tax expense and equity in losses of investees	$139,784	$207,889
Add: RMR Inc. franchise tax expense and interest income	94	159
Less: tax receivable agreement remeasurement	—	(24,710)
Less: unrealized loss on equity method investment accounted for under the fair value option	(2,769)	—
Less: equity in losses of investees	35	(222)
Less: fees from services provided prior to June 5, 2015	—	(128)
Net income before noncontrolling interest	137,144	182,988
Less: net income attributable to noncontrolling interest	(65,871)	(88,076)
Net income attributable to RMR Inc. before income tax expense	71,273	94,912
Add: tax receivable agreement remeasurement	—	24,710
Less: income tax expense attributable to RMR Inc.	(18,970)	(48,343)
Less: RMR Inc. franchise tax expense and interest income	(94)	(159)
Net income attributable to RMR Inc.	$52,209	$71,120

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 11. Segment Reporting

We have one separately reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

	Three months ended December 31, 2018
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$47,488	$—	$47,488
Incentive business management fees	120,094	—	120,094
Advisory services	—	782	782
Total management and advisory services revenues	167,582	782	168,364
Reimbursable compensation and benefits	13,308	565	13,873
Other client company reimbursable expenses	98,076	—	98,076
Total reimbursable costs	111,384	565	111,949
Total revenues	278,966	1,347	280,313
Expenses:
Compensation and benefits	26,425	1,587	28,012
Equity based compensation	1,784	27	1,811
Separation costs	6,397	—	6,397
Total compensation and benefits expense	34,606	1,614	36,220
General and administrative	6,385	935	7,320
Other client company reimbursable expenses	98,076	—	98,076
Transaction and acquisition related costs	184	—	184
Depreciation and amortization	242	13	255
Total expenses	139,493	2,562	142,055
Operating income (loss)	139,473	(1,215)	138,258
Interest and other income	1,373	153	1,526
Income (loss) before income tax expense and equity in losses of investees	140,846	(1,062)	139,784
Income tax expense	—	(18,970)	(18,970)
Unrealized loss on equity investment accounted for under the fair value option	(2,769)	—	(2,769)
Equity in losses of investees	—	35	35
Net income (loss)	$138,077	$(19,997)	$118,080

Total Assets:	$625,116	$65,183	$690,299

(1) Intersegment revenues of $848 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Three Months Ended December 31, 2017
		All Other
	RMR LLC(1)	Operations	Total
Revenues:
Management services	$48,570	$—	$48,570
Incentive business management fees	155,881	—	155,881
Advisory services	—	1,382	1,382
Total management and advisory services revenues	204,451	1,382	205,833
Reimbursable compensation and benefits	12,089	619	12,708
Total reimbursable costs	12,089	619	12,708
Total revenues	216,540	2,001	218,541
Expenses:
Compensation and benefits	24,748	1,449	26,197
Equity based compensation	2,707	14	2,721
Total compensation and benefits expense	27,455	1,463	28,918
General and administrative	5,656	1,050	6,706
Transaction and acquisition related costs	—	142	142
Depreciation and amortization	358	22	380
Total expenses	33,469	2,677	36,146
Operating income (loss)	183,071	(676)	182,395
Interest and other income	726	58	784
Tax receivable agreement remeasurement	—	24,710	24,710
Income before income tax expense and equity in losses of investees	183,797	24,092	207,889
Income tax expense	—	(48,343)	(48,343)
Equity in earnings (losses) of investees	—	(222)	(222)
Net income (loss)	$183,797	$(24,473)	$159,324

Total Assets:	$460,121	$69,666	$529,787

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

OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of December 31, 2018, the over 1,500 properties that RMR LLC manages are located in 45 states, Washington, D.C., Puerto Rico and Canada and they are principally owned by the Managed Equity REITs.
RMR LLC manages a diverse portfolio of publicly owned real estate and real estate related businesses. Our Client Companies include the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC, ABP Trust, the Open End Fund and the clients of the Tremont business, each of which are discussed in further detail below.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are principally based upon the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed Equity REIT: a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of December 31, 2018 and 2017, as applicable:

		Lesser of Historical Cost of Assets Under Management or
		Total Market Capitalization
		As of December 31,
REIT	Primary Strategy	2018	2017
HPT	Hotels and travel centers	$8,153,868	$8,953,822
ILPT	Industrial and logistics properties	1,578,306	—
OPI(1)	Office properties primarily leased to single tenants, including the government	4,651,888	3,611,068
SIR(1)	Office properties primarily leased to single tenants	—	4,887,524
SNH	Senior living, medical office and life science properties	6,469,758	8,253,932
		$20,853,820	$25,706,346
(1) SIR merged with and into a subsidiary of OPI (formerly named Government Properties Income Trust) on December 31, 2018 and the surviving entity merged with and into OPI, with OPI as the surviving entity.

Base business management fees payable to us by the Managed Equity REITs are calculated monthly based upon the lesser of the average historical cost of each Managed Equity REIT's assets under management or its average market capitalization, as calculated in accordance with the applicable business management agreement. A Managed Equity REIT's historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed Equity REIT’s historical cost of assets under management does not include the cost of shares it owns of another Client Company. A Managed Equity REIT's average market capitalization includes the average value of the Managed Equity REIT's outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the three months ended December 31, 2018 and 2017 may differ from the basis at the end of the periods presented in the table above. As of December 31, 2018, the market capitalization was lower than the historical costs of assets under management for HPT, OPI and SNH; the historical costs of assets under management for HPT, OPI and SNH as of December 31, 2018, were $10,273,642, $6,752,097 and $8,597,740, respectively. For ILPT, the historical costs of assets under management were lower than its market capitalization of $1,741,771, calculated as of December 31, 2018.

The fee revenues we earned from the Managed Equity REITs for the three months ended December 31, 2018 and 2017 are set forth in the following tables:

	Three Months Ended December 31, 2018 (1)				Three Months Ended December 31, 2017 (1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
HPT	$10,064	$53,635	$20	$63,719	$10,587	$74,572	$12	$85,171
ILPT	2,104	—	1,354	3,458	—	—	—	—
OPI(2)	3,374	—	3,972	7,346	4,309	—	4,287	8,596
SIR(2)	4,124	25,817	2,335	32,276	5,828	25,569	3,147	34,544
SNH	8,605	40,642	3,686	52,933	9,878	55,740	2,917	68,535
	$28,271	$120,094	$11,367	$159,732	$30,602	$155,881	$10,363	$196,846

(1)	Excludes reimbursable compensation and benefits and other client company reimbursable expenses.

(2)	SIR merged with OPI (formerly named Government Properties Income Trust) on December 31, 2018. Amounts for OPI and SIR are presented separately as they relate to periods prior to the merger with OPI.
Managed Operators, AIC, ABP Trust and the Open End Fund
We provide business management services to the Managed Operators. Five Star operates senior living and healthcare facilities throughout the United States, many of which are owned by and leased from, or managed for, SNH. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of Sonesta’s U.S. hotels are owned by HPT. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by HPT, and owns, operates and franchises standalone restaurants. Generally, our fees earned from business management services to the Managed Operators are based on a percentage of certain revenues.
In addition, we provide management services to ABP Trust, AIC and the Open End Fund. The fees we earn from ABP Trust include business management fees based on a percentage of revenues, property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities. The fees we earn from AIC are based on a percentage of total premiums paid for insurance arranged by AIC. The fees we earn from the Open End Fund include administrative service fees based on a percentage of the Open End Fund's net asset value, property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities.
Our revenues from services to the Managed Operators, AIC, ABP Trust and the Open End Fund were as follows:

	Three Months Ended December 31, (1)
Company	2018	2017
ABP Trust	$219	$566
AIC	60	60
Five Star	2,351	2,568
Open End Fund	734	—
Sonesta	711	568
TA	3,723	3,605
	$7,798	$7,367

(1)	Excludes reimbursable client company operating expenses and reimbursable compensation and benefits.

RMR Advisors, Tremont Advisors and the Tremont Business
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $303,174 and $342,140 as of December 31, 2018 and 2017, respectively. The advisory fees earned by RMR Advisors included in our revenue were $733 and $729 for the three months ended December 31, 2018 and 2017, respectively.
Tremont Advisors primarily manages TRMT, a publicly traded mortgage REIT that focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. In June 2018, Tremont Advisors agreed to waive any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020. Tremont Advisors earned advisory services revenue of $49 and $653 for the three months ended December 31, 2018 and 2017, respectively.
The Tremont business acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such origination services of $52 and $238 for the three months ended December 31, 2018 and 2017, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain and increase the value of their businesses, to assist our Managed Operators to grow their businesses and to successfully execute on new business ventures and investments we may pursue, such as the Open End Fund. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, the expectation that U.S. interest rates will increase may cause a general decrease in the value of securities of real estate businesses or in their value relative to other types of securities and investments, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.
At present we believe that the current interest rate environment available for real estate purchase financing may be causing real estate valuations to exceed replacement cost for some properties in certain markets; and, accordingly, we believe property acquisitions should be undertaken on a selective basis. We also believe that because of the diversity of properties which our Client Companies own and operate there should be opportunities for growth in selected property types and locations and that we and our Client Companies should maintain financial flexibility using only reasonable amounts of debt so as to take advantage of growth opportunities which come to our and their attention. We, on behalf of our Client Companies and ourselves, attempt to take advantage of opportunities in the real estate market when they arise. For example: (i) on January 17, 2018, SIR launched an equity REIT, ILPT, that it formed to focus on the ownership and leasing of industrial and logistics properties throughout the U.S. and on December 27, 2018 SIR completed a pro rata distribution of the 45,000,000 ILPT common shares then owned by SIR to holders of SIR's common shares; (ii) on August 31, 2018, the Open End Fund was formed, with a focus on raising capital from private investors to invest in multi-tenant office properties in urban infill and suburban locations; and (iii) on December 31, 2018, GOV and SIR merged to form OPI, a REIT with a broader investment strategy than its predecessor companies and ultimately a stronger combined entity that will be better positioned for future growth.
Please see “Risk Factors” in Item 1A of our Annual Report for a discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended December 31, 2018, Compared to the Three Months Ended December 31, 2017
The following table presents the changes in our operating results for the three months ended December 31, 2018 compared to the three months ended December 31, 2017:

	Three Months Ended December 31,
	2018	2017	$ Change	% Change
Revenues:
Management services	$47,488	$48,570	$(1,082)	(2.2)%
Incentive business management fees	120,094	155,881	(35,787)	(23.0)
Advisory services	782	1,382	(600)	(43.4)
Total management and advisory services revenues	168,364	205,833	(37,469)	(18.2)
Reimbursable compensation and benefits	13,873	12,708	1,165	9.2
Other client company reimbursable expenses	98,076	—	98,076	100.0
Total reimbursable costs	111,949	12,708	99,241	780.9
Total revenues	280,313	218,541	61,772	28.3

Expenses:
Compensation and benefits	28,012	26,197	1,815	6.9
Equity based compensation	1,811	2,721	(910)	(33.4)
Separation costs	6,397	—	6,397	100.0
Total compensation and benefits expense	36,220	28,918	7,302	25.3
General and administrative	7,320	6,706	614	9.2
Other client company reimbursable expenses	98,076	—	98,076	100.0
Transaction and acquisition related costs	184	142	42	29.6
Depreciation and amortization	255	380	(125)	(32.9)
Total expenses	142,055	36,146	105,909	293.0
Operating income	138,258	182,395	(44,137)	(24.2)
Interest and other income	1,526	784	742	94.6
Tax receivable agreement remeasurement	—	24,710	(24,710)	(100.0)
Income before income tax expense and equity in losses of investees	139,784	207,889	(68,105)	(32.8)
Income tax expense	(18,970)	(48,343)	29,373	60.8
Unrealized loss on equity method investment accounted for under the fair value option	(2,769)	—	(2,769)	(100.0)
Equity in earnings (losses) of investees	35	(222)	257	115.8
Net income	118,080	159,324	(41,244)	(25.9)
Net income attributable to noncontrolling interest	(65,871)	(88,204)	22,333	25.3
Net income attributable to RMR Inc.	$52,209	$71,120	$(18,911)	(26.6)%
Management services revenue. For the three months ended December 31, 2018 and 2017, we earned base business and property management services revenue from the following sources:

	Three Months Ended December 31,
Source	2018	2017	Change
Managed Equity REITs	$39,639	$40,965	$(1,326)
Managed Operators	6,785	6,741	44
Other	1,064	864	200
Total	$47,488	$48,570	$(1,082)

Management services revenue decreased $1,082 primarily due to (i) a decrease of $2,331 in base business management fees from the Managed Equity REITs largely due to declines in the average market capitalization of HPT, OPI, SIR and SNH; offset by (ii) an increase of $1,004 in property management fees at the Managed Equity REITs due to increases in the number of properties to which we provide property management services as a result of acquisitions by our Client Companies since October 1, 2017.
Incentive business management fees. Incentive business management fees are contingent performance based fees which are recognized in our first fiscal quarter when amounts, if any, for the applicable measurement periods become known and the incentive business management fees are earned. Incentive business management fees for the three months ended December 31, 2018 include fees earned from HPT, SIR and SNH of $53,635, $25,817, and $40,642, respectively, for the calendar year 2018. Incentive business management fees for the three months ended December 31, 2017 include fees earned from HPT, SIR and SNH or $74,572, $25,569, $55,740, respectively, for the calendar year 2017.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF and the fees Tremont Advisors earns for managing TRMT. Advisory services revenues decreased by $600 primarily due to Tremont Advisors waiving management fees otherwise owed by TRMT.
Reimbursable compensation and benefits. Reimbursable compensation and benefits revenue is primarily attributable to amounts reimbursed to us by the Managed Equity REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable compensation and benefits costs arise from services we provide that are paid or reimbursed to the Managed Equity REITs by their tenants, as well as non-cash share based compensation from the Managed Equity REITs granted to some of our employees. For the three months ended December 31, 2018 and 2017, non-cash share based compensation granted to some of our employees by our Client Companies totaled $1,316 and $2,155, respectively. Reimbursable compensation and benefits revenue increased $1,165 due to annual increases in employee compensation and benefits for which we receive reimbursement, as well as a modest increase in the number of properties we manage on behalf of the Managed Equity REITs and the related increase in employees required to support the properties acquired.
Other client company reimbursable expenses. For further information about these reimbursements and our adoption of ASC 606, see Note 2, Recent Accounting Pronouncements, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $1,815 primarily due to annual employee merit increases on October 1, 2018, as well as a modest increase in the number of properties we manage on behalf of the Managed Equity REITs and the related increase in employees required to support the properties acquired.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and by our Client Companies. Equity based compensation decreased $910 primarily due to declines in the Managed Equity REIT share prices.
Separation costs. Separation costs consists of employment termination costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative expenses increased $614 as a result of higher costs to support our operations and growth strategies, including temporary staffing and recruiting costs, as well as increased professional fees primarily related to our registration statement on Form S-3 filing in December 2018 and increases in state franchise taxes.
Other client company reimbursable expenses. For further information about these reimbursements and our adoption of ASC 606, see Note 2, Recent Accounting Pronouncements, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Transaction and acquisition related costs. Transaction and acquisition related costs increased $42 due primarily to costs related to the formation of the Open End Fund.
Depreciation and amortization. Depreciation and amortization expense decreased $125 primarily as a result of the intangible assets related to our acquisition of the Tremont business in August 2016 becoming fully amortized.

Interest and other income. Interest and other income increased $742 primarily due to the combination of higher stated interest rates and increased cash balances invested during the three months ended December 31, 2018 as compared to the three months ended December 31, 2017.
Tax receivable agreement remeasurement. The tax receivable agreement remeasurement represents a reduction in the liability of amounts due, pursuant to our tax receivable agreement with ABP Trust and as a result of the Tax Act recorded during the three months ended December 31, 2017. For further information, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Unrealized loss on equity method investment accounted for under the fair value option. Unrealized loss on equity method investment accounted for under the fair value option represents the loss on our investment in TA common shares as a result of the decline in TA's share price subsequent to our acquisition of the common shares. For further information, see Note 4, Equity Investments, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on this Form 10-Q.
Income tax expense. The decrease in income tax expense of $29,373 is primarily attributable to the Tax Act, which reduced our federal statutory tax rate from 35% to 21% as of January 1, 2018 resulting in an adjustment to our deferred tax asset and related expense of $19,817 for the three months ended December 31, 2017. Because we have a September 30 fiscal year end, the lower tax rate was phased in, resulting in a federal statutory tax rate of approximately 24.5% for the three months ended December 31, 2017. Beginning October 1, 2018, our federal statutory tax rate was reduced further to 21.0%. For further information, see Note 5, Income Taxes, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Equity in losses of investees. Equity in losses of investees represents our proportionate share of earnings and losses from our equity interest in TRMT.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2018 and September 30, 2018, we had cash and cash equivalents of $284,159 and $256,848, respectively, of which $28,127 and $20,391, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. As of December 31, 2018 and September 30, 2018, $283,604 and $253,876, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations for the three months ended December 31, 2018.
Our current liabilities have historically included accounts payable and accrued expenses, including accrued employee compensation. As of December 31, 2018 and September 30, 2018, we had current liabilities of $115,748 and $28,307, respectively. The increase in current liabilities reflects the timing of income tax payments, an increase in accrued employee compensation primarily related to annual bonuses historically paid during the last quarter of our fiscal year and an increase in accounts payable and accrued expenses resulting from our adoption of ASC 606.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities, and we currently do not maintain any credit facilities. The cash we generate from our operating activities could decline in future periods due to strategic capital recycling and declines in the common share prices at our Managed Equity REITs. More specifically, OPI has begun to execute on its stated goal of disposing up to $750,000 in assets to reduce leverage. This disposition activity could result in reductions to our management services revenue. Further, our business management fees and incentive management fees are adversely impacted as our Managed Equity REITs share prices decline. Due to recent declines in the public equity markets and related declines in the share prices of our Managed Equity REITs, we could see adverse impacts to our operating results in future periods.
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
We currently intend to use our cash and cash flows to fund our working capital needs, pay our dividends and fund new business ventures, including lending TRMT up to $25,000 to support their continued growth and our $100,000 commitment in the Open End Fund. We currently expect our commitment to be drawn and invested by the Open End Fund within the next 12 months. We believe that our cash on hand and operating cash flow will be sufficient to meet our operating needs for the next 12 months and for the reasonably foreseeable future.
During the three months ended December 31, 2018, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $10,180. On January 18, 2019, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of January 28, 2019 and to the other owner of RMR LLC membership units in the amount of $0.35 per Class A Common Share, Class B-1 Common Share and to ABP Trust. We expect this amount will total approximately $10,180. This dividend will be funded by a distribution from RMR LLC to holders of its membership units and with cash on hand. We expect to pay this dividend on or about February 21, 2019.
See Note 8, Distributions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
For the three months ended December 31, 2018, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $16,722, of which $8,685 was distributed to us and $8,037 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $8,685 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $8,037 distributed to ABP Trust was recorded as a reduction of its noncontrolling interest. We expect to use these funds distributed to us to fund our tax liabilities and our obligations under the tax receivable agreement described in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Our changes in cash flows for the three months ended December 31, 2018 compared to the comparable prior year period were as follows: (i) net cash from operating activities increased from $40,458 in the 2017 period to $54,078 in the 2018 period; (ii) net cash used in investing activities increased from $186 in the 2017 period to $8,552 in the 2018 period; and (iii) net cash used in financing activities decreased from $22,946 in the 2017 period to $18,217 in the 2018 period.
The increase in cash from operating activities for the three months ended December 31, 2018, compared to the same period in 2017 primarily reflects the net effect of favorable changes in our working capital. The increase in cash used in investing activities for the three months ended December 31, 2018 compared to the same period in 2017 was due to our purchase of 1,492,691 TA common shares. For further information, see Note 4, Equity Investments, and Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. The decrease in cash used in financing activities for the three months ended December 31, 2018 compared to the same period in 2017 was primarily due to lower tax distributions based on current estimates for taxable income in this fiscal year, as well as the reduction in the federal statutory tax rates as a result of the Tax Act. These decreases were partially offset by an increased dividend rate of $0.35 per Class A Common Share in the period ended December 31, 2018.

Off Balance Sheet Arrangements
We have no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than our $100,000 commitment to the Open End Fund. For further information, see Note 7, Related Person Transactions, in Part I, Item I of this Quarterly Report on Form 10-Q.
Tax Receivable Agreement
We are party to a tax receivable agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report. As of December 31, 2018, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $34,327, of which we expect to pay $2,279 to ABP Trust during the fourth quarter of fiscal 2019.
Market Risk and Credit Risk
We historically have not invested in derivative instruments, borrowed through issuing debt securities or transacted a significant part of our businesses in foreign currencies. As a result, we are not now subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our Client Companies’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, and our Client Companies, our Managing Directors have historical and continuing relationships with certain of our Client Companies and several of our Client Companies have material historical and ongoing relationships with other Client Companies. For example: Adam D. Portnoy is the sole trustee and owns a majority of the voting securities of our controlling shareholder, ABP Trust; ABP Trust also holds membership units of our subsidiary, RMR LLC; we are a party to a tax receivable agreement with ABP Trust; Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC; Adam D. Portnoy serves as a managing trustee of each Managed REIT and RIF and as a managing director of Five Star and TA; Jennifer Clark serves as a managing trustee of RIF; certain of our other officers serve as managing trustees or managing directors of Client Companies; all of the executive officers of the Managed REITs, AIC and the Open End Fund and many of the executive officers of the Managed Operators and RIF are our officers and employees; Adam D. Portnoy is an owner and director of Sonesta and Jennifer B. Clark is president of AIC and a director of Sonesta; and, as of December 31, 2018, the Managed Equity REITs (other than ILPT) owned a majority of our outstanding Class A Common Shares and Adam D. Portnoy, directly and indirectly, owned approximately 35.7% of Five Star’s outstanding common shares (through ABP Trust); 4.0% of TA’s outstanding common shares (through RMR LLC) and 18.9% of TRMT’s outstanding common shares (through Tremont Advisors); and a subsidiary of ABP Trust is the general partner of the Open End Fund and ABP Trust is a limited partner of the Open End Fund. For further information about these and other such relationships and related person transactions, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our 2018 Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons filed as exhibits to our filings with the SEC are available at the SEC’s website, www.sec.gov.
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

Effective October 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. We implemented changes to our processes related to revenue recognition and the control activities within them. Changes included development of new policies and procedures, review of existing contracts, update to information systems, and development and deployment of additional planning, reporting and analysis tools and procedures.  There have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	OUR MANAGEMENT FEES EARNED FROM OUR MANAGED EQUITY REITS ARE CALCULATED BASED UPON THE LOWER OF EACH REIT’S COST OF ITS APPLICABLE ASSETS AND SUCH REIT’S MARKET

CAPITALIZATION. OUR MANAGEMENT FEES EARNED FROM OUR MANAGED OPERATORS ARE CALCULATED BASED UPON CERTAIN REVENUES FROM EACH OPERATOR'S BUSINESS. ACCORDINGLY, OUR FUTURE REVENUES, INCOME AND CASH FLOWS WILL DECLINE IF THE BUSINESS ACTIVITIES, ASSETS OR MARKET CAPITALIZATIONS OF OUR CLIENT COMPANIES DECLINE;

•
THE FACT THAT WE EARNED SIGNIFICANT INCENTIVE BUSINESS MANAGEMENT FEES FROM CERTAIN MANAGED EQUITY REITS IN THE CALENDAR YEARS 2018 AND 2017 MAY IMPLY THAT WE WILL EARN INCENTIVE BUSINESS MANAGEMENT FEES IN FUTURE YEARS. THE INCENTIVE BUSINESS MANAGEMENT FEES WHICH WE MAY EARN FROM OUR MANAGED EQUITY REITS ARE BASED UPON TOTAL RETURNS REALIZED BY THE REITS' SHAREHOLDERS COMPARED TO THE TOTAL SHAREHOLDERS RETURN OF CERTAIN IDENTIFIED INDICES. WE HAVE ONLY LIMITED CONTROL OVER THE TOTAL RETURNS REALIZED BY SHAREHOLDERS OF OUR MANAGED EQUITY REITS AND EFFECTIVELY NO CONTROL OVER INDEXED TOTAL RETURNS. THERE CAN BE NO ASSURANCE THAT WE WILL EARN ANY INCENTIVE BUSINESS MANAGEMENT FEES IN THE FUTURE;

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

•
WE HAVE UNDERTAKEN NEW INITIATIVES AND ARE CONSIDERING OTHER INITIATIVES TO GROW OUR BUSINESS AND ANY ACTIONS WE MAY TAKE TO GROW OUR BUSINESS MAY NOT BE SUCCESSFUL. IN ADDITION, ANY INVESTMENTS OR REPOSITIONING OF THE PROPERTIES WE OR OUR CLIENT COMPANIES MAY MAKE OR PURSUE MAY NOT INCREASE THE VALUE OF THE APPLICABLE PROPERTIES OR OFFSET THE DECLINE IN VALUE THOSE PROPERTIES MAY OTHERWISE EXPERIENCE.

•
WE STATE THAT RMR LLC’S $100.0 MILLION COMMITMENT TO THE OPEN END FUND IS EXPECTED TO BE DRAWN AND INVESTED BY THE OPEN END FUND WITHIN THE NEXT 12 MONTHS. THE ACQUISITION ENVIRONMENT FOR OFFICE PROPERTIES IN THE UNITED STATES IS COMPETITIVE AND THE FUND MAY NOT BE SUCCESSFUL IN DRAWING AND INVESTING ALL, OR ANY, OF THIS CAPITAL WITHIN ONE YEAR OR OTHERWISE.

•
WE STATE THAT PURSUANT TO THE TERMS OF OUR CREDIT AGREEMENT WITH TRMT, WE MAY LEND TRMT UP TO $25.0 MILLION. THERE CAN BE NO ASSURANCE THAT THESE LOANS WILL BE REPAID TO US IN PART OR IN FULL IN ACCORDANCE WITH THE TERMS OF THE LOAN OR THAT WE WILL RECEIVE INTEREST PAYMENTS ON THE OUTSTANDING BALANCE OF THE LOAN.

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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our Annual Report.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant*
3.2	Articles of Amendment, filed July 30, 2015*
3.3	Articles of Amendment, filed September 11, 2015*
3.4	Articles of Amendment, filed March 9, 2016**
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017***
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock****
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust (now known as Office Properties Income Trust)*
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust*
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Office Properties Income Trust (as successor in interest to Select Income REIT)*
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust*
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust*
10.1	Amendment to Business Management Agreement, dated December 31, 2018, between Industrial Logistics Properties Trust and The RMR Group LLC (Filed herewith.)
10.2	Amendment to Second Amended and Restated Business Management Agreement, dated December 31, 2018, between Office Properties Income Trust and The RMR Group LLC (Filed herewith.)
10.3	Letter Agreement, dated as of October 25, 2018, by and between The RMR Group LLC and Mark L. Kleifges*****
10.4	Letter Agreement, dated as of October 25, 2018, by and between The RMR Group LLC and John C. Popeo*****
10.5	Letter Agreement, dated as of December 11, 2018, between Five Star Senior Living Inc., The RMR Group LLC and Bruce J. Mackey, Jr. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Credit Agreement, dated as of February 4, 2019, between Tremont Mortgage Trust and Tremont Realty Advisors LLC (Filed herewith.)
99.2	Subordination Agreement, dated as of February 4, 2019, between Tremont Mortgage Trust and Tremont Realty Advisors LLC (Filed herewith.)
101.1
The following materials from RMR Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2016.
***	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on September 15, 2017.
****	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.
*****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on December 3, 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Dated: February 7, 2019