Form 10-Q
period 2019-03-31
RMR GROUP INC.
filed 2019-05-10
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-37616

THE RMR GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	47-4122583 (IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634
(Address of Principal Executive Offices)                            (Zip Code)
Registrant’s Telephone Number, Including Area Code 617-796-8230
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Trading Symbol	Name Of Each Exchange On Which Registered
Class A common stock, $0.001 par value per share	RMR	The Nasdaq Stock Market LLC
(Nasdaq Capital Market)
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 9, 2019, there were 15,239,713 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.
FORM 10-Q

March 31, 2019

PART I. Financial Information

Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	March 31,	September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$384,113	$256,848
Due from related parties	62,512	28,846
Prepaid and other current assets	6,813	10,392
Total current assets	453,438	296,086

Property and equipment, net	2,336	2,589
Due from related parties, net of current portion	5,100	8,183
Equity method investment	7,129	7,051
Equity method investment accounted for under the fair value option	6,135	—
Goodwill	1,859	1,859
Intangible assets, net of amortization	349	375
Deferred tax asset	25,363	25,726
Other assets, net of amortization	157,852	162,559
Total assets	$659,561	$504,428

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$87,283	$28,307
Total current liabilities	87,283	28,307
Long term portion of deferred rent payable, net of current portion	1,352	1,229
Amounts due pursuant to tax receivable agreement, net of current portion	32,048	32,048
Employer compensation liability, net of current portion	5,100	8,183
Total liabilities	125,783	69,767

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,229,687 and 15,229,957 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	101,670	99,239
Retained earnings	243,254	182,877
Cumulative other comprehensive income	—	82
Cumulative common distributions	(60,827)	(49,467)
Total shareholders’ equity	284,128	232,762
Noncontrolling interest	249,650	201,899
Total equity	533,778	434,661
Total liabilities and equity	$659,561	$504,428
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenues:
Management services	$42,600	$46,559	$90,088	$95,129
Incentive business management fees	—	—	120,094	155,881
Advisory services	761	1,065	1,543	2,447
Total management and advisory services revenues	43,361	47,624	211,725	253,457
Reimbursable compensation and benefits	13,412	11,657	27,285	24,365
Other client company reimbursable expenses	73,323	—	171,399	—
Total reimbursable costs	86,735	11,657	198,684	24,365
Total revenues	130,096	59,281	410,409	277,822

Expenses:
Compensation and benefits	28,981	28,073	56,993	54,270
Equity based compensation	1,204	901	3,015	3,455
Separation costs	414	452	6,811	619
Total compensation and benefits expense	30,599	29,426	66,819	58,344
General and administrative	7,122	7,024	14,442	13,730
Other client company reimbursable expenses	73,323	—	171,399	—
Transaction and acquisition related costs	47	—	231	142
Depreciation and amortization	257	372	512	752
Total expenses	111,348	36,822	253,403	72,968
Operating income	18,748	22,459	157,006	204,854
Interest and other income	2,468	1,076	3,994	1,860
Tax receivable agreement remeasurement	—	—	—	24,710
Unrealized gain (loss) on equity method investment accounted for under the fair value option	522	—	(2,247)	—
Equity in earnings (losses) of investees	109	(212)	144	(434)
Income before income tax expense	21,847	23,323	158,897	230,990
Income tax expense	(3,139)	(3,681)	(22,109)	(52,024)
Net income	18,708	19,642	136,788	178,966
Net income attributable to noncontrolling interest	(10,540)	(11,286)	(76,411)	(99,490)
Net income attributable to The RMR Group Inc.	$8,168	$8,356	$60,377	$79,476

Other comprehensive loss:
Foreign currency translation adjustments	$(10)	$(1)	$(14)	$(2)
Other comprehensive loss	(10)	(1)	(14)	(2)
Comprehensive income	18,698	19,641	136,774	178,964
Comprehensive income attributable to noncontrolling interest	(10,535)	(11,286)	(76,404)	(99,489)
Comprehensive income attributable to The RMR Group Inc.	$8,163	$8,355	$60,370	$79,475

Weighted average common shares outstanding - basic	16,120	16,069	16,120	16,064
Weighted average common shares outstanding - diluted	16,147	16,105	16,140	16,095

Net income attributable to The RMR Group Inc. per common share - basic	$0.50	$0.52	$3.72	$4.92
Net income attributable to The RMR Group Inc. per common share - diluted	$0.50	$0.52	$3.72	$4.91
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

						Cumulative
	Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	Income	Distributions	Equity	Interest	Equity
Balance at September 30, 2018	$15	$1	$15	$99,239	$182,877	$82	$(49,467)	$232,762	$201,899	$434,661
Share grants, net	—	—	—	1,569	—	—	—	1,569	—	1,569
Net income	—	—	—	—	52,209	—	—	52,209	65,871	118,080
Tax distributions to Member	—	—	—	—	—	—	—	—	(8,037)	(8,037)
Common share distributions	—	—	—	—	—	—	(5,680)	(5,680)	(4,500)	(10,180)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)	(2)	(4)
Balance at December 31, 2018	$15	$1	$15	$100,808	$235,086	$80	$(55,147)	$280,858	$255,231	$536,089
Share grants, net	—	—	—	862	—	—	—	862	—	862
Net income	—	—	—	—	8,168	—	—	8,168	10,540	18,708
Tax distributions to Member	—	—	—	—	—	—	—	—	(11,616)	(11,616)
Common share distributions	—	—	—	—	—	—	(5,680)	(5,680)	(4,500)	(10,180)
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)	(5)	(10)
Reclassification due to disposition of Australian operations	—	—	—	—	—	(75)	—	(75)	—	(75)
Balance at March 31, 2019	$15	$1	$15	$101,670	$243,254	$—	$(60,827)	$284,128	$249,650	$533,778

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

						Cumulative
	Class A	Class B-1	Class B-2	Additional		Other	Cumulative	Total
	Common	Common	Common	Paid In	Retained	Comprehensive	Common	Shareholders'	Noncontrolling	Total
	Stock	Stock	Stock	Capital	Earnings	Income	Distributions	Equity	Interest	Equity
Balance at September 30, 2017	$15	$1	$15	$95,878	$86,836	$84	$(33,298)	$149,531	$140,132	$289,663
Share grants, net	—	—	—	566	—	—	—	566	—	566
Net income	—	—	—	—	71,120	—	—	71,120	88,204	159,324
Fees from services provided prior to our IPO	—	—	—	—	—	—	—	—	(128)	(128)
Tax distributions to Member	—	—	—	—	—	—	—	—	(15,155)	(15,155)
Common share distributions	—	—	—	—	—	—	(4,041)	(4,041)	(3,750)	(7,791)
Balance at December 31, 2017	$15	$1	$15	$96,444	$157,956	$84	$(37,339)	$217,176	$209,303	$426,479
Share grants, net	—	—	—	1,773	—	—	—	1,773	—	1,773
Net income	—	—	—	—	8,356	—	—	8,356	11,286	19,642
Tax distributions to Member	—	—	—	—	—	—	—	—	(7,326)	(7,326)
Common share distributions	—	—	—	—	—	—	(4,040)	(4,040)	(3,750)	(7,790)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)	(1)	(2)
Balance at March 31, 2018	$15	$1	$15	$98,217	$166,312	$83	$(41,379)	$223,264	$209,512	$432,776

See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$136,788	$178,966
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	512	752
Straight line office rent	123	89
Amortization expense related to other asset	4,707	4,707
Deferred income taxes	363	20,449
Operating expenses paid in The RMR Group Inc. common shares	2,431	2,467
Contingent consideration liability	—	(472)
Tax receivable agreement remeasurement	—	(24,710)
Distribution from equity method investments	66	143
Equity in (earnings) losses of investees	(144)	434
Unrealized loss on equity method investment accounted for under the fair value option	2,247	—
Changes in assets and liabilities:
Due from related parties	(36,762)	(2,347)
Prepaid and other current assets	3,579	(1,336)
Accounts payable and accrued expenses	61,960	27,035
Net cash from operating activities	175,870	206,177

Cash Flows from Investing Activities:
Purchase of property and equipment	(125)	(265)
Equity method investment in TravelCenters of America LLC common shares	(8,382)	—
Net cash used in investing activities	(8,507)	(265)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(28,653)	(29,981)
Distributions to common shareholders	(11,360)	(8,081)
Repurchase of common shares	—	(128)
Net cash used in financing activities	(40,013)	(38,190)

Effect of exchange rate fluctuations on cash and cash equivalents	(85)	(2)
Increase in cash and cash equivalents	127,265	167,720
Cash and cash equivalents at beginning of period	256,848	108,640
Cash and cash equivalents at end of period	$384,113	$276,360

Supplemental cash flow information:
Income taxes paid	$15,399	$21,380

See accompanying notes.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 1. Basis of Presentation

The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary The RMR Group LLC, or RMR LLC. RMR Inc. is a Maryland corporation and RMR LLC is a Maryland limited liability company. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. In these financial statements, unless otherwise indicated, “we”, “us” and “our” refer to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC.

As of March 31, 2019, RMR Inc. owned 15,229,687 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.0% of the economic interest of RMR LLC as of March 31, 2019. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 48.0% of the economic interest of RMR LLC as of March 31, 2019, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns a majority of ABP Trust’s voting securities.

RMR LLC was founded in 1986 to manage public investments in real estate and, as of March 31, 2019, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC provides management services to four publicly traded REITs: Hospitality Properties Trust, or HPT, which primarily owns hotel and travel center properties; Industrial Logistics Properties Trust, or ILPT, which primarily owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which primarily owns office properties leased to single tenants and those with high quality credit characteristics, including the government; and Senior Housing Properties Trust, or SNH, which primarily owns senior living, medical office and life science properties. Until December 31, 2018, RMR LLC provided management services to Select Income REIT, or SIR. On December 31, 2018, SIR merged with and into a subsidiary of OPI (then named Government Properties Income Trust, or GOV), or the “GOV/SIR Merger”, which then merged with and into OPI, with OPI as the surviving entity. The combined company continues to be managed by RMR LLC pursuant to OPI’s business and property management agreements with RMR LLC. HPT, ILPT, OPI, SNH and, until December 31, 2018, SIR are collectively referred to as the Managed Equity REITs.

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

RMR Advisors LLC, or RMR Advisors, is an investment adviser registered with the Securities and Exchange Commission, or SEC. RMR Advisors is a wholly-owned subsidiary of RMR LLC and is the adviser to RMR Real Estate Income Fund, or RIF. RIF is a closed end investment company focused on investing in real estate securities, including REITs and other dividend paying securities, but excluding our Client Companies, as defined below.

Tremont Realty Advisors LLC, or Tremont Advisors, an investment adviser registered with the SEC, was formed in connection with the acquisition of certain assets of Tremont Realty Capital LLC, or the Tremont business. Tremont Advisors is a wholly owned subsidiary of RMR LLC that manages Tremont Mortgage Trust, or TRMT, a publicly traded mortgage real estate investment trust that focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont Advisors has in the past and may in the future manage accounts that invest in commercial real estate debt, including secured mortgage debt. The Tremont business also acts as a transaction originator for non-investment advisory clients for negotiated fees.

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

The accompanying condensed consolidated financial statements of RMR Inc. are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, or our Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

Note 2. Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2016-02, Leases, as amended, or ASU No. 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The effective date for RMR will be the first day of fiscal year 2020 (October 1, 2019). We are currently assessing the potential impact of the adoption of ASU No. 2016-02 will have on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13,which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will become effective for fiscal years beginning after December 15, 2019. We are continuing to assess this guidance, but we have not historically experienced credit losses from our Client Companies and do not expect the adoption of ASU No. 2016-13 to have a material impact on our condensed consolidated financial statements.

Note 3. Revenue Recognition

Base Business Management Fees—Managed Equity REITs

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

For the three months ended March 31, 2019 and 2018, we earned aggregate base business management fees from the Managed Equity REITs of $25,537 and $29,433, respectively. For the six months ended March 31, 2019 and 2018, we earned aggregate base business management fees from the Managed Equity REITs of $53,808 and $60,035, respectively.

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

The incentive fees are calculated for each Managed Equity REIT as 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the relevant measurement period and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share, as defined in the applicable business management agreement, exceeded the applicable benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, as adjusted for net share issuances during the period and subject to caps on the values of the incentive fees. The measurement periods for the annual incentive business management fees in respect of calendar years 2018 and 2017 were the three calendar year periods that ended on December 31, 2018 and 2017, respectively, except for ILPT, whose annual incentive business management fee is based on a shorter period from its initial public offering on January 12, 2018 through the calendar year ended December 31, 2018. On December 31, 2018, RMR LLC’s business management agreements with ILPT and OPI were amended to provide that for periods beginning on and after January 1, 2019, the SNL U.S. Industrial REIT Index and the SNL U.S. Office REIT Index will be used by ILPT and OPI, respectively, rather than the SNL U.S. REIT Equity Index, to calculate the benchmark return per share, as defined, for purposes of determining the incentive management fee, if any, payable thereunder.

For the six months ended March 31, 2019 and 2018, we recognized aggregate incentive business management fees earned from the Managed Equity REITs of $120,094 and $155,881, respectively.

Management Agreements—Managed Operators, ABP Trust, AIC and the Open End Fund

We earn management fees by providing continuous services pursuant to the management agreements from the Managed Operators and ABP Trust equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP; (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues; and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. These fees are estimated and payable monthly in advance.

We earn fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC.

We earn fees from the Open End Fund by providing a continuing and suitable real estate investment program consistent with the Open End Fund’s real estate investment policies and objectives pursuant to an administration services agreement. We earn fees equal to 1.0% of the Open End Fund’s net asset value, as defined, annually. These fees are payable quarterly in arrears.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

We earned aggregate fees from the Managed Operators, ABP Trust, AIC and the Open End Fund of $6,751 and $6,466 for the three months ended March 31, 2019 and 2018, respectively, and $14,146 and $13,338 for the six months ended March 31, 2019 and 2018, respectively.

Property Management Fees

We earned property management fees by providing continuous services pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $10,207 and $10,510 for the three months ended March 31, 2019 and 2018, respectively, and $21,977 and $21,368 for the six months ended March 31, 2019 and 2018, respectively.

Reimbursable Compensation and Benefits

Reimbursable compensation and benefits include reimbursements that arise primarily from services we provide pursuant to our property management agreements, a significant portion of which are charged or passed through to and were paid by tenants of our Client Companies. We realized reimbursable compensation and benefits of $13,412 and $11,657 for the three months ended March 31, 2019 and 2018, respectively, and $27,285 and $24,365 for the six months ended March 31, 2019 and 2018, respectively. Included in reimbursable compensation and benefits are shared services fees we earn from TRMT for compensation and other costs related to the operation of the Tremont business. We earned shared services fees from TRMT for the three and six months ending March 31, 2019 of $370 and $705, respectively.

Reimbursable compensation and benefits include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our condensed consolidated statements of comprehensive income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our Client Companies to certain of our officers and employees. We realized equity based compensation expense and related reimbursements of $756 and $180 for the three months ended March 31, 2019 and 2018, respectively, and $2,072 and $2,335 for the six months ended March 31, 2019 and 2018, respectively.

Other Client Company Reimbursable Expenses

Other client company reimbursable expenses include reimbursements that arise from services we provide pursuant to our property management agreements, a significant portion of which are charged or passed through to and were paid by tenants of our Client Companies. Effective October 1, 2018 we adopted ASU, No. 2014-09, Revenue from Contracts with Customers, which has been codified as Accounting Standard Codification, or ASC, Section 606, or ASC 606, using the modified retrospective method for all our existing contracts. Based on our evaluation of ASC 606, we have determined that we control the services provided by third parties for our Client Companies and therefore we account for the cost of these services and the related reimbursement revenue on a gross basis.

As a result of adopting ASC 606, our condensed consolidated statements of comprehensive income for the three and six months ended March 31, 2019 reflect corresponding increases in revenue and expense of $73,323 and $171,399, respectively, in other client company reimbursable expenses, compared to the same period last year, with no impact on net income. Our condensed consolidated balance sheets as of March 31, 2019 also include other client company reimbursable expenses due from related parties and a related liability in accounts payable and accrued expenses of $44,321.

Advisory Services and Other Agreements

RMR Advisors is compensated for providing continuous services to RIF pursuant to its agreement and is compensated at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. RMR Advisors earned advisory services revenue of $725 and $699 for the three months ended March 31, 2019 and 2018, respectively, and $1,458 and $1,428 for the six months ended March 31, 2019 and 2018, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Tremont Advisors is primarily compensated pursuant to its management agreement with TRMT at an annual rate of 1.5% of TRMT’s equity, as defined in the agreement. Tremont Advisors may also earn an incentive fee under this management agreement beginning in the fourth quarter of calendar year 2018. In June 2018, Tremont Advisors agreed to waive any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020. In addition, no incentive fee will be paid or payable by TRMT to Tremont Advisors for the 2018 or 2019 calendar years.

Tremont Advisors earned advisory services revenue of $36 and $366 for the three months ended March 31, 2019 and 2018, respectively, and $85 and $1,019 for the six months ended March 31, 2019 and 2018, respectively, in each case net of the fee waiver referenced above, as applicable.

The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it originates. For the three months ended March 31, 2019 and 2018, the Tremont business earned fees for such origination services of $105 and $150, respectively, and $157 and $388 for the six months ended March 31, 2019 and 2018, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.

Note 4. Investments

Equity Method Investments

As of March 31, 2019, Tremont Advisors owned 600,100, or approximately 18.9%, of TRMT’s outstanding common shares, with a carrying value of $7,129 and a market value of $5,281. We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence, but not control, over TRMT’s most significant activities. Our share of net income from our investment in TRMT included in equity in earnings of investees in our condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 was $109 and our share of net losses for the three months ended March 31, 2018 was $198. Our share of net income from our investment in TRMT included in equity in earnings of investees for the six months ended March 31, 2019 was $144 and our share of net losses for the six months ended March 31, 2018 was $399.

We also have a 0.5% general partnership interest in a fund created for an institutional investor that is managed by Tremont Advisors. We account for this investment under the equity method of accounting and record our share of the investment’s earnings or losses each period. This fund is in the process of winding down, and we did not record earnings or losses of investees for this investment during the three months ended March 31, 2019. Our share of net losses from this fund included in equity in losses of investees in our condensed consolidated statements of comprehensive income for the three and six months ended March 31, 2018 was $14 and $35, respectively.

Equity Method Investments Accounted for Under the Fair Value Option

On October 10, 2018 we purchased 1,492,691, or approximately 3.7%, of TA’s outstanding common shares for a purchase price of $8,382. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We have elected the fair value option to account for our equity method investment in TA. We determined fair value using the closing price of TA’s common shares as of March 31, 2019, which is a Level 1 fair value input. The market value of our investment in TA at March 31, 2019, based on quoted market price, is $6,135. The unrealized gain in our condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 was $522, and the unrealized loss in our condensed consolidated statements of comprehensive income for the six months ended March 31, 2019 was $2,247.

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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revised the U.S. corporate income tax system, by among other things, lowering corporate income tax rates. Since we have a September 30 fiscal year end, the lower corporate income tax rate of 21.0% was phased in, resulting in a federal statutory tax rate of approximately 24.5% for our fiscal year ending September 30, 2018. The Tax Act reduction in corporate income tax rate also caused us to adjust our deferred tax asset to the lower federal base rates, resulting in an increase in income tax expense of $19,817 for the six months ended March 31, 2018. The new corporate income tax rate of 21.0% is effective for our 2019 fiscal year.

For the three months ended March 31, 2019 and 2018, we recognized estimated income tax expense of $3,139 and $3,681, respectively, which includes $2,290 and $2,763, respectively, of U.S. federal income tax and $849 and $918, respectively, of state income taxes. For the six months ended March 31, 2019 and 2018, we recognized estimated income tax expense of $22,109 and $52,024, which includes $16,132 and $40,537, respectively, of U.S. federal income tax and $5,977 and $11,487, respectively, of state income taxes.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Income taxes computed at the federal statutory rate	21.0%	24.5%	21.0%	24.5%
State taxes, net of federal benefit	3.7%	2.9%	2.9%	2.6%
Tax Act transitional impact (1)	—%	—%	—%	8.6%
Permanent items (2)	(0.2)%	—%	0.1%	(2.6)%
Net income attributable to noncontrolling interest	(10.1)%	(11.8)%	(10.1)%	(10.6)%
Total	14.4%	15.6%	13.9%	22.5%

(1)	Transitional impact for the six months ending March 31, 2018 is the $19,817 adjustment to our deferred tax asset due to the reduction in our corporate income tax rate under the Tax Act.

(2)
Permanent items for the six months ending March 31, 2018 include the $24,710 reduction in our liability related to the tax receivable agreement with ABP Trust discussed in Note 7, Related Person Transactions.

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of March 31, 2019, we had no uncertain tax positions.

Note 6. Fair Value of Financial Instruments

As of March 31, 2019 and September 30, 2018, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.

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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Level 1 Estimates

The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of March 31, 2019 and September 30, 2018:

	March 31,	September 30,
	2019	2018
Money market funds included in cash and cash equivalents	$383,057	$253,876
Current portion of due from related parties related to share based payment awards	1,891	4,986
Long term portion of due from related parties related to share based payment awards	5,100	8,183
Current portion of employer compensation liability related to share based payment awards included in accounts payable and accrued expenses	1,891	4,986
Long term portion of employer compensation liability related to share based payment awards	5,100	8,183

Note 7. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns a majority of ABP Trust’s voting securities. As of March 31, 2019, he beneficially owned, in aggregate, (i) 132,002 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC.

Adam D. Portnoy is also a managing trustee or managing director of each of the Managed REITs, Five Star, RIF and TA, a director of AIC and the majority owner and director of Sonesta. Jennifer B. Clark, our other Managing Director, is a managing trustee of RIF and SNH, president of AIC and a director of Sonesta. As of March 31, 2019, HPT, OPI and SNH owned 2,503,777, 2,801,061 and 2,637,408 Class A Common Shares, respectively, and Adam D. Portnoy beneficially owned, in aggregate, 35.7% of Five Star’s outstanding common shares, 1.1% of HPT’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of SNH’s outstanding common shares, 4.0% of TA’s outstanding common shares (including through RMR LLC), 2.2% of RIF’s outstanding common shares, and 19.0% of TRMT’s outstanding common shares (including through Tremont Advisors).

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

As of March 31, 2019, ABP Trust owned 14.3% of AIC and 206,300 limited partner units of the Open End Fund and RMR LLC owned no limited partnership units, but has committed to contributing $100,000 to the Open End Fund. The general partner of the Open End Fund is a subsidiary of ABP Trust.

Additional information about our related person transactions appears in Note 8, Shareholders’ Equity, below and in our 2018 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Revenues from Related Parties

For the three and six months ended March 31, 2019 and 2018, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended March 31,				Six Months Ended March 31,
	2019(1)(2)		2018(2)		2019(1)(2)		2018(2)
	$	%	$	%	$	%	$	%
Managed Equity REITs:
HPT(3)	$11,448	8.8%	$10,058	17.0%	$77,844	19.0%	$96,124	34.6%
ILPT	6,874	5.3	2,991	5.0	15,334	3.7	2,991	1.1
OPI(4)	58,114	44.7	13,231	22.3	114,357	27.9	26,740	9.6
SIR(3)(4)	—	—	8,548	14.4	47,843	11.7	45,537	16.4
SNH(3)	36,851	28.3	14,896	25.1	122,830	29.9	86,442	31.1
	113,287	87.1	49,724	83.8	378,208	92.2	257,834	92.8

Managed Operators:
Five Star	2,439	1.9	2,388	4.0	4,852	1.2	5,078	1.8
Sonesta	782	0.6	696	1.2	1,539	0.4	1,264	0.5
TA	3,229	2.5	3,484	5.9	7,081	1.7	7,255	2.6
	6,450	5.0	6,568	11.1	13,472	3.3	13,597	4.9

Client Companies:
ABP Trust	3,935	3.0	1,331	2.2	7,270	1.8	2,610	1.0
AIC	60	—	60	0.1	120	—	120	—
Open End Fund	4,633	3.6	—	—	8,110	2.0	—	—
RIF	725	0.5	699	1.3	1,458	0.3	1,428	0.5
TRMT	879	0.7	642	1.1	1,574	0.4	1,348	0.5
	10,232	7.8	2,732	4.7	18,532	4.5	5,506	2.0
Total revenues from related parties	129,969	99.9	59,024	99.6	410,212	100.0	276,937	99.7
Revenues from unrelated parties	127	0.1	257	0.4	197	—	885	0.3
	$130,096	100.0%	$59,281	100.0%	$410,409	100.0%	$277,822	100.0%

(1)
Revenues from related parties for the three and six months ended March 31, 2019 includes Other client company reimbursable expenses of $73,323 and $171,399, respectively, and reflects the adoption of ASC 606 as summarized in Note 3, Revenue Recognition.

(2)
Revenues from related parties for the three months ended March 31, 2019 and 2018 include $13,412 and $11,657 of reimbursable compensation and benefits, respectively. Revenues from related parties for the six months ended March 31, 2019 and 2018 include $27,285 and $24,365 of reimbursable compensation and benefits, respectively.

(3)
The amounts for the six months ended March 31, 2019 include incentive business management fees of $53,635, $25,817 and $40,642, which RMR LLC earned from HPT, SIR and SNH, respectively, and which were paid in January 2019. The amounts for the six months ended March 31, 2018 include incentive business management fees of $74,572, $25,569 and $55,740, which RMR LLC earned from HPT, SIR and SNH, respectively, and which were paid in January 2018.

(4)
SIR merged with and into OPI on December 31, 2018 with OPI continuing as the surviving entity. This table presents revenues for the three and six months ended March 31, 2018 from SIR separately as they relate to periods prior to this merger.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	March 31,	September 30,
	2019	2018
Managed Equity REITs:
HPT	$10,161	$8,391
ILPT	4,042	2,692
OPI	29,402	7,870
SIR	—	5,887
SNH	18,393	9,705
	61,998	34,545

Managed Operators:
Five Star	253	281
Sonesta	49	30
TA	626	599
	928	910

Client Companies:
ABP Trust	1,703	383
AIC	27	20
Open End Fund	2,259	608
RIF	65	31
TRMT	632	532
	4,686	1,574
	$67,612	$37,029

Leases

As of March 31, 2019, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases amounting to $1,571 and $1,256 for the three months ended March 31, 2019 and 2018, respectively, and $2,858 and $2,284 for the six months ended March 31, 2019 and 2018, respectively.

Tax-Related Payments

Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our tax receivable agreement with ABP Trust and reduced our liability by $24,710, or $1.53 per share, which is presented in our condensed consolidated statements of comprehensive income for the six months ended March 31, 2018 as tax receivable agreement remeasurement. As of March 31, 2019, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $34,327, including $2,279 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2019.

Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members estimated quarterly, subject to future adjustment based on actual results. For the six months ended March 31, 2019 and 2018, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $40,909 and $46,710, respectively, of which $21,256 and $24,229, respectively, was distributed to us and $19,653 and $22,481, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.

Credit Agreement between TRMT and Tremont Advisors
On February 4, 2019, TRMT entered into a credit agreement with Tremont Advisors as the lender, or the Credit Agreement. The Credit Agreement was subsequently amended on May 3, 2019. Pursuant to the terms of Credit Agreement, as amended, TRMT may, from time to time within six months after entering into the Credit Agreement, borrow amounts up to $50,000 in unsecured loans at a fixed rate of six and one-half percent (6.5%) per annum. The Credit Agreement contains customary representations, covenants and events of default and is subordinated in right of payment to TRMT’s master repurchase facility. The Credit Agreement matures on the later of February 4, 2022 or 30 days following maturity of TRMT’s secured financing arrangements, as defined. The Credit Agreement requires TRMT to prepay any amount borrowed upon public issuance of equity interest or issuance of preferred equity, as defined.

Tremont Advisors Intent to Purchase Additional Common Shares of TRMT

On May 3, 2019, TRMT filed a shelf registration statement on Form S-11 with the SEC. Tremont Advisors, which currently owns 18.9% of TRMT’s outstanding common shares, intends to participate in the offering and purchase additional common shares at the public offering price to maintain its ownership at approximately 20%.
Other

Effective November 30, 2018, John C. Popeo resigned from his positions as an Executive Vice President of RMR LLC, as managing trustee, president and chief executive officer of ILPT and as chief financial officer and treasurer of SIR. In connection with his retirement, RMR LLC entered into a retirement agreement with Mr. Popeo on October 24, 2018, pursuant to which, subject to the terms thereof, RMR LLC paid him approximately $963 in cash following his resignation as an Executive Vice President of RMR LLC on November 30, 2018 and paid him an additional approximately $963 in cash following his resignation as an employee of RMR LLC on March 31, 2019. In addition, all of our unvested Class A Common Shares previously awarded to Mr. Popeo fully vested on March 31, 2019. As of March 31, 2019, there remained no further substantive performance obligations and we in turn recognized all provisions of the retirement agreement in our condensed consolidated statements of comprehensive income as separation costs, which included $1,953 of cash separation costs and $537 of equity based compensation related to Mr. Popeo’s retirement for the six months ended March 31, 2019.

Effective December 31, 2018, Mark L. Kleifges resigned from his positions as an Executive Vice President of RMR LLC, as managing trustee, chief financial officer and treasurer of GOV and RIF, as chief financial officer and treasurer of HPT and as president and chief executive officer of RMR Advisors. In connection with his retirement, RMR LLC entered into a retirement agreement with Mr. Kleifges on October 24, 2018, pursuant to which, subject to the terms thereof, RMR LLC paid him approximately $1,594 in cash following his resignation as an Executive Vice President of RMR LLC on December 31, 2018 and will pay him an additional approximately $1,594 in cash following his resignation as an employee of RMR LLC on June 30, 2019. In addition, all of our unvested Class A Common Shares previously awarded to Mr. Kleifges will fully vest on June 30, 2019, subject to conditions. As of March 31, 2019, there remained no further substantive performance obligations and we in turn recognized all provisions of the retirement agreement in our condensed consolidated statements of comprehensive income as separation costs, which included $3,234 of cash separation costs and $537 of equity based compensation related to Mr. Kleifges’s retirement for the six months ended March 31, 2019.

Effective December 31, 2018, Bruce J. Mackey Jr. resigned from his positions as Executive Vice President of RMR LLC and president and chief executive officer of Five Star. In connection with his resignation, Five Star and RMR LLC entered into a separation agreement with Mr. Mackey on December 11, 2018, pursuant to which Mr. Mackey will remain an employee of Five Star and RMR LLC until December 31, 2019, or such earlier date as he may elect. Under his separation agreement, following his resignation, Mr. Mackey received a cash payment from Five Star in the amount of $600 in January 2019. In addition, he will also receive in 2019 release payments in the aggregate amount of $550. RMR LLC will pay 20% and Five Star will pay 80% of the release payments. Mr. Mackey received the first of four equal, quarterly release payments of $138 in cash on March 29, 2019. In addition, all of our unvested Class A Common Shares previously awarded to Mr. Mackey will fully vest upon the date of his separation from Five Star, subject to conditions. For the three months ended March 31, 2019 we recorded

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

$414 of equity based compensation costs related to Mr. Mackey’s retirement. For the six months ended March 31, 2019 we recorded $125 of cash separation costs and $414 of equity based compensation costs related to Mr. Mackey’s retirement.

Effective April 30, 2018, David J. Hegarty resigned from his position as an Executive Vice President of RMR LLC and as president and chief operating officer of SNH and retired as an employee of RMR LLC on September 30, 2018. In connection with his retirement, RMR LLC entered into a retirement agreement with Mr. Hegarty on March 29, 2018. For the three and six months ended March 31, 2018, we recorded $136 in cash separation costs related to Mr. Hegarty’s retirement, as well as $316 and $483 of equity based separation costs for the three and six months ended March 31, 2018, respectively.

We also recognized separation costs of $11 in connection with other non-executive employees of RMR LLC for the six months ended March 31, 2019.

Note 8. Shareholders’ Equity

Issuances

On April 3, 2019, under our 2016 Omnibus Equity Plan, or the 2016 Plan, we granted 2,500 of our Class A Common Shares valued at $62.75 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Managing Directors and Independent Directors as part of their annual compensation. In connection with the grant of Class A Common Shares to our Managing Directors and Independent Directors, RMR LLC concurrently issued 12,500 Class A Units to RMR Inc., consistent with the terms of the RMR LLC operating agreement.

Repurchases

On April 3, 2019, we withheld and repurchased 375 of our Class A Common Shares valued at $62.75 per share, the closing price of our Class A Common Shares on Nasdaq on April 3, 2019, from one of our Independent Directors in satisfaction of tax withholding and payment obligations in connection with the issuance of awards of our common shares. The aggregate value of the withheld and repurchased shares was $24. In connection with the acquisition of 375 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 375 Class A Units from RMR Inc.

On April 5, 2019, we repurchased 2,099 of our Class A Common Shares valued at $63.54 per share, the closing price of our Class A Common Shares on Nasdaq on April 5, 2019, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our Class A Common Shares. The aggregate value of the withheld and repurchased shares was $133. In connection with the acquisition of 2,099 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 2,099 Class A Units from RMR Inc.

Fiscal 2019 Distributions

On November 15, 2018, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.35 per Class A Common Share and Class B-1 Common Share, or $5,680. This dividend was paid to our shareholders of record as of the close of business on October 29, 2018. This dividend was partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,369, of which $4,869 was distributed to us based on our then aggregate ownership of 16,229,957 membership units of RMR LLC and $4,500 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend was funded with cash accumulated at RMR Inc.

On February 21, 2019, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.35 per Class A Common Share and Class B-1 Common Share, or $5,680. This dividend was paid to our shareholders of record as of the close of business on January 28, 2019. This dividend was partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,369, of which $4,869 was distributed to us based on our then aggregate ownership of 16,229,687 membership units of RMR LLC and $4,500 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend was funded with cash accumulated at RMR Inc.

On April 18, 2019, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of April 29, 2019, in the amount of $0.35 per Class A Common Share and Class B-1

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Common Share, or $5,684. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,372, of which $4,872 will be distributed to us based on our aggregate ownership of 16,239,713 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about May 16, 2019.

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

Reclassification Due to Disposition of Australian Operations

RMR Intl LLC is a wholly owned subsidiary of RMR LLC whose sole business is holding the equity interests of RMR Australia Asset Management Pty Ltd, or RMR Australia. In February 2019 we sold our equity interests in RMR Australia and reclassified cumulative currency translation adjustments of $75 to Interest and other income.

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

Unvested Class A Common Shares granted to our employees are deemed participating securities for purposes of calculating earnings per common share because they have dividend rights. We calculate earnings per share using the two-class method. Under the two-class method, we allocate earnings proportionately to vested Class A Common Shares and Class B-1 Common Shares outstanding and unvested Class A Common Shares outstanding for the period. Earnings attributable to unvested Class A Common Shares are excluded from earnings per share under the two-class method as reflected in our condensed consolidated statements of comprehensive income.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Basic EPS
Numerator:
Net income attributable to RMR Inc.	$8,168	$8,356	$60,377	$79,476
Income attributable to unvested participating securities	(55)	(49)	(409)	(487)
Net income attributable to RMR Inc. used in calculating basic EPS	$8,113	$8,307	$59,968	$78,989
Denominator:
Weighted average common shares outstanding - basic	16,120	16,069	16,120	16,064
Net income attributable to RMR Inc. per common share - basic	$0.50	$0.52	$3.72	$4.92

Diluted EPS
Numerator:
Net income attributable to RMR Inc.	$8,168	$8,356	$60,377	$79,476
Income attributable to unvested participating securities	(55)	(49)	(409)	(487)
Net income attributable to RMR Inc. used in calculating diluted EPS	$8,113	$8,307	$59,968	$78,989
Denominator:
Weighted average common shares outstanding - basic	16,120	16,069	16,120	16,064
Dilutive effect of incremental unvested shares	27	36	20	31
Weighted average common shares outstanding - diluted	16,147	16,105	16,140	16,095
Net income attributable to RMR Inc. per common share - diluted	$0.50	$0.52	$3.72	$4.91

The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. If all outstanding Class A Units that we do not own had been redeemed for our Class A Common Shares in the periods presented, our Class A Common Shares outstanding as of March 31, 2019, would have been 30,229,687. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 10. Net Income Attributable to RMR Inc.

Net income attributable to RMR Inc. for the three and six months ended March 31, 2019 and 2018, is calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Income before income tax expense	$21,847	$23,323	$158,897	$230,990
RMR Inc. franchise tax expense and interest income	96	125	190	284
Tax receivable agreement remeasurement	—	—	—	(24,710)
Fees from services provided prior to our IPO	—	—	—	(128)
Net income before noncontrolling interest	21,943	23,448	159,087	206,436
Net income attributable to noncontrolling interest	(10,540)	(11,286)	(76,411)	(99,362)
Net income attributable to RMR Inc. before income tax expense	11,403	12,162	82,676	107,074
Tax receivable agreement remeasurement	—	—	—	24,710
Income tax expense attributable to RMR Inc.	(3,139)	(3,681)	(22,109)	(52,024)
RMR Inc. franchise tax expense and interest income	(96)	(125)	(190)	(284)
Net income attributable to RMR Inc.	$8,168	$8,356	$60,377	$79,476

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 11. Segment Reporting

We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

	Three months ended March 31, 2019
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$42,600	$—	$42,600
Advisory services	—	761	761
Total management and advisory services revenues	42,600	761	43,361
Reimbursable compensation and benefits	12,813	599	13,412
Other client company reimbursable expenses	73,323	—	73,323
Total reimbursable costs	86,136	599	86,735
Total revenues	128,736	1,360	130,096
Expenses:
Compensation and benefits	27,511	1,470	28,981
Equity based compensation	1,177	27	1,204
Separation costs	414	—	414
Total compensation and benefits expense	29,102	1,497	30,599
General and administrative	6,167	955	7,122
Other client company reimbursable expenses	73,323	—	73,323
Transaction and acquisition related costs	47	—	47
Depreciation and amortization	244	13	257
Total expenses	108,883	2,465	111,348
Operating income (loss)	19,853	(1,105)	18,748
Interest and other income	2,091	377	2,468
Unrealized gain on equity investment accounted for under the fair value option	522	—	522
Equity in earnings of investees	—	109	109
Income (loss) before income tax expense	22,466	(619)	21,847
Income tax expense	—	(3,139)	(3,139)
Net income (loss)	$22,466	$(3,758)	$18,708

Total Assets:	$599,738	$59,823	$659,561

(1) Intersegment revenues of $939 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Six months ended March 31, 2019
		All Other
	RMR LLC(1)	Operations	Total
Revenues:
Management services	$90,088	$—	$90,088
Incentive business management fees	120,094	—	120,094
Advisory services	—	1,543	1,543
Total management and advisory services revenues	210,182	1,543	211,725
Reimbursable compensation and benefits	26,121	1,164	27,285
Other client company reimbursable expenses	171,399	—	171,399
Total reimbursable costs	197,520	1,164	198,684
Total revenues	407,702	2,707	410,409
Expenses:
Compensation and benefits	53,936	3,057	56,993
Equity based compensation	2,960	55	3,015
Separation costs	6,811	—	6,811
Total compensation and benefits expense	63,707	3,112	66,819
General and administrative	12,552	1,890	14,442
Other client company reimbursable expenses	171,399	—	171,399
Transaction and acquisition related costs	231	—	231
Depreciation and amortization	486	26	512
Total expenses	248,375	5,028	253,403
Operating income (loss)	159,327	(2,321)	157,006
Interest and other income	3,465	529	3,994
Unrealized loss on equity investment accounted for under the fair value option	(2,247)	—	(2,247)
Equity in earnings of investees	—	144	144
Income (loss) before income tax expense	160,545	(1,648)	158,897
Income tax expense	—	(22,109)	(22,109)
Net income (loss)	$160,545	$(23,757)	$136,788

Total Assets:	$599,738	$59,823	$659,561

(1) Intersegment revenues of $1,787 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Three months ended March 31, 2018
		All Other
	RMR LLC(1)	Operations	Total
Revenues:
Management services	$46,559	$—	$46,559
Advisory services	—	1,065	1,065
Total management and advisory services revenues	46,559	1,065	47,624
Reimbursable compensation and benefits	11,026	631	11,657
Total reimbursable costs	11,026	631	11,657
Total revenues	57,585	1,696	59,281
Expenses:
Compensation and benefits	26,620	1,453	28,073
Equity based compensation	888	13	901
Separation costs	452	—	452
Total compensation and benefits expense	27,960	1,466	29,426
General and administrative	6,022	1,002	7,024
Depreciation and amortization	350	22	372
Total expenses	34,332	2,490	36,822
Operating income (loss)	23,253	(794)	22,459
Interest and other income	999	77	1,076
Equity in earnings (losses) of investees	13	(225)	(212)
Income (loss) before income tax expense	24,265	(942)	23,323
Income tax expense	—	(3,681)	(3,681)
Net income (loss)	$24,265	$(4,623)	$19,642

Total Assets:	$463,931	$61,030	$524,961

(1) Intersegment revenues of $954 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

	Six months ended March 31, 2018
		All Other
	RMR LLC(1)	Operations	Total
Revenues:
Management services	$95,129	$—	$95,129
Incentive business management fees	155,881	—	155,881
Advisory services	—	2,447	2,447
Total management and advisory services revenues	251,010	2,447	253,457
Reimbursable compensation and benefits	23,115	1,250	24,365
Total reimbursable costs	23,115	1,250	24,365
Total revenues	274,125	3,697	277,822
Expenses:
Compensation and benefits	51,368	2,902	54,270
Equity based compensation	3,428	27	3,455
Separation costs	619	—	619
Total compensation and benefits expense	55,415	2,929	58,344
General and administrative	11,678	2,052	13,730
Transaction and acquisition related costs	—	142	142
Depreciation and amortization	708	44	752
Total expenses	67,801	5,167	72,968
Operating income (loss)	206,324	(1,470)	204,854
Interest and other income	1,725	135	1,860
Tax receivable agreement remeasurement	—	24,710	24,710
Equity in earnings (losses) of investees	34	(468)	(434)
Income (loss) before income tax expense	208,083	22,907	230,990
Income tax expense	—	(52,024)	(52,024)
Net income (loss)	$208,083	$(29,117)	$178,966

Total Assets:	$463,931	$61,030	$524,961

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

OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of March 31, 2019, the over 1,500 properties that RMR LLC manages are located in 48 states, Washington, D.C., Puerto Rico and Canada and they are principally owned by the Managed Equity REITs.
RMR LLC manages a diverse portfolio of publicly owned real estate and real estate related businesses. Our Client Companies include the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC, ABP Trust, the Open End Fund and the clients of the Tremont business, each of which are discussed in further detail below.

Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are principally based upon the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of March 31, 2019 and 2018, as applicable:

		Lesser of Historical Cost of Assets Under Management or
		Total Market Capitalization as of
		March 31,
REIT	Primary Strategy	2019	2018
HPT	Hotels and travel centers	$8,517,461	$8,300,521
ILPT	Industrial and logistics properties	1,828,674	1,452,901
OPI(1)	Office properties primarily leased to single tenants, including the government	4,383,569	3,584,960
SIR(1)	Office properties primarily leased to single tenants	—	3,437,363
SNH	Senior living, medical office and life science properties	6,568,729	7,405,208
		$21,298,433	$24,180,953
(1) SIR merged with and into OPI on December 31, 2018 with OPI continuing as the surviving entity.

Base business management fees payable to us by the Managed Equity REITs are calculated monthly based upon the lesser of the average historical cost of each Managed Equity REIT’s assets under management or its average market capitalization, as calculated in accordance with the applicable business management agreement. A Managed Equity REIT’s historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed Equity REIT’s historical cost of assets under management does not include the cost of shares it owns of another Client Company. A Managed Equity REIT’s average market capitalization includes the average value of the Managed Equity REIT’s outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the three months ended March 31, 2019 and 2018 may differ from the basis at the end of the periods presented in the table above. As of March 31, 2019, the market capitalization was lower than the historical costs of assets under management for HPT, OPI and SNH; the historical costs of assets under management for HPT, OPI and SNH as of March 31, 2019, were $10,205,827, $6,490,978 and $8,645,049, respectively. For ILPT, the historical costs of assets under management were lower than its market capitalization of $2,061,309, calculated as of March 31, 2019.

The fee revenues we earned from the Managed Equity REITs for the three and six months ended March 31, 2019 and 2018 are set forth in the following tables:

	Three Months Ended March 31, 2019 (1)				Three Months Ended March 31, 2018 (1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
HPT	$9,905	$—	$10	$9,915	$9,902	$—	$13	$9,915
ILPT	2,264	—	1,347	3,611	1,482	—	967	2,449
OPI(2)	5,498	—	5,422	10,920	4,508	—	3,649	8,157
SIR(2)	—	—	—	—	4,416	—	2,546	6,962
SNH	7,869	—	2,879	10,748	9,125	—	2,852	11,977
	$25,536	$—	$9,658	$35,194	$29,433	$—	$10,027	$39,460

	Six Months Ended March 31, 2019 (1)				Six Months Ended March 31, 2018 (1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
HPT	$19,969	$53,635	$30	$73,634	$20,489	$74,572	$25	$95,086
ILPT	4,368	—	2,701	7,069	1,482	—	967	2,449
OPI(2)	8,872	—	9,394	18,266	8,817	—	7,936	16,753
SIR(2)	4,124	25,817	2,335	32,276	10,244	25,569	5,693	41,506
SNH	16,474	40,642	6,565	63,681	19,003	55,740	5,769	80,512
	$53,807	$120,094	$21,025	$194,926	$60,035	$155,881	$20,390	$236,306

(1)	Excludes reimbursable compensation and benefits and other client company reimbursable expenses.

(2)	SIR merged with and into OPI on December 31, 2018 with OPI continuing as the surviving entity.
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
In addition, we provide management services to ABP Trust, AIC and the Open End Fund. The fees we earn from ABP Trust include business management fees based on a percentage of revenues, property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities. The fees we earn from AIC are based on a percentage of total premiums paid for insurance arranged by AIC. The fees we earn from the Open End Fund include administrative service fees based on a percentage of the Open End Fund’s net asset value, property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities.

Our revenues from services to the Managed Operators, AIC, ABP Trust and the Open End Fund were as follows:

	Three Months Ended March 31, (1)		Six Months Ended March 31, (1)
Company	2019	2018	2019	2018
ABP Trust	$256	$550	$475	$1,116
AIC	60	60	120	120
Five Star	2,364	2,326	4,715	4,894
Open End Fund	819	—	1,553	—
Sonesta	685	633	1,396	1,201
TA	3,095	3,380	6,818	6,985
	$7,279	$6,949	$15,077	$14,316

(1)	Excludes reimbursable client company operating expenses and reimbursable compensation and benefits.

RMR Advisors, Tremont Advisors and the Tremont Business
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $343,986 and $310,551 as of March 31, 2019 and 2018, respectively. The advisory fees earned by RMR Advisors included in our revenue were $725 and $699 for the three months ended March 31, 2019 and 2018, respectively, and $1,458 and $1,428 for the six months ended March 31, 2019 and 2018, respectively.
Tremont Advisors primarily manages TRMT, a publicly traded mortgage REIT that focuses primarily on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. In June 2018, Tremont Advisors agreed to waive any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020. Tremont Advisors earned advisory services revenue of $36 and $366 for the three months ended March 31, 2019 and 2018, respectively, and $85 and $1,019 for the six months ended March 31, 2019 and 2018, respectively.
The Tremont business acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such origination services of $105 and $150 for the three months ended March 31, 2019 and 2018, respectively, and $157 and $388 for the six months ended March 31, 2019 and 2018, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain and increase the value of their businesses, to assist our Managed Operators to grow their businesses and operate profitably and to successfully execute on new business ventures and investments we may pursue, such as the Open End Fund. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, the expectation that U.S. interest rates will increase may cause a general decrease in the value of securities of real estate businesses or in their value relative to other types of securities and investments, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.
At present we believe that the current interest rate environment available for real estate purchase financing may be causing real estate valuations to exceed replacement cost for some properties in certain markets and, accordingly, we believe property acquisitions should be undertaken on a selective basis. We also believe that because of the diversity of properties which our Client Companies own and operate there should be opportunities for growth in selected property types and locations and that we and our Client Companies should maintain financial flexibility using only reasonable amounts of debt so as to take advantage of growth opportunities which come to our and their attention. We, on behalf of our Client Companies and ourselves, attempt to take advantage of opportunities in the real estate market when they arise. For example: (i) on January 17, 2018, SIR launched an equity REIT, ILPT, that it formed to focus on the ownership and leasing of industrial and logistics properties throughout the U.S. and on December 27, 2018 SIR completed a pro rata distribution of the 45,000,000 ILPT common shares then owned by SIR to holders of SIR’s common shares; (ii) on August 31, 2018, the Open End Fund was formed, with a focus on raising capital from private investors to invest in multi-tenant office properties in urban infill and suburban locations; and (iii) on December 31, 2018, GOV and SIR merged to form OPI, a REIT with a broader investment strategy than its predecessor companies and ultimately a stronger combined entity that will be better positioned for future growth.
Please see “Risk Factors” in Item 1A of our Annual Report for a discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended March 31, 2019, Compared to the Three Months Ended March 31, 2018
The following table presents the changes in our operating results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Revenues:
Management services	$42,600	$46,559	$(3,959)	(8.5)%
Advisory services	761	1,065	(304)	(28.5)
Total management and advisory services revenues	43,361	47,624	(4,263)	(9.0)
Reimbursable compensation and benefits	13,412	11,657	1,755	15.1
Other client company reimbursable expenses	73,323	—	73,323	n/m
Total reimbursable costs	86,735	11,657	75,078	644.1
Total revenues	130,096	59,281	70,815	119.5

Expenses:
Compensation and benefits	28,981	28,073	908	3.2
Equity based compensation	1,204	901	303	33.6
Separation costs	414	452	(38)	(8.4)
Total compensation and benefits expense	30,599	29,426	1,173	4.0
General and administrative	7,122	7,024	98	1.4
Other client company reimbursable expenses	73,323	—	73,323	n/m
Transaction and acquisition related costs	47	—	47	n/m
Depreciation and amortization	257	372	(115)	(30.9)
Total expenses	111,348	36,822	74,526	202.4
Operating income	18,748	22,459	(3,711)	(16.5)
Interest and other income	2,468	1,076	1,392	129.4
Unrealized gain on equity method investment accounted for under the fair value option	522	—	522	n/m
Equity in earnings (losses) of investees	109	(212)	321	n/m
Income before income tax expense	21,847	23,323	(1,476)	(6.3)
Income tax expense	(3,139)	(3,681)	542	14.7
Net income	18,708	19,642	(934)	(4.8)
Net income attributable to noncontrolling interest	(10,540)	(11,286)	746	6.6
Net income attributable to The RMR Group Inc.	$8,168	$8,356	$(188)	(2.2)%
n/m - not meaningful
Management services revenue. For the three months ended March 31, 2019 and 2018, we earned base business and property management services revenue from the following sources:

	Three Months Ended March 31,
Source	2019	2018	Change
Managed Equity REITs	$35,194	$39,460	$(4,266)
Managed Operators	6,144	6,339	(195)
Other	1,262	760	502
Total	$42,600	$46,559	$(3,959)

Management services revenue decreased $3,959 primarily due to (i) declines in the market capitalization of OPI (following the GOV/SIR Merger) and SNH resulting in decreases to business management fees of $3,426 and $1,256, respectively, and (ii) decreases in property management fees earned from OPI, compared to GOV’s and SIR’s combined property management fees in 2018 of $773 due to OPI’s capital recycling strategy. These decreases were partially offset by (i) growth in base business management fees of $782 and property management fees of $380 earned from ILPT, reflecting a full quarter of revenue following its initial public offering in January 2018 and recent acquisition activity and (ii) growth in construction management fees of $245 as a result of increased capital and redevelopment spending across our Client Companies.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF and the fees Tremont Advisors earns for managing TRMT. Advisory services revenues decreased by $304 primarily due to Tremont Advisors waiving management fees otherwise owed by TRMT.
Reimbursable compensation and benefits. Reimbursable compensation and benefits revenue primarily represents amounts reimbursed to us by the Managed Equity REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable compensation and benefits costs arise from services we provide that are paid or reimbursed to the Managed Equity REITs by their tenants, as well as non-cash share based compensation from the Managed Equity REITs granted to some of our employees. For the three months ended March 31, 2019 and 2018, non-cash share based compensation granted to some of our employees by our Client Companies totaled $756 and $180, respectively. Reimbursable compensation and benefits revenue increased $1,755 due to annual increases in employee compensation and benefits for which we receive reimbursement, increased property level staffing and an increase in share based compensation granted to our employees by our Client Companies.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $908 primarily due to annual employee merit increases on October 1, 2018, as well as increased staffing levels in the current period to support growth at RMR LLC and certain of our Client Companies. These increases were partially offset by lower bonus costs in 2019 due to executive retirements.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and by our Client Companies. Equity based compensation increased $303 primarily due to the accelerated vesting of Client Company share grants related to executive retirements.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative expenses increased $98 due primarily to $962 in costs to support our operations and growth strategies, which was offset by $864 in annual share awards granted to our Directors during the three months ended March 31, 2018.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Transaction and acquisition related costs. Transaction and acquisition related costs increased $47 due primarily to costs incurred in connection with identifying potential strategic growth opportunities.
Depreciation and amortization. Depreciation and amortization expense decreased $115 primarily as a result of the intangible assets related to our acquisition of the Tremont business in August 2016 becoming fully amortized.
Interest and other income. Interest and other income increased $1,392 primarily due to the combination of higher stated interest rates and increased cash balances invested during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Unrealized gain on equity method investment accounted for under the fair value option. Unrealized gain on equity method investment accounted for under the fair value option represents the gain on our investment in TA common shares as a result of the appreciation in TA’s share price during the three months ended March 31, 2019. For further information, see Note 4,

Investments, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Equity in earnings (losses) of investees. Equity in earnings (losses) of investees represents our proportionate share of earnings and losses from our equity interest in TRMT.
Income tax expense. The decrease in income tax expense of $542 is primarily attributable to the Tax Act, which reduced our federal statutory tax rate from 35% to 21% as of January 1, 2018. Due to our September 30 fiscal year end, the lower tax rate was phased in, resulting in a federal statutory tax rate of approximately 24.5% for the three months ended March 31, 2018, as compared to our federal statutory tax rate for fiscal 2019 of approximately 21.0%. For further information, see Note 5, Income Taxes, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Six months ended March 31, 2019, Compared to the Six months ended March 31, 2018
The following table presents the changes in our operating results for the six months ended March 31, 2019 compared to the six months ended March 31, 2018:

	Six Months Ended March 31,
	2019	2018	$ Change	% Change
Revenues:
Management services	$90,088	$95,129	$(5,041)	(5.3)%
Incentive business management fees	120,094	155,881	(35,787)	(23.0)
Advisory services	1,543	2,447	(904)	(36.9)
Total management and advisory services revenues	211,725	253,457	(41,732)	(16.5)
Reimbursable compensation and benefits	27,285	24,365	2,920	12.0
Other client company reimbursable expenses	171,399	—	171,399	n/m
Total reimbursable costs	198,684	24,365	174,319	715.4
Total revenues	410,409	277,822	132,587	47.7

Expenses:
Compensation and benefits	56,993	54,270	2,723	5.0
Equity based compensation	3,015	3,455	(440)	(12.7)
Separation costs	6,811	619	6,192	n/m
Total compensation and benefits expense	66,819	58,344	8,475	14.5
General and administrative	14,442	13,730	712	5.2
Other client company reimbursable expenses	171,399	—	171,399	n/m
Transaction and acquisition related costs	231	142	89	62.7
Depreciation and amortization	512	752	(240)	(31.9)
Total expenses	253,403	72,968	180,435	247.3
Operating income	157,006	204,854	(47,848)	(23.4)
Interest and other income	3,994	1,860	2,134	114.7
Tax receivable agreement remeasurement	—	24,710	(24,710)	(100.0)
Unrealized loss on equity method investment accounted for under the fair value option	(2,247)	—	(2,247)	n/m
Equity in earnings (losses) of investees	144	(434)	578	n/m
Income before income tax expense	158,897	230,990	(72,093)	(31.2)
Income tax expense	(22,109)	(52,024)	29,915	57.5
Net income	136,788	178,966	(42,178)	(23.6)
Net income attributable to noncontrolling interest	(76,411)	(99,490)	23,079	23.2
Net income attributable to The RMR Group Inc.	$60,377	$79,476	$(19,099)	(24.0)%
n/m - not meaningful

Management services revenue. For the six months ended March 31, 2019 and 2018, we earned base business and property management services revenue from the following sources:

	Six Months Ended March 31,
Source	2019	2018	Change
Managed Equity REITs	$74,832	$80,425	$(5,593)
Managed Operators	12,929	13,080	(151)
Other	2,327	1,624	703
Total	$90,088	$95,129	$(5,041)

Management services revenue decreased $5,041 due to (i) declines in the market capitalization of OPI (following the GOV/SIR Merger), SNH and HPT resulting in decreases to business management fees of $6,065, $2,529 and $520, respectively and (ii) decreased property management fees earned from OPI of $1,900, as compared to GOV’s and SIR’s combined property management fees in 2018, due to OPI’s capital recycling strategy. These decreases were partially offset by (i) growth in base business management fees of $2,886 and property management fees of $1,734 earned from ILPT, reflecting a full six months of revenue following its initial public offering in January 2018 and recent acquisition activity and (ii) growth in property management fees of $796 earned from SNH due to increased capital and redevelopment spending across its portfolio and recent acquisition activity.

Incentive business management fees. Incentive business management fees are contingent performance based fees which are recognized in our first fiscal quarter when amounts, if any, for the applicable measurement periods become known and the incentive business management fees are earned. Incentive business management fees for the six months ended March 31, 2019 include fees earned from HPT, SIR and SNH of $53,635, $25,817 and $40,642, respectively, for the calendar year 2018. Incentive business management fees for the six months ended March 31, 2018 include fees earned from HPT, SIR and SNH of $74,572, $25,569 and $55,740, respectively, for calendar year 2017.

Advisory services revenue. Advisory services revenue decreased $904 primarily due to Tremont Advisors waiving management fees otherwise owed by TRMT.

Reimbursable compensation and benefits. Reimbursable compensation and benefits for the six months ended March 31, 2019 and 2018 include non-cash share based compensation granted to some of our employees by our Client Companies totaling $2,072 and $2,335, respectively. Reimbursable compensation and benefits increased $2,920 due to annual increases in employee compensation and benefits for which we receive reimbursement and increased property level staffing.

Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Compensation and benefits. Compensation and benefits expense increased $2,723 due to annual employee merit increases on October 1, 2018 and increased staffing levels in the current period to support growth at RMR LLC and certain of our Client Companies. These increases were partially offset by lower bonus costs in 2019 due to executive retirements.

Equity based compensation. Equity based compensation decreased $440 primarily due to declines in the Managed Equity REIT share prices.

Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.

General and administrative. General and administrative costs increased $712 primarily due to $1,549 in costs to support our operations and growth strategies, including rental expense, temporary staffing and recruiting costs; partially offset by $864 in annual share awards granted to our Directors during the six months ended March 31, 2018.

Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item I, of this Quarterly Report on Form 10-Q.

Transaction and acquisition related costs. Transaction and acquisition related costs increased $89 primarily due to costs related to the formation of the Open End Fund and costs incurred in connection with identifying potential strategic growth opportunities.

Depreciation and amortization. Depreciation and amortization decreased $240 primarily as a result of the intangible assets related to our acquisition of the Tremont business in August 2016 becoming fully amortized.

Interest and other income. Interest and other income increased $2,134 primarily due to the combination of higher stated interest rates and increased cash balances invested during the six months ended March 31, 2019 as compared to the six months ended March 31, 2018.

Tax receivable agreement remeasurement. The tax receivable agreement remeasurement represents a reduction in the liability of amounts due pursuant to the tax receivable agreement as a result of the Tax Act recorded during the six months ended March 31, 2018. For further information, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Unrealized loss on equity method investment accounted for under the fair value option. Unrealized loss on equity method investment accounted for under the fair value option represents the loss on our investment in TA common shares as a result of the decline in TA’s share price subsequent to our acquisition of the common shares. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on this Form 10-Q.

Equity in earnings (losses) of investees. Equity in earnings (losses) of investees represents our proportionate share of earnings and losses from our equity interest in TRMT.
Income tax expense. The decrease in income tax expense of $29,915 is primarily attributable to the Tax Act, which reduced our federal statutory tax rate from 35% to 21% as of January 1, 2018 resulting in an adjustment to our deferred tax asset and related expense of $19,817 for the six months ended March 31, 2018. Due to our September 30 fiscal year end, the lower tax rate was phased in, resulting in a federal statutory tax rate of approximately 24.5% for the six months ended March 31, 2018, as compared to our federal statutory tax rate for fiscal 2019 of approximately 21.0%. For further information, see Note 5, Income Taxes, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2019 and September 30, 2018, we had cash and cash equivalents of $384,113 and $256,848, respectively, of which $23,844 and $20,391, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. As of March 31, 2019 and September 30, 2018, $383,057 and $253,876, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations for the three months ended March 31, 2019.
Our current liabilities have historically included accounts payable and accrued expenses, including accrued employee compensation. As of March 31, 2019 and September 30, 2018, we had current liabilities of $87,283 and $28,307, respectively. The increase in current liabilities reflects the timing of income tax payments, an increase in accrued employee compensation primarily related to annual bonuses historically paid during the last quarter of our fiscal year and an increase in accounts payable and accrued expenses of $44,321 resulting from our adoption of ASC 606. For further information about our adoption of ASC 606, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities. The cash we generate from our operating activities could decline in future periods due to strategic capital recycling and declines in the common share prices at our Managed Equity REITs. More specifically, OPI is executing on its stated goal of disposing up to $750,000 in assets and SNH has stated that it intends to sell up to $900,000 in assets as part of its near term capital plan to reduce leverage. This disposition activity could result in reductions to our business and property management services revenue. Additionally, our business management fees and incentive management fees are also adversely impacted as our Managed Equity REITs share prices decline. Due to recent declines in the share prices of our Managed Equity REITs, most notably OPI and SNH, we could see adverse impacts to our operating results in future periods.
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
We currently intend to use our cash and cash flows to fund our working capital needs, pay our dividends and fund new business ventures, including our commitment to lend TRMT up to $50,000 to support its continued growth and our $100,000 commitment to the Open End Fund. We currently expect both of these commitments to be drawn within the next 12 months. On May 3, 2019, TRMT filed a shelf registration statement on Form S-11 with the SEC. Tremont Advisors, which currently owns 18.9% of TRMT’s outstanding common shares, intends to participate in the offering and purchase additional common shares at the public offering price to maintain its ownership at approximately 20%. We believe that our cash on hand and operating cash flow will be sufficient to meet our operating needs for the next 12 months and for the reasonably foreseeable future.
During the six months ended March 31, 2019, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $20,360. On April 18, 2019, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of April 29, 2019 in the amount of $0.35 per share. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit with cash on hand. We expect the total dividend will amount to approximately $10,184 and expect to pay this dividend on or about May 16, 2019.
For the six months ended March 31, 2019, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $40,909, of which $21,256 was distributed to us and $19,653 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $21,256 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $19,653 distributed to ABP Trust was recorded as a reduction of its noncontrolling interest. We expect to use these funds distributed to us to fund our tax liabilities and our obligations under the tax receivable agreement described in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Our changes in cash flows for the six months ended March 31, 2019 compared to the six months ended March 31, 2018 were as follows: (i) net cash from operating activities decreased $30,307 from $206,177 in the 2018 period to $175,870 in the 2019 period; (ii) net cash used in investing activities increased $8,242 from $265 in the 2018 period to $8,507 in the 2019 period; and (iii) net cash used in financing activities increased $1,823 from $38,190 in the 2018 period to $40,013 in the 2019 period.
The decrease in cash from operating activities for the six months ended March 31, 2019, compared to the same period in 2018 primarily reflects the net effect of changes in our working capital activities, including a decrease in incentive business management fees collected for the 2018 calendar year in fiscal year 2019 compared to incentive business management fees collected for the 2017 calendar year in fiscal year 2018. The increase in cash used in investing activities for the six months ended March 31, 2019 compared to the same period in 2018 was due to our purchase of 1,492,691 TA common shares. For further information, see Note 4, Investments, and Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. The increase in cash used in financing activities for the six months ended March 31, 2019 compared to the same period in 2018 was primarily due to an increased dividend rate of $0.35 per Class A Common Share in the period ended March 31, 2019. This increase was offset by lower tax distributions based on current estimates for taxable income in this fiscal year, as well as the reduction in the federal statutory tax rates as a result of the Tax Act.

Off Balance Sheet Arrangements
We have no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, other than our $100,000 and $50,000 commitments to the Open End Fund and TRMT, respectively. For further information, see Note 7, Related Person Transactions, in Part I, Item I of this Quarterly Report on Form 10-Q.
Tax Receivable Agreement
We are party to a tax receivable agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report. As of March 31, 2019, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $34,327, of which we expect to pay $2,279 to ABP Trust during the fourth quarter of fiscal 2019.
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

Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, as well as our Client Companies. Our Managing Directors have historical and continuing relationships with certain of our Client Companies and several of our Client Companies have material historical and ongoing relationships with other Client Companies. For example: Adam D. Portnoy is the sole trustee and owns a majority of the voting securities of our controlling shareholder, ABP Trust; ABP Trust also holds membership units of our subsidiary, RMR LLC; we are a party to a tax receivable agreement with ABP Trust; Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC; Adam D. Portnoy serves as a managing trustee of each Managed REIT and RIF and as a managing director of Five Star and TA; Jennifer B. Clark serves as a managing trustee of SNH and RIF; certain of our other officers serve as managing trustees, managing directors or directors of Client Companies; all of the executive officers of the Managed REITs, RIF, AIC and the Open End Fund and many of the executive officers of the Managed Operators are our officers and employees; Adam D. Portnoy is an owner and director of Sonesta and Jennifer B. Clark is president of AIC and a director of Sonesta; and, as of March 31, 2019, the Managed Equity REITs (other than ILPT) owned a majority of our outstanding Class A Common Shares and Adam D. Portnoy, directly and indirectly, owned approximately 35.7% of Five Star’s outstanding common shares (including through ABP Trust); 4.0% of TA’s outstanding common shares (including through RMR LLC) and 19.0% of TRMT’s outstanding common shares (including through Tremont Advisors); and a subsidiary of ABP Trust is the general partner of the Open End Fund and ABP Trust is a limited partner of the Open End Fund. For further information about these and other such relationships and related person transactions, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our 2018 Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons filed as exhibits to our filings with the SEC are available at the SEC’s website, www.sec.gov.
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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Our forward-looking statements reflect our current views, intents and expectations with respect to, among other things, our operations and financial performance. Our forward-looking statements can be identified by the use of words such as “outlook,” “believe,” “expect,” “potential,” “will,” “may,” “estimate,” “anticipate” and derivatives or negatives of such words or similar words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be factors that could cause actual outcomes or results to differ materially from those stated or implied in these statements. We believe these factors include, but are not limited to the following:

•	substantially all our revenues are derived from services to a limited number of Client Companies;

•	our revenues are highly variable;

•	changing market conditions, including rising interest rates that may adversely impact our Client Companies and our business with them;

•	potential terminations of our management agreements with our Client Companies;

•
our ability to expand our business depends upon the growth and performance of our Client Companies and our ability to obtain or create new clients for our business and is often dependent upon circumstances beyond our control;

•	the ability of our client companies to operate their businesses profitably;

•	litigation risks;

•	allegations, even if untrue, of any conflicts of interest arising from our management activities;

•	our ability to retain the services of our managing directors and other key personnel; and

•	risks associated with and costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies.
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

•
Our management fees earned from our Managed Equity REITs are calculated based upon the lower of each REIT’s cost of its applicable assets and such REIT’s market capitalization. Our management fees earned from our Managed Operators are calculated based upon certain revenues from each operator’s business. Accordingly, our future revenues, income and cash flows will decline if the business activities, assets or market capitalizations of our Client Companies decline.

•
The fact that we earned significant incentive business management fees from certain Managed Equity REITs in the calendar years 2018 and 2017 may imply that we will earn incentive business management fees in future years. The incentive business management fees which we may earn from our Managed Equity REITs are based upon total returns realized by the REITs’ shareholders compared to the total shareholders return of certain identified indices. We have only limited control over the total returns realized by shareholders of our Managed Equity REITs and effectively no control over indexed total returns. There can be no assurance that we will earn any incentive business management fees in the future.

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

•
We state that RMR LLC’s $100.0 million commitment to the Open End Fund is expected to be drawn by the Open End Fund within the next 12 months. The acquisition environment for office properties in the United States is competitive and the fund may not be successful in drawing and investing all, or any, of this capital within one year or otherwise.

•
We state that pursuant to the terms of our credit agreement with TRMT, we may lend TRMT up to $50.0 million and that we expect this commitment will be drawn within the next 12 months. We cannot be sure that drawings will be made by TRMT or that drawings made will be repaid to us in part or in full in accordance with the terms of the credit agreement or that we will receive interest payments on the outstanding balance of the loan.

There are or will be additional important factors that could cause business outcomes or financial results to differ materially from those stated or implied in our forward-looking statements. For example, changing market conditions, including rising interest rates, may lower the market value of our Managed Equity REITs or cause the revenues of our Managed Operators to decline and, as a result, our revenues may decline.
We have based our forward-looking statements on our current expectations about future events that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, our forward-looking statements should not be relied on as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected or implied in our forward-looking statements. The matters discussed in this warning should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, including the “Risk Factors” section of our Annual Report. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
Part II. Other Information
Item 1A. Risk Factors
Other than as provided below, there have been no material changes to risk factors from those we previously disclosed in our Annual Report.

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

There can also be no assurance that we will maintain the level of revenues we have earned in the past under our management agreements and advisory agreements with our Client Companies or that the amount of fees we receive will increase. It is possible that the revenues we earn will fluctuate significantly or materially decline. For example, in the fiscal years ended September 30, 2018, 2017 and 2016, incentive business management fees earned from the Managed Equity REITs were 44.3%, 22.6% and 27.2%, respectively, of our management and advisory services revenues. If we do not earn incentive fees, our future revenues may be significantly less than our historical revenues, which may adversely affect the trading price of our Class A Common Shares. Additionally, OPI is executing on its stated goal of disposing up to $750,000 in assets and SNH has stated that it intends to sell up to $900,000 in assets as part of its near term capital plan to reduce leverage. This disposition activity could result in reductions to our business and property management services revenue. Additionally, our business management fees and incentive management fees are also adversely impacted as our Managed Equity REITs’ share prices decline. Due to recent declines in the share prices of our Managed Equity REITs, most notably OPI and SNH, we could see adverse impacts to our operating results.

Five Star Senior Living Inc. has announced a substantial doubt about its ability to continue as a going concern.

Five Star Senior Living Inc., or Five Star, recently announced that the current conditions in the senior living industry, its recurring operating losses, expected continuing industry and financial result challenges through at least March 31, 2020, and the risk that it may not be able to obtain sufficient funding, have given risk to substantial doubt about its ability to continue as a going concern. Five Star is SNH’s largest tenant and manager of its senior living communities. In April 2019, Five Star and SNH entered into a transaction agreement, or the Transaction Modification Agreement, pursuant to which Five Star and SNH agreed to modify their existing business arrangements, including their leases and management agreements, subject to certain conditions and the receipt of various approvals. We cannot be sure whether the transactions contemplated by the Transaction Modification Agreement will be completed or whether Five Star will be able to continue as a going concern. If Five Star ceases to continue as a going concern, our revenues may decline. Further, any failure of Five Star to be able to continue to operate may materially and adversely impact SNH. If SNH’s business, properties, operating results or market capitalization are adversely impacted, our revenues may decline.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant*
3.2	Articles of Amendment, filed July 30, 2015*
3.3	Articles of Amendment, filed September 11, 2015*
3.4	Articles of Amendment, filed March 9, 2016**
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017***
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock****
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust (now known as Office Properties Income Trust)*
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust*
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Office Properties Income Trust (as successor in interest to Select Income REIT)*
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust*
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust*
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Credit Agreement, dated as of February 4, 2019, between Tremont Mortgage Trust and Tremont Realty Advisors LLC*****
99.2	Subordination Agreement, dated as of February 4, 2019, between Tremont Mortgage Trust and Tremont Realty Advisors LLC*****
99.3	Letter Agreement, dated as of January 29, 2019, between Industrial Logistics Properties Trust and The RMR Group LLC (Filed herewith.)
99.4	Subordination Agreement, dated as of March 25, 2019, between Tremont Mortgage Trust and Tremont Realty Advisors LLC (Filed herewith.)
99.5	Amendment to Credit Agreement, dated May 3, 2019, between Tremont Mortgage Trust and Tremont Realty Advisors LLC (Filed herewith.)
101.1
The following materials from RMR Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2016.
***	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on September 15, 2017.
****	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.
*****	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on February 7, 2019.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Dated: May 10, 2019