Form 10-Q
period 2019-06-30
RMR GROUP INC.
filed 2019-08-09
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-37616

THE RMR GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-4122583
(State of Organization)	(IRS Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 8, 2019, there were 15,236,355 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

June 30, 2019

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	June 30,	September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$377,113	$256,848
Due from related parties	75,028	28,846
Prepaid and other current assets	7,380	10,392
Total current assets	459,521	296,086
Property and equipment, net	2,172	2,589
Due from related parties, net of current portion	5,488	8,183
Equity method investment	6,608	7,051
Equity method investment accounted for under the fair value option	5,404	—
Goodwill	1,859	1,859
Intangible assets, net of amortization	336	375
Deferred tax asset	26,019	25,726
Other assets, net of amortization	155,497	162,559
Total assets	$662,904	$504,428

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$94,648	$28,307
Total current liabilities	94,648	28,307
Long term portion of deferred rent payable, net of current portion	1,395	1,229
Amounts due pursuant to tax receivable agreement, net of current portion	32,048	32,048
Employer compensation liability, net of current portion	5,488	8,183
Total liabilities	133,579	69,767

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,239,503 and 15,229,957 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	102,847	99,239
Retained earnings	249,103	182,877
Cumulative other comprehensive income	—	82
Cumulative common distributions	(66,511)	(49,467)
Total shareholders’ equity	285,470	232,762
Noncontrolling interest	243,855	201,899
Total equity	529,325	434,661
Total liabilities and equity	$662,904	$504,428
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Management services	$43,641	$47,328	$133,729	$142,457
Incentive business management fees	—	—	120,094	155,881
Advisory services	802	1,045	2,345	3,492
Total management and advisory services revenues	44,443	48,373	256,168	301,830
Reimbursable compensation and benefits	13,583	13,711	40,868	38,076
Other client company reimbursable expenses	85,689	—	257,088	—
Total reimbursable costs	99,272	13,711	297,956	38,076
Total revenues	143,715	62,084	554,124	339,906
Expenses:
Compensation and benefits	28,530	28,606	85,523	82,876
Equity based compensation	1,334	2,347	4,349	5,802
Separation costs	239	1,739	7,050	2,358
Total compensation and benefits expense	30,103	32,692	96,922	91,036
General and administrative	7,670	6,551	22,112	20,281
Other client company reimbursable expenses	85,689	—	257,088	—
Transaction and acquisition related costs	42	775	273	917
Depreciation and amortization	250	244	762	996
Total expenses	123,754	40,262	377,157	113,230
Operating income	19,961	21,822	176,967	226,676
Interest and other income	2,408	1,223	6,402	3,083
Tax receivable agreement remeasurement	—	—	—	24,710
Impairment loss on Tremont Mortgage Trust investment	(6,213)	—	(6,213)	—
Unrealized loss on equity method investment accounted for under the fair value option	(731)	—	(2,978)	—
Equity in earnings (losses) of investees	174	(134)	318	(568)
Income before income tax expense	15,599	22,911	174,496	253,901
Income tax expense	(2,226)	(3,462)	(24,335)	(55,486)
Net income	13,373	19,449	150,161	198,415
Net income attributable to noncontrolling interest	(7,524)	(11,068)	(83,935)	(110,558)
Net income attributable to The RMR Group Inc.	$5,849	$8,381	$66,226	$87,857
Other comprehensive loss:
Foreign currency translation adjustments	$—	$(3)	$(14)	$(5)
Other comprehensive loss	—	(3)	(14)	(5)
Comprehensive income	13,373	19,446	150,147	198,410
Comprehensive income attributable to noncontrolling interest	(7,524)	(11,067)	(83,928)	(110,556)
Comprehensive income attributable to The RMR Group Inc.	$5,849	$8,379	$66,219	$87,854
Weighted average common shares outstanding - basic	16,137	16,087	16,126	16,072
Weighted average common shares outstanding - diluted	16,149	16,135	16,142	16,111
Net income attributable to The RMR Group Inc. per common share - basic	$0.36	$0.52	$4.08	$5.43
Net income attributable to The RMR Group Inc. per common share - diluted	$0.36	$0.52	$4.08	$5.42
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2018	$15	$1	$15	$99,239	$182,877	$82	$(49,467)	$232,762	$201,899	$434,661
Share grants, net	—	—	—	1,569	—	—	—	1,569	—	1,569
Net income	—	—	—	—	52,209	—	—	52,209	65,871	118,080
Tax distributions to Member	—	—	—	—	—	—	—	—	(8,037)	(8,037)
Common share distributions	—	—	—	—	—	—	(5,680)	(5,680)	(4,500)	(10,180)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)	(2)	(4)
Balance at December 31, 2018	15	1	15	100,808	235,086	80	(55,147)	280,858	255,231	536,089
Share grants, net	—	—	—	862	—	—	—	862	—	862
Net income	—	—	—	—	8,168	—	—	8,168	10,540	18,708
Tax distributions to Member	—	—	—	—	—	—	—	—	(11,616)	(11,616)
Common share distributions	—	—	—	—	—	—	(5,680)	(5,680)	(4,500)	(10,180)
Other comprehensive loss	—	—	—	—	—	(5)	—	(5)	(5)	(10)
Reclassification due to disposition of Australian operations	—	—	—	—	—	(75)	—	(75)	—	(75)
Balance at March 31, 2019	15	1	15	101,670	243,254	—	(60,827)	284,128	249,650	533,778
Share grants, net	—	—	—	1,177	—	—	—	1,177	—	1,177
Net income	—	—	—	—	5,849	—	—	5,849	7,524	13,373
Tax distributions to Member	—	—	—	—	—	—	—	—	(8,819)	(8,819)
Common share distributions	—	—	—	—	—	—	(5,684)	(5,684)	(4,500)	(10,184)
Balance at June 30, 2019	$15	$1	$15	$102,847	$249,103	$—	$(66,511)	$285,470	$243,855	$529,325
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2017	$15	$1	$15	$95,878	$86,836	$84	$(33,298)	$149,531	$140,132	$289,663
Share grants, net	—	—	—	566	—	—	—	566	—	566
Net income	—	—	—	—	71,120	—	—	71,120	88,204	159,324
Fees from services provided prior to our initial public offering	—	—	—	—	—	—	—	—	(128)	(128)
Tax distributions to Member	—	—	—	—	—	—	—	—	(15,155)	(15,155)
Common share distributions	—	—	—	—	—	—	(4,041)	(4,041)	(3,750)	(7,791)
Balance at December 31, 2017	15	1	15	96,444	157,956	84	(37,339)	217,176	209,303	426,479
Share grants, net	—	—	—	1,773	—	—	—	1,773	—	1,773
Net income	—	—	—	—	8,356	—	—	8,356	11,286	19,642
Tax distributions to Member	—	—	—	—	—	—	—	—	(7,326)	(7,326)
Common share distributions	—	—	—	—	—	—	(4,040)	(4,040)	(3,750)	(7,790)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)	(1)	(2)
Balance at March 31, 2018	15	1	15	98,217	166,312	83	(41,379)	223,264	209,512	432,776
Share grants, net	—	—	—	314	—	—	—	314	—	314
Net income	—	—	—	—	8,381	—	—	8,381	11,068	19,449
Fees from services provided prior to our initial public offering	—	—	—	—	—	—	—	—	1	1
Tax distributions to Member	—	—	—	—	—	—	—	—	(10,359)	(10,359)
Common share distributions	—	—	—	—	—	—	(4,044)	(4,044)	(3,750)	(7,794)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)	(1)	(3)
Balance at June 30, 2018	$15	$1	$15	$98,531	$174,693	$81	$(45,423)	$227,913	$206,471	$434,384
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$150,161	$198,415
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	762	996
Straight line office rent	166	156
Amortization expense related to other asset	7,062	7,062
Deferred income taxes	(293)	20,753
Operating expenses paid in The RMR Group Inc. common shares	3,764	2,781
Contingent consideration liability	—	(491)
Tax receivable agreement remeasurement	—	(24,710)
Impairment loss on Tremont Mortgage Trust investment	6,213	—
Unrealized loss on equity method investment accounted for under the fair value option	2,978	—
Distribution from equity method investments	198	174
Equity in (earnings) losses of investees	(318)	568
Changes in assets and liabilities:
Due from related parties	(50,183)	(2,857)
Prepaid and other current assets	3,012	(2,975)
Accounts payable and accrued expenses	70,331	28,824
Net cash from operating activities	193,853	228,696

Cash Flows from Investing Activities:
Purchase of property and equipment	(299)	(470)
Equity method investment in TravelCenters of America LLC common shares	(8,382)	—
Equity method investment in Tremont Mortgage Trust	(5,650)	—
Advances to Tremont Mortgage Trust under the Credit Agreement	(14,220)	—
Repayments from Tremont Mortgage Trust under the Credit Agreement	14,220	—
Net cash used in investing activities	(14,331)	(470)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(41,972)	(44,090)
Distributions to common shareholders	(17,044)	(12,125)
Repurchase of common shares	(156)	(128)
Net cash used in financing activities	(59,172)	(56,343)

Effect of exchange rate fluctuations on cash and cash equivalents	(85)	(5)
Increase in cash and cash equivalents	120,265	171,878
Cash and cash equivalents at beginning of period	256,848	108,640
Cash and cash equivalents at end of period	$377,113	$280,518

Supplemental cash flow information:
Income taxes paid	$22,185	$30,174
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
As of June 30, 2019, RMR Inc. owned 15,239,503 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.0% of the economic interest of RMR LLC as of June 30, 2019. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 48.0% of the economic interest of RMR LLC as of June 30, 2019, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of June 30, 2019, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC provides management services to four publicly traded real estate investment trusts, or REITs: Hospitality Properties Trust, or HPT, which primarily owns hotel and travel center properties; Industrial Logistics Properties Trust, or ILPT, which primarily owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which primarily owns office properties leased to single tenants and those with high quality credit characteristics, including the government; and Senior Housing Properties Trust, or SNH, which primarily owns senior living, medical office and life science properties. Until December 31, 2018, RMR LLC provided management services to Select Income REIT, or SIR. On December 31, 2018, SIR merged with and into a subsidiary of OPI (then named Government Properties Income Trust, or GOV), or the “GOV/SIR Merger”, which then merged with and into OPI, with OPI as the surviving entity. The combined company continues to be managed by RMR LLC pursuant to OPI’s business and property management agreements with RMR LLC. HPT, ILPT, OPI, SNH and, until December 31, 2018, SIR, are collectively referred to as the Managed Equity REITs.
RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, many of whose U.S. hotels are owned by HPT; and TravelCenters of America LLC, or TA, an operator and franchisor of travel centers along the U.S. Interstate Highway System, many of which are owned by HPT, standalone truck service facilities and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, ABP Trust and its subsidiaries, or collectively ABP Trust, and RMR Office Property Fund LP, or the Open End Fund.
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
Tremont Realty Advisors LLC, or Tremont Advisors, an investment adviser registered with the SEC, was formed in connection with the acquisition of certain assets of Tremont Realty Capital LLC, or the Tremont business. Tremont Advisors is a wholly owned subsidiary of RMR LLC that manages Tremont Mortgage Trust, or TRMT, a publicly traded mortgage real estate investment trust that focuses primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Tremont Advisors has in the past and may in the future manage accounts that invest in commercial real estate debt, including secured mortgage debt. The Tremont business also acts as a transaction originator for non-investment advisory clients for negotiated fees.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

In these financial statements, we refer to the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC, ABP Trust, the Open End Fund and the clients of the Tremont business as our Client Companies. We refer to the Managed Equity REITs and TRMT collectively as the Managed REITs.
The accompanying condensed consolidated financial statements of RMR Inc. are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, or our 2018 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.
Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.
Note 2. Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2016-02, Leases, as amended, or ASU No. 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The effective date for RMR will be the first day of fiscal year 2020 (October 1, 2019). We are currently evaluating the impact that the standard will have on our consolidated financial statements and expect that the implementation will result in a gross-up on the consolidated balance sheets upon recognition of right-of-use assets and lease liabilities associated with the future minimum payments required under operating leases. The total future scheduled minimum lease payments under the terms of our current leases as of June 30, 2019 is $45,630.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will become effective for fiscal years beginning after December 15, 2019. We are continuing to assess this guidance, but we have not historically experienced credit losses from our Client Companies and do not expect the adoption of ASU No. 2016-13 to have a material impact on our condensed consolidated financial statements.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

•
the sum of (a) 0.7% of the average market capitalization, as defined in the applicable business management agreement, up to $250,000, plus (b) 0.5% of the average market capitalization exceeding $250,000.

The foregoing base business management fees are paid monthly in arrears. For purposes of these fees, a Managed Equity REIT’s assets under management do not include shares it owns of another Client Company.
For the three months ended June 30, 2019 and 2018, we earned aggregate base business management fees from the Managed Equity REITs of $24,833 and $29,555, respectively. For the nine months ended June 30, 2019 and 2018, we earned aggregate base business management fees from the Managed Equity REITs of $78,640 and $89,590, respectively.
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
For the nine months ended June 30, 2019 and 2018, we recognized aggregate incentive business management fees earned from the Managed Equity REITs of $120,094 and $155,881, respectively.
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
We earned aggregate fees from the Managed Operators, ABP Trust, AIC and the Open End Fund of $7,145 and $7,094 for the three months ended June 30, 2019 and 2018, respectively, and $21,292 and $20,432 for the nine months ended June 30, 2019 and 2018, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Property Management Fees
We earned property management fees by providing continuous services pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $11,626 and $10,485 for the three months ended June 30, 2019 and 2018, respectively, and $33,603 and $31,853 for the nine months ended June 30, 2019 and 2018, respectively.
Advisory Services and Other Agreements
RMR Advisors is compensated for providing continuous services to RIF pursuant to its management agreement with RIF and is compensated at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. RMR Advisors earned advisory services revenue of $767 and $706 for the three months ended June 30, 2019 and 2018, respectively, and $2,225 and $2,134 for the nine months ended June 30, 2019 and 2018, respectively.
Tremont Advisors is primarily compensated pursuant to its management agreement with TRMT at an annual rate of 1.5% of TRMT’s equity, as defined in the agreement. Tremont Advisors may also earn an incentive fee under this management agreement. In June 2018, Tremont Advisors agreed to waive any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020. In addition, no incentive fee will be paid or payable by TRMT to Tremont Advisors for the 2018 or 2019 calendar years.
Tremont Advisors earned advisory services revenue of $35 and $339 for the three months ended June 30, 2019 and 2018, respectively, and $120 and $1,358 for the nine months ended June 30, 2019 and 2018, respectively, in each case net of the fee waiver referenced above, as applicable.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it originates. For the three months ended June 30, 2019 and 2018, the Tremont business earned fees for such origination services of $37 and $194, respectively, and $194 and $582 for the nine months ended June 30, 2019 and 2018, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.
Reimbursable Compensation and Benefits
Reimbursable compensation and benefits include reimbursements that arise primarily from services we provide pursuant to our property management agreements, a significant portion of which are charged or passed through to and were paid by tenants of our Client Companies. We realized reimbursable compensation and benefits of $13,583 and $13,711 for the three months ended June 30, 2019 and 2018, respectively, and $40,868 and $38,076 for the nine months ended June 30, 2019 and 2018, respectively. Included in reimbursable compensation and benefits are shared services fees we earn from TRMT for compensation and other costs related to the operation of the Tremont business. We earned shared services fees from TRMT of $370 and $375 for the three months ended June 30, 2019 and 2018, respectively, and $1,076 and $1,125 for the nine months ended June 30, 2019 and 2018, respectively.
Reimbursable compensation and benefits include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our condensed consolidated statements of comprehensive income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our Client Companies to certain of our officers and employees. We realized equity based compensation expense and related reimbursements of $882 and $2,033 for the three months ended June 30, 2019 and 2018, respectively, and $2,954 and $4,368 for the nine months ended June 30, 2019 and 2018, respectively.
Other Client Company Reimbursable Expenses
Other client company reimbursable expenses include reimbursements that arise from services we provide pursuant to our property management agreements, a significant portion of which are charged or passed through to and were paid by tenants of our Client Companies. Effective October 1, 2018, we adopted ASU, No. 2014-09, Revenue from Contracts with Customers, which has been codified as Accounting Standard Codification, or ASC, Section 606, or ASC 606, using the modified retrospective method for all our existing contracts. Based on our evaluation of ASC 606, we have determined that we control

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

the services provided by third parties for our Client Companies and therefore we account for the cost of these services and the related reimbursement revenue on a gross basis.
As a result of adopting ASC 606, our condensed consolidated statements of comprehensive income for the three and nine months ended June 30, 2019 reflect corresponding increases in revenue and expense of $85,689 and $257,088, respectively, in other client company reimbursable expenses, compared to the same period last year, with no impact on net income. Our condensed consolidated balance sheets as of June 30, 2019 also include other client company reimbursable expenses due from related parties and a related liability in accounts payable and accrued expenses of $53,375.
Note 4. Investments
Equity Method Investments
As of June 30, 2019, Tremont Advisors owned 1,600,100, or approximately 19.5%, of TRMT’s outstanding common shares. This includes 1,000,000 common shares purchased for a total price of $5,650 in connection with TRMT’s public offering of common shares on May 21, 2019, as further described in Note 7, Related Person Transactions. We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence, but not control, over TRMT’s most significant activities. Our share of earnings from our investment in TRMT included in our condensed consolidated statements of comprehensive income for the three months ended June 30, 2019 was $174 and our share of losses for the three months ended June 30, 2018 was $136. Our share of earnings from our investment in TRMT included in our condensed consolidated statements of comprehensive income for the nine months ended June 30, 2019 was $318 and our share of losses for the nine months ended June 30, 2018 was $535.
During the three months ended June 30, 2019, we performed a periodic evaluation of potential impairment of our investment in TRMT and determined, based on the length of time and the extent to which the market value of our TRMT investment was below our carrying value, that the decline in fair value was other than temporary. Accordingly, we recorded an impairment of $6,213 on our investment in TRMT as of June 30, 2019 to reduce the carrying value to its fair value of $6,608. We determined fair value using the closing price of TRMT common shares as of June 30, 2019, which is a Level 1 fair value input.
We also have a 0.5% general partnership interest in a fund created for an institutional investor that is managed by Tremont Advisors. We account for this investment under the equity method of accounting and record our share of the investment’s earnings or losses each period. This fund is in the process of winding down, and we did not record any earnings or losses from this investment during the three and nine months ended June 30, 2019. Our share of earnings from this fund for the three months ended June 30, 2018 was $2 and our share of losses from this fund for the nine months ended June 30, 2018 was $33, both of which are included in our condensed consolidated statements of comprehensive income.
Equity Method Investment Accounted for Under the Fair Value Option
On October 10, 2018, we purchased 1,492,691 (298,538 common shares following the one-for-five reverse stock split of TA’s common shares on August 1, 2019), or approximately 3.7%, of TA’s outstanding common shares for a purchase price of $8,382. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We have elected the fair value option to account for our equity method investment in TA. We determined fair value using the closing price of TA’s common shares as of June 30, 2019, which is a Level 1 fair value input. The market value of our investment in TA at June 30, 2019, based on a quoted market price, is $5,404. The unrealized loss in our condensed consolidated statements of comprehensive income for the three and nine months ended June 30, 2019 was $731 and $2,978, respectively.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revised the U.S. corporate income tax system, by among other things, lowering corporate income tax rates. Since we have a September 30 fiscal year end, the lower corporate income tax rate of 21.0% was phased in, resulting in a federal statutory tax rate of approximately 24.5% for our fiscal year ending September 30, 2018. The Tax Act reduction in corporate income tax rate also caused us to adjust our deferred tax asset to the lower federal base rates, resulting in an increase in income tax expense of $19,817 for the nine months ended June 30, 2018. The new corporate income tax rate of 21.0% is effective for our 2019 fiscal year.
For the three months ended June 30, 2019 and 2018, we recognized estimated income tax expense of $2,226 and $3,462, respectively, which includes $1,624 and $2,688, respectively, of U.S. federal income tax and $602 and $774, respectively, of state income taxes. For the nine months ended June 30, 2019 and 2018, we recognized estimated income tax expense of $24,335 and $55,486, which includes $17,756 and $43,225, respectively, of U.S. federal income tax and $6,579 and $12,261, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Income taxes computed at the federal statutory rate	21.0%	24.5%	21.0%	24.5%
State taxes, net of federal benefit	2.8%	2.3%	3.0%	2.5%
Tax Act transitional impact (1)	—%	—%	—%	7.8%
Permanent items (2)	0.6%	—%	0.1%	(2.3)%
Net income attributable to noncontrolling interest	(10.1)%	(11.8)%	(10.1)%	(10.7)%
Total	14.3%	15.0%	14.0%	21.8%

(1)	Transitional impact for the nine months ending June 30, 2018 is the $19,817 adjustment to our deferred tax asset due to the reduction in our corporate income tax rate under the Tax Act.

(2)
Permanent items for the nine months ending June 30, 2018 include the $24,710 reduction in our liability related to the tax receivable agreement with ABP Trust discussed in Note 7, Related Person Transactions.

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50% likely of being realized upon settlement. As of June 30, 2019, we had no uncertain tax positions.
Note 6. Fair Value of Financial Instruments
As of June 30, 2019 and September 30, 2018, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
Recurring Fair Value Measures
On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices. ASC 820, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1), and the lowest priority to unobservable inputs (Level 3). A financial asset’s or financial liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Level 1 Estimates
The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of June 30, 2019 and September 30, 2018:

	June 30,	September 30,
	2019	2018
Money market funds included in cash and cash equivalents	$376,036	$253,876
Current portion of due from related parties related to share based payment awards	986	4,986
Long term portion of due from related parties related to share based payment awards	5,488	8,183
Current portion of employer compensation liability related to share based payment awards included in accounts payable and accrued expenses	986	4,986
Long term portion of employer compensation liability related to share based payment awards	5,488	8,183

Note 7. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities and a majority of its economic interests. As of June 30, 2019, he beneficially owned, in aggregate, (i) 134,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC.
Adam D. Portnoy is also the chair of the board of trustees of each of the Managed Equity REITs, the chair of the board of directors of each of Five Star and TA, a managing trustee or managing director of each of the Managed REITs, Five Star, RIF and TA, a director of AIC and the majority owner and director of Sonesta. Jennifer B. Clark, our other Managing Director, is a managing trustee of SNH and RIF, president of AIC and a director of Sonesta. As of June 30, 2019, HPT, OPI and SNH owned 2,503,777, 2,801,060 and 2,637,408 Class A Common Shares, respectively, and Adam D. Portnoy beneficially owned, in aggregate, 35.7% of Five Star’s outstanding common shares, 1.1% of HPT’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of SNH’s outstanding common shares, 4.0% of TA’s outstanding common shares (including through RMR LLC), 2.2% of RIF’s outstanding common shares, and 19.6% of TRMT’s outstanding common shares (including through Tremont Advisors).
On July 1, 2019, HPT, OPI and SNH sold all their Class A Common Shares in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, those Managed Equity REITs and the underwriters named therein.
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
As of June 30, 2019, ABP Trust owned 14.3% of AIC and 206,300 limited partner units of the Open End Fund and RMR LLC owned no limited partnership units, but it has committed to contributing $100,000 to the Open End Fund. The general partner of the Open End Fund is a subsidiary of ABP Trust.
Additional information about our related person transactions appears in Note 8, Shareholders’ Equity, below and in our 2018 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Revenues from Related Parties
For the three and nine months ended June 30, 2019 and 2018, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2019 (1) (2)		2018 (2)		2019 (1) (2)		2018 (2)
	$	%	$	%	$	%	$	%
Managed Equity REITs:
HPT (3)	$11,887	8.3%	$10,803	17.5%	$89,731	16.2%	$106,926	31.5%
ILPT	12,664	8.8	3,744	6.0	27,998	5.1	6,735	2.0
OPI (4)	57,374	39.9	13,508	21.8	171,731	31.0	40,248	11.8
SIR (3) (4)	—	—	8,448	13.6	47,843	8.6	53,987	15.9
SNH (3)	43,483	30.3	15,364	24.7	166,313	30.0	101,806	30.0
	125,408	87.3	51,867	83.6	503,616	90.9	309,702	91.2

Managed Operators:
Five Star	2,466	1.7	2,383	3.8	7,318	1.3	7,462	2.2
Sonesta	881	0.6	836	1.3	2,420	0.4	2,099	0.6
TA	3,455	2.4	4,052	6.6	10,536	1.9	11,307	3.3
	6,802	4.7	7,271	11.7	20,274	3.6	20,868	6.1

Other Client Companies:
ABP Trust	3,476	2.5	1,258	2.0	10,746	1.9	3,868	1.1
AIC	187	0.1	60	0.1	307	0.1	180	0.1
Open End Fund	5,583	3.9	—	—	13,693	2.5	—	—
RIF	767	0.5	706	1.1	2,225	0.4	2,134	0.6
TRMT	1,283	0.9	639	1.0	2,857	0.5	1,986	0.6
	11,296	7.9	2,663	4.2	29,828	5.4	8,168	2.4
Total revenues from related parties	143,506	99.9	61,801	99.5	553,718	99.9	338,738	99.7
Revenues from unrelated parties	209	0.1	283	0.5	406	0.1	1,168	0.3
	$143,715	100.0%	$62,084	100.0%	$554,124	100.0%	$339,906	100.0%

(1)
Revenues from related parties for the three and nine months ended June 30, 2019 includes other client company reimbursable expenses of $85,689 and $257,088, respectively, and reflects the adoption of ASC 606 as summarized in Note 3, Revenue Recognition.

(2)
Revenues from related parties for the three months ended June 30, 2019 and 2018 include $13,583 and $13,711 of reimbursable compensation and benefits, respectively. Revenues from related parties for the nine months ended June 30, 2019 and 2018 include $40,868 and $38,076 of reimbursable compensation and benefits, respectively.

(3)
The amounts for the nine months ended June 30, 2019 include incentive business management fees of $53,635, $25,817 and $40,642, which RMR LLC earned from HPT, SIR and SNH, respectively, and which were paid in January 2019. The amounts for the nine months ended June 30, 2018 include incentive business management fees of $74,572, $25,569 and $55,740, which RMR LLC earned from HPT, SIR and SNH, respectively, and which were paid in January 2018.

(4)
SIR merged with and into OPI on December 31, 2018 with OPI continuing as the surviving entity. This table presents revenues for the three and nine months ended June 30, 2018 from SIR separately as they relate to periods prior to this merger.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	June 30,	September 30,
	2019 (1)	2018
Managed Equity REITs:
HPT	$8,951	$8,391
ILPT	6,166	2,692
OPI	33,310	7,870
SIR	—	5,887
SNH	26,173	9,705
	74,600	34,545

Managed Operators:
Five Star	174	281
Sonesta	19	30
TA	547	599
	740	910

Other Client Companies:
ABP Trust	1,399	383
AIC	27	20
Open End Fund	2,920	608
RIF	37	31
TRMT	793	532
	5,176	1,574
	$80,516	$37,029

(1)	Amounts due from related parties as of June 30, 2019 include other client company reimbursable expenses of $53,375 reflecting the adoption of ASC 606 as summarized in Note 3, Revenue Recognition.
Leases
As of June 30, 2019, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. On June 13, 2019, RMR LLC entered into a third amendment to its lease with respect to our headquarters. Among other things, the amendment extended the term of the lease by five years to May 31, 2030, expanded the leased space and increased the rent payable under the lease. We incurred rental expense under related party leases amounting to $1,366 and $1,274 for the three months ended June 30, 2019 and 2018, respectively, and $4,224 and $3,558 for the nine months ended June 30, 2019 and 2018, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our tax receivable agreement with ABP Trust and reduced our liability by $24,710, or $1.53 per share, which is presented in our condensed consolidated statements of comprehensive income for the nine months ended June 30, 2018 as tax receivable agreement remeasurement. As of June 30, 2019, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $34,327 including $2,279 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2019.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members estimated quarterly, subject to future adjustment based on actual results. For the nine months ended June 30, 2019 and 2018, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $59,279 and $68,232, respectively, of which $30,807 and $35,392, respectively, was distributed to us and $28,472 and $32,840, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
Credit Agreement between TRMT and Tremont Advisors
Until May 23, 2019, TRMT was a party to a credit agreement with Tremont Advisors as the lender, or the Credit Agreement. Pursuant to the Credit Agreement, from time to time until August 4, 2019, the scheduled expiration date of the Credit Agreement, TRMT was able to borrow up to $25,000 and, beginning May 3, 2019, up to $50,000 in subordinated unsecured loans at a rate of 6.50% per annum.
In connection with TRMT’s repayment of the outstanding amount of $14,220 on May 23, 2019, TRMT terminated the Credit Agreement. As part of the repayment amount, TRMT paid Tremont Advisors approximately $39 of interest and $7 of facility fees related to the Credit Agreement.
Tremont Advisors Purchase of Additional Common Shares of TRMT
On May 21, 2019, TRMT issued and sold 5,000,000 common shares of beneficial interest, $0.01 par value per share, or TRMT Common Shares, in an underwritten public offering, or the Offering, pursuant to an underwriting agreement among TRMT, Tremont Advisors and the underwriters. Tremont Advisors purchased 1,000,000 TRMT Common Shares in the Offering at a total price of $5,650. The underwriters did not receive any discount for the TRMT Common Shares that Tremont Advisors purchased in the Offering. Following the Offering, Tremont Advisors owns 1,600,100 of TRMT’s Common Shares, or approximately 19.5%, of TRMT’s outstanding Common Shares.
Separation Arrangements
David J. Hegarty, Mark L. Kleifges, Bruce J. Mackey Jr., Thomas M. O’Brien and John C. Popeo, each a former Executive Vice President of RMR LLC, retired from and resigned their RMR LLC officer positions between November 29, 2017 and December 31, 2018. We entered into retirement agreements with these former officers in connection with their retirements. Pursuant to these agreements, we made various cash payments and accelerated the vesting of unvested shares RMR Inc. previously awarded to these retiring officers. The terms of these retirement agreements are further described in our 2018 Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2019. We also enter into separation arrangements from time to time with other nonexecutive officers and employees of ours. As of June 30, 2019, there remained no further substantive performance obligations with respect to any such arrangements, and we in turn recognized all applicable provisions in our condensed consolidated statements of comprehensive income as separation costs.
For the three and nine months ended June 30, 2019 and 2018, we recognized cash and equity based separation costs as set forth in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Former executive officers:
Cash separation costs	$—	$1,739	$5,312	$1,875
Equity based separation costs	—	—	1,488	483
	—	1,739	6,800	2,358
Former nonexecutive officers:
Cash separation costs	142	—	153	—
Equity based separation costs	97	—	97	—
	239	—	250	—
Total separation costs	$239	$1,739	$7,050	$2,358

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 8. Shareholders’ Equity
Issuances
On April 3, 2019, under our 2016 Omnibus Equity Plan, we granted 2,500 of our Class A Common Shares valued at $62.75 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Directors as part of their annual compensation. In connection with the grant of Class A Common Shares to our Directors, RMR LLC concurrently issued 12,500 Class A Units to RMR Inc., consistent with the terms of the RMR LLC operating agreement.
Repurchases
In April 2019, we withheld and repurchased 2,474 of our Class A Common Shares valued at $63.15 per share, the average closing price of our Class A Common Shares on Nasdaq on the dates of purchase, from one of our Directors and a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the issuance of awards of our common shares. The aggregate value of the withheld and repurchased shares was $157. In connection with the acquisition of 2,474 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 2,474 Class A Units from RMR Inc.
On July 3, 2019, we repurchased 3,148 of our Class A Common Shares valued at $49.36 per share, the closing price of our Class A Common Shares on Nasdaq on July 3, 2019, from two former employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our Class A Common Shares. The aggregate value of the withheld and repurchased shares was $155. In connection with the acquisition of 3,148 Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired 3,148 Class A Units from RMR Inc.
Fiscal 2019 Distributions as of June 30, 2019
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
On May 16, 2019, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.35 per Class A Common Share and Class B-1 Common Share, or $5,684. This dividend was paid to our shareholders of record as of the close of business on April 29, 2019. This dividend was partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,372, of which $4,872 was distributed to us based on our aggregate ownership of 16,239,713 membership units of RMR LLC and $4,500 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend was funded with cash accumulated at RMR Inc.
On July 18, 2019, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of July 29, 2019, in the amount of $0.35 per Class A Common Share and Class B-1 Common Share, or $5,683. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,371, of which $4,871 will be distributed to us based on our aggregate ownership of 16,236,355 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about August 15, 2019.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Fiscal 2018 Distributions as of June 30, 2018
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
Reclassification Due to Disposition of Australian Operations
RMR Intl LLC is a wholly owned subsidiary of RMR LLC whose sole business is holding the equity interests of RMR Australia Asset Management Pty Ltd, or RMR Australia. In February 2019, we sold our equity interests in RMR Australia and reclassified cumulative currency translation adjustments of $75 to interest and other income.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Basic EPS
Numerator:
Net income attributable to The RMR Group Inc.	$5,849	$8,381	$66,226	$87,857
Income attributable to unvested participating securities	(37)	(45)	(437)	(518)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	$5,812	$8,336	$65,789	$87,339
Denominator:
Weighted average common shares outstanding - basic	16,137	16,087	16,126	16,072
Net income attributable to The RMR Group Inc. per common share - basic	$0.36	$0.52	$4.08	$5.43

Diluted EPS
Numerator:
Net income attributable to The RMR Group Inc.	$5,849	$8,381	$66,226	$87,857
Income attributable to unvested participating securities	(37)	(45)	(437)	(518)
Net income attributable to The RMR Group Inc. used in calculating diluted EPS	$5,812	$8,336	$65,789	$87,339
Denominator:
Weighted average common shares outstanding - basic	16,137	16,087	16,126	16,072
Dilutive effect of incremental unvested shares	12	48	16	39
Weighted average common shares outstanding - diluted	16,149	16,135	16,142	16,111
Net income attributable to The RMR Group Inc. per common share - diluted	$0.36	$0.52	$4.08	$5.42

The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. If all outstanding Class A Units that we do not own had been redeemed for our Class A Common Shares in the periods presented, our Class A Common Shares outstanding as of June 30, 2019, would have been 30,239,503. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 10. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three and nine months ended June 30, 2019 and 2018, is calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Income before income tax expense	$15,599	$22,911	$174,496	$253,901
RMR Inc. franchise tax expense and interest income	72	91	262	375
Tax receivable agreement remeasurement	—	—	—	(24,710)
Fees from services provided prior to our IPO	—	—	—	(127)
Net income before noncontrolling interest	15,671	23,002	174,758	229,439
Net income attributable to noncontrolling interest	(7,524)	(11,068)	(83,935)	(110,431)
Net income attributable to RMR Inc. before income tax expense	8,147	11,934	90,823	119,008
Tax receivable agreement remeasurement	—	—	—	24,710
Income tax expense attributable to RMR Inc.	(2,226)	(3,462)	(24,335)	(55,486)
RMR Inc. franchise tax expense and interest income	(72)	(91)	(262)	(375)
Net income attributable to RMR Inc.	$5,849	$8,381	$66,226	$87,857

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 11. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

	Three Months Ended June 30, 2019
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$43,641	$—	$43,641
Advisory services	—	802	802
Total management and advisory services revenues	43,641	802	44,443
Reimbursable compensation and benefits	12,982	601	13,583
Other client company reimbursable expenses	85,689	—	85,689
Total reimbursable costs	98,671	601	99,272
Total revenues	142,312	1,403	143,715
Expenses:
Compensation and benefits	26,864	1,666	28,530
Equity based compensation	1,310	24	1,334
Separation costs	239	—	239
Total compensation and benefits expense	28,413	1,690	30,103
General and administrative	6,746	924	7,670
Other client company reimbursable expenses	85,689	—	85,689
Transaction and acquisition related costs	42	—	42
Depreciation and amortization	237	13	250
Total expenses	121,127	2,627	123,754
Operating income (loss)	21,185	(1,224)	19,961
Interest and other income	2,185	223	2,408
Impairment loss on TRMT investment	—	(6,213)	(6,213)
Unrealized loss on equity investment accounted for under the fair value option	(731)	—	(731)
Equity in earnings of investees	—	174	174
Income (loss) before income tax expense	22,639	(7,040)	15,599
Income tax expense	—	(2,226)	(2,226)
Net income (loss)	$22,639	$(9,266)	$13,373

Total assets	$606,358	$56,546	$662,904

(1)	Intersegment revenues of $909 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Nine Months Ended June 30, 2019
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$133,729	$—	$133,729
Incentive business management fees	120,094	—	120,094
Advisory services	—	2,345	2,345
Total management and advisory services revenues	253,823	2,345	256,168
Reimbursable compensation and benefits	39,103	1,765	40,868
Other client company reimbursable expenses	257,088	—	257,088
Total reimbursable costs	296,191	1,765	297,956
Total revenues	550,014	4,110	554,124
Expenses:
Compensation and benefits	80,800	4,723	85,523
Equity based compensation	4,270	79	4,349
Separation costs	7,050	—	7,050
Total compensation and benefits expense	92,120	4,802	96,922
General and administrative	19,298	2,814	22,112
Other client company reimbursable expenses	257,088	—	257,088
Transaction and acquisition related costs	273	—	273
Depreciation and amortization	723	39	762
Total expenses	369,502	7,655	377,157
Operating income (loss)	180,512	(3,545)	176,967
Interest and other income	5,650	752	6,402
Impairment loss on TRMT investment	—	(6,213)	(6,213)
Unrealized loss on equity investment accounted for under the fair value option	(2,978)	—	(2,978)
Equity in earnings of investees	—	318	318
Income (loss) before income tax expense	183,184	(8,688)	174,496
Income tax expense	—	(24,335)	(24,335)
Net income (loss)	$183,184	$(33,023)	$150,161

Total assets	$606,358	$56,546	$662,904

(1)	Intersegment revenues of $2,696 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2018
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$47,328	$—	$47,328
Advisory services	—	1,045	1,045
Total management and advisory services revenues	47,328	1,045	48,373
Reimbursable compensation and benefits	13,078	633	13,711
Total reimbursable costs	13,078	633	13,711
Total revenues	60,406	1,678	62,084
Expenses:
Compensation and benefits	27,047	1,559	28,606
Equity based compensation	2,333	14	2,347
Separation costs	1,739	—	1,739
Total compensation and benefits expense	31,119	1,573	32,692
General and administrative	5,665	886	6,551
Transaction and acquisition related costs	775	—	775
Depreciation and amortization	222	22	244
Total expenses	37,781	2,481	40,262
Operating income (loss)	22,625	(803)	21,822
Interest and other income	1,085	138	1,223
Equity in losses of investees	(2)	(132)	(134)
Income (loss) before income tax expense	23,708	(797)	22,911
Income tax expense	—	(3,462)	(3,462)
Net income (loss)	$23,708	$(4,259)	$19,449

Total assets	$460,596	$67,013	$527,609

(1)	Intersegment revenues of $995 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Nine Months Ended June 30, 2018
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$142,457	$—	$142,457
Incentive business management fees	155,881	—	155,881
Advisory services	—	3,492	3,492
Total management and advisory services revenues	298,338	3,492	301,830
Reimbursable compensation and benefits	36,193	1,883	38,076
Total reimbursable costs	36,193	1,883	38,076
Total revenues	334,531	5,375	339,906
Expenses:
Compensation and benefits	78,415	4,461	82,876
Equity based compensation	5,761	41	5,802
Separation costs	2,358	—	2,358
Total compensation and benefits expense	86,534	4,502	91,036
General and administrative	17,343	2,938	20,281
Transaction and acquisition related costs	775	142	917
Depreciation and amortization	931	65	996
Total expenses	105,583	7,647	113,230
Operating income (loss)	228,948	(2,272)	226,676
Interest and other income	2,810	273	3,083
Tax receivable agreement remeasurement	—	24,710	24,710
Equity in earnings (losses) of investees	33	(601)	(568)
Income (loss) before income tax expense	231,791	22,110	253,901
Income tax expense	—	(55,486)	(55,486)
Net income (loss)	$231,791	$(33,376)	$198,415

Total assets	$460,596	$67,013	$527,609

(1)	Intersegment revenues of $2,972 recognized by RMR LLC for services provided to the All Other Operations segment have been eliminated in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our 2018 Annual Report.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of June 30, 2019, RMR LLC managed over 1,500 properties in 48 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
RMR LLC manages a diverse portfolio of publicly owned real estate and real estate related businesses. Our Client Companies include the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC, ABP Trust, the Open End Fund and the clients of the Tremont business, each of which are discussed in further detail below.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are principally based upon the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of June 30, 2019 and 2018, as applicable:

		Lesser of Historical Cost of Assets Under Management or
		Total Market Capitalization as of
		June 30,
REIT	Primary Strategy	2019	2018
HPT	Hotels and travel centers	$8,251,377	$8,874,447
ILPT	Industrial and logistics properties	2,492,044	1,496,199
OPI (1)	Office properties primarily leased to single tenants, including the government	4,237,239	3,457,505
SIR (1)	Office properties primarily leased to single tenants	—	3,446,029
SNH	Senior living, medical office and life science properties	5,756,149	8,006,840
		$20,736,809	$25,281,020

(1)	SIR merged with and into OPI on December 31, 2018 with OPI continuing as the surviving entity.
Base business management fees payable to us by the Managed Equity REITs are calculated monthly based upon the lesser of the average historical cost of each Managed Equity REIT’s assets under management or its average market capitalization, as calculated in accordance with the applicable business management agreement. A Managed Equity REIT’s historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed Equity REIT’s historical cost of assets under management does not include the cost of shares it owns of another Client Company. A Managed Equity REIT’s average market capitalization includes the average value of the Managed Equity REIT’s outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the three and nine months ended June 30, 2019 and 2018 may differ from the basis at the end of the periods presented in the table above. As of June 30, 2019, the market capitalization was lower than the historical costs of assets under management for HPT, OPI and SNH; the historical costs of assets under management for HPT, OPI and SNH as of June 30, 2019, were $10,273,728, $6,436,790 and $8,693,199, respectively. For ILPT, the historical costs of assets under management were lower than its market capitalization of $2,718,871, calculated as of June 30, 2019.

The fee revenues we earned from the Managed Equity REITs for the three and nine months ended June 30, 2019 and 2018 are set forth in the following tables:

	Three Months Ended June 30, 2019 (1)				Three Months Ended June 30, 2018 (1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
HPT	$9,839	$—	$26	$9,865	$10,055	$—	$11	$10,066
ILPT	3,163	—	1,921	5,084	1,945	—	1,155	3,100
OPI(2)	5,099	—	5,483	10,582	4,396	—	3,574	7,970
SIR(2)	—	—	—	—	4,147	—	2,395	6,542
SNH	6,732	—	3,522	10,254	9,012	—	3,016	12,028
	$24,833	$—	$10,952	$35,785	$29,555	$—	$10,151	$39,706

	Nine Months Ended June 30, 2019 (1)				Nine Months Ended June 30, 2018 (1)
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
HPT	$29,808	$53,635	$56	$83,499	$30,544	$74,572	$36	$105,152
ILPT	7,531	—	4,622	12,153	3,427	—	2,122	5,549
OPI(2)	13,971	—	14,877	28,848	13,213	—	11,510	24,723
SIR(2)	4,124	25,817	2,335	32,276	14,391	25,569	8,088	48,048
SNH	23,206	40,642	10,087	73,935	28,015	55,740	8,785	92,540
	$78,640	$120,094	$31,977	$230,711	$89,590	$155,881	$30,541	$276,012

(1)	Excludes reimbursable compensation and benefits and other client company reimbursable expenses.

(2)	SIR merged with and into OPI on December 31, 2018 with OPI continuing as the surviving entity.
Managed Operators, AIC, ABP Trust and the Open End Fund
We provide business management services to the Managed Operators. Five Star operates senior living communities throughout the United States, many of which are owned by and leased from, or managed for, SNH. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of Sonesta’s U.S. hotels are owned by HPT. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by HPT, and owns, operates and franchises standalone travel service facilities and restaurants. Generally, our fees earned from business management services to the Managed Operators are based on a percentage of certain revenues.
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

Our revenues from services to the Managed Operators, AIC, ABP Trust and the Open End Fund for the three and nine months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30, (1)		Nine Months Ended June 30, (1)
Company	2019	2018	2019	2018
ABP Trust	$216	$402	$691	$1,518
AIC	60	60	180	180
Five Star	2,409	2,312	7,124	7,206
Open End Fund	891	—	2,444	—
Sonesta	810	740	2,206	1,941
TA	3,315	3,914	10,133	10,899
	$7,701	$7,428	$22,778	$21,744

(1)	Excludes reimbursable client company operating expenses and reimbursable compensation and benefits.
RMR Advisors, Tremont Advisors and the Tremont Business
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $342,979 and $335,737 as of June 30, 2019 and 2018, respectively. The advisory fees earned by RMR Advisors included in our revenue were $767 and $706 for the three months ended June 30, 2019 and 2018, respectively, and $2,225 and $2,134 for the nine months ended June 30, 2019 and 2018, respectively.
Tremont Advisors primarily manages TRMT, a publicly traded mortgage REIT that focuses primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. In June 2018, Tremont Advisors agreed to waive any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020. Tremont Advisors earned advisory services revenue of $35 and $339 for the three months ended June 30, 2019 and 2018, respectively, and $120 and $1,358 for the nine months ended June 30, 2019 and 2018, respectively.
The Tremont business acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such origination services of $37 and $194 for the three months ended June 30, 2019 and 2018, respectively, and $194 and $582 for the nine months ended June 30, 2019 and 2018, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.
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
At present we believe that the current interest rate environment available for real estate purchase financing, as well as the increased levels of available private capital allocated to real estate investments, may be causing real estate valuations to exceed replacement cost for some properties in certain markets and, accordingly, we believe property acquisitions should be undertaken on a selective basis. We also believe that because of the diversity of properties which our Client Companies own and operate there should be opportunities for growth in selected property types and locations and that we and our Client

Companies should maintain financial flexibility using only reasonable amounts of debt so as to take advantage of growth opportunities which come to our and their attention.
We, on behalf of our Client Companies and ourselves, attempt to take advantage of opportunities in the real estate market when they arise. For example: (i) on January 17, 2018, SIR launched an equity REIT, ILPT, that it formed to focus on the ownership and leasing of industrial and logistics properties throughout the U.S.; (ii) on August 31, 2018, the Open End Fund was formed, with a focus on raising capital from private investors to invest in multi-tenant office properties in urban infill and suburban locations; (iii) on December 31, 2018, GOV and SIR merged to form OPI, a REIT with a broader investment strategy than its predecessor companies and ultimately a stronger combined entity that will be better positioned for future growth; and (iv) on June 2, 2019, HPT entered into a definitive agreement to acquire a net leased portfolio of over 770 service oriented retail properties from Spirit MTA REIT, or SMTA, providing HPT with a greater diversity in tenant base, property type and geography.
Please see “Risk Factors” in Item 1A of our 2018 Annual Report for a discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended June 30, 2019, Compared to the Three Months Ended June 30, 2018
The following table presents the changes in our operating results for the three months ended June 30, 2019 compared to the three months ended June 30, 2018:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues:
Management services	$43,641	$47,328	$(3,687)	(7.8)%
Advisory services	802	1,045	(243)	(23.3)
Total management and advisory services revenues	44,443	48,373	(3,930)	(8.1)
Reimbursable compensation and benefits	13,583	13,711	(128)	(0.9)
Other client company reimbursable expenses	85,689	—	85,689	n/m
Total reimbursable costs	99,272	13,711	85,561	624.0
Total revenues	143,715	62,084	81,631	131.5

Expenses:
Compensation and benefits	28,530	28,606	(76)	(0.3)
Equity based compensation	1,334	2,347	(1,013)	(43.2)
Separation costs	239	1,739	(1,500)	(86.3)
Total compensation and benefits expense	30,103	32,692	(2,589)	(7.9)
General and administrative	7,670	6,551	1,119	17.1
Other client company reimbursable expenses	85,689	—	85,689	n/m
Transaction and acquisition related costs	42	775	(733)	(94.6)
Depreciation and amortization	250	244	6	2.5
Total expenses	123,754	40,262	83,492	207.4
Operating income	19,961	21,822	(1,861)	(8.5)
Interest and other income	2,408	1,223	1,185	96.9
Impairment loss on TRMT investment	(6,213)	—	(6,213)	n/m
Unrealized loss on equity method investment accounted for under the fair value option	(731)	—	(731)	n/m
Equity in earnings (losses) of investees	174	(134)	308	n/m
Income before income tax expense	15,599	22,911	(7,312)	(31.9)
Income tax expense	(2,226)	(3,462)	1,236	35.7
Net income	13,373	19,449	(6,076)	(31.2)
Net income attributable to noncontrolling interest	(7,524)	(11,068)	3,544	32.0
Net income attributable to The RMR Group Inc.	$5,849	$8,381	$(2,532)	(30.2)%
n/m - not meaningful
Management services revenue. For the three months ended June 30, 2019 and 2018, we earned base business and property management services revenue from the following sources:

	Three Months Ended June 30,
Source	2019	2018	Change
Managed Equity REITs	$35,785	$39,706	$(3,921)
Managed Operators	6,534	6,966	(432)
Other	1,322	656	666
Total	$43,641	$47,328	$(3,687)

Management services revenue decreased $3,687 primarily due to (i) declines in the market capitalization of OPI (following the GOV/SIR Merger) and SNH resulting in decreases to base business management fees of $3,444 and $2,280, respectively, (ii) decreases in fees earned from TA of $599 due to the sale of its standalone convenience stores business in December 2018, and (iii) decreases in property management fees earned from OPI, compared to GOV’s and SIR’s combined property management fees in 2018, of $486 due to OPI’s capital recycling strategy. These decreases were partially offset by (i) growth in base business management fees of $1,218 and property management fees of $766 earned from ILPT, due to its recent acquisition activity, (ii) incremental fees earned from the Open End Fund of $705 since its launch in September 2018, and (iii) growth in property management fees of $506 from SNH due to increased capital and redevelopment spending across its portfolio.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF and the fees Tremont Advisors earns for managing TRMT. Advisory services revenues decreased by $243 primarily due to Tremont Advisors waiving management fees otherwise owed by TRMT beginning July 1, 2018.
Reimbursable compensation and benefits. Reimbursable compensation and benefits revenue primarily represents amounts reimbursed to us by the Managed Equity REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable compensation and benefits costs arise from services we provide that are paid or reimbursed to the Managed Equity REITs by their tenants, as well as non-cash share based compensation from the Managed Equity REITs granted to some of our employees. For the three months ended June 30, 2019 and 2018, non-cash share based compensation granted to some of our employees by our Client Companies totaled $882 and $2,033, respectively. Reimbursable compensation and benefits revenue decreased $128 due to a decrease in share based compensation granted to our employees by our Client Companies. This decrease was partially offset by annual increases in employee compensation and benefits for which we receive reimbursement and increased property level staffing.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense decreased $76 primarily due to lower bonus costs in 2019 due to executive retirements. These decreases were partially offset by annual employee merit increases on October 1, 2018, as well as increased staffing levels in the current period to support growth at RMR LLC and certain of our Client Companies.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and by our Client Companies. Equity based compensation decreased $1,013 primarily due to the decline in share prices of the Managed Equity REITs.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative expenses increased $1,119 due primarily to $784 in annual share awards granted to our Directors during the three months ended June 30, 2019 and $335 in costs to support our operations.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $733 due primarily to costs related to the formation of the Open End Fund in the prior year.
Depreciation and amortization. Depreciation and amortization expense was relatively unchanged from the prior year.
Interest and other income. Interest and other income increased $1,185 primarily due to the combination of higher stated interest rates and increased cash balances invested during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Impairment loss on TRMT investment. Impairment loss relates to our investment in TRMT, whose estimated fair value has fallen below the carrying value, which we have determined is other than temporary. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10‑Q.
Unrealized loss on equity method investment accounted for under the fair value option. Unrealized loss on equity method investment accounted for under the fair value option represents the loss on our investment in TA common shares as a result of the decline in TA’s share price during the three months ended June 30, 2019. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10‑Q.
Equity in earnings (losses) of investees. Equity in earnings (losses) of investees represents our proportionate share of earnings and losses from our equity interest in TRMT.
Income tax expense. The decrease in income tax expense of $1,236 is primarily attributable to the Tax Act, which reduced our federal statutory tax rate from 35% to 21% as of January 1, 2018, as well as declines in taxable income for the three months ended June 30, 2019 as compared to the same period in the prior year. Due to our September 30 fiscal year end, the lower tax rate was phased in, resulting in a federal statutory tax rate of approximately 24.5% for the three months ended June 30, 2018, as compared to our federal statutory tax rate for fiscal 2019 of approximately 21.0%. For further information, see Note 5, Income Taxes, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10‑Q.

Nine Months Ended June 30, 2019, Compared to the Nine Months Ended June 30, 2018
The following table presents the changes in our operating results for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018:

	Nine Months Ended June 30,
	2019	2018	$ Change	% Change
Revenues:
Management services	$133,729	$142,457	$(8,728)	(6.1)%
Incentive business management fees	120,094	155,881	(35,787)	(23.0)
Advisory services	2,345	3,492	(1,147)	(32.8)
Total management and advisory services revenues	256,168	301,830	(45,662)	(15.1)
Reimbursable compensation and benefits	40,868	38,076	2,792	7.3
Other client company reimbursable expenses	257,088	—	257,088	n/m
Total reimbursable costs	297,956	38,076	259,880	682.5
Total revenues	554,124	339,906	214,218	63.0

Expenses:
Compensation and benefits	85,523	82,876	2,647	3.2
Equity based compensation	4,349	5,802	(1,453)	(25.0)
Separation costs	7,050	2,358	4,692	199.0
Total compensation and benefits expense	96,922	91,036	5,886	6.5
General and administrative	22,112	20,281	1,831	9.0
Other client company reimbursable expenses	257,088	—	257,088	n/m
Transaction and acquisition related costs	273	917	(644)	(70.2)
Depreciation and amortization	762	996	(234)	(23.5)
Total expenses	377,157	113,230	263,927	233.1
Operating income	176,967	226,676	(49,709)	(21.9)
Interest and other income	6,402	3,083	3,319	107.7
Tax receivable agreement remeasurement	—	24,710	(24,710)	n/m
Impairment loss on TRMT investment	(6,213)	—	(6,213)	n/m
Unrealized loss on equity method investment accounted for under the fair value option	(2,978)	—	(2,978)	n/m
Equity in earnings (losses) of investees	318	(568)	886	n/m
Income before income tax expense	174,496	253,901	(79,405)	(31.3)
Income tax expense	(24,335)	(55,486)	31,151	56.1
Net income	150,161	198,415	(48,254)	(24.3)
Net income attributable to noncontrolling interest	(83,935)	(110,558)	26,623	24.1
Net income attributable to The RMR Group Inc.	$66,226	$87,857	$(21,631)	(24.6)%
n/m - not meaningful
Management services revenue. For the nine months ended June 30, 2019 and 2018, we earned base business and property management services revenue from the following sources:

	Nine Months Ended June 30,
Source	2019	2018	Change
Managed Equity REITs	$110,617	$120,131	$(9,514)
Managed Operators	19,463	20,046	(583)
Other	3,649	2,280	1,369
Total	$133,729	$142,457	$(8,728)

Management services revenue decreased $8,728 due to (i) declines in the market capitalization of OPI (following the GOV/SIR Merger), SNH and HPT resulting in decreases to base business management fees of $9,509, $4,809 and $736, respectively and (ii) decreased property management fees earned from OPI of $2,386, as compared to GOV’s and SIR’s combined property management fees in 2018, due to OPI’s capital recycling strategy. These decreases were partially offset by (i) growth in base business management fees of $4,104 and property management fees of $2,500 earned from ILPT, reflecting a full nine months of revenue following its initial public offering in January 2018 and recent acquisition activity and (ii) growth in property management fees of $1,302 earned from SNH due to increased capital and redevelopment spending across its portfolio.
Incentive business management fees. Incentive business management fees are contingent performance based fees which are recognized in our first fiscal quarter when amounts, if any, for the applicable measurement periods become known and the incentive business management fees are earned. Incentive business management fees for the nine months ended June 30, 2019 include fees earned from HPT, SIR and SNH of $53,635, $25,817 and $40,642, respectively, for the calendar year 2018. Incentive business management fees for the nine months ended June 30, 2018 include fees earned from HPT, SIR and SNH of $74,572, $25,569 and $55,740, respectively, for the calendar year 2017.
Advisory services revenue. Advisory services revenue decreased $1,147 primarily due to Tremont Advisors waiving management fees otherwise owed by TRMT beginning July 1, 2018.
Reimbursable compensation and benefits. Reimbursable compensation and benefits for the nine months ended June 30, 2019 and 2018 include non-cash share based compensation granted to some of our employees by our Client Companies totaling $2,954 and $4,368, respectively. Reimbursable compensation and benefits increased $2,792 due to annual increases in employee compensation and benefits for which we receive reimbursement and increased property level staffing. This decrease was partially offset by a decrease in share based compensation granted to our employees by our Client Companies.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits expense increased $2,647 due to annual employee merit increases on October 1, 2018 and increased staffing levels in the current period to support growth at RMR LLC and certain of our Client Companies. These increases were partially offset by lower bonus costs in 2019 due to executive retirements.
Equity based compensation. Equity based compensation decreased $1,453 primarily due to declines in the Managed Equity REIT share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item I, of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs increased $1,831 primarily due to $1,447 in costs to support our operations and growth strategies, including rental expense, temporary staffing and recruiting costs.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item I, of this Quarterly Report on Form 10‑Q.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $644 primarily due to costs related to the formation of the Open End Fund in the prior year.
Depreciation and amortization. Depreciation and amortization decreased $234 primarily as a result of the intangible assets related to our acquisition of the Tremont business in August 2016 becoming fully amortized in March 2018.
Interest and other income. Interest and other income increased $3,319 primarily due to the combination of higher stated interest rates and increased cash balances invested during the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018.
Tax receivable agreement remeasurement. The tax receivable agreement remeasurement represents a reduction in the liability of amounts due pursuant to the tax receivable agreement as a result of the Tax Act recorded during the nine months ended June 30, 2018. For further information, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10‑Q.

Impairment loss on TRMT investment. Impairment loss relates to our investment in TRMT whose estimated fair value has fallen below the carrying value, which we have determined is other than temporary. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10‑Q.
Unrealized loss on equity method investment accounted for under the fair value option. Unrealized loss on equity method investment accounted for under the fair value option represents the loss on our investment in TA common shares as a result of the decline in TA’s share price subsequent to our acquisition of the common shares. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10‑Q.
Equity in earnings (losses) of investees. Equity in earnings (losses) of investees represents our proportionate share of earnings and losses from our equity interest in TRMT.
Income tax expense. The decrease in income tax expense of $31,151 is primarily attributable to the Tax Act, which reduced our federal statutory tax rate from 35% to 21% as of January 1, 2018 resulting in an adjustment to our deferred tax asset and related expense of $19,817 for the nine months ended June 30, 2018. Due to our September 30 fiscal year end, the lower tax rate was phased in, resulting in a federal statutory tax rate of approximately 24.5% for the nine months ended June 30, 2018, as compared to our federal statutory tax rate for fiscal 2019 of approximately 21.0%. For further information, see Note 5, Income Taxes, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10‑Q.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2019 and September 30, 2018, we had cash and cash equivalents of $377,113 and $256,848, respectively, of which $25,598 and $20,391, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. As of June 30, 2019 and September 30, 2018, $376,036 and $253,876, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations, including incentive business management fees, for the nine months ended June 30, 2019.
Our current liabilities have historically included accounts payable and accrued expenses, including accrued employee compensation. As of June 30, 2019 and September 30, 2018, we had current liabilities of $94,648 and $28,307, respectively. The increase in current liabilities reflects the timing of income tax payments, an increase in accrued employee compensation primarily related to annual bonuses historically paid during the last quarter of our fiscal year and an increase in accounts payable and accrued expenses of $53,375 resulting from our adoption of ASC 606. For further information about our adoption of ASC 606, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities. The cash we generate from our operating activities could decline in future periods due to strategic capital recycling and declines in the common share prices at our Managed Equity REITs. More specifically, OPI is executing on its stated goal of disposing up to $700,000 in assets and SNH is executing on its stated goal of disposing up to $900,000 in assets as part of their strategic plans to reduce leverage. This disposition activity could result in reductions to our business and property management services revenue. Additionally, our business management fees and incentive management fees are also adversely impacted as our Managed Equity REITs share prices decline.
On June 2, 2019, one of our Managed REITs, HPT, entered into a definitive agreement to acquire a net leased portfolio from SMTA for aggregate cash consideration of approximately $2,400,000. HPT intends to fund the acquisition entirely with unsecured borrowings and sell approximately $500,000 of the acquired assets and approximately $300,000 of its existing hotel assets following the closing of the acquisition. The acquisition is expected to close by September 30, 2019, subject to customary closing conditions, including approval by SMTA's shareholders.
For illustrative purposes only, applying the fee percentages paid by HPT under its business management and property management agreements with RMR LLC to the $2,400,000 purchase price (net of the assumed $800,000 of dispositions) and $172,000 of annual cash base rents (less $36,000 of rents attributable to the potential sale of $500,000 of assets that would be acquired in the SMTA portfolio acquisition), respectively, of the SMTA portfolio, total incremental business management and property management fees to RMR LLC would be approximately $12,100, before incremental operating costs at RMR LLC.

The foregoing description of the definitive agreement and the related transaction is a summary only, and the fee estimates are illustrative only and are subject to change. Actual future base business management fees will be based on the lower of the average historical cost of HPT's real estate assets and HPT's average market capitalization and, as a result, actual fees for the SMTA portfolio may be lower than the amount assumed above. There can be no assurance that the acquisition will close on the current terms, anticipated timing or at all, that HPT will complete the dispositions described above or that the anticipated benefits and costs of these transactions will be as expected.
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
We currently intend to use our cash and cash flows to fund our working capital needs, pay our dividends and fund new business ventures, including our $100,000 commitment to the Open End Fund. This commitment may be drawn in the future, subject to the timing of acquisitions and the raising of independent third party capital. We believe that our cash on hand and operating cash flow will be sufficient to meet our operating needs for the next 12 months and for the reasonably foreseeable future.
During the nine months ended June 30, 2019, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $30,544. On July 18, 2019, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares payable to our shareholders of record as of July 29, 2019 in the amount of $0.35 per Class A Common Share and Class B-1 Common Share, or $5,683. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,371, of which $4,871 will be distributed to us based on our aggregate ownership of 16,236,355 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $10,183 and expect to pay this dividend on or about August 15, 2019.
For the nine months ended June 30, 2019, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $59,279, of which $30,807 was distributed to us and $28,472 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $30,807 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $28,472 distributed to ABP Trust was recorded as a reduction of its noncontrolling interest. We expect to use these funds distributed to us to fund our tax liabilities and our obligations under the tax receivable agreement described in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Our changes in cash flows for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018 were as follows: (i) net cash from operating activities decreased $34,843 from $228,696 in the 2018 period to $193,853 in the 2019 period; (ii) net cash used in investing activities increased $13,861 from $470 in the 2018 period to $14,331 in the 2019 period; and (iii) net cash used in financing activities increased $2,829 from $56,343 in the 2018 period to $59,172 in the 2019 period.
The decrease in cash from operating activities for the nine months ended June 30, 2019, compared to the same period in 2018 primarily reflects the net effect of changes in our working capital activities, including a decrease in incentive business management fees collected for the 2018 calendar year in fiscal year 2019 compared to incentive business management fees collected for the 2017 calendar year in fiscal year 2018. The increase in cash used in investing activities for the nine months ended June 30, 2019 compared to the same period in 2018 was primarily due to our purchase of 1,492,691 TA common shares (298,538 common shares following the one-for-five reverse stock split of TA’s common shares on August 1, 2019) and Tremont Advisors’ purchase of 1,000,000 TRMT common shares as part of TRMT’s secondary offering. For further information, see Note 4, Investments, and Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. The increase in cash used in financing activities for the nine months ended June 30, 2019 compared to the same period in 2018 was primarily due to an increased dividend rate of $0.35 per Class A

Common Share in the period ended June 30, 2019, offset by lower tax distributions based on current estimates for taxable income in this fiscal year, as well as the reduction in the federal statutory tax rates as a result of the Tax Act.
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
Tax Receivable Agreement
We are party to a tax receivable agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our 2018 Annual Report. As of June 30, 2019, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $34,327, of which we expect to pay $2,279 to ABP Trust during the fourth quarter of fiscal 2019.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, as well as our Client Companies. Our Managing Directors have historical and continuing relationships with certain of our Client Companies and several of our Client Companies have material historical and ongoing relationships with other Client Companies. For example: Adam D. Portnoy is the sole trustee and owns all of the voting securities and a majority of the economic interests of our controlling shareholder, ABP Trust; ABP Trust also holds membership units of our subsidiary, RMR LLC; we are a party to a tax receivable agreement with ABP Trust; Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC; Adam D. Portnoy serves as the chair of the board of trustees of each of the Managed Equity REITs, as a managing trustee of each Managed REIT and RIF and as the chair of the board of directors and a managing director of each of Five Star and TA; Jennifer B. Clark serves as a managing trustee of SNH and RIF; certain of our other officers serve as managing trustees, managing directors or directors of our Client Companies; all of the executive officers of the Managed Equity REITs, AIC and the Open End Fund and many of the executive officers of the Managed Operators are our officers and employees, TRMT’s officers are officers or employees of Tremont Advisors or RMR LLC, and RIF’s officers are officers or employees of RMR Advisors or RMR LLC; Adam D. Portnoy is an owner and director of Sonesta and Jennifer B. Clark is president of AIC and a director of Sonesta; and, until July 1, 2019, the Managed Equity REITs (other than ILPT) owned a majority of our outstanding Class A Common Shares and Adam D. Portnoy, directly and indirectly, owned approximately 35.7% of Five Star’s outstanding common shares (including through ABP Trust); 4.0% of TA’s outstanding common shares (including through RMR LLC) and 19.6% of TRMT’s outstanding common shares (including through Tremont Advisors); and a subsidiary of ABP Trust is the general partner of the Open End Fund and ABP Trust is a limited partner of the Open End Fund. For further information about these and other such relationships and related person transactions, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our 2018 Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2018 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons filed as exhibits to our filings with the SEC are available at the SEC’s website, www.sec.gov.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
risks related to acquisitions, dispositions and other activities by or among our Client Companies, such as HPT's recent agreement to acquire a net leased portfolio from SMTA, including, among other things, whether such transaction will close on the current terms, anticipated timing or at all, or that the anticipated costs and benefits of such transactions will be as expected;

•	risks related to potential impairment of our equity investments;

•	allegations, even if untrue, of any conflicts of interest arising from our management activities;

•	our ability to retain the services of our managing directors and other key personnel; and

•	risks associated with and costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies.
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

•
Our base business management fees earned from our Managed Equity REITs are calculated monthly based upon the lower of each REIT’s cost of its applicable assets and such REIT’s market capitalization. Our business management fees earned from our Managed Operators are calculated based upon certain revenues from each operator’s business. Accordingly, our future revenues, income and cash flows will decline if the business activities, assets or market capitalizations of our Client Companies decline;

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

•
We have undertaken new initiatives and are considering other initiatives to grow our business and any actions we may take to grow our business may not be successful. In addition, any investments or repositioning of the properties we or our Client Companies may make or pursue may not increase the value of the applicable properties or offset the decline in value those properties may otherwise experience; and

•
We state that RMR LLC’s $100.0 million commitment to the Open End Fund may be drawn in the future by the Open End Fund. The acquisition environment for office properties in the United States is competitive and the fund may not be successful in drawing and investing all, or any, of this capital.

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
We have based our forward-looking statements on our current expectations about future events that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, our forward-looking statements should not be relied on as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected or implied in our forward-looking statements. The matters discussed in this warning should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our 2018 Annual Report, including the “Risk Factors” section of our 2018 Annual Report. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part II. Other Information
Item 1A. Risk Factors
Other than as provided below, and the update to “Our revenues may be highly variable” risk factor set forth in our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2019, there have been no material changes to risk factors from those we previously disclosed in our 2018 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2019:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
April 2019	2,474	$63.15	N/A	N/A
Total	2,474	$63.15	N/A	N/A

(1)
These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of one of our Directors and a former employee of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (1)
3.2	Articles of Amendment, filed July 30, 2015 (1)
3.3	Articles of Amendment, filed September 11, 2015 (1)
3.4	Articles of Amendment, filed March 9, 2016 (2)
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017 (3)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock (4)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Government Properties Income Trust (now known as Office Properties Income Trust) (1)
4.3	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Hospitality Properties Trust (1)
4.4	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Office Properties Income Trust (as successor in interest to Select Income REIT) (1)
4.5	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and Senior Housing Properties Trust (1)
4.6	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (1)
10.1	Third Amendment to Lease, by and between the Registrant and ABP Trust, dated as of June 13, 2019 (5)
10.2	Summary of Director Compensation (6)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Amendment to Credit Agreement, dated May 3, 2019, between Tremont Mortgage Trust and Tremont Realty Advisors LLC (7)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on September 15, 2017.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on June 14, 2019.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on April 4, 2019.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on May 10, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: August 9, 2019