Form 10-K
period 2019-09-30
RMR GROUP INC.
filed 2019-11-22
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting shares of Class A common stock, $0.001 par value, of the registrant held by non-affiliates was approximately $436.3 million based on the $60.98 closing price per common share on The Nasdaq Stock Market LLC, on March 31, 2019. For purposes of this calculation, an aggregate of 8,074,248 common shares of Class A common Stock, held directly by, or by affiliates of, the directors and executive officers of the registrant have been included in the number of common shares held by affiliates.
As of November 21, 2019, there were 15,302,320 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2020 annual meeting of shareholders are incorporated by reference in Part III of this Form 10- K.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Our forward-looking statements reflect our current views, intents and expectations with respect to, among other things, our operations and financial performance. Our forward-looking statements can be identified by the use of words such as “outlook,” “believe,” “expect,” “potential,” “will,” “may,” “estimate,” “anticipate” and derivatives or negatives of such words or similar words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be factors that could cause actual outcomes or results to differ materially from those stated or implied in these statements. We believe these factors include, but are not limited to the following:

•	substantially all our revenues are derived from services to a limited number of client companies;

•	our revenues are highly variable;

•	changing market conditions that may adversely impact our client companies and our business with them;

•	potential terminations of our management agreements with our client companies;

•
our ability to expand our business depends upon the growth and performance of our client companies and our ability to obtain or create new clients for our business and is often dependent upon circumstances beyond our control;

•	the ability of our client companies to operate their businesses profitably and to grow and increase their market capitalizations and total shareholder returns;

•	litigation risks;

•
risks related to acquisitions, dispositions and other activities by or among our client companies, such as Service Properties Trust’s (formerly known as Hospitality Properties Trust) recent acquisition of a portfolio of net leased properties for $2.4 billion, including, among other things, whether the costs and benefits of such acquisition will be as expected;

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
For example:

•
We have a limited number of client companies. We have or had long term contracts with our Managed Equity REITs (collectively, Industrial Logistics Properties Trust, a Maryland real estate investment trust, including its subsidiaries, or ILPT; Office Properties Income Trust, a Maryland real estate investment trust, including its subsidiaries, or OPI; Select Income REIT, or SIR (until it ceased to exist on December 31, 2018); Senior Housing Properties Trust, a Maryland real estate investment trust, including its subsidiaries, or SNH; and Service Properties Trust (formerly known as Hospitality Properties Trust), a Maryland real estate investment trust, including its subsidiaries, or SVC); however, the other contracts under which we earn our revenues are for shorter terms, and the long term contracts with our Managed Equity REITs may be terminated in certain circumstances. The termination or loss of any of our management contracts may have a material adverse impact upon our revenues, profits, cash flows and business reputation;

•
Our base business management fees earned from our Managed Equity REITs are calculated monthly based upon the lower of each real estate investment trust’s, or REIT’s, cost of its applicable assets and such REIT’s market capitalization. Our business management fees earned from our Managed Operators (collectively, Five Star Senior Living Inc., a Maryland corporation, including its subsidiaries, or Five Star; Sonesta International Hotels Corporation, a Maryland corporation, including its subsidiaries, or Sonesta; and TravelCenters of America Inc., a

i

Maryland corporation, including its subsidiaries, or TA) are calculated based upon certain revenues from each operator’s business. Accordingly, our future revenues, income and cash flows will decline if the business activities, assets or market capitalizations of our client companies decline;

•
The fact that we earned significant incentive business management fees from certain Managed Equity REITs in the calendar years 2018, 2017 and 2016 may imply that we will earn incentive business management fees in future years. The incentive business management fees which we may earn from our Managed Equity REITs are based upon total returns realized by the REITs’ shareholders compared to the total shareholders return of certain identified indices. We have only limited control over the total returns realized by shareholders of our Managed Equity REITs and effectively no control over indexed total returns. There can be no assurance that we will earn any incentive business management fees in the future;

•
We currently intend to pay a regular quarterly dividend of $0.38 per Class A common share and Class B-1 common share. Our dividends are declared and paid at the discretion of our board of directors. Our board may consider many factors when deciding whether to declare and pay dividends, including our current and projected earnings, our cash flows and alternative uses for any available cash. Our board may decide to lower or even eliminate our dividends. There can be no assurance that we will continue to pay any regular dividends or with regard to the amount of dividends we may pay;

•
We have undertaken new initiatives and are considering other initiatives to grow our business and any actions we may take to grow our business may not be successful. In addition, any investments or repositioning of the properties we or our client companies may make or pursue may not increase the value of the applicable properties, offset the decline in value those properties may otherwise experience, or increase the market capitalization or total shareholder returns of our client companies; and

•
We state that The RMR Group LLC’s $100.0 million commitment to the RMR Office Property Fund LP, or the Open End Fund, may be drawn in the future by the Open End Fund. The acquisition environment for office properties in the United States is competitive and the Open End Fund may not be successful in drawing and investing all, or any, of this capital.

There are or will be additional important factors that could cause business outcomes or financial results to differ materially from those stated or implied in our forward-looking statements. For example, changing market conditions may lower the market value of our Managed Equity REITs or cause the revenues of our Managed Operators to decline and, as a result, our revenues may decline.
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

ii

THE RMR GROUP INC.
2019 FORM 10-K ANNUAL REPORT

iii

PART I
Item 1. Business
Our Company
The RMR Group Inc., or RMR Inc., is a holding company incorporated as a Maryland corporation on May 28, 2015 and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC. RMR LLC is a Maryland limited liability company. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. In this Annual Report on Form 10-K, unless otherwise indicated, “we”, “us” and “our” refers to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC.
As of September 30, 2019, RMR Inc. owns 15,302,710 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent approximately 52.1% of the economic interest of RMR LLC. ABP Trust, owns 15,000,000 redeemable Class A Units, representing approximately 47.9% of the economic interest of RMR LLC. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns a majority of ABP Trust’s voting securities.
Since its founding in 1986, RMR LLC has substantially grown assets under management and the number of real estate businesses it manages. As of September 30, 2019, we had $32.8 billion of assets under management and managed twelve client companies. For more information about our calculation of assets under management, see Item 6, Selected Financial Data, included in Part II of this Annual Report on Form 10-K.
Our business primarily consists of providing management services to four real estate investment trusts, or REITs, whose securities are listed on The Nasdaq Stock Market LLC, or Nasdaq, (Industrial Logistics Properties Trust, a Maryland REIT, or ILPT; Office Properties Income Trust, a Maryland REIT, or OPI; Senior Housing Properties Trust, a Maryland REIT, or SNH; and Service Properties Trust (formerly known as Hospitality Properties Trust), a Maryland REIT, or SVC), and three real estate operating companies, or our Managed Operators (Five Star Senior Living Inc., a Maryland corporation, or Five Star; Sonesta International Hotels Corporation, a Maryland corporation, or Sonesta; and TravelCenters of America Inc., a Maryland corporation, or TA).
Until December 31, 2018, RMR LLC provided management services to Select Income REIT, or SIR. On December 31, 2018, SIR merged with and into a subsidiary of OPI (then named Government Properties Income Trust, or GOV), or the GOV/SIR Merger, which then merged with and into OPI, with OPI as the surviving entity. The combined company continues to be managed by RMR LLC pursuant to OPI’s business and property management agreements with RMR LLC. ILPT, OPI, SNH, SVC and, until December 31, 2018, SIR, are collectively referred to as the Managed Equity REITs.
As manager of the Managed Equity REITs, we are responsible for implementing investment strategies and managing day to day operations, subject to supervision and oversight by each Managed Equity REIT’s board of trustees. The Managed Equity REITs have no employees, and we provide the personnel and services necessary for each Managed Equity REIT to conduct its business. The Managed Equity REITs invest in diverse income producing properties across multiple real estate asset classes as follows:

•
ILPT (Nasdaq: ILPT) primarily owns and leases industrial and logistics properties. As of September 30, 2019, ILPT owned 300 properties, including 226 buildings, leasable land parcels and easements in Oahu, Hawaii and 74 buildings located in 29 other states.

•
OPI (Nasdaq: OPI) primarily owns office properties leased to single tenants and those with high quality credit characteristics, including the government. As of September 30, 2019, OPI owned 200 properties located in 36 states and the District of Columbia.

•	SNH (Nasdaq: SNH) primarily owns senior living, medical office and life science properties. As of September 30, 2019, SNH owned 436 properties located in 41 states and the District of Columbia.

•
SVC (Nasdaq: SVC) primarily owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. As of September 30, 2019, SVC owned 1,274 properties (328 hotels and 946 net lease properties) located in 48 states, Puerto Rico, Canada and the District of Columbia.

We also provide management services to the Managed Operators that have diverse businesses as follows:

•
Five Star (Nasdaq: FVE) operates senior living communities, many of which are owned by SNH. As of September 30, 2019, Five Star operated 267 senior living communities located in 32 states, including 190 communities that it owned or leased and 77 communities that it managed.

•
Sonesta is a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and some of those U.S. hotels are owned by SVC. As of September 30, 2019, Sonesta’s business included 78 properties in seven countries.

•
TA (Nasdaq: TA) operates and franchises travel centers along the U.S. Interstate Highway System, many of which are owned by SVC, and standalone truck service facilities and restaurants. As of September 30, 2019, TA’s business included operating or franchising 304 properties of which TA owns 58 (51 travel centers, six standalone restaurants and one truck service facility) located in 44 states and Canada.

RMR Advisors LLC, or RMR Advisors, a wholly owned subsidiary of RMR LLC, is an investment advisor registered with the Securities and Exchange Commission, or SEC, which provides advisory services to the RMR Real Estate Income Fund (NYSE MKT: RIF), or RIF, a closed end investment company focused on investing in real estate securities, including REITs and other dividend paying securities (excluding our Client Companies, as defined below).
On August 5, 2016, we acquired certain assets of Tremont Realty Capital LLC, or the Tremont business, which principally originates and manages real estate debt and debt-like financings. As part of this transaction, Tremont Realty Advisors LLC, or Tremont Advisors, a wholly owned subsidiary of RMR LLC and an investment advisor registered with the SEC, was assigned the investment management contracts of the Tremont business. Tremont Advisors manages Tremont Mortgage Trust (Nasdaq: TRMT), or TRMT, a mortgage REIT that focuses primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate.
On July 31, 2018, RMR LLC entered into a transaction agreement pursuant to which RMR LLC committed to contribute up to $100.0 million and, on September 1, 2018, ABP Trust contributed $206.3 million of owned office properties to a newly formed private open end real estate fund, the RMR Office Property Fund LP, or the Open End Fund. The Open End Fund is focused on the acquisition, ownership and leasing of a diverse portfolio of commercial office properties throughout the United States. The Open End Fund’s General Partner is a wholly owned subsidiary of ABP Trust, and RMR LLC and ABP Trust are limited partners of the Open End Fund. RMR LLC provides administrative and property management services to the Open End Fund.
RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, and ABP Trust. We refer to the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC, the Open End Fund, and ABP Trust, and the clients of the Tremont business as our Client Companies. We refer to the Managed Equity REITs and TRMT collectively as the Managed REITs.
Our Business Strategy
Our business strategy is to provide an expanded range of management services to our existing Client Companies, as well as to diversify the number of clients to which we provide services and the sources of capital upon which those clients may rely for growth.
We believe that we have several strengths that distinguish our business from other alternative asset managers:

•
Revenue Base. Our revenues are primarily from fees earned under long term agreements with high credit quality companies, many of which are permanent capital vehicles. Our agreements with the Managed Equity REITs are 20 year term evergreen contracts with significant termination fees payable in certain circumstances. For the fiscal year ended September 30, 2019, fees earned from the Managed Equity REITs represented 90.1% of our total revenue.

•
Cash Flow and Dividend. Our net income and Adjusted EBITDA for the fiscal year ended September 30, 2019 were $169.0 million and $108.4 million, respectively, and we have no debt outstanding. Our prior dividend rate of $0.35 per share per quarter ($1.40 per share per year) has been well covered by our earnings and cash flows. We recently announced an increased dividend rate of $0.38 per share per quarter ($1.52 per share per year), beginning with the quarterly dividend that we paid on November 14, 2019. This new dividend rate remains well covered by our earnings and cash flows. Adjusted EBITDA is a non U.S. generally accepted accounting principles, or GAAP, financial measure. For a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA, see footnote (3) to “Selected Financial Data” on page 31.

•
Broad Real Estate Experience. We provide management services to a wide range of real estate assets and businesses that include healthcare facilities, senior living and other apartments, hotels, office buildings, industrial buildings, leased lands, net-lease service and necessity-based retail, including travel centers, and various specialized properties such as properties leased to government tenants and properties specially designed for medical and biotech research. The properties and businesses we managed as of September 30, 2019, are located throughout the United States in 48 states and Washington D.C., and in Puerto Rico and Canada.

•
Growth. Since the founding of RMR LLC in 1986, we have substantially grown our real estate assets under management and the number and variety of real estate businesses we manage. As of September 30, 2019, we had $32.8 billion of assets under management, including more than 2,200 properties. The synergies among our clients may also facilitate their and our growth. We assist our clients in realizing investment opportunities by working together to make acquisitions, obtain financing, identifying possible joint venture partners, completing redevelopment activities, and facilitating capital recycling from strategic property dispositions.

In addition, we expect to use our operating cash flow and we may use our equity or incur debt to fund our growth and diversify our operations. Examples of the diversification of our operations are TRMT and our commitment of $100.0 million to the Open End Fund. TRMT is our first mortgage REIT and the Open End Fund is our first private open end real estate fund.

•
Quality and Depth of Management. Our highly qualified and experienced management team provides a broad base of deep expertise to our clients. Our senior management has worked together through several business cycles in which they acquired, financed, managed and disposed of real estate assets and started real estate businesses. As of September 30, 2019, we employed approximately 600 real estate professionals in more than 30 offices throughout the United States, and the companies we manage collectively had over $12.0 billion of annual revenues and nearly 50,000 employees. We have also assisted our clients to grow by successfully accessing the capital markets; since our founding in 1986, our clients have successfully completed over $38.0 billion of financing in over 170 capital raising transactions.

•
Alignment of Interests. We believe our structure fosters strong alignment of interests between our principal executive officer and our shareholders because our principal executive officer, Adam D. Portnoy, has a 51.6% economic interest in RMR LLC. Alignment of interests also exists between us and our Managed Equity REITs due to the manner upon which we earn base management fees and incentive management fees under our Management Agreements with the Managed Equity REITs, as described in more detail below.

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
Business Management Agreement Services
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
Subject to the overall management, direction and oversight of the Board of Trustees of each Managed Equity REIT, RMR LLC has the responsibility to:

•
provide research and economic and statistical data in connection with the Managed Equity REIT’s real estate investments and recommend changes in the Managed Equity REIT’s real estate investment policies when appropriate;

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

•
administer bookkeeping and accounting functions as required for the Managed Equity REIT’s business and operation, contract for audits and prepare or cause to be prepared reports and filings required by a governmental authority in connection with the conduct of the Managed Equity REIT’s business, and otherwise advise and assist the Managed Equity REIT with its compliance with applicable legal and regulatory requirements;

•
advise and assist in the preparation of all equity and debt offering documents and all registration statements, prospectuses or other documents filed by the Managed Equity REIT with the SEC or any state;

•	retain counsel, consultants and other third party professionals on behalf of the Managed Equity REIT;

•	provide internal audit services;

•	advise and assist with the Managed Equity REIT’s risk management and business oversight function;

•	advise and assist the Managed Equity REIT with respect to the Managed Equity REIT’s public relations, preparation of marketing materials, internet website and investor relations services;

•	provide communication facilities for the Managed Equity REIT and its officers and trustees and provide meeting space as required;

•	provide office space, equipment and experienced and qualified personnel necessary for the performance of the foregoing services; and

•
to the extent not covered above, advise and assist the Managed Equity REIT in the review and negotiation of the Managed Equity REIT’s contracts and agreements, coordination and supervision of all third party legal services and oversight for processing of claims by or against the Managed Equity REIT.

Property Management Agreement Services
Under each property management agreement, RMR LLC is required to act as managing agent for each Managed Equity REIT’s properties and devote such time, attention and effort as may be appropriate to operate and manage the Managed Equity REIT’s properties in a diligent, orderly and efficient manner. Subject to the overall management and supervision of the Board of Trustees of each Managed Equity REIT, RMR LLC has the responsibility to:

•	seek tenants for the Managed Equity REIT’s properties and negotiate leases;

•	collect rents and other income from the Managed Equity REIT’s properties;

•	make contracts for, and supervise repairs and/or alterations on, the Managed Equity REIT’s properties;

•	for the Managed Equity REIT’s account and at its expense, hire, supervise and discharge employees as required for the efficient operation and maintenance of the Managed Equity REIT’s properties;

•	obtain appropriate insurance for the Managed Equity REIT’s properties and notify the Managed Equity REIT’s insurance carriers with respect to casualties or injuries at the properties;

•	procure supplies and other necessary materials;

•
pay from rental receipts, other income derived from the Managed Equity REIT’s properties or other monies made available by the Managed Equity REIT for such purpose, all costs incurred in the operation of the Managed Equity REIT’s properties that are expenses of the Managed Equity REIT;

•	establish reasonable rules and regulations for tenants of the Managed Equity REIT’s properties;

•
institute or defend, on the Managed Equity REIT’s behalf and in the Managed Equity REIT’s name, any and all legal actions or proceedings relating to the operation of the Managed Equity REIT’s properties;

•
maintain the books and records of the Managed Equity REIT reflecting the management and operation of the Managed Equity REIT’s properties and prepare and deliver statements of expenses for tenants of the REIT’s properties;

•	aid, assist and cooperate with the Managed Equity REIT in matters relating to taxes and assessments and insurance loss adjustments;

•	provide emergency services as may be required for the efficient management and operation of the Managed Equity REIT’s properties; and

•	arrange for day to day operations of the Managed Equity REIT’s properties, including water, fuel, electricity, cleaning and other services.
Term and Termination
The terms of the business and property management agreements with each Managed Equity REIT end on December 31, 2039, and automatically extend on December 31st of each year so that the terms thereafter end on the 20th anniversary of the date of the extension. A Managed Equity REIT has the right to terminate its management agreements with RMR LLC: (1) at any time upon 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. RMR LLC has the right to terminate the management agreements for good reason, as defined in the agreements.
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
Business Management Agreement Fees and Expense Reimbursement
Each business management agreement between RMR LLC and a Managed Equity REIT provides for (i) an annual base management fee, payable monthly in arrears, and (ii) an annual incentive business management fee.
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

The annual incentive business management fee payable by each Managed Equity REIT, if any, is calculated as follows:

•
The incentive business management fee is calculated as an amount equal to 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the measurement period, and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share realized by its common shareholders (i.e. share price appreciation plus dividends) or the “total return per share,” exceeds the total shareholder return of a specified REIT index, the “benchmark return per share,” for the relevant measurement period, with each of (a) and (b) subject to adjustments for common shares issued by the Managed Equity REIT during the measurement period.

•	The specified REIT index utilized to calculate the benchmark return per share for each of our Managed Equity REITs when calculating the incentive business management fees is as follows:

◦
ILPT: On December 31, 2018, our business management agreement with ILPT was amended to provide that for periods beginning on and after January 1, 2019, the SNL U.S. Industrial REIT Index would be utilized. Prior to January 1, 2019, the SNL U.S. REIT Equity Index was utilized.

◦
OPI: On December 31, 2018, our business management agreement with OPI was amended to provide that for periods beginning on and after January 1, 2019, the SNL U.S. Office REIT Index would be utilized. Prior to January 1, 2019, the SNL U.S. REIT Equity Index was utilized.

◦	SNH: SNL U.S. REIT Healthcare Index

◦	SVC: SNL U.S. REIT Hotel Index

•	No incentive business management fee is payable by the Managed Equity REIT unless its total return per share during the measurement period is positive.

•
The measurement period for an annual incentive business management fee is defined as the three year period ending on December 31 of the year for which such fee is being calculated, except for ILPT, whose annual incentive business management fee is based on a shorter period from its initial public offering on January 12, 2018 through the applicable calendar year end.

•
If the Managed Equity REIT’s total return per share exceeds 12% per year in the measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the specified REIT index for such measurement period and 12% per year, or the “adjusted benchmark return per share.” In instances where the adjusted benchmark return per share applies, the incentive fee will be reduced if the Managed Equity REIT’s total return per share is between 200 basis points and 500 basis points below the specified REIT index by a low return factor, as defined in the applicable business management agreement, and there will be no incentive business management fee paid if, in these instances, the Managed Equity REIT’s total return per share is more than 500 basis points below the specified REIT index.

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

•
Incentive fees paid by the Managed Equity REIT for any measurement period may be subject to certain “clawback” if the financial statements of the Managed Equity REIT for that measurement period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC and the amount of the incentive fee paid by the Managed Equity REIT was greater than the amount it would have paid based on the restated financial statements.

If the business management agreement is terminated, the base business management fee and incentive business management fee due in respect of any partial period prior to the date of termination will be prorated as provided in the agreement.
In connection with the GOV/SIR Merger, we agreed to waive our right to receive payment of the termination fee otherwise due under our business and property management agreements with SIR, as after the merger, we continued to manage the combined company under our existing business and property management agreements with OPI and continued to manage ILPT under our existing business and property management agreements with ILPT.
Under each business management agreement: the Managed Equity REIT pays or reimburses RMR LLC for all of the expenses relating to the Managed Equity REIT’s activities, including the costs and expenses of investigating, acquiring, owning and disposing of its real estate (third party property diligence costs, appraisal, reporting, audit and legal fees), its costs of borrowing money, its costs of securities listing, transfer, registration and compliance with reporting requirements and its costs of third party professional services, including legal and accounting fees, and as otherwise agreed; and RMR LLC bears its general and administrative expenses relating to its performance of its obligations under the agreement, including expenses of its personnel, rent and other office expenses. Also, the allocable cost of internal audit services is reimbursed by each Managed Equity REIT to RMR LLC.

Property Management Agreement Fees and Expense Reimbursement
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
Other Provisions
Under both the business and property management agreements, each Managed Equity REIT has agreed to indemnify RMR LLC, its members, officers, employees and affiliates against liabilities relating to acts or omissions of RMR LLC with respect to the provision of services by RMR LLC, except to the extent such provision of services was in bad faith or fraudulent, constituted willful misconduct or was grossly negligent. In addition, each management agreement provides that any disputes, as defined in those agreements, arising out of or relating to the agreement or the provision of services pursuant thereto, upon the demand of a party to the dispute, will be subject to mandatory arbitration in accordance with procedures provided in the agreement.
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
Each Managed Operator pays RMR LLC a fee under its business management agreement in an amount equal to 0.6% of: (i) for Five Star, Five Star’s revenues from all sources reportable under GAAP, other than revenues reportable by Five Star with respect to properties for which Five Star provides management services, plus the gross revenues of properties managed by Five Star determined in accordance with GAAP; (ii) for Sonesta, Sonesta’s revenues from all sources reportable under GAAP, other than any revenues reportable by Sonesta with respect to hotels for which Sonesta provides management services, plus the revenues of hotels managed by Sonesta (except to the extent such managed hotel revenues are included in Sonesta’s gross revenues under GAAP); and (iii) for TA, the sum of TA’s gross fuel margin, determined as TA’s fuel sales revenues less its cost of fuel sales, plus TA’s total nonfuel revenues. In addition, the business management agreement with each Managed Operator provides that the compensation of senior executives of the Managed Operator, who are also employees or officers of RMR LLC, is the responsibility of the party to or on behalf of which the individual renders services. In the past, because at least 80.0% of each of these executives’ business time was devoted to services to the Managed Operator, 80.0% of these executives’ total cash compensation was paid by the Managed Operator and the remainder was paid by RMR LLC.
The terms of the business management agreements with each Managed Operator end on December 31, 2019, and automatically extend for successive one year terms, unless RMR LLC or the applicable Managed Operator gives notice of non-renewal before the expiration of the applicable term. Also, a Managed Operator may terminate its business management agreement at any time (i) for Five Star and TA, on 60 days’ notice and RMR LLC may terminate such agreements at any time on 120 days’ notice and (ii) for Sonesta, on 30 days’ notice and RMR LLC may terminate its agreement with Sonesta on 30 days’ notice. If Five Star or TA terminates or elects not to renew its agreement, other than for cause as defined in each agreement, the Managed Operator is obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.
Each Managed Operator has agreed to indemnify RMR LLC, its members, officers, employees and affiliates against liabilities relating to acts or omissions of RMR LLC with respect to the provision of services by RMR LLC, except to the extent such provision of services was in bad faith or was grossly negligent. In addition, each agreement provides that any disputes, as defined in those agreements, arising out of or relating to the agreement or the provision of services pursuant thereto, upon the demand of a party to the dispute, shall be subject to mandatory arbitration in accordance with procedures provided in the agreement.

Our Management Agreements with AIC, ABP Trust and the Open End Fund
RMR LLC provides business management services to AIC for a fee calculated as 3.0% of the total premiums paid for insurance arranged by AIC. AIC’s property insurance program expired on June 30, 2019 and was not continued. As a result, AIC has not incurred any management fees payable to RMR LLC since that date. AIC is currently in the process of dissolving.
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
RMR LLC manages the Open End Fund and receives annual fund administration fees equal to 1.0% of the Open End Fund’s net asset value, property management fees equal to 3.0% of all rents collected from commercial real estate investments, and 5.0% of costs of construction or any improvement at commercial real estate investments held by the Open End Fund.
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
RMR Advisors’ agreement with RIF continues until September 7, 2020 and continues thereafter from year to year or for such longer term as may be approved by RIF’s board of trustees, as permitted by the Investment Company Act of 1940, as amended, or the Investment Company Act. So long as required by the Investment Company Act, the agreement is terminable by RIF on 60 days’ notice and automatically in the event of an assignment, as defined in the Investment Company Act.
Tremont Advisors is party to a management agreement with TRMT. Pursuant to this agreement, Tremont Advisors provides TRMT with a continuous investment program, makes day to day investment decisions and generally manages the business affairs of TRMT in accordance with TRMT’s investment objectives and policies.
Tremont Advisors is compensated pursuant to its management agreement with TRMT at an annual rate of 1.5% of TRMT’s equity, as defined in the agreement. Tremont Advisors may also earn an incentive fee under the management agreement beginning in the fourth quarter of calendar year 2018 equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) TRMT’s core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) TRMT’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Advisors with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless TRMT’s core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from the date of the completion of the TRMT initial public offering) in the aggregate is greater than zero. The incentive fee may not be less than zero. In June 2018, Tremont Advisors agreed to waive any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020. In addition, no incentive fee was or will be paid or payable by TRMT to Tremont Advisors for the 2018 or 2019 calendar years.
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
In the event the management agreement is terminated by TRMT without a cause event or by Tremont Advisors for a material breach, TRMT will be required to pay Tremont Advisors a termination fee equal to (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to Tremont Advisors during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs within 24 months of its initial commencement, the base management fee and the incentive fee will be annualized for such two year period based on such fees earned by Tremont Advisors during such period, plus (b) an amount equal to the initial organizational costs related to TRMT’s formation and the costs of the TRMT initial public offering and the concurrent private placement paid by Tremont Advisors. No termination fee will be payable if the management agreement is terminated by TRMT for a cause event or by Tremont Advisors without TRMT’s material breach.
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
TA is also required to comply with federal and state regulations regarding the storage and sale of petroleum and natural gas products and franchising of petroleum retailers. In addition, as a result of TA’s involvement in gaming operations, TA and certain of its subsidiaries are subject to gaming regulations in Illinois, Louisiana, Montana, Nevada and Pennsylvania; and because SVC owns TA properties where gaming occurs, SVC is also subject to gaming regulations in some of those jurisdictions.
RMR Advisors and Tremont Advisors is each registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act. RMR Advisors provides investment advisory and administrative services to RIF. RIF is a closed end investment company registered under the Investment Company Act of 1940, as amended, or the Investment Company Act. In addition to providing investment advisory services to TRMT, Tremont Advisors also provides investment advisory services to private funds and separately managed accounts that principally make commercial real estate debt investments. The Tremont business may also act as transaction originators for its non-investment advisory clients. These activities result in certain aspects of our asset management business being supervised by the SEC and requires our compliance with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations. TRMT intends to conduct its business in a manner that does not require its registration under the Investment Company Act and, to do so, may rely on any available exemption from registration, or exclusion from the definition of “investment company,” under the Investment Company Act. To maintain this exemption from registration, TRMT will be required to ensure the composition of its portfolio complies with certain tests.
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
Competition
The asset management industry is intensely competitive, and we expect it to remain so. Our continued growth will depend upon our ability to manage or assist our Client Companies in an effective manner and identify and execute on opportunities to expand our services to new clients and new sources of capital.
Our existing Client Companies face significant competition in their respective sectors or industries. The Managed Equity REITs and the Open End Fund compete on a national and regional basis with many third parties engaged in real estate investment activities including other publicly traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, private equity funds and other investors. Five Star competes with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Sonesta competes with other hotel operators and franchisors. TA competes on a national and local basis with companies operating travel centers, as well as retailers operating in the convenience store and retail gas station industries and in the restaurant business. TRMT competes on a national and regional basis with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including funds or investors that we or our affiliates may sponsor, advise or manage), banks, credit unions, insurance companies and other financial institutions.
We compete with other businesses in the real estate management and asset management businesses. Many of these competitors may have greater financial, technical, marketing and other resources than we or our Client Companies have. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital, greater business scale and enhanced operating efficiencies. Certain competitors may also be subject to different regulatory regimes or rules that may allow them more flexibility or better access to pursue potential investments and raise capital for themselves or their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessments or lower return thresholds, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities. Our ability and the ability of our Client Companies to continue to compete effectively will depend in large part upon the ability to attract, retain and motivate employees.
Employees
As of September 30, 2019, RMR LLC employed approximately 600 real estate professionals in more than 30 offices throughout the United States, and the companies managed by RMR LLC collectively had nearly 50,000 employees. None of our employees is subject to a collective bargaining agreement, but certain employees of our Client Companies are.
Internet Website
Our internet website address is www.rmrgroup.com. We make available, free of charge, through the “Investors & Media” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website (sec.gov).
The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included on our website in the “Investors & Media” section. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
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
We can remain an emerging growth company up to September 30, 2021, unless we:

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

Based on the current market value of our non-affiliated public float of our Class A Common Shares, we currently expect that we may cease to be an emerging growth company as of September 30, 2020.
Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. Prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occur, our business, financial condition or results of operations and the trading price of our securities could decline. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.
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
Our revenues may be highly variable.
RMR LLC’s business management agreement with each Managed Equity REIT provides for a base business management fee that is based on the lower of the average historical costs of the Managed Equity REIT’s assets under management or its average market capitalization, as calculated in accordance with the applicable business management agreement, and an incentive business management fee that is based on the Managed Equity REIT’s relative outperformance of a specified REIT total shareholder return index. The management fees we earn under these agreements are highly variable. For example, the base business management fee payable by a Managed Equity REIT may increase or decrease materially as the Managed Equity REIT acquires or disposes of real estate assets or its market capitalization increases or decreases. In addition, our earning incentive fees under these agreements is not assured; we generally only earn an incentive business management fee under our business management agreement with a Managed Equity REIT if it outperforms an identified REIT total shareholder return index during the measurement period and certain other conditions are satisfied, as measured at the end of the applicable measurement period. The shareholder returns realized by a Managed Equity REIT, its market capitalization and its ability to raise capital or make investments may be impacted by trends in the Managed Equity REIT’s portfolio, the U.S. real estate industry generally, the Managed Equity REIT’s industry specifically or other factors that are outside of our or its control. Further, the fees we earn under our property management agreements with the Managed Equity REITs are based on a percentage of the rents our Managed Equity REITs receive and a percentage of the costs of construction, in each case, at properties we manage for them. To the extent our Managed Equity REITs receive reduced rent or incur lower construction costs, our revenues may significantly decline. Also, the fees under our management agreements with the Managed Operators are based on a percentage of revenues (in the case of TA, gross fuel margin and nonfuel revenues) earned by them or generated at the properties they manage. A material decline in those revenues may significantly reduce our revenues.
We may not realize the level of revenues we have earned in the past under our management agreements and advisory agreements with our Client Companies and the amount of fees we receive may decrease. The revenues we earn may fluctuate significantly and may materially decline. For example, in the fiscal years ended September 30, 2019, 2018 and 2017, incentive business management fees earned from the Managed Equity REITs were 39.9%, 44.3% and 22.6%, respectively, of our management and advisory services revenues. If we do not earn incentive fees, our future revenues may be significantly less than our historical revenues. Additionally, OPI and SNH are executing on their stated goals of disposing up to $700 million and $900 million, respectively, in assets, and SVC has stated that it intends to sell up to $800 million in assets, in each case as part of their near term capital plans to reduce leverage. These sales could reduce our business and property management services revenue, despite our Client Companies’ acquisition activities, including SVC’s acquisition in September 2019 of a portfolio of net leased properties for $2.4 billion. Additionally, our business management fees and incentive management fees are also adversely impacted when Managed Equity REITs’ share prices decline. Due to recent declines in the share prices of our Managed Equity REITs, most notably OPI and SNH, we could experience adverse impacts to our operating results.

Our management and advisory agreements with our Client Companies are subject to termination, and any such termination could have a material adverse effect on our business, results of operations and financial condition.
Our management and advisory agreements with our Client Companies may be terminated by a Client Company or by us in certain circumstances. Depending upon the circumstances of a termination, we may or may not be entitled to receive a termination fee. If any of our management or advisory agreements with a Client Company is terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of a management agreement with a Client Company, we may be unable to invest the after tax proceeds from the termination fee we receive in opportunities that earn returns equal to or greater than the revenues lost as a result of the terminated management agreement. The termination of our management agreement or advisory agreement with any of our Client Companies could have a material adverse impact on our business, results of operations and financial condition.
The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the United States generally.
Our business and operations are significantly dependent on conditions in the commercial real estate industry, which in turn is impacted by general economic conditions in the United States. Commercial real estate markets in the United States were significantly negatively impacted during the most recent recession. Although commercial real estate markets have improved, with valuations approaching, and in some cases exceeding, 2007 levels, new challenges have arisen, including uncertain U.S. Federal Reserve policy regarding interest rates, increasing real estate development activities, recent declines in global economic conditions and global trade policies and actions. Adverse conditions in the commercial real estate industry and declining real estate values could harm our business and financial condition by limiting our and our Client Companies’ access to debt and equity capital and our and their ability to grow our and their businesses. Adverse conditions may also give rise to an increase in tenant defaults under our Client Companies’ leases, defaults of TRMT’s loans and other investments, and decreased market capitalizations for the Managed Equity REITs. An economic slowdown or recession or declining real estate values could materially and adversely affect us and our Client Companies.
The asset management business is highly competitive.
Our business is highly competitive, and our success will be determined by a variety of factors, including, without limitation, the following:

•	other asset managers may have greater financial, technical, marketing and other resources and more personnel than our Client Companies and we do;

•	other asset managers may offer more services than we do or may be more adept at developing, marketing and managing new services than we are;

•	our Client Companies may not perform as well as other companies, including companies managed by other asset managers;

•	other asset managers and the companies that compete with our Client Companies may have access to more capital or access to capital at lower costs than our Client Companies and we do;

•	other asset managers may have stronger ties within certain industries or communities from which they identify investment opportunities;

•
other asset managers and the companies that compete with our Client Companies may have higher risk tolerance, different risk assessment or a lower return threshold, which could allow them to acquire a wider variety of assets and a broader range of investments and as a result we and our Client Companies may grow our business less and more slowly than those competitors;

•
there are few barriers to entry into the asset management business, and the successful efforts of new entrants into the asset management business are expected to continue to result in increased competition;

•	other asset managers may have better expertise or be regarded by potential clients as having better expertise with regard to specific assets or investments;

•	other asset managers may have more scalable platforms and may operate more efficiently than we do;

•	other asset managers may have better brand recognition than we have, and there is no assurance that we will maintain a positive brand in the future;

•	our competitors may from time to time recruit our employees away from us; and

•
the market for qualified professionals is intensely competitive, and our ability to continue to compete effectively will also depend upon our ability to attract, retain and motivate our key and talented personnel.

If we fail to compete effectively, our business, results of operations and financial condition may be materially adversely impacted.
Changes in market interest rates may significantly reduce our revenues or impede our growth.
Changes in market interest rates may be sudden and may significantly reduce our revenues or impede our growth. Since the most recent U.S. economic recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. The U.S. Federal Reserve steadily increased the targeted federal funds rate over the last several years, but recently took action to decrease its federal funds rate and may continue to make adjustments in the near future. Increases in market interest rates may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell the common shares of our Managed REITs is the distribution rate with respect to such shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate before investing in a Managed REIT or they may sell the Managed REITs’ common shares and seek alternate investments with a higher distribution rate. Sales of common shares of the Managed Equity REITs may cause a decline in the market prices of such shares, which reduces the market capitalizations and total shareholder returns of the Managed Equity REITs, which, in turn, may materially reduce the fees we earn under our business management agreements with them. Moreover, an increase in interest rates could raise borrowing costs for our Client Companies, negatively impact their access to capital to fund future growth, reduce their earnings and total shareholder returns and cause borrowers from TRMT to default, which may materially reduce the fees we earn under our business management agreements with our Client Companies.
Low market interest rates, particularly if they remain over a sustained period, may result in increased use of debt capital to fund property acquisitions, lower capitalization rates for property purchases and increased competition for property purchases, which may reduce the amount of property acquisitions by our Client Companies and, in turn, impede our ability to grow and realize increased management fees from our Client Companies.
Significant legal proceedings may adversely affect our results of operations or financial condition.
We and our clients are subject to the risk of litigation, derivative claims, securities class actions, regulatory and governmental investigations and other litigation including proceedings arising from investor dissatisfaction with the performance of our clients and our clients’ relationships with us and amongst themselves. If any claims were brought against us and resulted in a finding of substantial legal liability, the finding could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could significantly adversely impact our business. Allegations of improper conduct by private litigants or regulators, regardless of veracity, may harm our reputation, impact our relationship with our Client Companies and adversely impact the ability of our Client Companies and us to grow our respective businesses.
If we cannot retain and motivate our key and talented personnel and recruit, retain and motivate new talented personnel, our business, results and financial condition could be adversely affected.
Our continued success depends to a great extent on our ability to retain and motivate our key and talented personnel and strategically to recruit, retain and motivate new talented personnel. However, we may not be successful in these efforts as the market for qualified employees in the asset management industry is extremely competitive. Historically we have not had employment agreements with our key employees and we have no present intention to enter into any. Our ability to recruit, retain and motivate our personnel is dependent on our ability to offer attractive compensation, opportunities for professional growth and a desirable work environment. In addition, our Client Companies have historically granted equity awards to our officers and certain other employees of ours. If our Client Companies reduce the amount of, or stop making, similar grants in the future, or if the value of any equity awards they may grant are lower than anticipated, we may need to increase the amount of compensation we pay to offset the reduction in compensation our officers and other applicable employees would otherwise receive. In order to recruit and retain existing and future personnel, we may need to increase the level of compensation that we pay to them, which may cause a higher amount of our revenue to be paid out in the form of compensation, which may have an adverse impact on our profits.

We depend on our controlling shareholder and other key and talented personnel.
We depend on the efforts, skills, reputations and business contacts of our controlling shareholder, Adam D. Portnoy, and other key and talented personnel. The extent and nature of the experience of our executive officers and of the relationships they have with real estate professionals and financial institutions, although not a guarantee of positive results, are critical to the success of our business. The loss of the services of any of them or the loss of investor confidence in such personnel could have a material adverse effect on our revenues, operating income and cash flows and could impair our ability to maintain or grow assets under management in our Client Companies or otherwise maintain or grow our business.
We do not have significant experience managing a mortgage REIT or a private real estate investment fund.
With our acquisition of the Tremont business in 2016 and the closing of the initial public offering of TRMT in 2017, we entered the commercial real estate finance business. We do not have significant experience in this business, and our only experience managing a mortgage REIT is with TRMT. It took longer to invest TRMT’s capital than originally expected. In recognition of this longer investment period, Tremont Advisors agreed to waive the base management fee payable by TRMT for the period July 1, 2018 through June 30, 2020 and any incentive management fee that it may earn for the 2018 or 2019 calendar years. TRMT’s success, the return on our $17.7 million investment in TRMT common shares and the payment of the base management and incentive management fees, if any, payable to Tremont Advisors under its management agreement with TRMT after the waiver period will depend on numerous factors, including TRMT’s ability to make investments that generate attractive, risk-adjusted returns, as well as its ability to access financing on acceptable terms. Additionally, based on the length of time and the extent to which the market value of our TRMT investment was below our carrying value during the 2018 and 2019 fiscal years, we determined that the declines in fair value was other than temporary. Accordingly, we recorded impairments of $4.4 million and $6.2 million on our investment in TRMT during the fiscal years ended September 30, 2018 and 2019, respectively, to reduce the carrying value to its fair value. There can be no assurance that we will be successful in this business, that TRMT will achieve its objectives and operate successfully, or that we will earn fees from TRMT sufficient to recover the costs we have incurred or to provide a suitable return on our investment in TRMT.
In 2018, we entered the private, open end, real estate investment fund market through the formation of and our agreement to invest up to $100.0 million in the Open End Fund, our payment of approximately $1.6 million of costs related to the organization and commencement of the Open End Fund and our agreement to manage the Open End Fund. We have no experience investing in or managing a private real estate fund. The Open End Fund may not be successful in raising additional funds to further expand or successfully operate. There can be no assurance that the Open End Fund will achieve its objectives, or that it will identify and invest successfully in properties. The Open End Fund’s success, the return on our investment in the Open End Fund and fees payable to RMR LLC under its management agreements with the Open End Fund will depend on numerous factors, including its ability to make investments that generate attractive, risk-adjusted returns, as well as its ability to access financing on acceptable terms. There can be no assurance that we will be successful in managing this business, that the Open End Fund will achieve its objectives and operate successfully, or that we will earn fees from the Open End Fund sufficient to recover the costs we have incurred or to provide a suitable return on our investment in the Open End Fund.
We are subject to substantial regulation and numerous contractual obligations and internal policies, and failure to comply with these provisions could have a material adverse effect on our business, financial condition and results of operations.
We are subject to substantial regulation and numerous contractual obligations and internal policies. We are subject to regulation by the SEC, the Nasdaq, and other federal, state and local or international governmental bodies and agencies or self-regulatory organizations. Moreover, RMR Advisors and Tremont Advisors must comply with the Investment Advisers Act. We are also responsible for managing or assisting with the regulatory aspects of certain of our Client Companies, including the Managed REITs’ compliance with applicable REIT rules, RIF’s compliance with the Investment Company Act and TRMT’s maintenance of its exemption from registration under the Investment Company Act. The level of regulation and supervision to which we and our Client Companies are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. For example, we and TRMT may also be subject to state licensing requirements to conduct lending activities. The regulations to which we and our Client Companies are subject are extensive, complex and require substantial management time and attention. Our or our Client Companies’ failure to comply with any of the regulations, contractual obligations or policies applicable to it may subject us to extensive investigations, as well as substantial penalties and reputational risk, and our business and operations could be materially adversely affected.
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
The protection of Client Companies’, employee and company data is critically important to us. We rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and our internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees and tenants and lease data. If we experience material failures, inadequacies or interruptions or security failures of our information technology, we could incur material costs and losses. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to us or our Client Companies. We rely on commercially available systems, software, tools and monitoring, as well as our internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer and vendor information, such as personally identifiable information related to our employees and others and information regarding our and our Client Companies’ financial accounts. We take various actions, and we incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
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
The LLC Operating Agreement requires RMR LLC to make certain pro rata distributions to each member of RMR LLC, including RMR Inc., quarterly on the basis of the assumed tax liabilities of the members. From time to time, RMR LLC’s cash flows from operations may be insufficient to enable it to make required minimum tax distributions to its members. RMR LLC may have to borrow funds or sell assets to fund its distribution requirements, and thereby materially adversely affect our liquidity and financial condition. Further, by making cash distributions rather than investing that cash in our businesses, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise. In such event, we may not be able to implement our business and growth strategy to the extent intended. In addition, we may have to borrow additional amounts to fund our operations or make capital expenditures, in which case our borrowing costs would increase and our liquidity would be negatively impacted.
Risks Related to the Businesses of Our Client Companies
Five Star Senior Living Inc. and Senior Housing Properties Trust have agreed to restructure their business arrangements to address to Five Star Senior Living Inc.’s financial and operating challenges, but those arrangements are subject to conditions and, even if completed, may not result in the benefits they expect and the fees we earn from them may decline.
In April 2019, Five Star and SNH agreed to restructure their business arrangements. Five Star and SNH entered into a transaction agreement to address financial and operating challenges Five Star faces under current challenging conditions in the senior living industry. In connection with this agreement, among other things, all of the senior living communities that SNH owns that Five Star operates will be operated by Five Star pursuant to long term management agreements and Five Star will issue shares of its common stock to SNH and SNH’s shareholders such that, after giving effect to those issuances, SNH will own approximately 34% of Five Star’s outstanding common stock and SNH shareholders will receive shares representing approximately 51% of Five Star’s outstanding common stock. These transactions are expected to be completed on January 1, 2020, but they are subject to the satisfaction of certain conditions and they may be delayed or not consummated. Current conditions in the senior living industry are challenging and it is not certain whether, even if these transactions are completed, Five Star will be able to successfully operate its business or whether SNH will receive sufficient returns on its investment in its senior living communities. If Five Star is unable to operate its business successfully, the fees we earn from Five Star will decline and SNH may be materially and adversely impacted. SNH’s share price has experienced significant declines, which has reduced its market capitalization and shareholder returns and resulted in our earning reduced fees from SNH. Further, in order to reduce leverage and adjust its investment portfolio, SNH has announced an intention to sell up to $900 million of assets. Those sales may result in further reductions in the fees we earn from SNH.
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

•
our Client Companies face significant competition for investment opportunities from other investors, some of which have greater financial resources, including publicly traded REITs, non-traded REITs, insurance companies, banking firms, private institutional funds, private equity funds and other investors;

•
rising interest rates may increase operating costs, reduce the value of properties and make raising capital difficult for our Client Companies, whereas a sustained period of low interest rates may increase the amount of debt capital available, which may result in declining capitalization rates for property acquisitions and impede the growth of our Client Companies’ businesses;

•
changing general economic and financial market conditions could significantly reduce the value of the real estate, loans and other investments of our Client Companies and reduce the amounts earned on those investments;

•
the real estate and real estate related investments of our Client Companies may be less liquid than other investments, and the ability of our Client Companies to adjust their portfolios in response to changes in economic or other conditions may be limited;

•	changes in investor preferences or market conditions could limit our Client Companies’ ability to raise capital to competitively maintain their properties and operations or make new investments;

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

•
the failure of a Managed REIT to continue to qualify as a REIT would subject it to U.S. federal income tax and reduce cash available for distributions to its shareholders, adversely impacting its ability to raise capital and operate its business; and

•	complying with REIT requirements may cause a Managed REIT to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
Many of our Client Companies are SEC registrants and file reports with the SEC as required by the Exchange Act. A discussion of the businesses and the risks associated with the businesses of our Client Companies that are SEC registrants is contained in the reports filed by our Client Companies, including in the section captioned “Risk Factors” in each Managed

REIT’s, Five Star’s and TA’s Annual Reports on Form 10-K for the year ended December 31, 2018, as those Risk Factors may have been updated or supplemented in those companies’ Quarterly Reports on Form 10-Q filed subsequently, and RIF’s applicable filings with the SEC. Copies of these reports are available at the SEC’s website, www.sec.gov.
Risks Related to Our Securities
A trading market that provides adequate liquidity may not be sustained for our Class A Common Shares and the market price of our Class A Common Shares may fluctuate widely.
Our public float represents about 48.4% of the economic interest in RMR LLC. As a result, a significant amount of the economic interest in RMR LLC is not represented in our public float, which may adversely impact trading in our Class A Common Shares. There can be no assurance that an active trading market for our Class A Common Shares will be sustained in the future.
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
We are an “emerging growth company” as defined in the JOBS Act, and we may avail ourselves of certain exemptions from various reporting requirements of public companies that are not “emerging growth companies,” including, but not limited to, an exemption from complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and obtaining shareholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company until September 30, 2021, although, based on the current market value of our nonaffiliated public float of our Class A Common Shares, we currently expect that we may cease to be an emerging growth company as of September 30, 2020. If some investors find our Class A Common Shares less attractive as a result of the exemptions available to us as an emerging growth company, there may be a less active trading market for our Class A Common Shares, and the trading price of our Class A Common Shares may be more volatile than that of an otherwise comparable company that does not avail itself of the same or similar exemptions. We cannot predict if investors will find our Class A Common Shares less attractive because we rely on the JOBS Act exemptions.

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
In July 2017, S&P Dow Jones, a provider of widely followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, our Class A Common Shares will likely not be eligible for these stock indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. In September 2017, FTSE Russell, another provider of widely followed stock indices, adopted rules requiring new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A Common Shares. We cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A Common Shares less attractive to investors and, as a result, the market price of our Class A Common Shares could be adversely affected. Additionally, any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A Common Shares.
Our dividend policy is subject to change.
RMR Inc. currently plans to pay a regular quarterly cash dividend equal to $0.38 per share ($1.52 per share per year) to holders of its Class A Common Shares. However, the amount of distributions RMR LLC may make in the future is not certain, and there is no assurance that future distributions will be made. The declaration and payment of dividends to our shareholders will be at the discretion of our Board of Directors, which may change the distribution policy or discontinue the payment of dividends at any time. Any change in our dividend policy could have a material adverse effect on the market price of our Class A Common Shares.
Risks Related to Our Relationships with Our Controlling Shareholder and Our Client Companies
Our controlling shareholder controls our voting power, and our other shareholders will have less influence over our business than shareholders of most other publicly owned companies.
Substantially all of the voting power in RMR Inc. and a majority of the economic interest in RMR LLC is held by ABP Trust, an entity controlled by its sole trustee and one of our Managing Directors, Adam D. Portnoy. RMR Inc. is the managing member of RMR LLC. As of September 30, 2019, Adam D. Portnoy beneficially owned, in aggregate, directly and indirectly through ABP Trust, (i) 144,502 shares of our Class A Common Shares; (ii) all of our outstanding Class B-1 Common Shares; (iii) all of our outstanding Class B-2 Common Shares; and (iv) approximately 49.5% of our outstanding Class A Units of RMR LLC. Our Class B-1 Common Shares and Class B-2 Common Shares entitle holders to ten votes per share. As a result of this ownership, as of September 30, 2019, Adam D. Portnoy beneficially owned in aggregate, directly and indirectly through ABP Trust, a combined direct and indirect 51.6% economic interest in RMR LLC and controlled 91.4% of the aggregate voting power of our outstanding capital stock. As a result of this voting control, Adam D. Portnoy is effectively able to determine the outcome of all matters requiring shareholder approval, including, but not limited to, election of our directors. Adam D. Portnoy is able to cause or prevent a change of control of RMR Inc., and this voting control could preclude any unsolicited acquisition of RMR Inc. The voting control of Adam D. Portnoy could deprive our shareholders of an opportunity to receive a premium for their Class A Common Shares as part of a sale of us and may affect the market price of our Class A Common Shares.
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
The ability of ABP Trust to sell its ownership stake in us and speculation about any such sale may adversely affect the market price of our Class A Common Shares.
ABP Trust controls 100.0% of our Class B-1 Common Shares (which are exchangeable for Class A Common Shares) and Class B-2 Common Shares, some of our currently outstanding Class A Common Shares and approximately 49.5% of our Class A Units of RMR LLC (which ABP Trust may cause RMR LLC to redeem for, at our election, Class A Common Shares on a one for one basis or cash). Thus, a significant portion of our ownership is not trading in the public markets. ABP Trust may sell any or all of their Class A Common Shares at any time without approval by other shareholders of RMR Inc. Speculation by the press, stock analysts, our shareholders or others regarding the intention of ABP Trust to dispose of Class A Common Shares could adversely affect the market price of our Class A Common Shares. Moreover, the market price of our Class A Common Shares may be adversely impacted by the fact that a significant amount of our outstanding shares are not included in the public float of our Class A Common Shares and by our dual-stock structure. Accordingly, our Class A Common Shares may be worth less than they would be if the Class A Common Shares that ABP Trust controls or has a right to acquire were trading in the public markets.
We and our Client Companies are party to transactions with related parties that may increase the risk of allegations of conflicts of interest, and such allegations may impair our or our Client Companies' ability to realize the benefits we expect from these transactions.
We and our Client Companies are party to transactions with related parties, including with entities controlled by Adam D. Portnoy and entities that we manage. For example, because of the relationships among us, Adam D. Portnoy, Barry M. Portnoy, before his death, and our Client Companies, the agreements we are party to with them, including our management agreements, are among related parties. Other examples include: the general partner of the Open End Fund is a subsidiary controlled by ABP Trust and ABP Trust and RMR LLC are the limited partners of the Open End Fund; SVC is TA’s principal landlord, and TA is SVC’s largest tenant, operating travel center locations owned by SVC pursuant to long term leases; SNH is Five Star’s principal landlord and Five Star is SNH’s largest tenant and manager of senior living communities, operating senior living communities owned by SNH pursuant to long term agreements, and SNH and Five Star have agreed to restructure their business arrangements so that all senior living communities owned by SNH that Five Star operates will be operated by Five Star pursuant to long term management agreements and Five Star will issue shares of its common stock to SNH and SNH’s shareholders such that, after giving effect to those issuances, SNH will own approximately 34% of Five Star’s outstanding common stock and SNH shareholders will receive shares representing approximately 51% of Five Star’s outstanding common stock; and Sonesta manages a number of SVC’s hotels pursuant to long term management agreements. Our and our Client Companies’ agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Moreover, we are subject to the risk that our shareholders or the shareholders of one or more of our Client Companies may challenge any such related party transactions and the agreements entered into as part of them. If such a challenge were to be successful, we or our Client Companies might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our or our Client Companies’ reputation, business and growth and could adversely affect our or our Client Companies’ ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
Our management responsibilities to each of our Client Companies and any future companies we may manage may give rise to actual, potential or perceived conflicts of interest.
Some of our Client Companies have overlapping investment objectives. Additionally, some of our Client Companies have material business relationships with, and in some instances have entered into material transactions with, other of our Client Companies that could give rise to conflicting interests. Our controlling shareholder’s investment in some of our Client Companies also could give rise to conflicting interests. Our Client Companies rely on information and management services we provide to them. While we and our Client Companies have policies and procedures in place that are intended to mitigate the risks of conflicts of interest, our allocation of investment opportunities and cost reimbursements, advice, recommendations and commitments of our management team across our Client Companies might be perceived to favor one Client Company at the expense of another.

In addition to serving on our Board of Directors and executive team, Adam D. Portnoy also serves on the boards of each of the Managed REITs, Managed Operators, RIF, AIC, ABP Trust, as the chair of the boards of the Managed Equity REITs, Five Star and TA, and as the general partner of the Open End Fund. Other of our officers also serve as officers or on the boards of the Managed REITs, Managed Operators, RIF and the general partner of the Open End Fund. These individuals may also hold equity positions in, or other positions with, us and these Client Companies. In addition, several of the independent trustees and independent directors of our public Client Companies also serve as independent trustees or independent directors of other public Client Companies. Some of our Client Companies have participated in a combined insurance program through AIC and we and the Managed REITs, Five Star and TA participate in a combined directors and officers insurance program. These multiple responsibilities and varying interests could create competition for the time and efforts of Adam D. Portnoy and RMR LLC and its subsidiaries and their officers and employees, and actual, potential or perceived conflicts of interest may arise.
Shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with Adam D. Portnoy and our Client Companies, the position of our Managing Directors and executive officers as directors, trustees or executive officers of our Client Companies, the position of independent trustees and independent directors of our public Client Companies as independent trustees or independent directors of other public Client Companies and the relationships among our Client Companies may precipitate such activities. In addition, certain proxy advisory firms which have significant influence over the voting by shareholders of public companies, have, in the past, recommended that shareholders vote against, or withhold votes for, the election of all board members up for election at our Client Companies. At past 2017 and 2018 annual shareholder meetings of SVC and SNH and at the 2019 annual shareholder meeting of ILPT, less than a majority of the votes cast were in favor of the election of at least one of the board members standing for election. Proxy advisory firms may recommend that shareholders of our public Client Companies vote against, or withhold votes for, the election of board members of such Client Companies at future annual shareholder meetings, which may affect the outcome of those elections and impact the governance of those Client Companies, which may increase the risk of shareholder activism and litigation at those Client Companies. These activities could result in substantial costs and diversion of our management’s attention and could have a material adverse effect on our reputation and business.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any director, officer, agent or employee of ours arising pursuant to Maryland law or our charter or bylaws brought by or on behalf of a shareholder either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of our shareholders or shareholders against us or any of our directors, officers, agents or employees, including any claims relating to the meaning, interpretation, effect, validity, performance or enforcement of our charter or bylaws; or (4) any action asserting a claim against us or any director, officer, agent or employee of ours that is governed by the internal affairs doctrine of the State of Maryland. The exclusive forum provision of our bylaws does not apply to any dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our directors, officers, employees or agents, which may discourage lawsuits against us and our directors, officers, employees or agents.
Shareholder litigation against us or our directors, officers, employees or other agents may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.
Our shareholders agree, by virtue of becoming shareholders, that they are bound by our governing documents, including the arbitration provisions of our bylaws, as they may be amended from time to time. Our bylaws provide that certain actions by one or more of our shareholders against us or any of our directors, officers, employees or other agents will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, including any of our directors, officers, employees or other agents, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against us or our directors, officers, employees or other agents, including, for example, claims alleging violations of federal securities laws or breach of fiduciary duties or similar director or officer duties under Maryland Law, if we or any of our directors, officers, employees, agents or other parties against whom the claim is made unilaterally demands the matter be resolved by arbitration. Instead, our shareholders would be required to pursue such claims through binding and final arbitration.
Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our Bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court.  For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges.  In addition, although our bylaws’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts.  Our bylaws also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder’s attorneys.  The arbitration provisions of our bylaws may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our directors, officers, employees, manager or other agents. A number of our contracts with Adam D. Portnoy, ABP Trust and our Client Companies have similar arbitration provisions to those in our bylaws.

We believe that the arbitration provisions in our bylaws are enforceable under both state and federal law, including with respect to federal securities laws claims. We are a Maryland corporation and Maryland courts have upheld the enforceability of arbitration bylaws. In addition, the United States Supreme Court has repeatedly upheld agreements to arbitrate other federal statutory claims, including those that implicate important federal policies. However, some academics, legal practitioners and others are of the view that charter or bylaw provisions mandating arbitration are not enforceable with respect to federal securities laws claims.  It is possible that the arbitration provisions of our bylaws may ultimately be determined to be unenforceable.
By agreeing to the arbitration provisions of our bylaws, shareholders will not be deemed to have waived compliance by us with federal securities laws and the rules and regulations thereunder.
RMR Inc. is required to pay ABP Trust for certain tax benefits it claims as a result of the tax basis step up we receive as part of the RMR LLC reorganization on June 5, 2015 and future redemptions by ABP Trust for Class A Common Shares or for cash. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits RMR Inc. realizes.
ABP Trust may redeem Class A Units it owns for Class A Common Shares or cash. See “Business-Our Organizational Structure-The RMR LLC Operating Agreement-Redemption rights of holders of Class A Units.” Both ABP Trust’s initial purchase of Class A Units and any future redemptions that ABP Trust may affect may result in increases in our tax basis of our assets that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we otherwise would be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those assets. The IRS may challenge all or part of these tax basis increases, and a court might sustain such a challenge.
We have entered into the Tax Receivable Agreement with ABP Trust that provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. actually realizes as a result of (a) the increases in tax basis attributable to its dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement. See “Business-Our Organizational Structure-Tax Receivable Agreement.” While the actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions, the price of our Class A Common Shares at the time of the redemption, the extent to which such redemptions are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of RMR LLC attributable to RMR Inc.’s interests in RMR LLC, during the expected term of the Tax Receivable Agreement, the payments that RMR Inc. makes to ABP Trust may be substantial.
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
Our only material asset is our interest in RMR LLC, and we are accordingly dependent upon distributions from RMR LLC to pay our taxes and expenses.
RMR Inc. is organized as a holding company of RMR LLC and its only material asset is its limited liability company membership units of RMR LLC. RMR Inc. has no independent means of generating revenue. Pursuant to RMR Inc.’s agreements with RMR LLC, RMR Inc., as the managing member of RMR LLC, intends to cause RMR LLC to make distributions in an amount that is at least sufficient to cover applicable taxes payable by its members, other expenses and some or all of the dividends, if any, declared by us.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Newton, MA 02458-1634. These offices are leased from an affiliate of ABP Trust through 2030. A copy of the lease is incorporated by reference as an exhibit to this Annual Report on Form 10-K.
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
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2019:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
July 2019	3,148	$49.36	N/A	N/A
September 2019	11,545	$44.60	N/A	N/A
Total	14,693	$45.62	N/A	N/A

(1)
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

Item 6. Selected Financial Data
The following tables set forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes included in Part IV, Item 15 of this Annual Report on Form 10-K. The selected historical consolidated financial information and other data includes the accounts of RMR Inc. or its predecessors.
The selected historical consolidated financial information as of September 30, 2019 and 2018 and for each of the three years in the period ended September 30, 2019 has been derived from the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We derived the selected historical financial data as of and for the years ended September 30, 2016 and 2015 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.
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

	Fiscal Year Ended September 30,
	2019	2018	2017	2016	2015
Operating and other information:
Revenues:
Management services	$178,075	$191,594	$174,887	$164,397	$162,326
Incentive business management fees	120,094	155,881	52,407	62,263	—
Advisory services	3,169	4,352	4,102	2,620	2,380
Total management and advisory services revenues	301,338	351,827	231,396	229,280	164,706
Reimbursable compensation and benefits	57,490	53,152	40,332	37,660	28,230
Other client company reimbursable expenses (1)	354,540	—	—	—	—
Total reimbursable costs	412,030	53,152	40,332	37,660	28,230
Total revenues	713,368	404,979	271,728	266,940	192,936
Expenses:
Compensation and benefits	114,529	108,763	92,625	83,419	77,526
Equity based compensation	9,040	10,423	7,128	8,566	5,930
Separation costs	7,050	3,730	—	1,358	116
Total compensation and benefits expense	130,619	122,916	99,753	93,343	83,572
General and administrative	28,706	27,149	25,189	23,163	21,081
Other client company reimbursable expenses (1)	354,540	—	—	—	—
Transaction and acquisition related costs	698	1,697	9,187	1,966	5,454
Depreciation and amortization	1,017	1,248	2,038	1,768	2,117
Total expenses	515,580	153,010	136,167	120,240	112,224
Operating income	197,788	251,969	135,561	146,700	80,712
Interest and other income	8,770	4,546	1,565	234	1,732
Tax receivable agreement remeasurement	—	24,710	—	—	—
Impairment loss on Tremont Mortgage Trust investment	(6,213)	(4,359)	—	—	—
Equity in earnings (losses) of investees	719	(578)	(206)	—	115
Unrealized loss on equity method investments accounted for under the fair value option	(4,700)	—	—	—	(290)
Income before income tax expense	196,364	276,288	136,920	146,934	82,269
Income tax expense	(27,320)	(58,862)	(28,251)	(24,573)	(4,848)
Net income	169,044	217,426	108,669	122,361	77,421
Net income attributable to noncontrolling interest	(94,464)	(121,385)	(66,376)	(85,121)	(70,118)
Net income attributable to The RMR Group Inc.	$74,580	$96,041	$42,293	$37,240	$7,303

Weighted average common shares outstanding - basic	16,132	16,077	16,032	16,005	16,000
Weighted average common shares outstanding - diluted	16,143	16,120	16,048	16,005	16,000

Net income attributable to The RMR Group Inc. per common share - basic	$4.59	$5.94	$2.63	$2.33	$0.46
Net income attributable to The RMR Group Inc. per common share - diluted	$4.59	$5.92	$2.63	$2.33	$0.46
Cash distributions declared per common share	$1.40	$1.00	$1.00	$1.08	$—

	As of September 30,
Operating and other information:	2019	2018	2017	2016	2015
Total assets	$667,872	$504,428	$383,719	$337,531	$303,892
Total liabilities	$138,837	$69,767	$94,056	$91,140	$90,240
Total equity	$529,035	$434,661	$289,663	$246,391	$213,652

	As of or For the Fiscal Year Ended September 30,
Operating and other information (unaudited):	2019	2018	2017	2016	2015
Assets under management (2)	$32,802,834	$30,099,464	$28,469,147	$26,858,438	$25,539,125
Adjusted EBITDA (3)	$108,392	$120,324	$107,217	$100,112	$92,291

(1)
Effective October 1, 2018, we adopted new accounting guidance that required us to account for the cost of services provided by third parties to our Client Companies, and the related reimbursement revenue, on a gross basis. As a result, our consolidated statement of comprehensive income for the fiscal year ended September 30, 2019 reflects corresponding increases in revenue and expense of $354,540, in other client company reimbursable expenses, compared to the prior years, with no impact to net income. For further information about these reimbursements, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)
In addition to presenting a calculation of assets under management of the Managed Equity REITs according to the method used to determine fees pursuant to the terms of the business management agreements as presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, we have determined to also present total assets under management for all of our Client Companies in a manner that we believe more clearly reflects the size of our business. The calculation of our assets under management for all of our Client Companies as of the dates indicated primarily includes: (i) the gross book value of real estate and related assets, excluding depreciation, amortization, impairment charges or other non-cash reserves, of the Managed Equity REITs and ABP Trust, plus (ii) the gross book value of real estate assets, property and equipment of the Managed Operators, excluding depreciation, amortization, impairment charges or other non-cash reserves, plus (iii) the fair value of investments of AIC and the Open End Fund, the managed assets of RIF and the equity of TRMT. This calculation of total assets under management may include amounts in respect of the Managed Equity REITs that are higher than the calculations of assets under management used for purposes of calculating fees under the terms of the business management agreements, which are based, in part, upon the lesser of historical cost of real estate assets or total market capitalization, determined monthly.

(3)
EBITDA and Adjusted EBITDA are non-GAAP financial measures calculated as presented in the table below. We consider EBITDA and Adjusted EBITDA to be appropriate supplemental measures of our operating performance, along with net income, net income attributable to The RMR Group Inc. and operating income. We believe that EBITDA and Adjusted EBITDA provide useful information to investors because by excluding the effects of certain amounts, such as those outlined in the table below, EBITDA and Adjusted EBITDA may facilitate a comparison of current operating performance with our historical operating performance and with the performance of other asset management businesses. EBITDA and Adjusted EBITDA do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to The RMR Group Inc. or operating income as an indicator of our financial performance or as a measure of our liquidity. These measures should be considered in conjunction with net income, net income attributable to The RMR Group Inc. and operating income as presented in our consolidated statements of comprehensive income. Also, other asset management businesses may calculate EBITDA and Adjusted EBITDA differently than we do. The following table is a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Fiscal Year Ended September 30,
	2019	2018	2017	2016	2015
Net income	$169,044	$217,426	$108,669	$122,361	$77,421
Plus: income tax expense	27,320	58,862	28,251	24,573	4,848
Plus: depreciation and amortization	1,017	1,248	2,038	1,768	2,117
EBITDA	197,381	277,536	138,958	148,702	84,386
Plus: other asset amortization	9,416	9,416	9,416	9,416	2,999
Plus: operating expenses paid in The RMR Group Inc.'s common shares	3,363	3,865	1,970	933	—
Plus: separation costs	7,050	3,730	—	1,358	116
Plus: transaction and acquisition related costs	698	1,697	9,187	1,966	5,454
Plus: unrealized loss on equity method investments accounted for under the fair value option	4,700	—	—	—	290
Plus: business email compromise fraud costs	—	225	774	—	—
Plus: impairment loss on Tremont Mortgage Trust investment	6,213	4,359	—	—	—
Less: tax receivable agreement remeasurement due to the Tax Cuts and Jobs Act	—	(24,710)	—	—	—
Less: incentive business management fees earned	(120,094)	(155,881)	(52,407)	(62,263)	—
Certain other net adjustments	(335)	87	(681)	—	(954)
Adjusted EBITDA	$108,392	$120,324	$107,217	$100,112	$92,291

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of September 30, 2019, RMR LLC managed over 2,200 properties in 48 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
RMR LLC manages a diverse portfolio of publicly owned real estate and real estate related businesses. Our Client Companies include the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC, ABP Trust, the Open End Fund and the clients of the Tremont business, each of which are discussed in further detail below.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are principally based upon the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of September 30, 2019, 2018 and 2017, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		September 30,
REIT	Primary Strategy	2019	2018	2017
ILPT	Industrial and logistics properties	$2,530,811	$1,547,219	$—
OPI (1)	Office properties primarily leased to single tenants, including the government	4,074,202	3,277,442	2,221,945
SIR (1)	Office properties primarily leased to single tenants	—	3,445,824	4,575,215
SNH	Senior living, medical office and life science properties	5,889,907	7,915,213	8,233,984
SVC	Hotels and net lease service and necessity-based retail properties	10,784,131	8,935,518	8,740,307
		$23,279,051	$25,121,216	$23,771,451

(1)	SIR merged with and into OPI on December 31, 2018 with OPI continuing as the surviving entity.
Base business management fees payable to us by the Managed Equity REITs are calculated monthly based upon the lesser of the average historical cost of each Managed Equity REIT’s assets under management or its average market capitalization, as calculated in accordance with the applicable business management agreement. A Managed Equity REIT’s historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed Equity REIT’s historical cost of assets under management does not include the cost of shares it owns of another Client Company. A Managed Equity REIT’s average market capitalization includes the average value of the Managed Equity REIT’s outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the fiscal years ended September 30, 2019, 2018 and 2017 may differ from the basis at the end of the periods presented in the table above. As of September 30, 2019, the market capitalization was lower than the historical costs of assets under management for OPI, SNH and SVC; the historical costs of assets under management for OPI, SNH and SVC as of September 30, 2019, were $6,114,931, $8,670,173 and $12,787,009, respectively. For ILPT, the historical costs of assets under management were lower than its market capitalization of $2,790,848, calculated as of September 30, 2019.

The fee revenues we earned from the Managed Equity REITs for the fiscal years ended September 30, 2019, 2018 and 2017 are set forth in the following tables:

	Fiscal Year Ended September 30, 2019 (1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
ILPT	$10,893	$—	$6,720	$17,613
OPI (2)	18,906	—	20,479	39,385
SIR (2)	4,124	25,817	2,335	32,276
SNH	29,972	40,642	13,407	84,021
SVC	39,905	53,635	218	93,758
	$103,800	$120,094	$43,159	$267,053

	Fiscal Year Ended September 30, 2018 (1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
ILPT	$5,402	$—	$3,327	$8,729
OPI (2)	17,619	—	15,084	32,703
SIR (2)	18,597	25,569	10,406	54,572
SNH	37,699	55,740	11,843	105,282
SVC	41,131	74,572	54	115,757
	$120,448	$155,881	$40,714	$317,043

	Fiscal Year Ended September 30, 2017 (1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
OPI (2)	$11,190	$—	$9,756	$20,946
SIR (2)	22,613	—	13,066	35,679
SNH	39,061	—	10,573	49,634
SVC	40,513	52,407	52	92,972
	$113,377	$52,407	$33,447	$199,231

(1)	Excludes reimbursable compensation and benefits and other client company reimbursable expenses.

(2)	SIR merged with and into OPI on December 31, 2018 with OPI continuing as the surviving entity.
Managed Operators, ABP Trust, AIC and the Open End Fund
We provide business management services to the Managed Operators. Five Star operates senior living communities throughout the United States, many of which are owned by and leased from, or managed for, SNH. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of Sonesta’s U.S. hotels are owned by SVC. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by SVC, and owns, operates and franchises standalone truck service facilities and restaurants. Generally, our fees earned from business management services to the Managed Operators are based on a percentage of certain revenues.

In addition, we provide management services to ABP Trust, AIC and the Open End Fund. The fees we earn from ABP Trust include business management fees based on a percentage of revenues, property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities. The fees we earn from AIC were based on a percentage of total premiums paid for insurance arranged by AIC. AIC’s property insurance program expired on June 30, 2019 and was not continued. As a result, AIC has not incurred any management fees payable to RMR LLC since that date. AIC is in the process of dissolving. The fees we earn from the Open End Fund include administrative service fees based on a percentage of the Open End Fund’s net asset value, property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities.
Our revenues from services to the Managed Operators, ABP Trust, AIC and the Open End Fund for the fiscal years ended September 30, 2019, 2018 and 2017 are set forth in the following table:

	Year Ended September 30, (1)
Company	2019	2018	2017
ABP Trust	$948	$1,930	$1,513
AIC	180	240	240
Five Star	9,473	9,513	9,308
Open End Fund	3,384	258	—
Sonesta	2,908	2,632	2,257
TA	13,706	14,804	14,313
	$30,599	$29,377	$27,631

(1)	Excludes reimbursable client company operating expenses and reimbursable compensation and benefits.
RMR Advisors, Tremont Advisors and the Tremont Business
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $362,043, $336,205 and $316,890 at September 30, 2019, 2018 and 2017, respectively. The advisory fees earned by RMR Advisors included in our revenue were $3,013, $2,888 and $2,451 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
Tremont Advisors primarily manages TRMT, a publicly traded mortgage REIT that focuses primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. In June 2018, Tremont Advisors agreed to waive any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020 and any incentive management fee that it may earn for the 2018 or 2019 calendar years. Tremont Advisors earned advisory services revenue of $156, $1,464 and $1,651 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
The Tremont business acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such origination services of $194, $1,055 and $432 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively, which amounts are included in management services revenue in our consolidated statements of comprehensive income.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain and increase the value of their businesses, to assist our Managed Operators to grow their businesses and operate profitably and to successfully execute on new business ventures and investments we may pursue. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, the expectation that U.S. interest rates will increase, or decrease, may cause a general decrease, or increase, in the value of securities of real estate businesses or in their value relative to other types of securities and investments, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.
At present we believe that the current interest rate environment available for real estate purchase financing, as well as the increased levels of available private capital allocated to real estate investments, may be causing real estate valuations to generally exceed replacement cost for certain types of properties (e.g., industrial and residential) and in certain markets (e.g., urban areas). Conversely, for other types of properties (e.g., retail and office) and in certain markets (e.g., suburban areas), we believe real estate valuations are generally below replacement cost. Because of this market dynamic, we believe property acquisitions and dispositions should be undertaken on a careful basis. We also believe that because of the diversity of properties which our Client Companies own and operate there should be opportunities for growth in selected property types and locations and that we and our Client Companies should maintain financial flexibility using only reasonable amounts of debt so as to take advantage of growth opportunities which come to our and their attention. We, on behalf of our Client Companies and ourselves, attempt to take advantage of opportunities in the real estate market when they arise. For example: (i) on January 17, 2018, SIR launched an equity REIT, ILPT, that it formed to focus on the ownership and leasing of industrial and logistics properties throughout the U.S.; (ii) on December 31, 2018, GOV and SIR merged to form OPI, a REIT with a broader investment strategy than its predecessor companies and ultimately a stronger combined entity that will be better positioned for future growth; and (iii) on September 20, 2019, SVC acquired a net leased portfolio of 767 service oriented retail properties, providing SVC with a greater diversity in tenant base, property type and geography. In addition, we balance our pursuit of growth of our and our Client Companies’ businesses by executing, on behalf of our Client Companies, prudent capital recycling or business arrangement restructurings in an attempt to help our Client Companies prudently manage leverage and to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
Please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements”, Part 1, Item 1 “Business” and Part I, Item 1A “Risk Factors” for a discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

RESULTS OF OPERATIONS (dollars in thousands)
Fiscal Year Ended September 30, 2019, Compared to the Fiscal Year Ended September 30, 2018
The following table presents the changes in our operating results for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018:

	Fiscal Year Ended September 30,
	2019	2018	$ Change	% Change
Revenues:
Management services	$178,075	$191,594	$(13,519)	(7.1)%
Incentive business management fees	120,094	155,881	(35,787)	(23.0)%
Advisory services	3,169	4,352	(1,183)	(27.2)%
Total management and advisory services revenues	301,338	351,827	(50,489)	(14.4)%
Reimbursable compensation and benefits	57,490	53,152	4,338	8.2%
Other client company reimbursable expenses	354,540	—	354,540	n/m
Total reimbursable costs	412,030	53,152	358,878	n/m
Total revenues	713,368	404,979	308,389	76.1%
Expenses:
Compensation and benefits	114,529	108,763	5,766	5.3%
Equity based compensation	9,040	10,423	(1,383)	(13.3)%
Separation costs	7,050	3,730	3,320	89.0%
Total compensation and benefits expense	130,619	122,916	7,703	6.3%
General and administrative	28,706	27,149	1,557	5.7%
Other client company reimbursable expenses	354,540	—	354,540	n/m
Transaction and acquisition related costs	698	1,697	(999)	(58.9)%
Depreciation and amortization	1,017	1,248	(231)	(18.5)%
Total expenses	515,580	153,010	362,570	n/m
Operating income	197,788	251,969	(54,181)	(21.5)%
Interest and other income	8,770	4,546	4,224	92.9%
Tax receivable agreement remeasurement	—	24,710	(24,710)	n/m
Impairment loss on Tremont Mortgage Trust investment	(6,213)	(4,359)	(1,854)	(42.5)%
Equity in earnings (losses) of investees	719	(578)	1,297	n/m
Unrealized loss on equity method investment accounted for under the fair value option	(4,700)	—	(4,700)	n/m
Income before income tax expense	196,364	276,288	(79,924)	(28.9)%
Income tax expense	(27,320)	(58,862)	31,542	53.6%
Net income	169,044	217,426	(48,382)	(22.3)%
Net income attributable to noncontrolling interest	(94,464)	(121,385)	26,921	22.2%
Net income attributable to The RMR Group Inc.	$74,580	$96,041	$(21,461)	(22.3)%
n/m - not meaningful
Management services revenue. For the fiscal years ended September 30, 2019 and 2018, we earned base business and property management services revenue from the following sources:

	Fiscal Year Ended September 30,
Source	2019	2018	Change
Managed Equity REITs	$146,959	$161,162	$(14,203)
Managed Operators	26,087	26,949	(862)
Other	5,029	3,483	1,546
Total	$178,075	$191,594	$(13,519)

Management services revenue decreased $13,519 primarily due to (i) declines in the market capitalization of OPI (following the GOV/SIR Merger) and SNH resulting in decreases to base business management fees of $13,186 and $7,727, respectively, and (ii) decreased property management fees earned from OPI of $2,676, as compared to GOV’s and SIR’s combined property management fees in 2018, due primarily to OPI’s asset disposition plan. These decreases were partially offset by (i) growth in base business management fees of $5,491 and property management fees of $3,393 earned from ILPT, reflecting a full fiscal year of revenue following its initial public offering in January 2018 and recent acquisition activity, and (ii) incremental fees earned from the Open End Fund of $2,144 since its launch in September 2018.
Incentive business management fees. Incentive business management fees are contingent performance based fees which are recognized in our first fiscal quarter when amounts, if any, for the applicable measurement periods become known and the incentive business management fees are earned. Incentive business management fees for the fiscal year ended September 30, 2019 include fees earned from SIR, SNH and SVC of $25,817, $40,642 and $53,635, respectively, for the calendar year 2018. Incentive business management fees for the fiscal year ended September 30, 2018 include fees earned from SIR, SNH and SVC of $25,569, $55,740 and $74,572, respectively, for the calendar year 2017.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF and the fees Tremont Advisors earns for managing TRMT. Advisory services revenue decreased $1,183 primarily due to Tremont Advisors waiving management fees otherwise owed by TRMT beginning July 1, 2018.
Reimbursable compensation and benefits. Reimbursable compensation and benefits represents amounts reimbursed to us by the Managed Equity REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable compensation and benefits costs arise from services we provide that are paid or reimbursed to the Managed Equity REITs by their tenants, as well as non-cash share based compensation from the Managed Equity REITs granted to some of our employees. Reimbursable compensation and benefits for the fiscal years ended September 30, 2019 and 2018 include non-cash share based compensation granted to some of our employees by our Client Companies totaling $6,461 and $7,421, respectively. Reimbursable compensation and benefits increased $4,338 due to annual increases in employee compensation and benefits for which we receive reimbursement and increased property level staffing, partially offset by decreases in share based compensation granted to our employees by our Client Companies due to decreases in the fair value of shares at the vesting date.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $5,766 primarily due to annual employee merit increases on October 1, 2018 and increased staffing levels to support growth at RMR LLC and certain of our Client Companies, partially offset by lower bonus costs in 2019 due to executive retirements.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and by our Client Companies. Equity based compensation decreased $1,383 primarily due to declines in our share price and the Managed Equity REITs’ share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $1,557 primarily due to increases in costs to support our operations and growth strategies, including rent expense, professional fees and recruiting costs.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $999 primarily due to costs related to the formation of the Open End Fund in the prior year.

Depreciation and amortization. Depreciation and amortization decreased $231 primarily as a result of certain intangible assets related to our acquisition of the Tremont business in August 2016 becoming fully amortized.
Interest and other income. Interest and other income increased $4,224 primarily due to the combination of higher stated interest rates and increased cash balances invested during the fiscal year ended September 30, 2019 as compared to the fiscal year ended September 30, 2018.
Tax receivable agreement remeasurement. The tax receivable agreement remeasurement represents a reduction in the liability of amounts due pursuant to the Tax Receivable Agreement as a result of the Tax Cuts and Jobs Act, or the Tax Act, recorded during the fiscal year ended September 30, 2018. For further information, see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Impairment loss on Tremont Mortgage Trust investment. Impairment loss relates to our investment in TRMT whose estimated fair value has fallen below the carrying value, which we determined was other than temporary. For further information, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Unrealized loss on equity method investment accounted for under the fair value option. Unrealized loss on equity method investment accounted for under the fair value option represents the loss on our investment in TA common shares as a result of the decline in TA’s share price subsequent to our acquisition of the common shares. For further information, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Equity in earnings (losses) of investees. Equity in earnings (losses) of investees represents our proportionate share of earnings and losses from our equity interest in TRMT.
Income tax expense. The decrease in income tax expense of $31,542 is primarily attributable to the Tax Act, which reduced our federal statutory tax rate from 35% to 21% as of January 1, 2018 resulting in an adjustment to our deferred tax asset and related expense of $19,817 for the fiscal year ended September 30, 2018. Due to our September 30 fiscal year end, the lower tax rate was phased in, resulting in a federal statutory tax rate of approximately 24.5% for the fiscal year ended September 30, 2018, as compared to our federal statutory tax rate for fiscal 2019 of approximately 21.0%. For further information, see Note 4, Income Taxes, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Fiscal Year Ended September 30, 2018, Compared to the Fiscal Year Ended September 30, 2017
The following table presents the changes in our operating results for the fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017:

	Fiscal Year Ended September 30,
	2018	2017	$ Change	% Change
Revenues:
Management services	$191,594	$174,887	$16,707	9.6%
Incentive business management fees	155,881	52,407	103,474	197.4%
Advisory services	4,352	4,102	250	6.1%
Total management and advisory services revenues	351,827	231,396	120,431	52.0%
Reimbursable compensation and benefits	53,152	40,332	12,820	31.8%
Total reimbursable costs	53,152	40,332	12,820	31.8%
Total revenues	404,979	271,728	133,251	49.0%
Expenses:
Compensation and benefits	108,763	92,625	16,138	17.4%
Equity based compensation	10,423	7,128	3,295	46.2%
Separation costs	3,730	—	3,730	n/m
Total compensation and benefits expense	122,916	99,753	23,163	23.2%
General and administrative	27,149	25,189	1,960	7.8%
Transaction and acquisition related costs	1,697	9,187	(7,490)	(81.5)%
Depreciation and amortization	1,248	2,038	(790)	(38.8)%
Total expenses	153,010	136,167	16,843	12.4%
Operating income	251,969	135,561	116,408	85.9%
Interest and other income	4,546	1,565	2,981	190.5%
Tax receivable agreement remeasurement	24,710	—	24,710	n/m
Impairment loss on Tremont Mortgage Trust investment	(4,359)	—	(4,359)	n/m
Equity in losses of investees	(578)	(206)	(372)	(180.6)%
Income before income tax expense	276,288	136,920	139,368	101.8%
Income tax expense	(58,862)	(28,251)	(30,611)	(108.4)%
Net income	217,426	108,669	108,757	100.1%
Net income attributable to noncontrolling interest	(121,385)	(66,376)	(55,009)	(82.9)%
Net income attributable to The RMR Group Inc.	$96,041	$42,293	$53,748	127.1%
n/m - not meaningful
Management services revenue. For the fiscal years ended September 30, 2018 and 2017, we earned base business and property management services revenue from the following sources:

	Fiscal Year Ended September 30,
Source	2018	2017	Change
Managed Equity REITs	$161,162	$146,824	$14,338
Managed Operators	26,949	25,878	1,071
Other	3,483	2,185	1,298
Total	$191,594	$174,887	$16,707
Management services revenue increased $16,707 primarily due to (i) an increase of $7,071 in base business management fees from the Managed Equity REITs largely due to OPI’s acquisition of First Potomac Realty Trust, or FPO, in October 2017; and (ii) an increase of $7,267 in property management fees at the Managed Equity REITs due to increases in the number of properties to which we provide property management services principally as a result of OPI’s acquisition of FPO.
Incentive business management fees. Incentive business management fees for the fiscal year ended September 30, 2018 includes fees earned from SIR, SNH and SVC of $25,569, $55,740 and $74,572, respectively, for the calendar year 2017.

Incentive business management fees for the fiscal year ended September 30, 2017 include fees earned from SVC of $52,407 for the calendar year 2016.
Advisory services revenue. Advisory services revenue increased by $250, primarily due to revenues earned from TRMT subsequent to its initial public offering in September 2017 of $765 and from RIF due to its rights offering of common equity, also in September 2017, of $437, partially offset by a decrease in revenues of $952 as a private fund managed by Tremont Advisors wound down during 2018.
Reimbursable compensation and benefits revenue. Reimbursable compensation and benefits revenue for the fiscal years ended September 30, 2018 and 2017 includes recognition of non-cash share based compensation granted by our Client Companies of $7,421 and $5,761, respectively. Reimbursable compensation and benefits revenue increased $12,820 due primarily to increases in the number of properties we managed for the Managed Equity REITs and the related increase in the number of our employees and their associated compensation and benefits, which was primarily due to OPI’s acquisition of FPO, as well as regular increases in employee compensation and benefits for which we receive reimbursement.
Compensation and benefits. Compensation and benefits expense increased $16,138 primarily due to increased staffing as a result of increases in the number of properties we manage for the Managed Equity REITs, as well as annual employee salary, bonus and benefits increases.
Equity based compensation. Equity based compensation increased $3,295 primarily due to appreciation of the Managed Equity REITs’ share prices.
Separation costs. For further information about these costs, see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Tax receivable agreement remeasurement. The tax receivable agreement remeasurement represents a reduction in the liability of amounts due pursuant to the Tax Receivable Agreement as a result of the Tax Act. For further information, see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Impairment loss on Tremont Mortgage Trust investment. Impairment loss relates to our investment in TRMT whose estimated fair value has fallen below the carrying value, which we have determined is other than temporary. For further information, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2019 and 2018, we had cash and cash equivalents of $358,448 and $256,848, respectively, of which $26,883 and $20,391, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. As of September 30, 2019 and 2018, $357,526 and $253,876, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations, including incentive business management fees earned during the fiscal year ended September 30, 2019.
Our current liabilities have historically included accounts payable and accrued expenses, including accrued employee compensation. As of September 30, 2019 and 2018, we had current liabilities of $98,029 and $28,307, respectively. The increase in current liabilities reflects the timing of income tax payments and an increase in accounts payable and accrued expenses of $65,909 resulting from our adoption of ASC 606. For further information about our adoption of ASC 606, see Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities. The cash we generate from our operating activities could decline in future periods due to strategic capital recycling and declines in the common share prices at our Managed Equity REITs. More specifically, OPI is executing on its stated goal of disposing up to $700,000 in assets, SNH is executing on its stated goal of disposing up to $900,000 in assets and, as further discussed in the next paragraph, SVC is executing on its stated goal of disposing up to $800,000 in assets as part of their strategic plans to reduce leverage. This disposition activity could result in reductions to our business and property management services revenue. Additionally, our business management fees and incentive management fees are also adversely impacted as our Managed Equity REITs share prices decline.
On September 20, 2019, SVC acquired a net leased portfolio of 767 service oriented retail properties for aggregate cash consideration of approximately $2,400,000. In connection with this transaction, SVC has publicly stated its intention to sell approximately $500,000 of the acquired assets and approximately $300,000 of its existing hotel assets in an effort to reduce leverage levels. For illustrative purposes only, applying the fee percentages paid by SVC under its business management and property management agreements with RMR LLC to the $2,400,000 purchase price (net of the assumed $800,000 of dispositions) and $172,000 of annual cash base rents (less $36,000 of rents attributable to the potential sale of $500,000 of the assets acquired), respectively, total incremental business management and property management fees to RMR LLC would be approximately $12,000, before incremental operating costs at RMR LLC. These fee estimates are illustrative only and are subject to change. Actual future base business management fees will be based on the lower of the average historical cost of SVC’s real estate assets and SVC’s average market capitalization and, as a result, actual fees may be lower than the amount assumed above.
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
During the fiscal year ended September 30, 2019, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $40,727. On November 14, 2019, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 28, 2019 in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,195. This dividend was partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,391, of which $4,891 was distributed to us based on our aggregate ownership of 16,302,320 membership units of RMR LLC and $4,500 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend was funded with cash accumulated at RMR Inc. See Note 7, Shareholders’ Equity, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding these distributions.
For the fiscal year ended September 30, 2019, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $79,074, of which $41,099 was distributed to us and $37,975 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $41,099 distributed to us was eliminated in our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and the $37,975 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We used a portion of these funds distributed to us to pay our tax liabilities and amounts due under the Tax Receivable Agreement.
The Tax Receivable Agreement provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our Tax Receivable Agreement with ABP Trust and reduced our liability by $24,710, which amount is presented in our consolidated statements of comprehensive income for the fiscal year ended September 30, 2018 as Tax Receivable Agreement remeasurement. See Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K and “Business—Our Organizational Structure—Tax Receivable Agreement” included in Part 1, Item 1 of this Annual Report on Form 10-K. As of September 30, 2019, our consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $32,061, of which we expect to pay $2,111 to ABP Trust during the fourth quarter of fiscal year 2020.
Cash Flows
Fiscal Year Ended September 30, 2019, Compared to the Fiscal Year Ended September 30, 2018
Our changes in cash flows for the fiscal year ended September 30, 2019 compared to the comparable prior year period were as follows: (i) net cash from operating activities decreased from $228,470 in the fiscal year 2018 to $198,214 in the fiscal year 2019; (ii) net cash used in investing activities increased from $648 in the fiscal year 2018 to $14,734 in the fiscal year 2019; and (iii) net cash used in financing activities increased from $79,608 in the fiscal year 2018 to $81,795 in the fiscal year 2019.
The decrease in net cash from operating activities for the fiscal year ended September 30, 2019, compared to the prior fiscal year was primarily due to declines in income from base business management and incentive business management fees. The increase in net cash used in investing activities for the fiscal year ended September 30, 2019 compared to the prior fiscal year was primarily due to our purchases of 1,492,691 TA common shares (298,538 common shares following the one-for-five reverse stock split of TA’s common shares on August 1, 2019) and 1,000,000 TRMT common shares as part of TRMT’s secondary offering. The increase in net cash used in financing activities for the fiscal year ended September 30, 2019 compared to the prior fiscal year was primarily due to an increased dividend rate of $0.35 per Class A Common Share in the period ended September 30, 2019, offset by lower tax distributions based on current estimates for taxable income for that fiscal year, as well as the reduction in the federal statutory tax rate as a result of the Tax Act.
Fiscal Year Ended September 30, 2018, Compared to the Fiscal Year Ended September 30, 2017
Our changes in cash flows for the fiscal year ended September 30, 2018 compared to the comparable prior year period were as follows: (i) net cash from operating activities increased from $125,936 in the fiscal year 2017 to $228,470 in the fiscal year 2018; (ii) net cash used in investing activities decreased from $12,829 in the fiscal year 2017 to $648 in the fiscal year 2018; and (iii) net cash used in financing activities increased from $70,299 in the fiscal year 2017 to $79,608 in the fiscal year 2018.
The increase in net cash from operating activities for the fiscal year ended September 30, 2018, compared to the prior fiscal year primarily reflects the net effect of changes in our working capital activities between the two periods, including the collection of the 2017 calendar year incentive business management fee in fiscal year 2018. The decrease in net cash used in investing activities for the fiscal year ended September 30, 2018 compared to the prior fiscal year was primarily due to our investment in TRMT of $12,002 in fiscal year 2017. The increase in net cash used in financing activities for the fiscal year ended September 30, 2018 compared to the prior fiscal year was primarily due to higher tax distributions to ABP Trust as the other owner of membership units of RMR LLC as a result of our increased taxable income.

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
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted a significant part of our businesses in foreign currencies. As a result, we are not now subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our Client Companies’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change.
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
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2019:

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$45,928	$5,264	$10,508	$8,870	$21,286
Tax Receivable Agreement	32,061	2,111	6,650	7,316	15,984
Total (1)	$77,989	$7,375	$17,158	$16,186	$37,270

(1)
In addition to the contractual obligations presented in this table, we also have a $100,000 commitment to the Open End Fund that may be drawn in the future. For additional information regarding this commitment, see Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, as well as our Client Companies. Our Managing Directors have historical and continuing relationships with our Client Companies and several of our Client Companies have material historical and ongoing relationships with other Client Companies. For example: Adam D. Portnoy is the sole trustee and owns all of the voting securities and a majority of the economic interests of our controlling shareholder, ABP Trust; ABP Trust also holds membership units of our subsidiary, RMR LLC; we are a party to a tax receivable agreement with ABP Trust; Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC; Adam D. Portnoy serves as the chair of the board of trustees of each of the Managed Equity REITs, as a managing trustee of each Managed REIT and RIF and as the chair of the board of directors and a managing director of each of Five Star and TA; Jennifer B. Clark serves as a managing trustee of SNH and RIF; certain of our other officers serve as managing trustees, managing directors or directors of our Client Companies; all of the executive officers of the Managed Equity REITs and the Open End Fund and many of the executive officers of the Managed Operators are our officers and employees, TRMT’s officers are officers or employees of Tremont Advisors or RMR LLC, and RIF’s officers are officers or employees of RMR Advisors or RMR LLC; Adam D. Portnoy is an owner and director of Sonesta and Jennifer B. Clark is a director of Sonesta; and, until July 1, 2019, the Managed Equity REITs (other than ILPT) owned a majority of our outstanding Class A Common Shares and Adam D. Portnoy, directly and indirectly, owned approximately 35.8% of Five Star’s outstanding common shares (including through ABP Trust); 4.1% of TA’s outstanding common shares (including through RMR LLC) and 19.5% of TRMT’s outstanding common shares (including through Tremont Advisors); and a subsidiary of ABP Trust is the general partner of the Open End Fund and ABP Trust is a limited partner of the Open End Fund. For further information about these and other such relationships and related person transactions, please see Note 2, Summary of Significant Accounting Policies and Note 6, Related Person Transactions, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, the section captioned “Business” above in Part I, Item 1 of this Annual Report on Form 10-K, our other filings with the SEC and our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, or the 2020 Proxy Statement, to be filed within 120 days after the close of the fiscal year ended September 30, 2019. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements” and Part I, Item 1A “Risk Factors.”
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
Revenue Recognition. Our principal sources of revenue are:

•	business management fees, including base and incentive business management fees; and

•	property management fees, including construction supervision fees and reimbursement for certain compensation and benefits related expenses.
We recognize revenue from business management and property management fees as earned in accordance with our management agreements. We consider the incentive business management fees earned from the REITs that we manage to be contingent performance based fees, which we recognize as revenue when earned at the end of each measurement period. We also recognize as revenue certain compensation and benefits reimbursements in our capacity as property manager, at cost, when we incur the related reimbursable compensation and benefits and other costs on behalf of our Client Companies. See the “Revenue Recognition” section of Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of our revenue recognition policies and our contractual arrangements.
Consolidation. Our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K include only the accounts of the entities we control. We continually assess whether our existing contractual rights give us the ability to direct the activities of the entities we manage that most significantly affect the results of that entity. The activities and factors we consider include, but are not limited to:

•	our representation on the entity’s governing body;

•	the size of our investment in each entity compared to the size of the entity and the size of other investors’ interests; and

•	the ability and rights to participate in significant policy making decisions and to replace our manager of those entities.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative disclosures about market risk are set forth above in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk and Credit Risk.”

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, we believe that, as of September 30, 2019, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm on our internal control over financial reporting due to the exemption for emerging growth companies created by the JOBS Act.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant our Class A Common Shares to our officers and employees under the 2016 Omnibus Equity Plan adopted in 2016, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. The terms of grants made under the 2016 Plan are determined by the Equity Plan Subcommittee of the Compensation Committee of our Board of Directors, at the time of the grant. The following table is as of September 30, 2019.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2016 Plan	None.	None.	297,290 (1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	297,290 (1)

(1)	Consists of shares available for issuance pursuant to the terms of the 2016 Plan. Share awards that are repurchased or forfeited will be added to the shares available for issuance under the 2016 Plan.
Other information required by this Item 12 of Form 10-K will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in the 2020 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K will be included in the 2020 Proxy Statement and is incorporated herein by reference.

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
(b) Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Registrant (1)
3.2	Articles of Amendment, filed July 30, 2015 (1)
3.3	Articles of Amendment, filed September 11, 2015 (1)
3.4	Articles of Amendment, filed March 9, 2016 (2)
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017 (3)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock (4)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management & Research Trust) (1)
4.3	Description of Capital Stock (Filed herewith.)
10.1	The RMR Group LLC Amended and Restated Operating Agreement, dated as of October 14, 2015, as updated December 22, 2017, by and among The RMR Group LLC and its Members (5)
10.2	Transaction Agreement, dated as of July 31, 2018, by and between ABP Trust and The RMR Group LLC (6)
10.3	Business Management Agreement, by and between ABP Trust (formerly known as Reit Management & Research Trust) and The RMR Group LLC (1)
10.4	Amended and Restated Business Management and Shared Services Agreement, dated as of June 5, 2015, by and between Sonesta International Hotels Corporation and The RMR Group LLC (1)
10.5
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Office Properties Income Trust (formerly known as Government Properties Income Trust) and The RMR Group LLC (1)

10.6
Amendment to Second Amended and Restated Business Management Agreement, dated December 31, 2018, between Office Properties Income Trust (formerly known as Government Properties Income Trust) and The RMR Group LLC (13)

10.7	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Service Properties Trust (formerly known as Hospitality Properties Trust) and The RMR Group LLC (1)
10.8	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Senior Housing Properties Trust and The RMR Group LLC (1)
10.9	Business Management Agreement, dated as of January 17, 2018, by and between Industrial Logistics Properties Trust and The RMR Group LLC (7)
10.10	Amendment to Business Management Agreement, dated December 31, 2018, between Industrial Logistics Properties Trust and The RMR Group LLC (13)

10.11	Amended and Restated Property Management Agreement, by and between The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust) (1)
10.12
Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Office Properties Income Trust (formerly known as Government Properties Income Trust) (1)

10.13	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Service Properties Trust (formerly known as Hospitality Properties Trust) (1)
10.14	Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Senior Housing Properties Trust (1)
10.15	Property Management Agreement, dated as of January 17, 2018, by and between Industrial Logistics Properties Trust and The RMR Group LLC (7)
10.16	Tax Receivable Agreement, dated as of June 5, 2015, by and among the Registrant, The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust) (1)
10.17	Lease, dated as of June 1, 2015, by and between RMR West LLC and The RMR Group LLC (1)
10.18	Amendment No. 1 to the Lease, dated as of June 1, 2015, by and between RMR West LLC and The RMR Group LLC, effective as of January 1, 2016 (8)
10.19	Amendment No. 2 to the Lease, dated as of June 1, 2015, by and between ABP Trust and The RMR Group LLC, effective as of July 19, 2018 (8)
10.20	Amendment No. 3 to the Lease, dated as of June 1, 2015, by and between ABP Trust and The RMR Group LLC, effective as of June 13, 2019 (14)
10.21	Letter Agreement, dated as of December 11, 2018, between Five Star Senior Living Inc., The RMR Group LLC and Bruce J. Mackey Jr. (+) (13)
10.22	Form of Indemnification Agreement for the Registrant and its directors and executive officers (1)
10.23	The RMR Group Inc. 2016 Omnibus Equity Plan (+) (2)
10.24	Form of The RMR Group Inc. Share Award Agreement (+) (9)
10.25	Summary of Director Compensation (10)
21.1	Subsidiaries of the Registrant (Filed herewith.)
23.1	Consent of Ernst & Young LLP (Filed herewith.)
31.1	Rule 13a-14(a) Certification (Filed herewith.)
31.2	Rule 13a-14(a) Certification (Filed herewith.)
32.1	Section 1350 Certification (Furnished herewith.)
99.1	Letter, dated March 24, 2017, between The RMR Group LLC and Senior Housing Properties Trust, regarding Second Amended and Restated Business Management Agreement (11)
99.2
Letter, dated October 2, 2017, between The RMR Group LLC and Office Properties Income Trust (formerly known as Government Properties Income Trust), regarding Second Amended and Restated Property Management Agreement (12)

99.3
Letter, dated January 17, 2018, between Office Properties Income Trust (formerly known as Select Income REIT) and The RMR Group LLC, regarding Business Management Agreement and Property Management Agreement, between Industrial Logistics Properties Trust and The RMR Group LLC (7)

99.4
Letter, dated January 29, 2019, between The RMR Group LLC and Industrial Logistics Properties Trust, regarding Property Management Agreement, between Industrial Logistics Properties Trust and The RMR Group LLC (15)

99.5
Amended and Restated Business Management and Shared Services Agreement, dated as of March 16, 2015, between Five Star Senior Living Inc. (formerly known as Five Star Quality Care, Inc.) and The RMR Group LLC (16)

99.6
Amended and Restated Business Management and Shared Services Agreement, dated as of March 12, 2015, by and between TravelCenters of America Inc. (formerly known as TravelCenters of America LLC) and The RMR Group LLC (17)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on September 15, 2017.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on November 2, 2015.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 8, 2018.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on August 3, 2018.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on January 18, 2018.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 8, 2018.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on September 19, 2016.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on April 4, 2019.
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 10, 2017.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on December 12, 2017.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 7, 2019.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on June 14, 2019.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 10, 2019.
(16)	Incorporated by reference to Five Star Senior Living Inc.’s Annual Report on Form 10-K (File No. 001-16817) filed with the SEC on March 16, 2015.
(17)	Incorporated by reference to TravelCenters of America Inc.’s Annual Report on Form 10-K (File No. 001- 33274) filed with the SEC on March 13, 2015.
(+) Contract with management or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of The RMR Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The RMR Group Inc. (the Company) as of September 30, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenue from contracts with customers in the year ended September 30, 2019.
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

Boston, Massachusetts
November 22, 2019

The RMR Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$358,448	$256,848
Due from related parties	93,521	28,846
Prepaid and other current assets	12,888	10,392
Total current assets	464,857	296,086

Property and equipment, net	2,383	2,589
Due from related parties, net of current portion	9,238	8,183
Equity method investment	6,658	7,051
Equity method investment accounted for under the fair value option	3,682	—
Goodwill	1,859	1,859
Intangible assets, net of amortization	323	375
Deferred tax asset	25,729	25,726
Other assets, net of amortization	153,143	162,559
Total assets	$667,872	$504,428

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$98,029	$28,307
Total current liabilities	98,029	28,307

Long term portion of deferred rent payable, net of current portion	1,620	1,229
Amounts due pursuant to tax receivable agreement, net of current portion	29,950	32,048
Employer compensation liability, net of current portion	9,238	8,183
Total liabilities	138,837	69,767

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,302,710 and 15,229,957 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	103,360	99,239
Retained earnings	257,457	182,877
Cumulative other comprehensive income	—	82
Cumulative common distributions	(72,194)	(49,467)
Total shareholders’ equity	288,654	232,762
Noncontrolling interest	240,381	201,899
Total equity	529,035	434,661
Total liabilities and equity	$667,872	$504,428
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2019	2018	2017
Revenues:
Management services	$178,075	$191,594	$174,887
Incentive business management fees	120,094	155,881	52,407
Advisory services	3,169	4,352	4,102
Total management and advisory services revenues	301,338	351,827	231,396
Reimbursable compensation and benefits	57,490	53,152	40,332
Other client company reimbursable expenses	354,540	—	—
Total reimbursable costs	412,030	53,152	40,332
Total revenues	713,368	404,979	271,728
Expenses:
Compensation and benefits	114,529	108,763	92,625
Equity based compensation	9,040	10,423	7,128
Separation costs	7,050	3,730	—
Total compensation and benefits expense	130,619	122,916	99,753
General and administrative	28,706	27,149	25,189
Other client company reimbursable expenses	354,540	—	—
Transaction and acquisition related costs	698	1,697	9,187
Depreciation and amortization	1,017	1,248	2,038
Total expenses	515,580	153,010	136,167
Operating income	197,788	251,969	135,561
Interest and other income	8,770	4,546	1,565
Tax receivable agreement remeasurement	—	24,710	—
Impairment loss on Tremont Mortgage Trust investment	(6,213)	(4,359)	—
Equity in earnings (losses) of investees	719	(578)	(206)
Unrealized loss on equity method investment accounted for under the fair value option	(4,700)	—	—
Income before income tax expense	196,364	276,288	136,920
Income tax expense	(27,320)	(58,862)	(28,251)
Net income	169,044	217,426	108,669
Net income attributable to noncontrolling interest	(94,464)	(121,385)	(66,376)
Net income attributable to The RMR Group Inc.	$74,580	$96,041	$42,293
Other comprehensive (loss) income:
Foreign currency translation adjustments	(14)	(3)	1
Other comprehensive (loss) income	(14)	(3)	1
Comprehensive income	169,030	217,423	108,670
Comprehensive income attributable to noncontrolling interest	(94,457)	(121,384)	(66,376)
Comprehensive income attributable to The RMR Group Inc.	$74,573	$96,039	$42,294

Weighted average common shares outstanding - basic	16,132	16,077	16,032
Weighted average common shares outstanding - diluted	16,143	16,120	16,048

Net income attributable to The RMR Group Inc. per common share - basic	$4.59	$5.94	$2.63
Net income attributable to The RMR Group Inc. per common share - diluted	$4.59	$5.92	$2.63
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2016	$15	$1	$15	$94,266	$44,543	$83	$(17,209)	$121,714	$124,677	$246,391
Share grants, net	—	—	—	1,612	—	—	—	1,612	—	1,612
Net income	—	—	—	—	42,293	—	—	42,293	66,376	108,669
Tax distributions to Member	—	—	—	—	—	—	—	—	(35,921)	(35,921)
Common share distributions	—	—	—	—	—	—	(16,089)	(16,089)	(15,000)	(31,089)
Other comprehensive income	—	—	—	—	—	1	—	1	—	1
Balance at September 30, 2017	15	1	15	95,878	86,836	84	(33,298)	149,531	140,132	289,663
Share grants, net	—	—	—	3,361	—	—	—	3,361	—	3,361
Net income	—	—	—	—	96,041	—	—	96,041	121,385	217,426
Fees from services provided prior to our initial public offering	—	—	—	—	—	—	—	—	(127)	(127)
Tax distributions to Member	—	—	—	—	—	—	—	—	(44,490)	(44,490)
Common share distributions	—	—	—	—	—	—	(16,169)	(16,169)	(15,000)	(31,169)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)	(1)	(3)
Balance at September 30, 2018	15	1	15	99,239	182,877	82	(49,467)	232,762	201,899	434,661
Share grants, net	—	—	—	4,121	—	—	—	4,121	—	4,121
Net income	—	—	—	—	74,580	—	—	74,580	94,464	169,044
Tax distributions to Member	—	—	—	—	—	—	—	—	(37,975)	(37,975)
Common share distributions	—	—	—	—	—	—	(22,727)	(22,727)	(18,000)	(40,727)
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)	(7)	(14)
Reclassification due to disposition of our Australian operations	—	—	—	—	—	(75)	—	(75)	—	(75)
Balance at September 30, 2019	$15	$1	$15	$103,360	$257,457	$—	$(72,194)	$288,654	$240,381	$529,035
 See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Year Ended September 30,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$169,044	$217,426	$108,669
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,017	1,248	2,038
Straight line office rent	391	201	250
Amortization expense related to other assets	9,416	9,416	9,416
Deferred income taxes	(3)	19,815	278
Operating expenses paid in The RMR Group Inc. common shares	4,948	4,348	1,970
Contingent consideration liability	—	(491)	(578)
Tax receivable agreement remeasurement	—	(24,710)	—
Distributions from equity method investments	549	174	70
Equity in (earnings) losses of investees	(719)	578	206
Impairment loss on Tremont Mortgage Trust investment	6,213	4,359	—
Unrealized loss on equity method investment accounted for under the fair value option	4,700	—	—
Changes in assets and liabilities:
Due from related parties	(64,849)	(3,736)	(366)
Prepaid and other current assets	(2,496)	(3,300)	(2,402)
Accounts payable and accrued expenses	70,003	3,142	6,385
Net cash from operating activities	198,214	228,470	125,936

Cash Flows from Investing Activities:
Purchase of property and equipment	(702)	(648)	(827)
Equity method investment in TravelCenters of America Inc.	(8,382)	—	—
Equity method investment in Tremont Mortgage Trust	(5,650)	—	(12,002)
Advances to Tremont Mortgage Trust under the Credit Agreement	(14,220)	—	—
Repayments from Tremont Mortgage Trust under the Credit Agreement	14,220	—	—
Net cash used in investing activities	(14,734)	(648)	(12,829)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(55,975)	(59,490)	(50,921)
Distributions to common shareholders	(22,727)	(16,169)	(16,089)
Repurchase of common shares	(827)	(987)	(358)
Payments under tax receivable agreement	(2,266)	(2,962)	(2,931)
Net cash used in financing activities	(81,795)	(79,608)	(70,299)

Effect of exchange rate fluctuations on cash and cash equivalents	(85)	(6)	(1)
Increase in cash and cash equivalents	101,600	148,208	42,807
Cash and cash equivalents at beginning of period	256,848	108,640	65,833
Cash and cash equivalents at end of period	$358,448	$256,848	$108,640

Supplemental Cash Flow Information:
Income taxes paid	$29,620	$37,653	$27,765
Supplemental Schedule of Non-Cash Activities:
Fair value of share based payments recorded	$6,461	$7,421	$5,761
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
As of September 30, 2019, RMR Inc. owned 15,302,710 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.1% of the economic interest of RMR LLC as of September 30, 2019. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.9% of the economic interest of RMR LLC as of September 30, 2019, which is presented as a noncontrolling interest within the consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of September 30, 2019, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC provides management services to four publicly traded real estate investment trusts, or REITs: Industrial Logistics Properties Trust, or ILPT, which primarily owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which primarily owns office properties leased to single tenants and those with high quality credit characteristics, including the government; Senior Housing Properties Trust, or SNH, which primarily owns senior living, medical office and life science properties; and Service Properties Trust (formally known as Hospitality Properties Trust), or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. Until December 31, 2018, RMR LLC provided management services to Select Income REIT, or SIR. On December 31, 2018, SIR merged with and into a subsidiary of OPI (then named Government Properties Income Trust, or GOV), or the GOV/SIR Merger, which then merged with and into OPI, with OPI as the surviving entity. The combined company continues to be managed by RMR LLC pursuant to OPI’s business and property management agreements with RMR LLC. ILPT, OPI, SNH, SVC and, until December 31, 2018, SIR, are collectively referred to as the Managed Equity REITs.
RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by SNH; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, many of whose U.S. hotels are owned by SVC; and TravelCenters of America Inc., or TA, an operator and franchisor of travel centers along the U.S. Interstate Highway System, many of which are owned by SVC, standalone truck service facilities and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, ABP Trust and its subsidiaries, or collectively ABP Trust, and RMR Office Property Fund LP, or the Open End Fund.
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
Tremont Realty Advisors LLC, or Tremont Advisors, an investment adviser registered with the SEC, was formed in connection with the acquisition of certain assets of Tremont Realty Capital LLC, or the Tremont business. Tremont Advisors is a wholly owned subsidiary of RMR LLC that manages Tremont Mortgage Trust, or TRMT, a publicly traded mortgage real estate investment trust that focuses primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Tremont Advisors has in the past and may in the future manage additional accounts that invest in commercial real estate debt, including secured mortgage debt. The Tremont business also acts as a transaction originator for non-investment advisory clients for negotiated fees.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
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
Equity Method Investments. As of September 30, 2019, Tremont Advisors owned 1,600,100, or approximately 19.4%, of TRMT’s outstanding common shares. We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence, but not control, over TRMT’s most significant activities. Our share of earnings from our investment in TRMT included in equity in earnings (losses) of investees in our consolidated statement of comprehensive income for the fiscal year ended September 30, 2019 was $719 and our share of losses for the fiscal years ended September 30, 2018 and 2017 was $545 and $46, respectively.
We perform periodic evaluations of potential impairment of our investment in TRMT.  We record an impairment charge to reduce the carrying value of our TRMT investment to its fair value when determining, based on the length of time and the extent to which the market value is below our carrying value, that the decline in fair value is other than temporary. We determine fair value using the closing price of TRMT common shares, a Level 1 fair value input, as of the reporting period end date in which an impairment is recorded. During the fiscal years ended September 30, 2019 and 2018, we recorded impairment charges of $6,213 and $4,359, respectively, totaling $10,572 which represents the basis difference between the carrying value of our investment and our proportionate share of TRMT’s total shareholders’ book equity.
We also have a 0.5% general partnership interest in a fund created for an institutional investor that is managed by Tremont Advisors. We account for this investment under the equity method of accounting and record our share of the investment’s earnings or losses each period. This fund is in the process of winding down, and we did not record any earnings or losses from this investment during the fiscal year ended September 30, 2019. Our share of losses from this fund for the fiscal years ended September 30, 2018 and 2017 were $33 and $160, respectively, and are included in equity in earnings (losses) of investees in our consolidated statements of comprehensive income. In addition, the private fund made distributions to its partners for which our share for the fiscal years ended September 30, 2018 and 2017 was $174 and $70, respectively.
Equity Method Investment Accounted for Under the Fair Value Option. On October 10, 2018, we purchased 1,492,691 (298,538 common shares following the one-for-five reverse stock split of TA’s common shares on August 1, 2019), or approximately 3.7%, of TA’s outstanding common shares for a purchase price of $8,382. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We have elected the fair value option to account for our equity method investment in TA. We determined fair value using the closing price of TA’s common shares as of September 30, 2019, which is a Level 1 fair value input. The market value of our investment in TA at September 30, 2019, based on a quoted market price, is $3,682. The unrealized loss in our consolidated statement of comprehensive income for the fiscal year ended September 30, 2019 related to our investment in TA was $4,700.
Variable Interest Entities. We regularly evaluate our relationships and investments to determine if they constitute variable interests. A variable interest is an investment or interest that will absorb portions of an entity’s expected losses or receive portions of an entity’s expected returns. If we determine we have a variable interest in an entity, we evaluate whether such interest is in a variable interest entity, or VIE. Under the VIE model, we would be required to consolidate a VIE we manage if we are determined to be the primary beneficiary of the entity. We assessed whether we must consolidate any of the entities we manage. Consideration of factors included, but was not limited to, our representation on the entity’s governing body, the size of our investment in each entity compared to the size of the entity and the size of other investors’ interests, the ability and rights to participate in significant policy making decisions and to replace the manager of those entities. Based on this assessment, we concluded that we are not required to consolidate any of our Client Companies. The relationships and investments related to entities in which we have a variable interest are summarized in Note 6, Related Person Transactions.
Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents, the majority of which is held at major commercial banks. Certain cash account balances exceed Federal Deposit Insurance Corporation insurance limits of $250,000 per account and, as a result, there is a concentration

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

of credit risk related to amounts in excess of the insurance limits. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.
Property and Equipment. Property and equipment are stated at cost. Depreciation of furniture and equipment is computed using the straight line method over estimated useful lives ranging from three to ten years. Depreciation for leasehold improvements is computed using the straight line method over the term of the lesser of their useful lives or related lease agreements.
The following is a summary of property and equipment presented in our consolidated balance sheets:

	September 30,
	2019	2018
Furniture and equipment	$4,600	$4,444
Leasehold improvements	1,040	1,063
Capitalized software costs	492	478
Total property and equipment	6,132	5,985
Accumulated depreciation	(3,749)	(3,396)
Property and equipment, net	$2,383	$2,589

Depreciation expense related to property and equipment for the fiscal years ended September 30, 2019, 2018 and 2017, was $849, $873 and $968, respectively.
Capitalized Software Costs. We capitalize costs associated with the development and implementation of software created or obtained for internal use in accordance with Accounting Standards Codification, or ASC 340-50, Internal Use Software. Capitalized costs are depreciated using the straight line method over useful lives ranging between three and five years. Depreciation expense related to capitalized software costs for the fiscal years ended September 30, 2019, 2018 and 2017, were $117, $288 and $447, respectively.
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
Equity-Based Compensation. The awards made under our share award plan to our directors and employees to date have been shares of Class A common stock of RMR Inc., or Class A Common Shares. Shares issued to Directors vest immediately. Shares issued to employees vest in five equal, consecutive, annual installments, with the first installment vesting on the date of grant. We recognize share forfeitures as they occur. Compensation expense related to share grants is determined based on the market value of our shares on the date of grant, with the aggregate value of the granted shares amortized to expense over the related vesting period. Expense recognized for shares granted to Directors are included in general and administrative expenses and for shares granted to employees are included in equity based compensation in our consolidated statements of comprehensive income.
Revenue Recognition. Revenues from services that we provide are recognized as earned over time in accordance with contractual agreements. The services we provide represent performance obligations that are satisfied over time.
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which has been codified as ASC, Section 606, or ASC 606. We adopted ASC 606 effective October 1, 2018 using the modified retrospective method for all our existing contracts. The main provision of ASC 606 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the previous guidance of recognizing revenue when the risk and rewards transfer to the customer. Under ASC 606, control of the services before transfer to the client is the primary factor in determining principal versus agent assessments. Based on our evaluation of ASC 606, we have determined that we control the services provided by third parties for our Client Companies and therefore we account for the cost of these services and the related reimbursement revenue on a gross basis. Prior to adoption, costs of such services were accounted for on a net basis, with the exception of amounts related to reimbursed payroll.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

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
Our management agreements with the Managed Equity REITs have terms that end on December 31, 2039, and automatically extend on December 31st of each year so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension. Each of the Managed Equity REITs has the right to terminate each management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. We have the right to terminate the management agreements for good reason, as defined therein.
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
For the fiscal years ended September 30, 2019, 2018 and 2017, we earned aggregate base business management fees from the Managed Equity REITs of $103,800, $120,448 and $113,377, respectively.
Incentive Business Management Fees—Managed Equity REITs
We also may earn annual incentive business management fees from the Managed Equity REITs under the business management agreements. The incentive business management fees, which are payable in cash, are contingent performance based fees recognized only when earned at the end of each respective measurement period. Incentive business management fees are excluded from the transaction price until it becomes probable that there will not be a significant reversal of cumulative revenue recognized.
The incentive fees are calculated for each Managed Equity REIT as 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the relevant measurement period and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share, as defined in the applicable business management agreement, exceeded the applicable benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, as adjusted for net share issuances during the period and subject to caps on the values of the incentive fees. The measurement period for the annual incentive business management fees is the calendar year period ended on December 31 of the applicable year. On December 31, 2018, RMR LLC’s business management agreements with ILPT and OPI were amended to provide that for periods beginning on and after January 1, 2019, the SNL U.S. Industrial REIT Index and the SNL U.S. Office REIT Index will be used by ILPT and OPI, respectively, rather than the SNL U.S. REIT Equity Index, to calculate the benchmark return per share, as defined, for purposes of determining the incentive management fee, if any, payable thereunder.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

For the fiscal years ended September 30, 2019, 2018 and 2017, we recognized aggregate incentive business management fees earned from the Managed Equity REITs of $120,094, $155,881 and $52,407, respectively.
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
Until June 30, 2019, we earned fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. AIC’s property insurance program expired on June 30, 2019 and was not continued. As a result, we have not earned any management fees since that date. AIC is in the process of dissolving.
We earn fees from the Open End Fund by providing a continuing and suitable real estate investment program consistent with the Open End Fund’s real estate investment policies and objectives pursuant to an administration services agreement. We earn fees equal to 1.0% of the Open End Fund’s net asset value, as defined, annually. These fees are payable quarterly in arrears.
For the fiscal years ended September 30, 2019, 2018 and 2017, we earned aggregate fees from the Managed Operators, ABP Trust, AIC and the Open End Fund of $28,471, $27,609 and $26,255, respectively.
Property Management Fees
We earn property management fees by providing continuous services pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. For the fiscal years ended September 30, 2019, 2018 and 2017, we earned aggregate property management fees of $45,550, $42,482 and $34,823, respectively.
Advisory Services and Other Agreements
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares, plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF. RMR Advisors earned advisory services revenue for the fiscal years ended September 30, 2019, 2018 and 2017, of $3,013, $2,888 and $2,451, respectively.
Tremont Advisors is primarily compensated pursuant to its management agreement with TRMT at an annual rate of 1.5% of TRMT’s equity, as defined in the agreement. Tremont Advisors may also earn an incentive fee under this management agreement beginning in the fourth quarter of calendar year 2018 equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) TRMT’s core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) TRMT’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Advisors with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless TRMT’s core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from the date of the completion of the TRMT’s initial public offering) in the aggregate is greater than zero. The incentive fee may not be less than zero. In June 2018, Tremont Advisors agreed to waive any business

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020. In addition, no incentive fee was paid or will be payable by TRMT to Tremont Advisors for the 2018 or 2019 calendar years, respectively.
Tremont Advisors earned advisory services revenue of $156, $1,464 and $1,651 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively, in each case net of the fee waiver referenced above, as applicable.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it originates. For the fiscal years ended September 30, 2019, 2018 and 2017, the Tremont business earned fees for such origination services of $194, $1,055 and $432, respectively, which amounts are included in management services revenue in our consolidated statements of comprehensive income.
Reimbursable Compensation and Benefits
Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services we provide pursuant to our property management agreements, a significant portion of which are charged or passed through to and were paid by tenants of our Client Companies. We recognize the revenue for reimbursements when we incur the related reimbursable compensation and benefits and other costs on behalf of our Client Companies. We realized reimbursable compensation and benefits for the fiscal years ended September 30, 2019, 2018 and 2017, of $57,490, $53,152 and $40,332, respectively. Included in reimbursable compensation and benefits are shared services fees we earn from TRMT for compensation and other costs related to the operation of the Tremont business. We earned shared services fees from TRMT of $1,446, $1,500 and $53 for the fiscal years ended September 30, 2019, 2018 and 2017, respectively.
Reimbursable compensation and benefits include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our consolidated statements of comprehensive income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our Client Companies to certain of our officers and employees. We realized equity based compensation expense and related reimbursements for the fiscal years ended September 30, 2019, 2018 and 2017, of $6,461, $7,421 and $5,761, respectively.
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
As a result of adopting ASC 606, our consolidated statement of comprehensive income for the fiscal year ended September 30, 2019 reflects corresponding increases in revenue and expense of $354,540 in other client company reimbursable expenses, compared to the same period last year, with no impact on net income. Our consolidated balance sheet as of September 30, 2019 also include other client company reimbursable expenses due from related parties and a related liability in accounts payable and accrued expenses of $65,909.
Other assets. On June 5, 2015 in connection with the formation of RMR Inc., each of OPI (then GOV and SIR), SNH and SVC contributed cash and shares with a combined value of $167,764. The consideration received from such Managed Equity REITs for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares in the amount of $193,806, which we recorded in other assets. The other assets are being amortized against revenue recognized related to the management agreements using the straight line method through the period ended December 31, 2035. For the fiscal years ended September 30, 2019, 2018 and 2017, we reduced revenue by $9,416 each year, related to the amortization of these other assets. As of September 30, 2019, the remaining amount of these other assets to be amortized was $153,143.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Use of Estimates. Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.
Concentration of Credit Risk. Financial instruments which potentially subject us to concentrations of credit risk are primarily cash and amounts due from related parties. Historically, we have not experienced losses related to our banking relationships or to the credit of our Client Companies whose receivables are listed on our balance sheet as due from related parties.
Note 3. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases, as amended, or ASU No. 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. ASU No. 2016-02 is effective for us as of October 1, 2019. We expect to adopt the new standard along with certain allowable practical expedients using the modified retrospective transition approach. At October 1, 2019, we will record a right of use asset and a lease liability of approximately $40,000, related to real estate operating leases. The adoption of the new standard is not expected to affect our consolidated statements of comprehensive income and cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will become effective for fiscal years beginning after December 15, 2019. We are continuing to assess this guidance, but we have not historically experienced credit losses from our Client Companies and do not expect the adoption of ASU No. 2016-13 to have a material impact on our consolidated financial statements.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act significantly revised the U.S. corporate income tax system, by among other things, lowering corporate income tax rates. Since we have a September 30 fiscal year end, the lower corporate income tax rate of 21.0% was phased in, resulting in a federal statutory tax rate of approximately 24.5% for our fiscal year ending September 30, 2018. The Tax Act reduction in corporate income tax rate also caused us to adjust our deferred tax asset to the lower federal base rates, resulting in an increase in income tax expense of $19,817 for the year ending September 30, 2018. The new corporate income tax rate of 21.0% is effective for our 2019 fiscal year.
We had income (loss) before income taxes as follows:

	September 30,
	2019	2018	2017
United States	$196,364	$276,340	$136,971
Foreign	—	(52)	(51)
Total	$196,364	$276,288	$136,920

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

We had a provision for income taxes which consists of the following:

	September 30,
	2019	2018	2017
Current:
Federal	$20,020	$29,644	$22,792
State	7,302	9,403	5,181
Deferred:
Federal	(28)	15,043	245
State	26	4,772	33
Total	$27,320	$58,862	$28,251

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	September 30,
	2019	2018	2017
Income taxes computed at the federal statutory rate	21.0%	24.5%	35.0%
State taxes, net of federal benefit	2.9%	2.6%	2.5%
Tax Act transitional impact (1)	—%	7.2%	—%
Permanent items (2)	0.1%	(2.2)%	—%
Net income attributable to noncontrolling interest	(10.1)%	(10.8)%	(16.9)%
Total	13.9%	21.3%	20.6%

(1)	Transitional impact for the year ending September 30, 2018 is the $19,817 adjustment to our deferred tax asset due to the reduction in our corporate income tax rate under the Tax Act.

(2)
Permanent items for the year ending September 30, 2018 include the $24,710 reduction in our liability related to the Tax Receivable Agreement with ABP Trust discussed in Note 6, Related Person Transactions.

The components of the deferred tax assets as of September 30, 2019 and 2018 are as follows:

	September 30,
	2019	2018
Deferred tax assets:
Other deferred asset	$—	$378
Outside basis difference in partnership interest	25,729	25,726
Total deferred tax assets	25,729	26,104
Valuation allowance	—	(378)
Total deferred tax assets	$25,729	$25,726
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of September 30, 2019, 2018 and 2017, we had no uncertain tax positions.
Note 5. Fair Value of Financial Instruments
As of September 30, 2019 and 2018, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
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
Level 1 Estimates
The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of September 30, 2019 and 2018:

	September 30,
	2019	2018
Money market funds included in cash and cash equivalents	$357,526	$253,876
Current portion of due from related parties related to share based payment awards	4,814	4,986
Long term portion of due from related parties related to share based payment awards	9,238	8,183
Current portion of employer compensation liability related to share based payment awards included in accounts payable and accrued expenses	4,814	4,986
Long term portion of employer compensation liability related to share based payment awards	9,238	8,183

Note 6. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. As of September 30, 2019, Adam D. Portnoy beneficially owned, in aggregate, (i) 144,502 Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC.
Adam D. Portnoy is also the chair of the board of trustees of each of the Managed Equity REITs, the chair of the board of directors of each of Five Star and TA, a managing trustee or managing director of each of the Managed REITs, Five Star, RIF and TA, a director of AIC and the majority owner and director of Sonesta. Jennifer B. Clark, our other Managing Director, is a managing trustee of SNH and RIF, president and chief executive officer of AIC and a director of Sonesta. As of September 30, 2019, Adam D. Portnoy beneficially owned, in aggregate, 35.8% of Five Star’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of SNH’s outstanding common shares, 4.1% of TA’s outstanding common shares (including through RMR LLC), 2.3% of RIF’s outstanding common shares, and 19.5% of TRMT’s outstanding common shares (including through Tremont Advisors).
On July 1, 2019, OPI, SNH and SVC sold all their Class A Common Shares in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, those Managed Equity REITs and the underwriters named therein.
The Managed Equity REITs and AIC have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITS and AIC pursuant to management agreements with them. All the officers of the Managed Equity REITs, AIC and the Open End Fund are officers or employees of RMR LLC. TRMT has no employees. All the officers, overhead and required office space of TRMT are provided or arranged by Tremont Advisors. All of TRMT’s officers are officers or employees of Tremont Advisors or RMR LLC. Many of the executive officers of the Managed Operators are officers or employees of RMR LLC. All of RIF’s officers are officers or employees of RMR Advisors or RMR LLC. Some of our executive officers are also managing directors or managing trustees of certain of the Managed REITs, the Managed Operators and RIF.
As of September 30, 2019, ABP Trust owned 14.3% of AIC and 206,300 limited partnership units of the Open End Fund and RMR LLC owned no limited partnership units, but it has committed to contributing $100,000 to the Open End Fund. The general partner of the Open End Fund is a subsidiary of ABP Trust.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Revenues from Related Parties
For the fiscal years ended September 30, 2019, 2018 and 2017, we recognized revenues from related parties as set forth in the following table:

	Fiscal Year Ended September 30,
	2019 (1)		2018		2017
	$	%	$	%	$	%
Managed Equity REITs:
ILPT	$43,242	6.1%	$10,935	2.7%	$—	—%
OPI (2)	239,291	33.5	53,954	13.3	35,378	13.0
SIR (2) (3)	47,843	6.7	62,321	15.4	44,746	16.5
SNH	210,728	29.5	118,301	29.2	60,926	22.4
SVC	102,029	14.3	118,596	29.3	95,198	35.0
	643,133	90.1	364,107	89.9	236,248	86.9

Managed Operators:
Five Star	9,702	1.4	9,840	2.4	9,624	3.5
Sonesta	3,186	0.4	2,847	0.7	2,341	0.9
TA	14,191	2.0	15,357	3.8	14,772	5.4
	27,079	3.8	28,044	6.9	26,737	9.8

Other Client Companies:
ABP Trust	15,070	2.1	4,865	1.2	3,916	1.5
AIC	570	0.1	240	0.1	240	0.1
Open End Fund	20,366	2.9	608	0.2	—	—
RIF	3,013	0.4	2,888	0.7	2,451	0.9
TRMT	3,509	0.5	2,505	0.6	85	—
	42,528	6.0	11,106	2.8	6,692	2.5
Total revenues from related parties	712,740	99.9	403,257	99.6	269,677	99.2
Revenues from unrelated parties	628	0.1	1,722	0.4	2,051	0.8
	$713,368	100.0%	$404,979	100.0%	$271,728	100.0%

(1)
Revenues from related parties for the fiscal year ended September 30, 2019 include other Client Company reimbursable expenses of $354,540 and reflects the adoption of ASC 606 as summarized in Note 2, Summary of Significant Accounting Policies.

(2)
SIR merged with and into OPI on December 31, 2018 with OPI continuing as the surviving entity. This table presents revenues for the fiscal years ended September 30, 2018 and 2017 and, for the part of the fiscal year ended September 30, 2019, from SIR separately as they relate to periods prior to this merger.

(3)	For the three months ended December 31, 2018, we recognized $47,843 in revenues from SIR, which amounted to 17.1% of our revenues from related parties for that period.
For additional information regarding our management or advisory agreements with these related parties, please see Note 2, Summary of Significant Accounting Policies.
TRMT Initial Public Offering and 2019 Offering
On September 18, 2017, TRMT, then a 100% owned subsidiary of Tremont Advisors, completed an initial public offering, or the TRMT IPO. Tremont Advisors entered into a management agreement with TRMT, dated September 18, 2017, pursuant to which Tremont Advisors provides certain services to TRMT. Tremont Advisors agreed to pay 100% of the initial organizational costs related to TRMT’s formation and the costs of the TRMT IPO, which costs totaled approximately $6,573 and are included in transaction and acquisition related costs in our consolidated statements of comprehensive income for the fiscal year ending September 30, 2017.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

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
As of September 30, 2019, Tremont Advisors owned 1,600,100 (including 100 common shares issued to Tremont Advisors in connection with TRMTs formation in June 2017), or approximately 19.4%, of TRMT’s common shares.
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
RIF Rights Offering
In September 2017, RIF completed a pro rata offering of transferable rights to holders of RIF common shares, which rights entitled the holders thereof to subscribe for up to 2,550,502 RIF common shares, in aggregate, at a subscription price equal to $17.74 per RIF common share. RMR Advisors agreed to pay all expenses of this rights offering of approximately $2,277. ABP Trust is a shareholder of RIF and purchased 19,642 RIF common shares in this rights offering. In addition, Adam D. Portnoy, a shareholder of RIF, and Barry M. Portnoy, now deceased but at the time a shareholder of RIF, purchased 54,524 and 282,297 RIF common shares in this rights offering, respectively.
RMR Office Property Fund LP
On August 31, 2018, ABP Trust formed the Open End Fund. In connection with the formation of the Open End Fund, ABP Trust contributed 15 properties to the Open End Fund with an aggregate value of $206,300 in exchange for 206,300 limited partnership units in the Open End Fund and RMR LLC committed to contribute up to $100,000 to the Open End Fund when called by the general partner in exchange for 100,000 limited partnership units in the Open End Fund. The valuation of the 15 properties contributed to the Open End Fund by ABP Trust was agreed to by a special committee of our Board of Directors consisting of members that were unaffiliated with ABP Trust and with the assistance of an independent third-party appraiser. This same special committee also approved RMR LLC’s $100,000 capital commitment to the Open End Fund.
ABP Office Property Fund General Partner LLC, a wholly owned subsidiary of ABP Trust, is the general partner of the Open End Fund. RMR LLC conducts and performs fund management functions for the Open End Fund, including the evaluation of real estate assets to be invested in, planning and other business and administrative functions.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	September 30,
	2019 (1)	2018
Managed Equity REITs:
ILPT	$10,630	$2,692
OPI	39,233	7,870
SIR	—	5,887
SNH	25,505	9,705
SVC	18,933	8,391
	94,301	34,545

Managed Operators:
Five Star	136	281
Sonesta	37	30
TA	392	599
	565	910

Other Client Companies:
ABP Trust	2,580	383
AIC	7	20
Open End Fund	4,567	608
RIF	75	31
TRMT	664	532
	7,893	1,574
	$102,759	$37,029

(1)
Amounts due from related parties as of September 30, 2019 include other Client Company reimbursable expenses of $65,909 reflecting the adoption of ASC 606 as summarized in Note 2, Summary of Significant Accounting Policies.

Leases
As of September 30, 2019, we leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. During the fiscal years ended September 30, 2019, 2018 and 2017, we incurred rental expense under related party leases aggregating $5,646, $4,839 and $4,184, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated.
Tax-Related Payments
Pursuant to our Tax Receivable Agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the Tax Receivable Agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our Tax Receivable Agreement with ABP Trust and reduced our liability by $24,710, or $1.53 per share, which is presented on our consolidated statements of comprehensive income for the fiscal year ended September 30, 2018 as Tax Receivable Agreement remeasurement. During the fiscal years ended September 30, 2019, 2018 and 2017, we paid $2,266, $2,962 and $2,931, respectively, to ABP Trust pursuant to the Tax Receivable Agreement. As of September 30, 2019, our consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $32,061, including $2,111 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2020.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members estimated quarterly, subject to future adjustment based on actual results. For the fiscal years ended September 30, 2019, 2018 and 2017, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $79,074, $92,430 and $74,447, respectively, of which $41,099, $47,940 and $38,526, respectively, was distributed to us and $37,975, $44,490 and $35,921, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay our U.S. federal and state income tax liabilities and to pay our obligations under the Tax Receivable Agreement.
Tender Offer for Shares of Five Star by Certain Related Persons
On November 11, 2016, a subsidiary of ABP Trust, ABP Acquisition LLC, purchased 17,999,999 shares of Five Star common stock at $3.00 per share pursuant to a public tender offer. Following this purchase, Adam D. Portnoy, Barry M. Portnoy (now deceased), ABP Trust and ABP Acquisition LLC collectively owned 18,339,621 shares of Five Star common stock, or approximately 36.8% of Five Star’s then outstanding common stock. On September 30, 2019, Five Star effected a one-for-ten reverse stock split. As of September 30, 2019, and after giving effect to that reverse stock split, Adam D. Portnoy, directly and indirectly through ABP Trust, owned 1,817,549 shares of Five Star common stock, or approximately 35.8% of Five Star’s then outstanding common stock.
In connection with ABP Acquisition LLC’s purchase of the Five Star common stock, ABP Trust, ABP Acquisition LLC and our founders also entered into a consent, standstill, registration rights and lock-up agreement with Five Star pursuant to which ABP Trust, ABP Acquisition LLC, Adam D. Portnoy and Barry M. Portnoy each agreed not to transfer, except for certain permitted transfers as provided therein, any shares of Five Star common stock acquired after October 2, 2016, including shares acquired in the tender offer but not including shares issued to Barry M. Portnoy or Adam D. Portnoy under a Five Star equity compensation plan, for a lock-up period of up to ten years. They also each agreed, for a period of ten years, not to engage, and to cause their controlled affiliates (a term which includes us and our subsidiaries) not to engage, in certain activities involving Five Star without the approval of the Five Star board of directors, including not to make or seek to effect any tender or exchange offer, merger or other business combination, or extraordinary transaction involving Five Star or a sale of all or a substantial portion of Five Star’s consolidated assets or solicit proxies to vote any voting securities of Five Star or encourage others to take any of the restricted activities. This consent, standstill, registration rights and lock-up agreement also provides ABP Trust, ABP Acquisition LLC and Adam D. Portnoy with certain demand and "piggyback" registration rights with respect to certain shares of Five Star common stock, at any time after the lock-up period described above, subject to specified terms and conditions.
Purchase of TA Shares
On October 10, 2018, RMR LLC purchased 1,492,691 TA common shares from TA’s former Managing Director, President and Chief Executive Officer pursuant to a right of first refusal. RMR LLC paid an aggregate purchase price of $8,382 for these shares. On August 1, 2019, TA affected a one-for-five reverse stock split. As a result, as of September 30, 2019, RMR LLC owned 298,538 shares of TA common stock.
Registration and Lock-up Agreements
We are parties to the following registration rights agreements, which we entered in connection with RMR LLC’s reorganization in June 2015:

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

•
Founders Registration Rights and Lock-Up Agreements. Adam D. Portnoy and ABP Trust are parties to a registration rights and lock-up agreement with each of OPI, SNH and SVC with respect to each such Managed Equity REITs’ common shares pursuant to which ABP Trust and Adam D. Portnoy agreed not to transfer the Managed Equity REITs’ common shares they acquired in connection with RMR LLC’s reorganization in June 2015 for a period of ten years, subject to certain exceptions, and each of those Managed Equity REITs has granted ABP Trust and Adam D. Portnoy demand and piggyback registration rights, subject to certain limitations.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Relationships Between Client Companies
Several of our Client Companies have historical and ongoing material relationships with other Client Companies. As of September 30, 2019, SVC owned 8.5% of the outstanding common shares of TA and SNH owned 8.3% of the outstanding common stock of Five Star. Each of ABP Trust, the Managed Equity REITs, Five Star and TA owns 14.3% of AIC. SVC is TA’s principal landlord and TA is SVC’s largest tenant, operating travel center locations owned by SVC pursuant to long term leases. SNH is Five Star’s principal landlord and Five Star is SNH’s largest tenant and manager of senior living communities, operating senior living communities owned by SNH pursuant to long term agreements. In April 2019, SNH and Five Star agreed to restructure their business arrangements. If the transactions contemplated by those restructuring arrangements are completed, among other things, Five Star will manage all the SNH senior living communities that FVE operates, FVE will issue shares of its common stock to SNH so that, following such issuance, SNH will own approximately 34% of Five Star’s outstanding common stock, and Five Star will distribute a number of shares of Five Star common stock that equals approximately 51% of its then outstanding common shares to SNH’s shareholders; the noted percentage ownership amounts are post-issuance, after giving effect to the issuances of Five Star common stock to SNH and SNH’s shareholders. Those transactions are expected to be completed as of January 1, 2020, but the transactions are subject to conditions; as a result, those transactions may not occur, may be delayed or their terms may change. Sonesta manages a number of SVC’s hotels pursuant to long term management agreements. On December 31, 2018, SIR merged with and into a wholly owned subsidiary of OPI. Several of the independent trustees and independent directors of our publicly owned Client Companies also serve as independent trustees or independent directors of other publicly owned Client Companies, and one of our Managing Directors and the independent trustees and independent directors of the Managed REITs, Five Star and TA serve on the board of directors of AIC.
Separation Arrangements
David J. Hegarty, Mark L. Kleifges, Bruce J. Mackey Jr., Thomas M. O’Brien and John C. Popeo, each a former Executive Vice President of RMR LLC, retired from and resigned their RMR LLC officer positions between November 29, 2017 and December 31, 2018. We entered into retirement agreements with these former officers in connection with their retirements. Pursuant to these agreements, we made various cash payments and accelerated the vesting of unvested shares RMR Inc. previously awarded to these retiring officers. We also enter into separation arrangements from time to time with other nonexecutive officers and employees of ours. As of September 30, 2019, there remained no further substantive performance obligations with respect to any such arrangements, and we in turn recognized all applicable provisions in our consolidated statement of comprehensive income as separation costs.
For the fiscal years ended September 30, 2019 and 2018, we recognized cash and equity based separation costs as set forth in the following table:

	Fiscal Year Ended September 30,
	2019	2018
Former executive officers:
Cash separation costs	$5,312	$1,875
Equity based separation costs	1,488	483
	6,800	2,358
Former nonexecutive officers:
Cash separation costs	153	1,372
Equity based separation costs	97	—
	250	1,372
Total separation costs	$7,050	$3,730

Other
The Managed REITs and Managed Operators award common shares directly to certain of our officers and employees in connection with the provision of services to those companies. For a description of the accounting implications to us of these share awards, please see Note 2, Summary of Significant Accounting Policies and Note 7, Shareholders’ Equity.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
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
In June 2017, we became aware that we had been a victim of a criminal fraud that law enforcement authorities refer to as business email compromise fraud. This fraud involved a person pretending to be the representative of the seller in a property acquisition transaction for one of our Managed Equity REITs. The impostor provided fraudulent wire instructions to one of our senior level employees. As a result, funds were sent by wire transfer to an account that was believed to be, but in fact was not, the seller’s account, which resulted in our incurring a loss of $590, as well as additional expenses of $184 in connection with this matter for the fiscal year ended September 30, 2017. We recorded these amounts in general and administrative expense in our consolidated statements of comprehensive income. The affected Managed Equity REIT did not incur any loss in connection with this matter.
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
Except as otherwise required in the charter or by applicable law, all holders of Class A Common Shares, Class B-1 Common Shares, and Class B-2 Common Shares shall vote together as a single class on all matters on which shareholders are generally entitled to vote. The holders of a class of common shares shall each be entitled to vote separately as a single class with respect to (and only with respect to) amendments to the charter that alter or change the powers or rights of the shares of such class of common shares so as to affect them materially and adversely; provided, however, if such amendments affect all holders of common shares materially and adversely in the same manner, the separate voting requirement shall not be applicable and all holders of common shares shall vote together as a single class.
Issuances and Repurchases
We grant our Class A Common Shares to our officers and employees under the 2016 Omnibus Equity Plan adopted in 2016, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. During the fiscal years ended September 30, 2019, 2018 and 2017, we granted to our Managing Directors, in their capacities as our officers and employees, and to certain of our other officers and employees, an aggregate of 77,900, 65,000 and 76,100, respectively, of our Class A Common Shares. We also granted to each of our Managing Directors and Independent Directors 2,500 of our Class A Common Shares during each of the fiscal years ended September 30, 2019, 2018 and 2017 as part of his or her annual compensation for serving as a Director.
The Class A Common Shares granted to our Independent Directors and Managing Directors, in their capacities as Directors, vest immediately and are included in general and administrative expense in our consolidated statements of comprehensive income. The Class A Common Shares granted to our Managing Directors, in their capacities as our officers and employees, and to our other officers and employees vest in five equal annual installments beginning on the date of the grant and

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

are included in equity based compensation expense in our consolidated statements of comprehensive income. During the fiscal years ended September 30, 2019, 2018 and 2017, we recorded general and administrative expenses of $784, $864 and $603, respectively, and equity based compensation expenses of $2,579, $3,001 and $1,367, respectively, related to awards we made under the 2016 Plan.
In connection with the vesting and issuance of awards of our common shares to Directors, officers and employees, we repurchase our Class A Common Shares to satisfy tax withholding and payment obligations. The repurchase price is based on the repurchase date closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq. The aggregate value of Class A Common Shares repurchased during the fiscal years ended September 30, 2019, 2018 and 2017, was $827, $987 and $358, respectively, which is reflected as a decrease to shareholders’ equity in our consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
A summary of shares granted and vested (including shares withheld and repurchased or forfeited) under the terms of the 2016 Plan for the fiscal years ended September 30, 2019, 2018 and 2017 is as follows:

	2019		2018		2017
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	110,240	$69.11	104,020	$45.57	57,760	$37.84
Shares granted	90,400	$48.31	77,500	$90.83	88,600	$50.65
Vested shares withheld and repurchased	(17,167)	$48.18	(11,369)	$86.92	(6,966)	$51.35
Shares vested	(56,833)	$51.46	(59,671)	$64.90	(35,374)	$44.69
Shares forfeited	(480)	$68.95	(240)	$84.90	—	$—
Unvested shares, end of year	126,160	$59.38	110,240	$69.11	104,020	$45.57

The 126,160 unvested shares as of September 30, 2019 are scheduled to vest as follows: 49,890 shares in 2020, 34,900 shares in 2021, 25,790 shares in 2022 and 15,580 in 2023. As of September 30, 2019, the estimated future compensation expense for the unvested shares was $7,491 based on the grant date fair value of these shares. The weighted average period over which this compensation expense will be recorded is approximately 25 months. At September 30, 2019, 297,290 of our common shares remained available for issuance under the 2016 Plan.
Distributions
During the fiscal years ended September 30, 2019 and 2018, we declared and paid distributions on our Class A Common Shares and Class B-1 Common Shares as follows:

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Fiscal Year 2019
10/18/2018	10/29/2018	11/15/2018	$0.35	$5,680
1/18/2019	1/28/2019	2/21/2019	0.35	5,680
4/18/2019	4/29/2019	5/16/2019	0.35	5,684
7/18/2019	7/29/2019	8/15/2019	0.35	5,683
			$1.40	$22,727
Fiscal Year 2018
10/12/2017	10/23/2017	11/16/2017	$0.25	$4,041
1/19/2018	1/29/2018	2/22/2018	0.25	4,040
4/19/2018	4/30/2018	5/17/2018	0.25	4,044
7/19/2018	7/30/2018	8/16/2018	0.25	4,044
			$1.00	$16,169
These distributions were funded by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Fiscal Year 2019
10/18/2018	10/29/2018	11/15/2018	$0.30	$9,369	$4,869	$4,500
1/18/2019	1/28/2019	2/21/2019	0.30	9,369	4,869	4,500
4/18/2019	4/29/2019	5/16/2019	0.30	9,372	4,872	4,500
7/18/2019	7/29/2019	8/15/2019	0.30	9,371	4,871	4,500
			$1.20	$37,481	$19,481	$18,000
Fiscal Year 2018
10/12/2017	10/23/2017	11/16/2017	$0.25	$7,791	$4,041	$3,750
1/19/2018	1/29/2018	2/22/2018	0.25	7,790	4,040	3,750
4/19/2018	4/30/2018	5/17/2018	0.25	7,794	4,044	3,750
7/19/2018	7/30/2018	8/16/2018	0.25	7,794	4,044	3,750
			$1.00	$31,169	$16,169	$15,000

On November 14, 2019, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,195. This dividend was paid to our shareholders of record as of the close of business on October 28, 2019. This dividend was partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,391, of which $4,891 was distributed to us based on our then aggregate ownership of 16,302,320 membership units of RMR LLC and $4,500 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend was funded with cash accumulated at RMR Inc.
Note 8. Per Common Share Amounts
Earnings per common share reflects net income attributable to RMR Inc. divided by our weighted average common shares outstanding. Basic and diluted weighted average common shares outstanding represents our outstanding Class A Common Shares and our Class B-1 Common Shares during the applicable periods. Our Class B-2 Common Shares, which are paired with ABP Trust’s Class A Units, have no independent economic interest in RMR Inc. and thus are not included as common shares outstanding for purposes of calculating our net income attributable to RMR Inc. per common share.
Unvested Class A Common Shares granted to our employees are deemed participating securities for purposes of calculating earnings per common share because they have dividend rights. We calculate earnings per share using the two-class method. Under the two-class method, we allocate earnings proportionately to vested Class A Common Shares and Class B-1 Common

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Shares outstanding and unvested Class A Common Shares outstanding for the period. Earnings attributable to unvested Class A Common Shares are excluded from earnings per share under the two-class method as reflected in our consolidated statements of comprehensive income.
The calculation of basic and diluted earnings per share is as follows:

	Fiscal Year Ended September 30,
	2019	2018	2017
Basic EPS
Numerator:
Net income attributable to The RMR Group Inc.	$74,580	$96,041	$42,293
Income attributable to unvested participating securities	(482)	(564)	(158)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	$74,098	$95,477	$42,135
Denominator:
Weighted average common shares outstanding - basic	16,132	16,077	16,032
Net income attributable to The RMR Group Inc. per common share - basic	$4.59	$5.94	$2.63

Diluted EPS
Numerator:
Net income attributable to The RMR Group Inc.	$74,580	$96,041	$42,293
Income attributable to unvested participating securities	(482)	(564)	(158)
Net income attributable to The RMR Group Inc. used in calculating diluted EPS	$74,098	$95,477	$42,135
Denominator:
Weighted average common shares outstanding - basic	16,132	16,077	16,032
Dilutive effect of incremental unvested shares	11	43	16
Weighted average common shares outstanding - diluted	16,143	16,120	16,048
Net income attributable to The RMR Group Inc. per common share - diluted	$4.59	$5.92	$2.63

The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. If all outstanding Class A Units that we do not own had been redeemed for our Class A Common Shares in the periods presented, our Class A Common Shares outstanding as of September 30, 2019, would have been 30,302,710. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the fiscal years ended September 30, 2019, 2018 and 2017, is calculated as follows:

	Fiscal Year Ended September 30,
	2019	2018	2017
Income before income tax expense	$196,364	$276,288	$136,920
RMR Inc. franchise tax expense and interest income	329	488	635
Tax receivable agreement remeasurement	—	(24,710)	—
Fees from services provided prior to our initial public offering	—	(127)	—
Net income before noncontrolling interest	196,693	251,939	137,555
Net income attributable to noncontrolling interest	(94,464)	(121,258)	(66,376)
Net income attributable to RMR Inc. before income tax expense	102,229	130,681	71,179
Tax receivable agreement remeasurement	—	24,710	—
Income tax expense attributable to RMR Inc.	(27,320)	(58,862)	(28,251)
RMR Inc. franchise tax expense and interest income	(329)	(488)	(635)
Net income attributable to RMR Inc.	$74,580	$96,041	$42,293

Note 10. Employee Benefits
We have established a defined contribution savings plan for eligible employees under the provisions of U.S. Internal Revenue Code Section 401(k) whereby we contribute 100.0% of the first 3.0% and 50.0% of the next 2.0% of an employee’s cash compensation contributed to the plan up to stated maximums. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Employees’ contributions and our related matching contributions are fully vested when made. Our plan contributions and expenses for the fiscal years ended September 30, 2019, 2018 and 2017 were $2,466, $2,213 and $1,789, respectively.
Note 11. Commitments
We lease office space under operating leases. These leases generally contain fixed contractual rent changes and certain of the leases provide for operating expense reimbursements. We recognize rental expense on operating leases that contain fixed contractual rent changes on a straight line basis over the terms of the respective leases. As of September 30, 2019, we had 31 leases that expire at various dates through 2030. We incurred rental expense for the fiscal years ended September 30, 2019, 2018 and 2017 of $6,370, $5,364 and $4,933, respectively, including non-cash straight line rent expense of $391, $201 and $250, respectively. Rental expense is included in general and administrative expenses in our consolidated statements of comprehensive income.
The future scheduled minimum lease payments under the terms of these leases as of September 30, 2019 are as follows (per fiscal year ended September 30):

2020	$5,264
2021	5,215
2022	5,293
2023	4,658
2024	4,212
Thereafter	21,286
$45,928

Some of the foregoing leases are with related parties. As of September 30, 2019, $40,853 of our future scheduled minimum lease payments are for our principal executive offices, which are leased from an affiliate of ABP Trust pursuant to a lease agreement that expires in 2030. For more information about these related party leases, see Note 6, Related Person Transactions.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

In connection with the formation of the Open End Fund in 2018, RMR LLC committed to contribute up to $100,000 to the Open End Fund when called by the general partner. For additional information regarding this commitment to the Open End Fund, see Note 6, Related Person Transactions.
Note 12. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

	Fiscal Year Ended September 30, 2019
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$178,075	$—	$178,075
Incentive business management fees	120,094	—	120,094
Advisory services	—	3,169	3,169
Total management and advisory services revenues	298,169	3,169	301,338
Reimbursable compensation and benefits	54,816	2,674	57,490
Other client company reimbursable expenses	354,540	—	354,540
Total reimbursable costs	409,356	2,674	412,030
Total revenues	707,525	5,843	713,368
Expenses:
Compensation and benefits	107,562	6,967	114,529
Equity based compensation	8,862	178	9,040
Separation costs	7,050	—	7,050
Total compensation and benefits expense	123,474	7,145	130,619
General and administrative	25,026	3,680	28,706
Other client company reimbursable expenses	354,540	—	354,540
Transaction and acquisition related costs	698	—	698
Depreciation and amortization	966	51	1,017
Total expenses	504,704	10,876	515,580
Operating income (loss)	202,821	(5,033)	197,788
Interest and other income	7,831	939	8,770
Impairment loss on Tremont Mortgage Trust investment	—	(6,213)	(6,213)
Equity in earnings of investees	—	719	719
Unrealized loss on equity method investment accounted for under the fair value option	(4,700)	—	(4,700)
Income (loss) before income tax expense	205,952	(9,588)	196,364
Income tax expense	—	(27,320)	(27,320)
Net income (loss)	$205,952	$(36,908)	$169,044

Total assets	$606,844	$61,028	$667,872

(1)	Intersegment revenues of $3,975 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2018
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$191,594	$—	$191,594
Incentive business management fees	155,881	—	155,881
Advisory services	—	4,352	4,352
Total management and advisory services revenues	347,475	4,352	351,827
Reimbursable compensation and benefits	50,664	2,488	53,152
Total reimbursable costs	50,664	2,488	53,152
Total revenues	398,139	6,840	404,979
Expenses:
Compensation and benefits	102,736	6,027	108,763
Equity based compensation	10,310	113	10,423
Separation costs	2,946	784	3,730
Total compensation and benefits expense	115,992	6,924	122,916
General and administrative	23,397	3,752	27,149
Transaction and acquisition related costs	1,555	142	1,697
Depreciation and amortization	1,161	87	1,248
Total expenses	142,105	10,905	153,010
Operating income (loss)	256,034	(4,065)	251,969
Interest and other income	4,170	376	4,546
Tax receivable agreement remeasurement	—	24,710	24,710
Impairment loss on Tremont Mortgage Trust investment	—	(4,359)	(4,359)
Equity in earnings (losses) of investees	33	(611)	(578)
Income before income tax expense	260,237	16,051	276,288
Income tax expense	—	(58,862)	(58,862)
Net income (loss)	$260,237	$(42,811)	$217,426

Total assets	$443,211	$61,217	$504,428

(1)	Intersegment revenues of $4,002 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2017
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$174,887	$—	$174,887
Incentive business management fees	52,407	—	52,407
Advisory services	—	4,102	4,102
Total management and advisory services revenues	227,294	4,102	231,396
Reimbursable compensation and benefits	40,279	53	40,332
Total reimbursable costs	40,279	53	40,332
Total revenues	267,573	4,155	271,728
Expenses:
Compensation and benefits	89,688	2,937	92,625
Equity based compensation	7,128	—	7,128
Total compensation and benefits expense	96,816	2,937	99,753
General and administrative	23,538	1,651	25,189
Transaction and acquisition related costs	337	8,850	9,187
Depreciation and amortization	1,415	623	2,038
Total expenses	122,106	14,061	136,167
Operating income (loss)	145,467	(9,906)	135,561
Interest and other income	1,130	435	1,565
Equity in losses of investees	—	(206)	(206)
Income (loss) before income tax expense	146,597	(9,677)	136,920
Income tax expense	—	(28,251)	(28,251)
Net income (loss)	$146,597	$(37,928)	$108,669

Total assets	$308,018	$75,701	$383,719

(1)	Intersegment revenues of $738 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the consolidated financial statements.
Note 13. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for the fiscal years ended September 30, 2019 and 2018:

	2019
	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
Total revenues	$280,313	(1)	$130,096	$143,715	$159,244
Net income	$118,080		$18,708	$13,373	$18,883
Net income attributable to The RMR Group Inc.	$52,209		$8,168	$5,849	$8,354
Net income attributable to The RMR Group Inc. per common share - diluted	$3.22		$0.50	$0.36	$0.51
Common distributions declared	$0.35		$0.35	$0.35	$0.35

(1)	Includes incentive business management fee revenue of $120,094.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	2018
	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
Total revenues	$218,541	(1)	$59,281	$62,084	$65,073
Net income	$159,324		$19,642	$19,449	$19,011
Net income attributable to The RMR Group Inc.	$71,120		$8,356	$8,381	$8,184
Net income attributable to The RMR Group Inc. per common share - diluted	$4.39		$0.52	$0.52	$0.50
Common distributions declared	$0.25		$0.25	$0.25	$0.25

(1)	Includes incentive business management fee revenue of $155,881.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RMR GROUP INC.
By:	/s/ Adam D. Portnoy
Adam D. Portnoy
Managing Director, President and Chief Executive Officer
Dated:	November 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam D. Portnoy	Managing Director, President and Chief Executive Officer (principal executive officer)	November 22, 2019
Adam D. Portnoy

/s/ Matthew P. Jordan	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	November 22, 2019
Matthew P. Jordan

/s/ Jennifer B. Clark	Managing Director, Executive Vice President, General Counsel and Secretary	November 22, 2019
Jennifer B. Clark

/s/ Ann Logan	Independent Director	November 22, 2019
Ann Logan

/s/ Rosen Plevneliev	Independent Director	November 22, 2019
Rosen Plevneliev

/s/ Walter C. Watkins, Jr.	Independent Director	November 22, 2019
Walter C. Watkins, Jr.