Form 10-Q
period 2019-12-31
RMR GROUP INC.
filed 2020-02-06
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of February 5, 2020, there were 15,300,302 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

December 31, 2019

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	December 31,	September 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$385,695	$358,448
Due from related parties	76,264	93,521
Prepaid and other current assets	5,013	5,848
Total current assets	466,972	457,817

Property and equipment, net	2,315	2,383
Due from related parties, net of current portion	9,001	9,238
Equity method investment	6,561	6,658
Equity method investment accounted for under the fair value option	5,120	3,682
Goodwill	1,859	1,859
Intangible assets, net of amortization	312	323
Operating lease right of use assets	36,899	—
Deferred tax asset	25,302	25,729
Other assets, net of amortization	150,789	153,143
Total assets	$705,130	$660,832

Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$94,944	$90,989
Total current liabilities	94,944	90,989

Deferred rent payable, net of current portion	—	1,620
Operating lease liabilities, net of current portion	34,467	—
Amounts due pursuant to tax receivable agreement, net of current portion	29,950	29,950
Employer compensation liability, net of current portion	9,001	9,238
Total liabilities	168,362	131,797

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,301,767 and 15,302,710 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	103,994	103,360
Retained earnings	266,906	257,457
Cumulative common distributions	(78,389)	(72,194)
Total shareholders’ equity	292,542	288,654
Noncontrolling interest	244,226	240,381
Total equity	536,768	529,035
Total liabilities and equity	$705,130	$660,832
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2019	2018
Revenues:
Management services	$47,275	$47,488
Incentive business management fees	—	120,094
Advisory services	847	782
Total management and advisory services revenues	48,122	168,364
Reimbursable compensation and benefits	13,795	13,873
Other client company reimbursable expenses	97,975	98,076
Total reimbursable costs	111,770	111,949
Total revenues	159,892	280,313
Expenses:
Compensation and benefits	30,197	28,012
Equity based compensation	1,582	1,811
Separation costs	260	6,397
Total compensation and benefits expense	32,039	36,220
General and administrative	7,046	7,320
Other client company reimbursable expenses	97,975	98,076
Transaction and acquisition related costs	796	184
Depreciation and amortization	256	255
Total expenses	138,112	142,055
Operating income	21,780	138,258
Interest and other income	1,875	1,526
Equity in earnings of investees	255	35
Unrealized gain (loss) on equity method investment accounted for under the fair value option	1,438	(2,769)
Income before income tax expense	25,348	137,050
Income tax expense	(3,724)	(18,970)
Net income	21,624	118,080
Net income attributable to noncontrolling interest	(12,175)	(65,871)
Net income attributable to The RMR Group Inc.	$9,449	$52,209
Other comprehensive loss:
Foreign currency translation adjustments	$—	$(4)
Other comprehensive loss	—	(4)
Comprehensive income	21,624	118,076
Comprehensive income attributable to noncontrolling interest	(12,175)	(65,869)
Comprehensive income attributable to The RMR Group Inc.	$9,449	$52,207

Weighted average common shares outstanding - basic	16,177	16,120
Weighted average common shares outstanding - diluted	16,177	16,131

Net income attributable to The RMR Group Inc. per common share - basic and diluted	$0.58	$3.22
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2019	$15	$1	$15	$103,360	$257,457	$—	$(72,194)	$288,654	$240,381	$529,035
Share grants, net	—	—	—	634	—	—	—	634	—	634
Net income	—	—	—	—	9,449	—	—	9,449	12,175	21,624
Tax distributions to Member	—	—	—	—	—	—	—	—	(3,830)	(3,830)
Common share distributions	—	—	—	—	—	—	(6,195)	(6,195)	(4,500)	(10,695)
Balance at December 31, 2019	$15	$1	$15	$103,994	$266,906	$—	$(78,389)	$292,542	$244,226	$536,768

Balance at September 30, 2018	$15	$1	$15	$99,239	$182,877	$82	$(49,467)	$232,762	$201,899	$434,661
Share grants, net	—	—	—	1,569	—	—	—	1,569	—	1,569
Net income	—	—	—	—	52,209	—	—	52,209	65,871	118,080
Tax distributions to Member	—	—	—	—	—	—	—	—	(8,037)	(8,037)
Common share distributions	—	—	—	—	—	—	(5,680)	(5,680)	(4,500)	(10,180)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)	(2)	(4)
Balance at December 31, 2018	$15	$1	$15	$100,808	$235,086	$80	$(55,147)	$280,858	$255,231	$536,089
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$21,624	$118,080
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	256	255
Straight line office rent	35	54
Amortization expense related to other assets	2,354	2,354
Deferred income taxes	427	(76)
Operating expenses paid in The RMR Group Inc. common shares	634	1,569
Equity in earnings of investees	(255)	(35)
Distributions from equity method investments	352	—
Unrealized (gain) loss on equity method investment accounted for under the fair value option	(1,438)	2,769
Changes in assets and liabilities:
Due from related parties	16,007	(161,939)
Prepaid and other current assets	835	5,910
Accounts payable and accrued expenses	1,089	85,137
Net cash from operating activities	41,920	54,078

Cash Flows from Investing Activities:
Purchase of property and equipment	(148)	(170)
Equity method investment in TravelCenters of America Inc.	—	(8,382)
Net cash used in investing activities	(148)	(8,552)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(8,330)	(12,537)
Distributions to common shareholders	(6,195)	(5,680)
Net cash used in financing activities	(14,525)	(18,217)

Effect of exchange rate fluctuations on cash and cash equivalents	—	2
Increase in cash and cash equivalents	27,247	27,311
Cash and cash equivalents at beginning of period	358,448	256,848
Cash and cash equivalents at end of period	$385,695	$284,159

Supplemental Cash Flow Information:
Income taxes paid	$165	$332
Supplemental Schedule of Non-Cash Activities:
Fair value of share based payments recorded	$948	$1,316
Recognition of right of use assets and related lease liabilities	$39,746	$—
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
As of December 31, 2019, RMR Inc. owned 15,301,767 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.1% of the economic interest of RMR LLC as of December 31, 2019. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.9% of the economic interest of RMR LLC as of December 31, 2019, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of December 31, 2019, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC provides management services to four publicly traded real estate investment trusts, or REITs: Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust), or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. Until December 31, 2018, RMR LLC provided management services to Select Income REIT, or SIR. On December 31, 2018, SIR merged with and into a subsidiary of OPI (then named Government Properties Income Trust, or GOV), or the GOV/SIR Merger, which then merged with and into OPI, with OPI as the surviving entity. The combined company continues to be managed by RMR LLC pursuant to OPI’s business and property management agreements with RMR LLC. DHC, ILPT, OPI, SVC and, until December 31, 2018, SIR, are collectively referred to as the Managed Equity REITs.
RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by DHC; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, many of whose U.S. hotels are owned by SVC; and TravelCenters of America Inc., or TA, an operator and franchisor of travel centers along the U.S. Interstate Highway System, many of which are owned by SVC, standalone truck service facilities and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, ABP Trust and its subsidiaries, or collectively ABP Trust, and RMR Office Property Fund LP, or the Open End Fund.
RMR Advisors LLC, or RMR Advisors, is an investment adviser registered with the Securities and Exchange Commission, or SEC. RMR Advisors is a wholly-owned subsidiary of RMR LLC and is the adviser to RMR Real Estate Income Fund, or RIF. RIF is currently a closed end investment company focused on investing in real estate securities, including REITs and other dividend paying securities, but excluding our Client Companies, as defined below. In December 2019, RIF announced its intention to convert from a registered investment company to a commercial mortgage REIT.
Tremont Realty Advisors LLC, or Tremont Advisors, an investment adviser registered with the SEC, was formed in connection with the acquisition of certain assets of Tremont Realty Capital LLC, or the Tremont business. Tremont Advisors is a wholly owned subsidiary of RMR LLC that manages Tremont Mortgage Trust, or TRMT, a publicly traded mortgage real estate investment trust that focuses primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate and, as of December 18, 2019, Centre Street Finance LLC, or Centre Street, a private fund focused on originating and investing in mortgage loans. Centre Street is a direct wholly owned subsidiary of ABP Trust. TRMT, together with Centre Street, are referred to as the Tremont Advisory Clients. The Tremont business also acts as a transaction originator for non-investment advisory clients for negotiated fees.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

In these financial statements, we refer to the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC, ABP Trust, the Open End Fund, Centre Street and the clients of the Tremont business as our Client Companies. We refer to the Managed Equity REITs and TRMT collectively as the Managed REITs.
The accompanying condensed consolidated financial statements of RMR Inc. are unaudited. Certain information and disclosures required by U.S. Generally Accepted Accounting Principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, or our 2019 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.
Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.
Note 2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases, as amended, or ASU No. 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification.
On October 1, 2019, we adopted ASU No. 2016-02 along with certain allowable practical expedients using the modified retrospective transition approach. We elected to apply the guidance to each lease that had commenced as of the adoption date. We also elected a package of practical expedients that allowed us not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the recognition requirements for initial direct costs for any expired or existing leases. Additionally, we elected to account for the lease and non-lease components as a single lease component.
The adoption of ASU No. 2016-02 did not affect our condensed consolidated statements of comprehensive income and cash flows. See Note 10, Leases, for further information regarding the adoption of ASU No. 2016-02.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will become effective for fiscal years beginning after December 15, 2019. The effective date for us is the first day of fiscal year 2021 (October 1, 2020). We are continuing to assess this guidance, but we have not historically experienced credit losses from our Client Companies and do not expect the adoption of ASU No. 2016-13 to have a material impact on our condensed consolidated financial statements.

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
For the three months ended December 31, 2019 and 2018, we earned aggregate base business management fees from the Managed Equity REITs of $27,391 and $28,271, respectively.
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
The incentive fees are calculated for each Managed Equity REIT as 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the relevant measurement period and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share, as defined in the applicable business management agreement, exceeded the applicable benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, as adjusted for net share issuances during the period and subject to caps on the values of the incentive fees. The measurement period for the annual incentive business management fees is defined as the three year period ending on December 31 of the year for which such fee is being calculated, except for ILPT, whose annual incentive business management fee is based on a shorter period from its initial public offering on January 12, 2018 through the applicable calender year end. On December 31, 2018, RMR LLC’s business management agreements with ILPT and OPI were amended to provide that, for periods beginning on and after January 1, 2019, the SNL U.S. Industrial REIT Index and the SNL U.S. Office REIT Index will be used by ILPT and OPI, respectively, rather than the SNL U.S. REIT Equity Index, to calculate the benchmark return per share, as defined, for purposes of determining the incentive management fee, if any, payable thereunder.
For the three months ended December 31, 2019 and 2018, we recognized aggregate incentive business management fees earned from the Managed Equity REITs of zero and $120,094, respectively.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Until June 30, 2019, we earned fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. AIC’s property insurance program expired on June 30, 2019 and was not continued. As a result, we have not earned any management fees from AIC since that date.
We earn fees from the Open End Fund by providing a continuing and suitable real estate investment program consistent with the Open End Fund’s real estate investment policies and objectives pursuant to an administration services agreement. We earn fees equal to 1.0% of the Open End Fund’s net asset value, as defined, annually. These fees are payable quarterly in arrears.
For the three months ended December 31, 2019 and 2018, we earned aggregate fees from the Managed Operators, ABP Trust, AIC and the Open End Fund of $6,679 and $7,395, respectively.
Property Management Fees
We earn property management fees by providing continuous services pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. For the three months ended December 31, 2019 and 2018, we earned aggregate property management fees of $12,525 and $11,770, respectively.
Advisory Services and Other Agreements
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares, plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF. RMR Advisors earned advisory services revenue of $811 and $733 for the three months ended December 31, 2019 and 2018, respectively.
Tremont Advisors is primarily compensated pursuant to its management agreements with TRMT and Centre Street at an annual rate of 1.5% of TRMT’s and Centre Street’s equity, respectively, as defined in the applicable agreements. Tremont Advisors may also earn an incentive fee under these management agreements for TRMT and (beginning the first full calendar quarter of 2021) Centre Street. In June 2018, Tremont Advisors agreed to waive any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020. In addition, no incentive fee was paid or will be payable by TRMT to Tremont Advisors for the 2018 or 2019 calendar years, respectively.
Tremont Advisors earned advisory services revenue of $36 and $49 for the three months ended December 31, 2019 and 2018, respectively, in each case net of the fee waiver referenced above, as applicable.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it originates. For the three months ended December 31, 2019 and 2018, the Tremont business earned fees for such origination services of $680 and $52, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.
Reimbursable Compensation and Benefits
Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services we provide pursuant to our property management agreements, a significant portion of which are charged or passed through to and were paid by tenants of our Client Companies. We recognize the revenue for reimbursements when we incur the related reimbursable compensation and benefits and other costs on behalf of our Client Companies. For the three months ended December 31, 2019 and 2018, we realized reimbursable compensation and benefits of $13,795 and $13,873, respectively. Included in reimbursable compensation and benefits are shared services fees we earn from TRMT for compensation and other costs related to the operation of the Tremont business. We earned shared services fees from TRMT of $346 and $336 for the three months ended December 31, 2019 and 2018, respectively.
Reimbursable compensation and benefits include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our condensed consolidated statements of comprehensive income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our Client Companies to certain of our officers and employees. We realized equity based compensation expense and related reimbursements of $948 and $1,316 for the three months ended December 31, 2019 and 2018, respectively.
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
We realized other client company reimbursable expenses reflecting corresponding amounts in revenue and expense of $97,975 and $98,076 for the three months ended December 31, 2019 and 2018, respectively.
Note 4. Investments
Equity Method Investments
As of December 31, 2019, Tremont Advisors owned 1,600,100, or approximately 19.4%, of TRMT’s outstanding common shares. We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence, but not control, over TRMT’s most significant activities. Our share of earnings from our investment in TRMT included in equity in earnings of investees in our condensed consolidated statements of comprehensive income for the three months ended December 31, 2019 and 2018 was $255 and $35, respectively.
Equity Method Investment Accounted for Under the Fair Value Option
As of December 31, 2019, we own 298,538, or approximately 3.6%, of TA’s outstanding common shares. We purchased these shares on October 10, 2018 for $8,382. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares, which is a Level 1 fair value input. The market value of our investment in TA as of December 31, 2019 and September 30, 2019, based on quoted market prices, was $5,120 and $3,682, respectively. The unrealized gain (loss) in our condensed consolidated statements of comprehensive income for the three months ended December 31, 2019 and 2018 related to our investment in TA was $1,438 and $(2,769), respectively.
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
For the three months ended December 31, 2019 and 2018, we recognized estimated income tax expense of $3,724 and $18,970, respectively, which includes $2,777 and $13,842, respectively, of U.S. federal income tax and $947 and $5,128, respectively, of state income taxes.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended December 31,
	2019	2018
Income taxes computed at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	3.6%	3.0%
Permanent items	0.2%	(0.1)%
Net income attributable to noncontrolling interest	(10.1)%	(10.1)%
Total	14.7%	13.8%

In December 2019, the Internal Revenue Service and Department of the Treasury released regulations expanding the applicability of limits on executive compensation deductions to more taxpayers, including executive compensation allocated to publicly held corporations by a partnership. The expanded application of these regulations result in the effective tax rate of RMR Inc. increasing to 14.7% for the full fiscal year.
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of December 31, 2019, we had no uncertain tax positions.
Note 6. Fair Value of Financial Instruments
As of December 31, 2019 and September 30, 2019, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
Level 1 Estimates
The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of December 31, 2019 and September 30, 2019:

	December 31,	September 30,
	2019	2019
Money market funds included in cash and cash equivalents	$384,400	$357,526
Current portion of due from related parties related to share based payment awards	3,563	4,814
Long term portion of due from related parties related to share based payment awards	9,001	9,238
Current portion of employer compensation liability related to share based payment awards included in accounts payable and accrued expenses	3,563	4,814
Long term portion of employer compensation liability related to share based payment awards	9,001	9,238

Note 7. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. As of December 31, 2019, Adam D.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Portnoy beneficially owned, in aggregate, (i) 144,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC. Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer is also an officer of ABP Trust and an officer and employee of RMR LLC.
Adam D. Portnoy is also the chair of the board of trustees of each of the Managed Equity REITs, the chair of the board of directors of each of Five Star and TA, a managing trustee or managing director of each of the Managed REITs, Five Star, RIF and TA, a director of AIC and the majority owner and director of Sonesta. Jennifer B. Clark, our other Managing Director, is a managing trustee of DHC and RIF, president and chief executive officer of AIC and a director of Sonesta. As of December 31, 2019, Adam D. Portnoy beneficially owned, in aggregate, 35.3% of Five Star’s outstanding common shares (6.3% as of January 1, 2020), 1.1% of SVC’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 4.0% of TA’s outstanding common shares (including through RMR LLC), 2.3% of RIF’s outstanding common shares, and 19.5% of TRMT’s outstanding common shares (including through Tremont Advisors).
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
As of December 31, 2019, ABP Trust owned 100% of Centre Street, 14.3% of AIC and 206,300 limited partner units, or 100%, of the Open End Fund and RMR LLC owned no limited partnership units, but has committed to contributing $100,000 to the Open End Fund. The general partner of the Open End Fund is a subsidiary of ABP Trust and is not entitled to any compensation for services rendered to the Open End Fund in its capacity as general partner.
Additional information about our related person transactions appears in Note 8, Shareholders’ Equity, below and in our 2019 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Revenues from Related Parties
For the three months ended December 31, 2019 and 2018, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended December 31, (1)
	2019		2018
	$	%	$	%
Managed Equity REITs:
DHC (2)	$43,557	27.2%	$85,979	30.7%
ILPT	16,341	10.2	8,460	3.0
OPI (3)	64,883	40.6	56,243	20.1
SIR (2) (3)	—	—	47,843	17.1
SVC (2)	19,124	12.0	66,395	23.7
	143,905	90.0	264,920	94.6

Managed Operators:
Five Star	2,276	1.4	2,413	0.9
Sonesta	625	0.4	757	0.3
TA	3,445	2.2	3,853	1.4
	6,346	4.0	7,023	2.6

Other Client Companies:
ABP Trust	3,317	2.1	3,335	1.2
AIC	91	0.1	60	—
Open End Fund	3,996	2.5	3,477	1.2
RIF	811	0.5	733	0.2
TRMT	697	0.4	695	0.2
	8,912	5.6	8,300	2.8
Total revenues from related parties	159,163	99.6	280,243	100.0
Revenues from unrelated parties	729	0.4	70	—
	$159,892	100.0%	$280,313	100.0%

(1)
Revenues from related parties for the three months ended December 31, 2019 and 2018 include (i) reimbursable compensation and benefits of $13,795 and $13,873, respectively, and (ii) other client company reimbursable expenses of $97,975 and $98,076, respectively.

(2)
The amounts for the three months ended December 31, 2018 include incentive business management fees of $40,642, $25,817 and $53,635, which RMR LLC earned from DHC, SIR and SVC, respectively, and which were paid in January 2019.

(3)
SIR merged with and into a subsidiary of OPI on December 31, 2018, which subsidiary then merged into OPI, and SIR’s separate business and property management agreements with RMR LLC were terminated. The combined company continues to be managed by RMR LLC pursuant to OPI’s business and property management agreements with RMR LLC. This table presents the management services, reimbursable compensation and benefits and other client company reimbursable expenses revenues from SIR separately as they relate to periods prior to the merger with OPI.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	December 31,	September 30,
	2019	2019
Managed Equity REITs:
DHC	$25,197	$25,505
ILPT	7,748	10,630
OPI	34,717	39,233
SVC	10,988	18,933
	78,650	94,301

Managed Operators:
Five Star	181	136
Sonesta	13	37
TA	618	392
	812	565

Other Client Companies:
ABP Trust	2,338	2,580
AIC	7	7
Open End Fund	2,647	4,567
RIF	39	75
TRMT	772	664
	5,803	7,893
	$85,265	$102,759

Leases
As of December 31, 2019, we leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,433 and $1,287 for the three months ended December 31, 2019 and 2018, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. As of December 31, 2019, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $32,061, including $2,111 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2020.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members estimated quarterly, subject to future adjustment based on actual results. For the three months ended December 31, 2019 and 2018, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $7,993 and $16,722, respectively, of which $4,163 and $8,685, respectively, was distributed to us and $3,830 and $8,037, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Separation Arrangements
David J. Hegarty, Mark L. Kleifges, Bruce J. Mackey Jr., Thomas M. O’Brien and John C. Popeo, each a former Executive Vice President of RMR LLC, retired from and resigned their RMR LLC officer positions between November 29, 2017 and December 31, 2018. We entered into retirement agreements with these former officers in connection with their retirements. Pursuant to these agreements, we made various cash payments and accelerated the vesting of unvested shares RMR Inc. previously awarded to these retiring officers. We also enter into separation arrangements from time to time with other nonexecutive officers and employees of ours. There remains no further substantive performance obligations with respect to any such arrangements, and we in turn recognized all applicable provisions in our condensed consolidated statements of comprehensive income as separation costs.
In December 2019, we entered into a retirement agreement with TA and a former executive officer of RMR LLC, Andrew J. Rebholz. Mr. Rebholz was also a managing director and chief executive officer of TA. Pursuant to his retirement agreement, Mr. Rebholz will continue to serve as an employee of RMR LLC through June 30, 2020. Under Mr. Rebholz’s retirement agreement, consistent with past practice, RMR LLC and TA will continue to pay Mr. Rebholz his current aggregate annual base salary of $375 until June 30, 2020 and RMR LLC and TA paid him an aggregate cash bonus in respect of 2019 of $1,250 in December 2019. RMR LLC and TA also agreed to pay Mr. Rebholz a combined cash payment of $1,250 in 2020, subject to certain conditions. Pursuant to the retirement agreement, TA has paid or will pay 80.0% of the above referenced amounts to Mr. Rebholz and RMR LLC has paid or will pay the remaining 20.0%, including any payroll taxes due. In addition, in January 2020, our Equity Plan Committee approved the acceleration of all 7,300 unvested shares owned by Mr. Rebholz of us as of his retirement date, June 30, 2020. We expect to record approximately $324 of equity based separation costs related to the acceleration of these shares in the quarter ending March 31, 2020.
For the three months ended December 31, 2019 and 2018, we recognized cash and equity based separation costs as set forth in the following table:

	Three Months Ended December 31,
	2019	2018
Former executive officers:
Cash separation costs	$260	$5,312
Equity based separation costs	—	1,074
	260	6,386
Former nonexecutive officers:
Cash separation costs	—	11
	—	11
Total separation costs	$260	$6,397

Note 8. Shareholders’ Equity
Repurchases
In December 2019, we withheld and repurchased 133 of our Class A Common Shares valued at $45.67 per share, the closing price of our Class A Common Shares on Nasdaq on the date of purchase, from one employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the issuance of awards of our common shares. The aggregate value of the withheld and repurchased shares was $6. In connection with the acquisition of these Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently acquired an identical number of Class A Units from RMR Inc.
Distributions
During the three months ended December 31, 2019 and 2018, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Three Months Ended December 31, 2019
10/17/2019	10/28/2019	11/14/2019	$0.38	$6,195
Three Months Ended December 31, 2018
10/18/2018	10/29/2018	11/15/2018	$0.35	$5,680
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Three Months Ended December 31, 2019
10/17/2019	10/28/2019	11/14/2019	$0.30	$9,391	$4,891	$4,500
Three Months Ended December 31, 2018
10/18/2018	10/29/2018	11/15/2018	$0.30	$9,369	$4,869	$4,500

The remainder of the above noted dividends that were paid were funded with cash accumulated at RMR Inc.
On January 16, 2020, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of January 27, 2020, in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,194. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,390, of which $4,890 will be distributed to us based on our aggregate ownership of 16,300,302 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about February 20, 2020.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended December 31,
	2019	2018
Basic EPS
Numerator:
Net income attributable to The RMR Group Inc.	$9,449	$52,209
Income attributable to unvested participating securities	(73)	(353)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	$9,376	$51,856
Denominator:
Weighted average common shares outstanding - basic	16,177	16,120
Net income attributable to The RMR Group Inc. per common share - basic	$0.58	$3.22

Diluted EPS
Numerator:
Net income attributable to The RMR Group Inc.	$9,449	$52,209
Income attributable to unvested participating securities	(73)	(353)
Net income attributable to The RMR Group Inc. used in calculating diluted EPS	$9,376	$51,856
Denominator:
Weighted average common shares outstanding - basic	16,177	16,120
Dilutive effect of incremental unvested shares	—	11
Weighted average common shares outstanding - diluted	16,177	16,131
Net income attributable to The RMR Group Inc. per common share - diluted	$0.58	$3.22

The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. If all outstanding Class A Units that we do not own had been redeemed for our Class A Common Shares in the periods presented, our Class A Common Shares outstanding as of December 31, 2019, would have been 30,301,767. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest (including any tax impact). For the periods presented, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.
Note 10. Leases
We enter into operating leases, as the lessee, for office space and determine if an arrangement is a lease at inception of the arrangement. Operating lease liabilities and right of use assets are recognized based on the present value of the future minimum lease payments over the lease term using our estimated incremental borrowing rate. Operating lease expense associated with minimum lease payments is recognized on a straight line basis over the lease term and was $1,603 for the three months ended December 31, 2019. Minimum lease payments for leases with an initial term of twelve months or less are not recorded on our condensed consolidated balance sheet. Lease expense for leases with an initial term of twelve months or less was $15 for the three months ended December 31, 2019. As of December 31, 2019, our operating leases expire on various dates through 2030, the weighted average remaining lease term was 9.6 years and the determination of the present value of the remaining lease payments utilized a weighted average discount rate of 3.1%.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The following table presents the undiscounted cash flows on an annual basis for our operating lease liabilities as of December 31, 2019:

2020	$3,916
2021	5,272
2022	5,343
2023	4,708
2024	4,205
Thereafter	21,283
Total lease payments (1)	44,727
Less: imputed interest	(6,173)
Present value of operating lease liabilities	38,554
Less: current portion of operating lease liabilities	(4,087)
Operating lease liabilities, net of current portion	$34,467

(1)	Excludes $1,052 of lease payments for signed leases that have not yet commenced.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 11. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

	Three Months Ended December 31, 2019
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$46,595	$680	$47,275
Advisory services	—	847	847
Total management and advisory services revenues	46,595	1,527	48,122
Reimbursable compensation and benefits	12,702	1,093	13,795
Other client company reimbursable expenses	97,975	—	97,975
Total reimbursable costs	110,677	1,093	111,770
Total revenues	157,272	2,620	159,892
Expenses:
Compensation and benefits	27,275	2,922	30,197
Equity based compensation	1,567	15	1,582
Separation costs	260	—	260
Total compensation and benefits expense	29,102	2,937	32,039
General and administrative	6,125	921	7,046
Other client company reimbursable expenses	97,975	—	97,975
Transaction and acquisition related costs	49	747	796
Depreciation and amortization	244	12	256
Total expenses	133,495	4,617	138,112
Operating income (loss)	23,777	(1,997)	21,780
Interest and other income	1,720	155	1,875
Equity in earnings of investees	—	255	255
Unrealized gain on equity method investment accounted for under the fair value option	1,438	—	1,438
Income (loss) before income tax expense	26,935	(1,587)	25,348
Income tax expense	—	(3,724)	(3,724)
Net income (loss)	$26,935	$(5,311)	$21,624

Total assets	$654,196	$50,934	$705,130

(1)	Intersegment revenues of $2,075 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended December 31, 2018
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$47,436	$52	$47,488
Incentive business management fees	120,094	—	120,094
Advisory services	—	782	782
Total management and advisory services revenues	167,530	834	168,364
Reimbursable compensation and benefits	13,308	565	13,873
Other client company reimbursable expenses	98,076	—	98,076
Total reimbursable costs	111,384	565	111,949
Total revenues	278,914	1,399	280,313
Expenses:
Compensation and benefits	26,425	1,587	28,012
Equity based compensation	1,784	27	1,811
Separation costs	6,397	—	6,397
Total compensation and benefits expense	34,606	1,614	36,220
General and administrative	6,385	935	7,320
Other client company reimbursable expenses	98,076	—	98,076
Transaction and acquisition related costs	184	—	184
Depreciation and amortization	242	13	255
Total expenses	139,493	2,562	142,055
Operating income (loss)	139,421	(1,163)	138,258
Interest and other income	1,373	153	1,526
Equity in earnings of investees	—	35	35
Unrealized loss on equity method investment accounted for under the fair value option	(2,769)	—	(2,769)
Income (loss) before income tax expense	138,025	(975)	137,050
Income tax expense	—	(18,970)	(18,970)
Net income (loss)	$138,025	$(19,945)	$118,080

Total assets	$625,063	$62,862	$687,925

(1)	Intersegment revenues of $848 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and with our 2019 Annual Report.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of December 31, 2019, RMR LLC managed over 2,100 properties in 49 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
RMR LLC manages a diverse portfolio of publicly owned real estate and real estate related businesses. Our Client Companies include the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC, ABP Trust, the Open End Fund, Centre Street and the clients of the Tremont business, each of which are discussed in further detail below.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are principally based upon the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of December 31, 2019 and 2018, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		December 31,
REIT	Primary Strategy	2019	2018
DHC	Medical office and life science properties, senior living communities and wellness centers	$5,543,586	$6,469,758
ILPT	Industrial and logistics properties	2,538,189	1,578,306
OPI	Office properties primarily leased to single tenants, including the government	3,935,421	4,651,888
SVC	Hotels and net lease service and necessity-based retail properties	10,130,161	8,153,868
		$22,147,357	$20,853,820
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
The basis on which our base business management fees are calculated for the three months ended December 31, 2019 and 2018 may differ from the basis at the end of the periods presented in the table above. As of December 31, 2019, the market capitalization was lower than the historical costs of assets under management for DHC, OPI and SVC; the historical costs of assets under management for DHC, OPI and SVC as of December 31, 2019, were $8,623,500, $5,807,041 and $12,447,913, respectively. For ILPT, the historical costs of assets under management were lower than its market capitalization of $2,877,088, calculated as of December 31, 2019.

The fee revenues we earned from the Managed Equity REITs for the three months ended December 31, 2019 and 2018 are set forth in the following tables:

	Three Months Ended December 31, 2019 (1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
DHC	$6,632	$—	$3,323	$9,955
ILPT	3,392	—	2,182	5,574
OPI	4,890	—	5,273	10,163
SVC	12,477	—	1,196	13,673
	$27,391	$—	$11,974	$39,365

	Three Months Ended December 31, 2018 (1)
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
DHC	$8,605	$40,642	$3,686	$52,933
ILPT	2,104	—	1,354	3,458
OPI (2)	3,374	—	3,972	7,346
SIR (2)	4,124	25,817	2,335	32,276
SVC	10,064	53,635	20	63,719
	$28,271	$120,094	$11,367	$159,732

(1)	Excludes reimbursable compensation and benefits and other client company reimbursable expenses.

(2)	SIR merged with and into OPI on December 31, 2018 with OPI continuing as the surviving entity.
Managed Operators, ABP Trust, AIC and the Open End Fund
We provide business management services to the Managed Operators. Five Star operates senior living communities throughout the United States, many of which are owned by and leased from, or managed for, DHC. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of Sonesta’s U.S. hotels are owned by SVC. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by SVC, and owns, operates and franchises standalone truck service facilities and restaurants. Generally, our fees earned from business management services to the Managed Operators are based on a percentage of certain revenues.
In addition, we provide management services to ABP Trust, AIC and the Open End Fund. The fees we earn from ABP Trust include business management fees based on a percentage of revenues, property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities. The fees we earned from AIC were based on a percentage of total premiums paid for insurance arranged by AIC. AIC’s property insurance program expired on June 30, 2019 and was not continued. As a result, AIC has not incurred any management fees payable to RMR LLC since that date. The fees we earn from the Open End Fund include administrative service fees based on a percentage of the Open End Fund’s net asset value, property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities.

Our revenues from services to the Managed Operators, ABP Trust, AIC and the Open End Fund for the three months ended December 31, 2019 and 2018 are set forth in the following table:

	Three Months Ended December 31, (1)
Company	2019	2018
ABP Trust	$223	$219
AIC	—	60
Five Star	2,252	2,351
Open End Fund	840	734
Sonesta	579	711
TA	3,295	3,723
	$7,189	$7,798

(1)	Excludes reimbursable client company operating expenses and reimbursable compensation and benefits.
RMR Advisors, Tremont Advisors and the Tremont Business
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $360,001 and $303,174 as of December 31, 2019 and 2018, respectively. The advisory fees earned by RMR Advisors included in our revenue were $811 and $733 for the three months ended December 31, 2019 and 2018, respectively.
Tremont Advisors primarily manages TRMT, a publicly traded mortgage REIT that focuses primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate and, as of December 18, 2019, Centre Street, a private fund focused on originating and investing in mortgage loans. In June 2018, Tremont Advisors agreed to waive any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020 and any incentive management fee that it may earn for the 2018 or 2019 calendar years. Tremont Advisors earned advisory services revenue from TRMT of $36 and $49 for the three months ended December 31, 2019 and 2018, respectively. Tremont Advisors did not earn any revenue from Centre Street for the period from their inception on December 18, 2019 to December 31, 2019.
The Tremont business acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such origination services of $680 and $52 for the three months ended December 31, 2019 and 2018, respectively, which amounts are included in management services revenue in our condensed consolidated statements of comprehensive income.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain and increase the value of their businesses, to assist our Managed Operators to grow their businesses and operate profitably and to successfully execute on new business ventures and investments we may pursue, such as the Open End Fund and Centre Street. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, the expectation that U.S. interest rates will increase, or decrease, may cause a general decrease, or increase, in the value of securities of real estate businesses or in their value relative to other types of securities and investments, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.
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
Please see “Risk Factors” in Item 1A of our 2019 Annual Report for a discussion of some of the circumstances that may adversely affect our performance and the performance of our Client Companies.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended December 31, 2019, Compared to the Three Months Ended December 31, 2018
The following table presents the changes in our operating results for the three months ended December 31, 2019 compared to the three months ended December 31, 2018:

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
Revenues:
Management services	$47,275	$47,488	$(213)	(0.4)%
Incentive business management fees	—	120,094	(120,094)	n/m
Advisory services	847	782	65	8.3%
Total management and advisory services revenues	48,122	168,364	(120,242)	(71.4)%
Reimbursable compensation and benefits	13,795	13,873	(78)	(0.6)%
Other client company reimbursable expenses	97,975	98,076	(101)	(0.1)%
Total reimbursable costs	111,770	111,949	(179)	(0.2)%
Total revenues	159,892	280,313	(120,421)	(43.0)%
Expenses:
Compensation and benefits	30,197	28,012	2,185	7.8%
Equity based compensation	1,582	1,811	(229)	(12.6)%
Separation costs	260	6,397	(6,137)	(95.9)%
Total compensation and benefits expense	32,039	36,220	(4,181)	(11.5)%
General and administrative	7,046	7,320	(274)	(3.7)%
Other client company reimbursable expenses	97,975	98,076	(101)	(0.1)%
Transaction and acquisition related costs	796	184	612	n/m
Depreciation and amortization	256	255	1	0.4%
Total expenses	138,112	142,055	(3,943)	(2.8)%
Operating income	21,780	138,258	(116,478)	(84.2)%
Interest and other income	1,875	1,526	349	22.9%
Equity in earnings of investees	255	35	220	n/m
Unrealized gain (loss) on equity method investment accounted for under the fair value option	1,438	(2,769)	4,207	151.9%
Income before income tax expense	25,348	137,050	(111,702)	(81.5)%
Income tax expense	(3,724)	(18,970)	15,246	80.4%
Net income	21,624	118,080	(96,456)	(81.7)%
Net income attributable to noncontrolling interest	(12,175)	(65,871)	53,696	81.5%
Net income attributable to The RMR Group Inc.	$9,449	$52,209	$(42,760)	(81.9)%
n/m - not meaningful
Management services revenue. For the three months ended December 31, 2019 and 2018, we earned base business and property management services revenue from the following sources:

	Three Months Ended December 31,
Source	2019	2018	Change
Managed Equity REITs	$39,365	$39,639	$(274)
Managed Operators	6,126	6,785	(659)
Other	1,784	1,064	720
Total	$47,275	$47,488	$(213)

Management services revenue decreased $213 primarily due to (i) declines in the market capitalization of DHC and OPI (compared to GOV’s and SIR’s combined market capitalization in the 2018 period) resulting in decreases to base business management fees of $1,973 and $2,608, respectively, (ii) decreases in property management fees earned from OPI (compared to GOV’s and SIR’s combined property management fees in the 2018 period) of $1,034, primarily due to asset dispositions and (iii) a decrease of $428 in base business management fees earned from TA due to the sale of its convenience stores at the end of the first quarter of fiscal 2019. These decreases were partially offset by (i) growth in base business management fees of $1,288 and property management fees of $828 earned from ILPT, primarily reflecting acquisition activity and (ii) growth in base business management fees of $2,413 and property management fees of $1,176 earned from SVC, primarily from its acquisition of a net leased property portfolio in September 2019.
Incentive business management fees. Incentive business management fees are contingent performance based fees which are recognized in our first fiscal quarter when amounts, if any, for the applicable measurement periods become known and the incentive business management fees are earned. Incentive business management fees for the three months ended December 31, 2018 include fees earned from DHC, SIR and SVC of $40,642, $25,817, and $53,635, respectively, for the calendar year 2018. We did not earn any incentive business management fees for calendar year 2019.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF and the fees Tremont Advisors earns for managing TRMT and Centre Street Finance LLC, or the Tremont Advisory Clients. Advisory services revenues increased by $65 primarily due to increases in the net asset value of RIF’s portfolio driven by higher prices of its investments.
Reimbursable compensation and benefits. Reimbursable compensation and benefits represents amounts reimbursed to us by the Managed Equity REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable compensation and benefits costs arise from services we provide that are paid or reimbursed to the Managed Equity REITs by their tenants, as well as non-cash share based compensation from the Managed Equity REITs granted to some of our employees. Reimbursable compensation and benefits for the three months ended December 31, 2019 and 2018 include non-cash share based compensation granted to some of our employees by our Client Companies totaling $948 and $1,316, respectively. Reimbursable compensation and benefits decreased $78 primarily due to decreases in share based compensation granted to our employees by our Client Companies as a result of decreases in their respective share prices, partially offset by annual increases in employee compensation and benefits for which we receive reimbursement.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $2,185 primarily due to annual employee merit increases on October 1, 2019 and anticipated bonus inflation for fiscal 2020.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and by our Client Companies. Equity based compensation decreased $229 primarily due to declines in the Managed Equity REITs’ share prices, partially offset by increases in our shares granted to certain of our employees.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs decreased $274 primarily due to professional fees incurred in the 2018 period related to our registration statement on Form S-3 filing with the SEC in December 2018.
Transaction and acquisition related costs. Transaction and acquisition related costs increased $612 primarily due to costs incurred in connection with RIF’s intention to convert from a registered investment company to a commercial mortgage REIT announced in December 2019. RMR Advisors has committed to pay all costs related to this proposed transaction.
Depreciation and amortization. Depreciation and amortization expense was relatively unchanged from the prior year.

Interest and other income. Interest and other income increased $349 primarily due to increased cash balances invested during the three months ended December 31, 2019 as compared to the three months ended December 31, 2018, partially offset by lower interest rates earned in the 2019 period.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our equity interest in TRMT.
Unrealized gain (loss) on equity method investment accounted for under the fair value option. Unrealized gain (loss) on equity method investment accounted for under the fair value option represents the gain (loss) on our investment in TA common shares. The gain for the current period is a result of recent increases in TA’s share price, as compared to TA share price declines in the same period in the prior year. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The decrease in income tax expense of $15,246 is primarily attributable to declines in taxable income for the three months ended December 31, 2019 as compared to same period in the prior year primarily due to incentive business management fees earned in the three months ended December 31, 2018.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Total assets were $705,130 as of December 31, 2019, an increase of $44,298, or 6.7% from September 30, 2019. The increase in total assets was primarily due to an increase of $36,899 in operating lease right of use assets recorded in connection with our adoption of ASU No. 2016-02 on October 1, 2019. For further information regarding the adoption of ASU No. 2016-02, please see Note 2, Recent Accounting Pronouncements, and Note 10, Leases, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2019 and September 30, 2019, we had cash and cash equivalents of $385,695 and $358,448, respectively, of which $29,778 and $26,883, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. As of December 31, 2019 and September 30, 2019, $384,400 and $357,526, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations during the three months ended December 31, 2019.
Total liabilities were $168,362 as of December 31, 2019, an increase of $36,565, or 27.7% from September 30, 2019. The increase in total liabilities was primarily due to an increase of $38,554 in total operating lease liabilities recorded in connection with our adoption of ASU No. 2016-02 on October 1, 2019. For further information regarding the adoption of ASU No. 2016-02, please see Note 2, Recent Accounting Pronouncements, and Note 10, Leases, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our current liabilities have historically included accounts payable and accrued expenses, including accrued employee compensation and accounts payable and accrued expenses related to other client company reimbursable expenses. As of December 31, 2019 and September 30, 2019, we had current liabilities of $94,944 and $90,989, respectively, including $51,708 and $65,909, respectively, of accounts payable and accrued expenses related to other client company reimbursable expenses. The decrease in current liabilities primarily reflects lower other client company reimbursable expenses, partially offset by accrued employee compensation related to annual bonuses historically paid during the last quarter of our fiscal year.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities. The cash we generate from our operating activities could decline in future periods due to strategic capital recycling and declines in the common share prices at our Managed Equity REITs, among other reasons. This disposition activity could result in reductions to our business and property management services revenue. Additionally, our business management fees and incentive management fees are also adversely impacted as our Managed Equity REITs share prices decline. Conversely, the cash we generate from our operating activities may increase if our Managed Equity REITs’ market capitalizations increase or they acquire additional properties, particularly properties for which we would provide property management services.
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
During the three months ended December 31, 2019, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $10,695. On January 16, 2020, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of January 27, 2020 in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,194. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,390, of which $4,890 will be distributed to us based on our aggregate ownership of 16,300,302 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $10,694 and we expect to pay this dividend on or about February 20, 2020. See Note 8, Shareholders’ Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
For the three months ended December 31, 2019, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $7,993, of which $4,163 was distributed to us and $3,830 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $4,163 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $3,830 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement described in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Our changes in cash flows for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 were as follows: (i) net cash from operating activities decreased $12,158 from $54,078 in the 2018 period to $41,920 in the 2019 period; (ii) net cash used in investing activities decreased $8,404 from $8,552 in the 2018 period to $148 in the 2019 period; and (iii) net cash used in financing activities decreased $3,692 from $18,217 in the 2018 period to $14,525 in the 2019 period.
The decrease in cash from operating activities for the three months ended December 31, 2019, compared to the same period in 2018 primarily reflects the net effect of declines in net income and working capital. The decrease in cash used in investing activities for the three months ended December 31, 2019 compared to the same period in 2018 was primarily due to our purchase of 298,538 TA common shares in the 2018 period. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. The decrease in cash used in financing activities for the three months ended December 31, 2019 compared to the same period in 2018 was primarily due to lower tax distributions based on current estimates for taxable income in this fiscal year, partially offset by an increased dividend rate of $0.38 per Class A Common Share in the period ended December 31, 2019.
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

Tax Receivable Agreement
We are party to a tax receivable agreement, or Tax Receivable Agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our 2019 Annual Report. As of December 31, 2019, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $32,061, of which we expect to pay $2,111 to ABP Trust during the fourth quarter of fiscal year 2020.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, as well as our Client Companies. Our Managing Directors have historical and continuing relationships with our Client Companies and several of our Client Companies have material historical and ongoing relationships with other Client Companies. For example: Adam D. Portnoy is the sole trustee and owns all of the voting securities and a majority of the economic interests of our controlling shareholder, ABP Trust; ABP Trust also holds membership units of our subsidiary, RMR LLC; we are a party to a tax receivable agreement with ABP Trust; Adam D. Portnoy, Jennifer B. Clark, our other Managing Director, and Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC; Adam D. Portnoy serves as the chair of the board of trustees of each of the Managed Equity REITs, as a managing trustee of each Managed REIT and RIF and as the chair of the board of directors and a managing director of each of Five Star and TA; Jennifer B. Clark serves as a managing trustee of DHC and RIF; certain of our other officers serve as managing trustees, managing directors or directors of our Client Companies; all of the executive officers of the Managed Equity REITs and the Open End Fund and many of the executive officers of the Managed Operators are our officers and employees, TRMT’s officers are officers or employees of Tremont Advisors or RMR LLC, and RIF’s officers are officers or employees of RMR Advisors or RMR LLC; Adam D. Portnoy is an owner and director of Sonesta and Jennifer B. Clark is a director of Sonesta; and, until July 1, 2019, the Managed Equity REITs (other than ILPT) owned a majority of our outstanding Class A Common Shares and, as of January 1, 2020, Adam D. Portnoy, directly and indirectly, owned approximately 6.3% of Five Star’s outstanding common shares (including through ABP Trust); 4.0% of TA’s outstanding common shares (including through RMR LLC); and 19.5% of TRMT’s outstanding common shares (including through Tremont Advisors); and a subsidiary of ABP Trust is the general partner of the Open End Fund and ABP Trust is a limited partner of the Open End Fund.
For further information about these and other such relationships and related person transactions, please see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, the section captioned “Business” in Part I, Item 1 of our 2019 Annual Report, our other filings with the SEC and our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in our 2019 Annual Report, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons filed as exhibits to our filings with the SEC are available at the SEC's website, www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and Qualitative disclosures about market risk are set forth above in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk and Credit Risk.”
Item 4. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•	the ability of our Client Companies to operate their businesses profitably and to grow and increase their market capitalizations and total shareholder returns;

•	litigation risks;

•	risks related to acquisitions, dispositions and other activities by or among our Client Companies;

•	risks related to potential impairment of our equity investments;

•	allegations, even if untrue, of any conflicts of interest arising from our management activities;

•	our ability to retain the services of our managing directors and other key personnel; and

•	risks associated with and costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies.
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

•
The fact that we earned significant incentive business management fees from certain Managed Equity REITs in previous years may imply that we will earn incentive business management fees in future years. The incentive business management fees which we may earn from our Managed Equity REITs are based upon total returns realized by the REITs’ shareholders compared to the total shareholders return of certain identified indices. We have only limited control over the total returns realized by shareholders of our Managed Equity REITs and effectively no control over indexed total returns. There can be no assurance that we will earn any incentive business management fees in the future;

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

•
We have undertaken new initiatives and are considering other initiatives to grow our business and any actions we may take to grow our business may not be successful or we may elect to abandon pursuing some or all of those initiatives in order to pursue other initiatives or for other reasons. In addition, any investments or repositioning of the properties we or our Client Companies may make or pursue may not increase the value of the applicable properties, offset the decline in value those properties may otherwise experience, or increase the market capitalization or total shareholder returns of our Client Companies; and

•
We state that RMR LLC’s $100.0 million commitment to the Open End Fund may be drawn in the future by the Open End Fund. The acquisition environment for office properties in the United States is competitive and the fund may not be successful in drawing and investing all, or any, of this capital.

There are or will be additional important factors that could cause business outcomes or financial results to differ materially from those stated or implied in our forward-looking statements. For example, changing market conditions may lower the market value of our Managed Equity REITs or cause the revenues of our Managed Operators to decline and, as a result, our revenues may decline.
We have based our forward-looking statements on our current expectations about future events that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, our forward-looking statements should not be relied on as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected or implied in our forward-looking statements. The matters discussed in this warning should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our 2019 Annual Report, including the “Risk Factors” section of our 2019 Annual Report. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our 2019 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2019:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Price(s) Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
December 2019	133	$45.67	N/A	N/A
Total	133	$45.67	N/A	N/A

(1)
These Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market value based upon the trading price of our Class A Common Shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (1)
3.2	Articles of Amendment, filed July 30, 2015 (1)
3.3	Articles of Amendment, filed September 11, 2015 (1)
3.4	Articles of Amendment, filed March 9, 2016 (2)
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017 (3)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock (4)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (1)
10.1	Letter Agreement, dated as of December 13, 2019, by and among The RMR Group LLC, TravelCenters of America Inc. and Andrew J. Rebholz (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Management Agreement, dated as of December 18, 2019, between Centre Street Finance LLC and Tremont Realty Advisors LLC. (Filed herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on September 15, 2017.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: February 6, 2020