Form 10-Q
period 2020-03-31
RMR GROUP INC.
filed 2020-05-11
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 8, 2020, there were 15,314,479 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

March 31, 2020

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	March 31,	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$377,362	$358,448
Due from related parties	74,150	93,521
Prepaid and other current assets	5,046	5,848
Total current assets	456,558	457,817

Property and equipment, net	2,200	2,383
Due from related parties, net of current portion	4,978	9,238
Equity method investment	6,532	6,658
Equity method investment accounted for under the fair value option	2,920	3,682
Goodwill	1,859	1,859
Intangible assets, net of amortization	300	323
Operating lease right of use assets	36,878	—
Deferred tax asset	25,264	25,729
Other assets, net of amortization	148,435	153,143
Total assets	$685,924	$660,832

Liabilities and Equity
Current liabilities:
Other client company reimbursable expenses	$50,577	$65,909
Accounts payable and accrued expenses	22,074	20,266
Operating lease liabilities	4,302	—
Employer compensation liability	1,665	4,814
Total current liabilities	78,618	90,989

Deferred rent payable, net of current portion	—	1,620
Operating lease liabilities, net of current portion	34,268	—
Amounts due pursuant to tax receivable agreement, net of current portion	29,950	29,950
Employer compensation liability, net of current portion	4,978	9,238
Total liabilities	147,814	131,797

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,314,479 and 15,302,710 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	105,265	103,360
Retained earnings	273,374	257,457
Cumulative common distributions	(84,583)	(72,194)
Total shareholders’ equity	294,087	288,654
Noncontrolling interest	244,023	240,381
Total equity	538,110	529,035
Total liabilities and equity	$685,924	$660,832
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenues:
Management services	$43,321	$42,600	$90,596	$90,088
Incentive business management fees	—	—	—	120,094
Advisory services	780	761	1,627	1,543
Total management and advisory services revenues	44,101	43,361	92,223	211,725
Reimbursable compensation and benefits	12,533	13,412	26,328	27,285
Other client company reimbursable expenses	84,227	73,323	182,202	171,399
Total reimbursable costs	96,760	86,735	208,530	198,684
Total revenues	140,861	130,096	300,753	410,409
Expenses:
Compensation and benefits	30,122	28,981	60,319	56,993
Equity based compensation	302	1,204	1,884	3,015
Separation costs	385	414	645	6,811
Total compensation and benefits expense	30,809	30,599	62,848	66,819
General and administrative	7,297	7,122	14,343	14,442
Other client company reimbursable expenses	84,227	73,323	182,202	171,399
Transaction and acquisition related costs	373	47	1,169	231
Depreciation and amortization	246	257	502	512
Total expenses	122,952	111,348	261,064	253,403
Operating income	17,909	18,748	39,689	157,006
Interest and other income	1,500	2,468	3,375	3,994
Equity in earnings of investees	324	109	579	144
Unrealized (loss) gain on equity method investment accounted for under the fair value option	(2,200)	522	(762)	(2,247)
Income before income tax expense	17,533	21,847	42,881	158,897
Income tax expense	(2,612)	(3,139)	(6,336)	(22,109)
Net income	14,921	18,708	36,545	136,788
Net income attributable to noncontrolling interest	(8,453)	(10,540)	(20,628)	(76,411)
Net income attributable to The RMR Group Inc.	$6,468	$8,168	$15,917	$60,377

Weighted average common shares outstanding - basic	16,186	16,120	16,181	16,120
Weighted average common shares outstanding - diluted	31,186	16,147	31,181	16,140

Net income attributable to The RMR Group Inc. per common share - basic	$0.40	$0.50	$0.98	$3.72
Net income attributable to The RMR Group Inc. per common share - diluted	$0.39	$0.50	$0.96	$3.72
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2019	$15	$1	$15	$103,360	$257,457	$(72,194)	$288,654	$240,381	$529,035
Share grants, net	—	—	—	634	—	—	634	—	634
Net income	—	—	—	—	9,449	—	9,449	12,175	21,624
Tax distributions to Member	—	—	—	—	—	—	—	(3,830)	(3,830)
Common share distributions	—	—	—	—	—	(6,195)	(6,195)	(4,500)	(10,695)
Balance at December 31, 2019	15	1	15	103,994	266,906	(78,389)	292,542	244,226	536,768
Share grants, net	—	—	—	1,271	—	—	1,271	—	1,271
Net income	—	—	—	—	6,468	—	6,468	8,453	14,921
Tax distributions to Member	—	—	—	—	—	—	—	(4,156)	(4,156)
Common share distributions	—	—	—	—	—	(6,194)	(6,194)	(4,500)	(10,694)
Balance at March 31, 2020	$15	$1	$15	$105,265	$273,374	$(84,583)	$294,087	$244,023	$538,110
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

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$36,545	$136,788
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	502	512
Straight line office rent	72	123
Amortization expense related to other assets	4,708	4,707
Deferred income taxes	465	363
Operating expenses paid in The RMR Group Inc. common shares	2,000	2,431
Equity in earnings of investees	(579)	(144)
Distributions from equity method investments	705	66
Unrealized loss on equity method investment accounted for under the fair value option	762	2,247
Changes in assets and liabilities:
Due from related parties	16,223	(36,762)
Prepaid and other current assets	802	3,579
Other client company reimbursable expenses	(15,332)	44,321
Accounts payable and accrued expenses	1,863	17,639
Net cash from operating activities	48,736	175,870

Cash Flows from Investing Activities:
Purchase of property and equipment	(352)	(125)
Equity method investment in TravelCenters of America Inc.	—	(8,382)
Net cash used in investing activities	(352)	(8,507)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(16,986)	(28,653)
Distributions to common shareholders	(12,389)	(11,360)
Repurchase of common shares	(95)	—
Net cash used in financing activities	(29,470)	(40,013)

Effect of exchange rate fluctuations on cash and cash equivalents	—	(85)
Increase in cash and cash equivalents	18,914	127,265
Cash and cash equivalents at beginning of period	358,448	256,848
Cash and cash equivalents at end of period	$377,362	$384,113

Supplemental Cash Flow Information:
Income taxes paid	$6,320	$15,399
Supplemental Schedule of Non-Cash Activities:
Fair value of share based payments recorded	$658	$2,072
Recognition of right of use assets and related lease liabilities	$39,746	$—
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
As of March 31, 2020, RMR Inc. owned 15,314,479 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.1% of the economic interest of RMR LLC as of March 31, 2020. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.9% of the economic interest of RMR LLC as of March 31, 2020, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of March 31, 2020, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC provides management services to four publicly traded real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. Until December 31, 2018, RMR LLC provided management services to Select Income REIT, or SIR. On December 31, 2018, SIR merged with and into a subsidiary of OPI (then named Government Properties Income Trust, or GOV), or the GOV/SIR Merger, which then merged with and into OPI, with OPI as the surviving entity. The combined company continues to be managed by RMR LLC pursuant to OPI’s business and property management agreements with RMR LLC. DHC, ILPT, OPI, SVC and, until December 31, 2018, SIR, are collectively referred to as the Managed Equity REITs.
RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by DHC; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, many of whose U.S. hotels are owned by SVC; and TravelCenters of America Inc., or TA, an operator and franchisor of travel centers along the U.S. Interstate Highway System, many of which are owned by SVC, standalone truck service facilities and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including Affiliates Insurance Company, or AIC, an Indiana insurance company, until its dissolution on February 13, 2020, ABP Trust and its subsidiaries, or collectively ABP Trust, and RMR Office Property Fund LP, or the Open End Fund.
RMR Advisors LLC, or RMR Advisors, is an investment adviser registered with the Securities and Exchange Commission, or SEC. RMR Advisors is a wholly-owned subsidiary of RMR LLC and is the adviser to RMR Real Estate Income Fund, or RIF. RIF is currently a closed end investment company focused on investing in real estate securities, including REITs and other dividend paying securities, but excluding our Client Companies, as defined below. On April 16, 2020, RIF’s shareholders approved its plan to convert from a registered investment company to a commercial mortgage REIT and RIF is in the preliminary stages of implementing a plan to execute this conversion.
Tremont Realty Advisors LLC, or Tremont Advisors, an investment adviser registered with the SEC, was formed in connection with the acquisition of certain assets of Tremont Realty Capital LLC, or the Tremont business. Tremont Advisors is a wholly owned subsidiary of RMR LLC that manages Tremont Mortgage Trust, or TRMT, a publicly traded mortgage real estate investment trust, and, as of December 18, 2019, Centre Street Finance LLC, or Centre Street, a private fund. Both TRMT and Centre Street focus primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Centre Street is a direct wholly owned subsidiary of ABP Trust. TRMT, together with

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Centre Street, are referred to as the Tremont Advisory Clients. The Tremont business also acts as a transaction originator for non-investment advisory clients for negotiated fees.
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
Note 2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases, as amended, or ASU No. 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification determines whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification.
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
The adoption of ASU No. 2016-02 did not affect our condensed consolidated statements of income and cash flows. See Note 10, Leases, for further information regarding the adoption of ASU No. 2016-02.
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
For the three months ended March 31, 2020 and 2019, we earned aggregate base business management fees from the Managed Equity REITs of $24,527 and $25,536, respectively. For the six months ended March 31, 2020 and 2019, we earned aggregate base business management fees from the Managed Equity REITs of $51,918 and $53,807, respectively.
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
For the six months ended March 31, 2020 and 2019, we recognized aggregate incentive business management fees earned from the Managed Equity REITs of zero and $120,094, respectively.
Management Agreements—Managed Operators, ABP Trust, AIC and the Open End Fund
We earn management fees by providing continuous services pursuant to the management agreements from the Managed Operators and until December 31, 2019, ABP Trust, equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP; (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues; and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. Effective January 1, 2020,

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

management fees earned from ABP Trust are equal to 0.5% of ABP Trust’s average invested capital, as defined in the management agreement. These fees are estimated and payable monthly in advance.
Until June 30, 2019, we earned fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. AIC’s property insurance program expired on June 30, 2019 and was not continued. As a result, we have not earned any management fees from AIC since that date through AIC’s dissolution on February 13, 2020.
We earn fees from the Open End Fund by providing a continuing and suitable real estate investment program consistent with the Open End Fund’s real estate investment policies and objectives pursuant to an administration services agreement. We earn fees equal to 1.0% of the Open End Fund’s net asset value, as defined, annually. These fees are payable quarterly in arrears.
We earned aggregate fees from the Managed Operators, ABP Trust, AIC and the Open End Fund of $6,984 and $6,752 for the three months ended March 31, 2020 and 2019, respectively, and $13,663 and $14,147 for the six months ended March 31, 2020 and 2019, respectively.
Property Management Fees
We earn property management fees by providing continuous services pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $11,708 and $10,207 for the three months ended March 31, 2020 and 2019, respectively, and $24,233 and $21,977 for the six months ended March 31, 2020 and 2019, respectively.
Advisory Services and Other Agreements
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets. Average daily managed assets includes the net asset value attributable to RIF’s outstanding common shares, plus the liquidation preference of RIF’s outstanding preferred shares, plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RIF. RMR Advisors earned advisory services revenue of $743 and $725 for the three months ended March 31, 2020 and 2019, respectively, and $1,554 and $1,458 for the six months ended March 31, 2020 and 2019, respectively.
Tremont Advisors is primarily compensated pursuant to its management agreements with TRMT and Centre Street at an annual rate of 1.5% of TRMT’s and Centre Street’s equity, respectively, as defined in the applicable agreements. Tremont Advisors may also earn an incentive fee under these management agreements for TRMT and (beginning the first full calendar quarter of 2021) Centre Street. Tremont Advisors has waived any business management and incentive fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020.
Tremont Advisors earned advisory services revenue from the Tremont Advisory Clients of $37 and $36 for the three months ended March 31, 2020 and 2019, respectively, and $73 and $85 for the six months ended March 31, 2020 and 2019, respectively, in each case net of the fee waiver referenced above, as applicable.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it originates. The Tremont business earned fees for such origination services of $102 and $105 for the three months ended March 31, 2020 and 2019, respectively, and $782 and $157 for the six months ended March 31, 2020 and 2019, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.
Reimbursable Compensation and Benefits
Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services we provide pursuant to our property management agreements, a significant portion of which are charged or passed through to and were paid by tenants of our Client Companies. We recognize the revenue for reimbursements when we incur the related reimbursable compensation and benefits and other costs on behalf of our Client Companies. We realized reimbursable compensation and benefits of $12,533 and $13,412 for the three months ended March 31, 2020 and 2019, respectively, and $26,328 and $27,285 for the six months ended March 31, 2020 and 2019, respectively. Included in reimbursable compensation

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

and benefits are shared services fees we earn from the Tremont Advisory Clients for compensation and other costs related to the operation of the Tremont business. We earned shared services fees from the Tremont Advisory Clients of $368 and $370 for the three months ended March 31, 2020 and 2019, respectively, and $714 and $706 for the six months ended March 31, 2020 and 2019, respectively.
Reimbursable compensation and benefits include grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our condensed consolidated statements of income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our Client Companies to certain of our officers and employees. We realized equity based compensation expense (income) and related reimbursements of $(290) and $756 for the three months ended March 31, 2020 and 2019, respectively, and $658 and $2,072 for the six months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, prior period equity based compensation for unvested shares was reversed as a result of Client Company share price declines from December 31, 2019 to March 31, 2020.
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
We realized other client company reimbursable expenses reflecting corresponding amounts in revenue and expense of $84,227 and $73,323 for the three months ended March 31, 2020 and 2019, respectively, and $182,202 and $171,399 for the six months ended March 31, 2020 and 2019, respectively.
Note 4. Investments
Equity Method Investments
As of March 31, 2020, Tremont Advisors owned 1,600,100, or approximately 19.4%, of TRMT’s outstanding common shares. We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence, but not control, over TRMT’s most significant activities. Our share of earnings from our investment in TRMT included in equity in earnings of investees in our condensed consolidated statements of income was $324 and $109 for the three months ended March 31, 2020 and 2019, respectively, and $579 and $144 for the six months ended March 31, 2020 and 2019, respectively.
Equity Method Investment Accounted for Under the Fair Value Option
As of March 31, 2020, we own 298,538, or approximately 3.6%, of TA’s outstanding common shares. We purchased these shares on October 10, 2018 for $8,382. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares, which is a Level 1 fair value input. The market value of our investment in TA as of March 31, 2020 and September 30, 2019, based on quoted market prices, was $2,920 and $3,682, respectively. The unrealized (loss) gain in our condensed consolidated statements of income related to our investment in TA was $(2,200) and $522 for the three months ended March 31, 2020 and 2019, respectively, and $(762) and $(2,247) for the six months ended March 31, 2020 and 2019, respectively.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

For the three months ended March 31, 2020 and 2019, we recognized estimated income tax expense of $2,612 and $3,139, respectively, which includes $1,901 and $2,290, respectively, of U.S. federal income tax and $711 and $849, respectively, of state income taxes. For the six months ended March 31, 2020 and 2019, we recognized estimated income tax expense of $6,336 and $22,109, respectively, which includes $4,678 and $16,132, respectively, of U.S. federal income tax and $1,658 and $5,977, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.9%	3.7%	3.7%	2.9%
Permanent items	0.1%	(0.2)%	0.2%	0.1%
Net income attributable to noncontrolling interest	(10.1)%	(10.1)%	(10.1)%	(10.1)%
Total	14.9%	14.4%	14.8%	13.9%

In December 2019, the Internal Revenue Service and Department of the Treasury released regulations expanding the applicability of limits on executive compensation deductions to more taxpayers, including executive compensation allocated to publicly held corporations by a partnership. The expanded application of these regulations results in increases to our effective income tax rate.
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of March 31, 2020, we had no uncertain tax positions.
Note 6. Fair Value of Financial Instruments
As of March 31, 2020 and September 30, 2019, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Level 1 Estimates
The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of March 31, 2020 and September 30, 2019:

	March 31,	September 30,
	2020	2019
Money market funds included in cash and cash equivalents	$298,240	$357,526
Current portion of due from related parties related to share based payment awards	1,665	4,814
Long term portion of due from related parties related to share based payment awards	4,978	9,238
Current portion of employer compensation liability related to share based payment awards included in accounts payable and accrued expenses	1,665	4,814
Long term portion of employer compensation liability related to share based payment awards	4,978	9,238

Note 7. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. As of March 31, 2020, Adam D. Portnoy beneficially owned, in aggregate, (i) 147,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC. Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer is also an officer of ABP Trust and an officer and employee of RMR LLC.
Adam D. Portnoy is also the chair of the board of trustees of each of the Managed Equity REITs, the chair of the board of directors of each of Five Star and TA, a managing trustee or managing director of each of the Managed REITs, Five Star, RIF and TA, a director of Sonesta (and its parent) and is a controlling shareholder of Sonesta. Jennifer B. Clark, our other Managing Director, is a managing trustee of DHC and RIF, a managing director of FVE and a director of Sonesta. Prior to its dissolution on February 13, 2020, Mr. Portnoy was a director of AIC and Ms. Clark was the president and chief executive officer of AIC. As of March 31, 2020, Adam D. Portnoy beneficially owned, in aggregate, 6.3% of Five Star’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 4.0% of TA’s outstanding common shares (including through RMR LLC), 2.3% of RIF’s outstanding common shares, and 19.5% of TRMT’s outstanding common shares (including through Tremont Advisors).
The Managed Equity REITs have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs and AIC (until its dissolution on February 13, 2020), pursuant to management agreements with them. All the officers of the Managed Equity REITs and the Open End Fund are officers or employees of RMR LLC. TRMT has no employees. All the officers, overhead and required office space of TRMT are provided or arranged by Tremont Advisors. All of TRMT’s officers are officers or employees of Tremont Advisors or RMR LLC. Many of the executive officers of the Managed Operators are officers or employees of RMR LLC. RIF has no employees. All officers, overhead and required office space of RIF are provided or arranged by RMR Advisors. All of RIF’s officers are officers or employees of RMR Advisors or RMR LLC. Some of our executive officers are also managing directors or managing trustees of certain of the Managed REITs, the Managed Operators and RIF.
As of March 31, 2020, ABP Trust owned 100% of Centre Street and 206,300 limited partnership units, or 100%, of the Open End Fund and RMR LLC owned no limited partnership units of, but has committed to contributing $100,000 to, the Open End Fund. The general partner of the Open End Fund is a subsidiary of ABP Trust and is not entitled to any compensation for services rendered to the Open End Fund in its capacity as general partner. Until its dissolution on February 13, 2020, ABP Trust owned 14.3% of AIC.
Additional information about our related person transactions appears in Note 8, Shareholders’ Equity, below and in our 2019 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Revenues from Related Parties
For the three and six months ended March 31, 2020 and 2019, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended March 31,				Six Months Ended March 31,
	2020		2019		2020		2019
	$	%	$	%	$	%	$	%
Managed Equity REITs:
DHC (1)	$41,047	29.1%	$36,851	28.3%	$84,604	28.1%	$122,830	29.9%
ILPT	10,274	7.3	6,874	5.3	26,615	8.8	15,334	3.7
OPI (2)	56,569	40.2	58,114	44.7	121,452	40.4	114,357	27.9
SIR (1) (2)	—	—	—	—	—	—	47,843	11.7
SVC (1)	17,061	12.1	11,449	8.8	36,185	12.0	77,844	19.0
	124,951	88.7	113,288	87.1	268,856	89.3	378,208	92.2

Managed Operators:
Five Star	2,450	1.7	2,439	1.9	4,726	1.6	4,852	1.2
Sonesta	643	0.5	782	0.6	1,268	0.4	1,539	0.4
TA	3,446	2.4	3,228	2.5	6,891	2.3	7,081	1.7
	6,539	4.6	6,449	5.0	12,885	4.3	13,472	3.3

Other Client Companies:
ABP Trust	2,854	2.1	3,935	3.0	6,171	2.2	7,270	1.8
AIC	5	—	60	—	96	—	120	—
Open End Fund	4,919	3.5	4,633	3.6	8,915	3.0	8,110	2.0
RIF	743	0.5	725	0.5	1,554	0.5	1,458	0.3
TRMT	658	0.5	879	0.7	1,355	0.5	1,574	0.4
Centre Street	90	0.1	—	—	90	—	—	—
	9,269	6.7	10,232	7.8	18,181	6.2	18,532	4.5
Total revenues from related parties	140,759	100.0	129,969	99.9	299,922	99.8	410,212	100.0
Revenues from unrelated parties	102	—	127	0.1	831	0.2	197	—
	$140,861	100.0%	$130,096	100.0%	$300,753	100.0%	$410,409	100.0%

(1)
The amounts for the six months ended March 31, 2019 include incentive business management fees of $40,642, $25,817 and $53,635, which RMR LLC earned for the 2018 calendar year from DHC, SIR and SVC, respectively, and which were paid in January 2019.

(2)	OPI acquired SIR by merger on December 31, 2018. This table presents revenues for the six months ended March 31, 2019 from SIR separately as they relate to a period prior to this merger.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	March 31,	September 30,
	2020	2019
Managed Equity REITs:
DHC	$19,428	$25,505
ILPT	6,508	10,630
OPI	33,900	39,233
SVC	13,070	18,933
	72,906	94,301

Managed Operators:
Five Star	203	136
Sonesta	—	37
TA	348	392
	551	565

Other Client Companies:
ABP Trust	1,714	2,580
AIC	7	7
Open End Fund	2,807	4,567
RIF	79	75
TRMT	1,019	664
Centre Street	45	—
	5,671	7,893
	$79,128	$102,759

Leases
As of March 31, 2020, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases of $1,430 and $1,571 for the three months ended March 31, 2020 and 2019, respectively, and $2,863 and $2,858 for the six months ended March 31, 2020 and 2019, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. As of March 31, 2020, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $32,061, including $2,111 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2020.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, subject to future adjustment based on actual results. For the six months ended March 31, 2020 and 2019, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $16,792 and $40,909, respectively, of which $8,806 and $21,256, respectively, was distributed to us and $7,986 and $19,653, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
Separation Arrangements
We entered into retirement agreements with each of Mark L. Kleifges, Bruce J. Mackey Jr. and John C. Popeo, each a former Executive Vice President of RMR LLC, between October 25, 2018 and December 11, 2018 in connection with their retirements. Pursuant to these agreements, we made various cash payments and accelerated the vesting of unvested shares RMR Inc. previously awarded to these retiring officers. We also enter into separation arrangements from time to time with other nonexecutive officers and employees of ours. There remains no further substantive performance obligations with respect to any such arrangements, and we in turn recognized all applicable provisions in our condensed consolidated statements of income as separation costs.
In December 2019, we entered into a retirement agreement with TA and a former executive officer of RMR LLC, Andrew J. Rebholz. Mr. Rebholz was also a managing director and chief executive officer of TA. Pursuant to his retirement agreement, Mr. Rebholz will continue to serve as an employee of RMR LLC through June 30, 2020. Under Mr. Rebholz’s retirement agreement, RMR LLC is continuing to pay Mr. Rebholz an annual base salary of $75 until June 30, 2020 and RMR LLC paid him a cash bonus in respect of 2019 of $250 in December 2019. RMR LLC also agreed to pay Mr. Rebholz an additional cash payment of $250 in 2020, subject to certain conditions. In addition, in January 2020, we accelerated the vesting of all 7,300 unvested shares of RMR Inc. owned by Mr. Rebholz as of his retirement date, June 30, 2020. We recorded approximately $281 of equity based separation costs related to the acceleration of these shares for the three months ended March 31, 2020.
For the three and six months ended March 31, 2020 and 2019, we recognized cash and equity based separation costs as set forth in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Former executive officers:
Cash separation costs	$—	$—	$260	$5,312
Equity based separation costs	281	414	281	1,488
	281	414	541	6,800
Former nonexecutive officers:
Cash separation costs	80	—	80	11
Equity based separation costs	24	—	24	—
	104	—	104	11
Total separation costs	$385	$414	$645	$6,811

Note 8. Shareholders’ Equity
Issuances and Repurchases
We grant our Class A Common Shares to our Directors, officers and employees under the 2016 Omnibus Equity Plan adopted in 2016, or the 2016 Plan. Shares issued to Directors vest immediately. Shares issued to employees vest in five equal, consecutive, annual installments, with the first installment vesting on the date of grant. We recognize share forfeitures as they occur. Compensation expense related to share grants is determined based on the market value of our shares on the date of grant, with the aggregate value of the granted shares amortized to expense over the related vesting period. Expense recognized for shares granted to Directors are included in general and administrative expenses and for shares granted to employees are included in equity based compensation in our condensed consolidated statements of income.
On March 11, 2020, we granted 3,000 of our Class A Common Shares, valued at $31.28 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Managing Directors and Independent Directors as part of his or her annual compensation for serving as a Director. For the three months ended March 31, 2020, we recorded general and administrative expense of $469 for these grants.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Equity based compensation expense related to shares granted to certain officers and employees was $592 and $448 for the three months ended March 31, 2020 and 2019, respectively, and $1,226 and $943 for the six months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had 116,510 unvested shares outstanding which are scheduled to vest as follows: 42,310 shares in 2020, 34,040 shares in 2021, 25,080 shares in 2022 and 15,080 in 2023.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations. The repurchase price is based on the closing price of our Class A Common Shares on the Nasdaq on the repurchase date. During the six months ended March 31, 2020, we withheld and repurchased 2,421 of our Class A Common Shares for an aggregate value of $95, which is reflected as a decrease to shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
Distributions
During the six months ended March 31, 2020 and 2019, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Six Months Ended March 31, 2020
10/17/2019	10/28/2019	11/14/2019	$0.38	$6,195
1/16/2020	1/27/2020	2/20/2020	0.38	6,194
			$0.76	$12,389
Six Months Ended March 31, 2019
10/18/2018	10/29/2018	11/15/2018	$0.35	$5,680
1/18/2019	1/28/2019	2/21/2019	0.35	5,680
			$0.70	$11,360
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Six Months Ended March 31, 2020
10/17/2019	10/28/2019	11/14/2019	$0.30	$9,391	$4,891	$4,500
1/16/2020	1/27/2020	2/20/2020	0.30	9,390	4,890	4,500
			$0.60	$18,781	$9,781	$9,000
Six Months Ended March 31, 2019
10/18/2018	10/29/2018	11/15/2018	$0.30	$9,369	$4,869	$4,500
1/18/2019	1/28/2019	2/21/2019	0.30	9,369	4,869	4,500
			$0.60	$18,738	$9,738	$9,000

The remainder of the above noted dividends that were paid were funded with cash accumulated at RMR Inc.
On April 16, 2020, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of April 27, 2020, in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,200. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,394, of which $4,894 will be distributed to us based on our aggregate ownership of 16,314,479 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about May 21, 2020.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 9. Per Common Share Amounts
Basic earnings per common share reflects net income attributable to RMR Inc. divided by our weighted average Class A Common Shares and our Class B-1 Common Shares outstanding during the applicable periods. Our Class B-2 Common Shares, which are paired with ABP Trust’s Class A Units, have no independent economic interest in RMR Inc. and thus are not included as common shares outstanding for purposes of calculating basic earnings per common share. Diluted earnings per common share reflects net income divided by our weighted average Class A Common Shares and our Class B-1 Common Shares plus the effect of dilutive common share equivalents during the applicable periods. Diluted common share equivalents reflect the assumed issuance of Class A Common Shares pursuant to our 2016 Plan and the assumed issuance of Class A Common Shares related to the assumed redemption of the 15,000,000 Class A Units using the if-converted method.
Unvested Class A Common Shares granted to our employees are deemed participating securities for purposes of calculating earnings per common share because they have dividend rights. We calculate earnings per share using the two-class method. Under the two-class method, we allocate earnings proportionately to vested Class A Common Shares and Class B-1 Common Shares outstanding and unvested Class A Common Shares outstanding for the period. Earnings attributable to unvested Class A Common Shares are excluded from earnings per share under the two-class method as reflected in our condensed consolidated statements of income.
The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three and six months ended March 31, 2019, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Numerators:
Net income attributable to The RMR Group Inc.	$6,468	$8,168	$15,917	$60,377
Income attributable to unvested participating securities	(47)	(55)	(119)	(409)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	6,421	8,113	15,798	59,968
Effect of dilutive securities:
Add back: net income attributable to noncontrolling interest	8,453	—	20,628	—
Add back: income tax expense	2,612	—	6,336	—
Income tax expense at enacted tax rates assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares	(5,317)	—	(12,858)	—
Net income attributable to The RMR Group Inc. used in calculating diluted EPS	$12,169	$8,113	$29,904	$59,968

Denominators:
Weighted average common shares outstanding - basic	16,186	16,120	16,181	16,120
Effect of dilutive securities:
Assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	—	15,000	—
Incremental unvested shares	—	27	—	20
Weighted average common shares outstanding - diluted	31,186	16,147	31,181	16,140

Net income attributable to The RMR Group Inc. per common share - basic	$0.40	$0.50	$0.98	$3.72
Net income attributable to The RMR Group Inc. per common share - diluted	$0.39	$0.50	$0.96	$3.72

Note 10. Leases
We enter into operating leases, as the lessee, for office space and determine if an arrangement is a lease at inception of the arrangement. Operating lease liabilities and right of use assets are recognized based on the present value of the future minimum lease payments over the lease term using our estimated incremental borrowing rate. Operating lease expense associated with minimum lease payments is recognized on a straight line basis over the lease term and was $1,623 and $3,226 for the three and six months ended March 31, 2020, respectively. Minimum lease payments for leases with an initial term of twelve months or less are not recorded on our condensed consolidated balance sheet. Lease expense for leases with an initial term of twelve months or less was $18 and $33 for the three and six months ended March 31, 2020, respectively. As of March 31, 2020, our operating leases expire on various dates through 2030, the weighted average remaining lease term was 9.2 years and the determination of the present value of the remaining lease payments utilized a weighted average discount rate of 3.1%.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The following table presents the undiscounted cash flows on an annual basis for our operating lease liabilities as of March 31, 2020:

2020	$2,715
2021	5,480
2022	5,555
2023	4,926
2024	4,428
Thereafter	21,400
Total lease payments	44,504
Less: imputed interest	(5,934)
Present value of operating lease liabilities	38,570
Less: current portion of operating lease liabilities	(4,302)
Operating lease liabilities, net of current portion	$34,268

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 11. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

	Three Months Ended March 31, 2020
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$43,219	$102	$43,321
Advisory services	—	780	780
Total management and advisory services revenues	43,219	882	44,101
Reimbursable compensation and benefits	12,503	30	12,533
Other client company reimbursable expenses	84,227	—	84,227
Total reimbursable costs	96,730	30	96,760
Total revenues	139,949	912	140,861
Expenses:
Compensation and benefits	28,923	1,199	30,122
Equity based compensation	257	45	302
Separation costs	385	—	385
Total compensation and benefits expense	29,565	1,244	30,809
General and administrative	6,314	983	7,297
Other client company reimbursable expenses	84,227	—	84,227
Transaction and acquisition related costs	—	373	373
Depreciation and amortization	235	11	246
Total expenses	120,341	2,611	122,952
Operating income (loss)	19,608	(1,699)	17,909
Interest and other income	1,366	134	1,500
Equity in earnings of investees	—	324	324
Unrealized loss on equity method investment accounted for under the fair value option	(2,200)	—	(2,200)
Income (loss) before income tax expense	18,774	(1,241)	17,533
Income tax expense	—	(2,612)	(2,612)
Net income (loss)	$18,774	$(3,853)	$14,921

Total assets	$636,994	$48,930	$685,924

(1)	Intersegment revenues of $1,090 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Six Months Ended March 31, 2020
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$89,814	$782	$90,596
Advisory services	—	1,627	1,627
Total management and advisory services revenues	89,814	2,409	92,223
Reimbursable compensation and benefits	25,205	1,123	26,328
Other client company reimbursable expenses	182,202	—	182,202
Total reimbursable costs	207,407	1,123	208,530
Total revenues	297,221	3,532	300,753
Expenses:
Compensation and benefits	56,198	4,121	60,319
Equity based compensation	1,824	60	1,884
Separation costs	645	—	645
Total compensation and benefits expense	58,667	4,181	62,848
General and administrative	12,439	1,904	14,343
Other client company reimbursable expenses	182,202	—	182,202
Transaction and acquisition related costs	49	1,120	1,169
Depreciation and amortization	479	23	502
Total expenses	253,836	7,228	261,064
Operating income (loss)	43,385	(3,696)	39,689
Interest and other income	3,086	289	3,375
Equity in earnings of investees	—	579	579
Unrealized loss on equity method investment accounted for under the fair value option	(762)	—	(762)
Income (loss) before income tax expense	45,709	(2,828)	42,881
Income tax expense	—	(6,336)	(6,336)
Net income (loss)	$45,709	$(9,164)	$36,545

Total assets	$636,994	$48,930	$685,924

(1)	Intersegment revenues of $3,165 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2019
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$42,495	$105	$42,600
Advisory services	—	761	761
Total management and advisory services revenues	42,495	866	43,361
Reimbursable compensation and benefits	12,813	599	13,412
Other client company reimbursable expenses	73,323	—	73,323
Total reimbursable costs	86,136	599	86,735
Total revenues	128,631	1,465	130,096
Expenses:
Compensation and benefits	27,511	1,470	28,981
Equity based compensation	1,177	27	1,204
Separation costs	414	—	414
Total compensation and benefits expense	29,102	1,497	30,599
General and administrative	6,167	955	7,122
Other client company reimbursable expenses	73,323	—	73,323
Transaction and acquisition related costs	47	—	47
Depreciation and amortization	244	13	257
Total expenses	108,883	2,465	111,348
Operating income (loss)	19,748	(1,000)	18,748
Interest and other income	2,091	377	2,468
Equity in earnings of investees	—	109	109
Unrealized gain on equity method investment accounted for under the fair value option	522	—	522
Income (loss) before income tax expense	22,361	(514)	21,847
Income tax expense	—	(3,139)	(3,139)
Net income (loss)	$22,361	$(3,653)	$18,708

Total assets	$599,581	$57,281	$656,862

(1)	Intersegment revenues of $939 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Six Months Ended March 31, 2019
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$89,931	$157	$90,088
Incentive business management fees	120,094	—	120,094
Advisory services	—	1,543	1,543
Total management and advisory services revenues	210,025	1,700	211,725
Reimbursable compensation and benefits	26,121	1,164	27,285
Other client company reimbursable expenses	171,399	—	171,399
Total reimbursable costs	197,520	1,164	198,684
Total revenues	407,545	2,864	410,409
Expenses:
Compensation and benefits	53,936	3,057	56,993
Equity based compensation	2,960	55	3,015
Separation costs	6,811	—	6,811
Total compensation and benefits expense	63,707	3,112	66,819
General and administrative	12,552	1,890	14,442
Other client company reimbursable expenses	171,399	—	171,399
Transaction and acquisition related costs	231	—	231
Depreciation and amortization	486	26	512
Total expenses	248,375	5,028	253,403
Operating income (loss)	159,170	(2,164)	157,006
Interest and other income	3,465	529	3,994
Equity in earnings of investees	—	144	144
Unrealized loss on equity method investment accounted for under the fair value option	(2,247)	—	(2,247)
Income (loss) before income tax expense	160,388	(1,491)	158,897
Income tax expense	—	(22,109)	(22,109)
Net income (loss)	$160,388	$(23,600)	$136,788

Total assets	$599,581	$57,281	$656,862

(1)	Intersegment revenues of $1,787 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2019 Annual Report.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of March 31, 2020, RMR LLC managed over 2,100 properties in 49 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
RMR LLC manages a diverse portfolio of publicly owned real estate and real estate related businesses. Our Client Companies include the Managed Equity REITs, the Managed Operators, RIF, TRMT, AIC (until its dissolution on February 13, 2020), ABP Trust, the Open End Fund, Centre Street and the clients of the Tremont business, each of which are discussed in further detail below.
Business Environment
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. The COVID-19 virus has continued to spread throughout the United States and the world. However, various governmental responses in an attempt to contain and mitigate the spread of the COVID-19 virus continue to negatively impact the global economy, including the U.S. economy, which most market observers believe will result in a global economic recession.
We are closely monitoring the impact of the COVID-19 pandemic and resulting market disruptions on all aspects of our business and our Client Companies’ businesses including:

•
the adverse impact of volatility in our Managed Equity REITs’ share prices and the possible adverse impacts to our business management fee revenues, as all of our Managed Equity REITs are currently paying business management fees on a total market capitalization basis,

•
tenants of our Client Companies’ ability to withstand the current economic conditions and continue as going concerns, including possible adverse impacts to our future property management fee revenues due to declines in our Client Companies’ tenant rental receipts,

•
our Client Companies’ operations, liquidity and capital needs and resources, including reductions in our construction management fees as a result of the Managed Equity REITs reducing their capital spending in order to conserve capital,

•	our Client Companies’ ability to comply with certain financial covenants under their debt agreements,

•	our Client Companies’ ability to access debt and equity capital, and

•	possible government relief funding sources and other programs that may be available to us and our Client Companies.
As a result of the COVID-19 pandemic and resulting market disruptions, some of our Client Companies’ tenants have requested rent assistance. As of May 7, 2020, our Client Companies have granted temporary rent assistance totaling $17,446 to 298 tenants. This assistance generally entails a deferral of rent, in most cases one month of rent, until September 2020 when the deferred rent amounts will begin to be payable over a 12-month period. Our liquidity will be temporarily impacted by these rent deferrals as we earn our property management fee revenue based on gross rents collected. As such, our property management fees related to these deferred amounts will be earned beginning in September 2020 when our Client Companies’ tenants begin to pay these deferred amounts.
While our Client Companies face many possible challenges related to the COVID-19 pandemic, we believe that our current financial resources enable us to withstand the COVID-19 pandemic. As of March 31, 2020, we had $377,362 in cash and cash equivalents, no debt and for the six months ended March 31, 2020, we generated cash from operations of $48,736.

Further, we believe that because of the diversity of properties which our Client Companies own and operate there should be select opportunities for growth in select property types and locations as this pandemic ebbs. We, on behalf of our Client Companies and ourselves, attempt to take advantage of opportunities in the real estate market when they arise. For example: (i) on January 17, 2018, SIR launched an equity REIT, ILPT, that it formed to focus on the ownership and leasing of industrial and logistics properties throughout the U.S.; (ii) on December 31, 2018, GOV and SIR merged to form OPI, a REIT with a broader investment strategy than its predecessor companies and ultimately a stronger combined entity that will be better positioned for future growth; (iii) on September 20, 2019, SVC acquired a net leased portfolio of 767 service oriented retail properties, providing SVC with a greater diversity in tenant base, property type and geography; and (iv) on March 31, 2020, ILPT completed a $680 million joint venture with an Asian institutional investor. In addition, we balance our pursuit of growth of our and our Client Companies’ businesses by executing, on behalf of our Client Companies, prudent capital recycling or business arrangement restructurings in an attempt to help our Client Companies prudently manage leverage and to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
In response to the ongoing COVID-19 pandemic, we have implemented enhanced cleaning protocols and social distancing guidelines at our corporate headquarters and regional offices, as well as business continuity plans to ensure our employees remain safe and able to support our Client Company managed assets, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support. We have taken measures to reduce the possibility of persons gathering in groups and in close proximity to each other, for the purpose of mitigating the potential for spreading of COVID-19 infections. Included among these protocols and measures are the following:
•focusing on sanitizing high touch points in common areas and restrooms,
•shutting down certain building amenities, and

•	prudently managing the execution or deferment of tenant work orders to limit our staff and tenant interactions at our managed properties.
All of our property management and engineering personnel have been trained on COVID-19 precaution procedures. As states and local communities across the country have moved to shelter in place orders, we have worked to reduce and optimize operating costs at our managed properties by:
•deferring non-emergency work,
•implementing energy reduction protocols for lighting and HVAC systems,
•reducing non-essential building services and staff, and
•reducing the frequency of trash removal.
Our property management teams have also established business continuity plans to ensure operational stability, suspended all non-essential work travel, regional leadership personnel have not been allowed to work in the same locations at the same time and employees who work at our managed properties are required to use personal protective equipment.
Economic Outlook
There are extensive uncertainties surrounding the COVID-19 pandemic. These uncertainties include among others:

•	the duration and severity of the economic impact, especially on the hospitality, senior living and service retail sectors,

•	the strength and sustainability of any economic recovery,

•
the timing and process for how the government and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States, and

•
whether, following a recommencing of more normal level of economic activities, the United States or other countries experience “second waves” of COVID-19 infection outbreaks and, if so, the responses of governments, businesses and the general public to those events.

As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our Client Companies and our financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are principally based upon the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of March 31, 2020 and 2019, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		March 31,
REIT	Primary Strategy	2020	2019
DHC	Medical office and life science properties, senior living communities and wellness centers	$4,444,325	$6,568,729
ILPT	Industrial and logistics properties	2,514,092	1,828,674
OPI	Office properties primarily leased to single tenants, including the government	3,566,743	4,383,569
SVC	Hotels and net lease service and necessity-based retail properties	7,095,656	8,517,461
		$17,620,816	$21,298,433
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
The basis on which our base business management fees are calculated for the three and six months ended March 31, 2020 and 2019 may differ from the basis at the end of the periods presented in the table above. As of March 31, 2020, the market capitalization was lower than the historical costs of assets under management for DHC, ILPT, OPI and SVC; the historical costs of assets under management for DHC, ILPT, OPI and SVC as of March 31, 2020, were $8,537,224, $2,611,243, $5,714,691 and $12,474,696, respectively.
The fee revenues we earned from the Managed Equity REITs, excluding reimbursable compensation and benefits and other client company reimbursable expenses, for the three and six months ended March 31, 2020 and 2019 are set forth in the following tables:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$5,923	$—	$3,222	$9,145	$7,869	$—	$2,879	$10,748
ILPT	3,382	—	1,923	5,305	2,264	—	1,347	3,611
OPI	4,477	—	5,003	9,480	5,498	—	5,422	10,920
SVC	10,745	—	1,032	11,777	9,905	—	10	9,915
	$24,527	$—	$11,180	$35,707	$25,536	$—	$9,658	$35,194

	Six Months Ended March 31, 2020				Six Months Ended March 31, 2019
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$12,555	$—	$6,545	$19,100	$16,474	$40,642	$6,565	$63,681
ILPT	6,774	—	4,105	10,879	4,368	—	2,701	7,069
OPI (1)	9,367	—	10,276	19,643	8,872	—	9,394	18,266
SIR (1)	—	—	—	—	4,124	25,817	2,335	32,276
SVC	23,222	—	2,228	25,450	19,969	53,635	30	73,634
	$51,918	$—	$23,154	$75,072	$53,807	$120,094	$21,025	$194,926

(1)	SIR merged with and into OPI on December 31, 2018 with OPI continuing as the surviving entity.
Managed Operators, ABP Trust, AIC and the Open End Fund
We provide business management services to the Managed Operators. Five Star operates senior living communities throughout the United States, many of which are owned by and managed for DHC. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of Sonesta’s U.S. hotels are owned by SVC. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by SVC, and owns, operates and franchises standalone truck service facilities and restaurants. Generally, our fees earned from business management services to the Managed Operators are based on a percentage of certain revenues.
In addition, we provide management services to ABP Trust, AIC and the Open End Fund. The fees we earn from ABP Trust include business management fees equal to 0.5% of ABP Trust’s average invested capital (effective January 1, 2020), and business management fees based on a percentage of revenues (prior to January 1, 2020), property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities. The fees we earned from AIC were based on a percentage of total premiums paid for insurance arranged by AIC. AIC’s property insurance program expired on June 30, 2019 and was not continued. As a result, AIC has not incurred any management fees payable to RMR LLC since that date. AIC was dissolved on February 13, 2020. The fees we earn from the Open End Fund include administrative service fees based on a percentage of the Open End Fund’s net asset value, property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities.
Our revenues from services to the Managed Operators, ABP Trust, AIC and the Open End Fund, excluding reimbursable client company operating expenses and reimbursable compensation and benefits, for the three and six months ended March 31, 2020 and 2019 are set forth in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
Company	2020	2019	2020	2019
ABP Trust	$349	$256	$572	$475
AIC	—	60	—	120
Five Star	2,351	2,364	4,603	4,715
Open End Fund	866	819	1,706	1,553
Sonesta	567	685	1,146	1,396
TA	3,379	3,095	6,674	6,818
	$7,512	$7,279	$14,701	$15,077
RMR Advisors, Tremont Advisors and the Tremont Business
RMR Advisors is compensated pursuant to its agreement with RIF at an annual rate of 0.85% of RIF’s average daily managed assets, as defined in the agreement. The value of RIF’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $236,748 and $343,986 as of March 31, 2020 and 2019, respectively. The advisory fees earned by RMR Advisors included in our revenue were $743 and $725 for the three months ended March 31, 2020 and 2019, respectively, and $1,554 and $1,458 for the six months ended March 31, 2020 and 2019, respectively.

Tremont Advisors manages TRMT, a publicly traded mortgage REIT, and, as of December 18, 2019, Centre Street, a private fund. Both TRMT and Centre Street focus primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Tremont Advisors has waived any business management and incentive management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until June 30, 2020. Tremont Advisors earned aggregate advisory services revenue from the Tremont Advisory Clients of $37 and $36 for the three months ended March 31, 2020 and 2019, respectively, and $73 and $85 for the six months ended March 31, 2020 and 2019, respectively.
The Tremont business acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such origination services of $102 and $105 for the three months ended March 31, 2020 and 2019, respectively, and $782 and $157 for the six months ended March 31, 2020 and 2019, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended March 31, 2020, Compared to the Three Months Ended March 31, 2019
The following table presents the changes in our operating results for the three months ended March 31, 2020 compared to the three months ended March 31, 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Revenues:
Management services	$43,321	$42,600	$721	1.7%
Advisory services	780	761	19	2.5%
Total management and advisory services revenues	44,101	43,361	740	1.7%
Reimbursable compensation and benefits	12,533	13,412	(879)	(6.6)%
Other client company reimbursable expenses	84,227	73,323	10,904	14.9%
Total reimbursable costs	96,760	86,735	10,025	11.6%
Total revenues	140,861	130,096	10,765	8.3%
Expenses:
Compensation and benefits	30,122	28,981	1,141	3.9%
Equity based compensation	302	1,204	(902)	(74.9)%
Separation costs	385	414	(29)	(7.0)%
Total compensation and benefits expense	30,809	30,599	210	0.7%
General and administrative	7,297	7,122	175	2.5%
Other client company reimbursable expenses	84,227	73,323	10,904	14.9%
Transaction and acquisition related costs	373	47	326	n/m
Depreciation and amortization	246	257	(11)	(4.3)%
Total expenses	122,952	111,348	11,604	10.4%
Operating income	17,909	18,748	(839)	(4.5)%
Interest and other income	1,500	2,468	(968)	(39.2)%
Equity in earnings of investees	324	109	215	197.2%
Unrealized (loss) gain on equity method investment accounted for under the fair value option	(2,200)	522	(2,722)	n/m
Income before income tax expense	17,533	21,847	(4,314)	(19.7)%
Income tax expense	(2,612)	(3,139)	527	16.8%
Net income	14,921	18,708	(3,787)	(20.2)%
Net income attributable to noncontrolling interest	(8,453)	(10,540)	2,087	19.8%
Net income attributable to The RMR Group Inc.	$6,468	$8,168	$(1,700)	(20.8)%
n/m - not meaningful
Management services revenue. For the three months ended March 31, 2020 and 2019, we earned base business and property management services revenue from the following sources:

	Three Months Ended March 31,
	2020	2019	Change
Managed Equity REITs	$35,707	$35,194	$513
Managed Operators	6,297	6,144	153
Other	1,317	1,262	55
Total	$43,321	$42,600	$721

Management services revenue increased $721 primarily due to (i) growth in base business management fees of $1,118 and property management fees of $576 earned from ILPT, primarily reflecting acquisition activity, and (ii) growth in base business management fees of $840 and property management fees of $1,022 earned from SVC, primarily from its acquisition of a net leased property portfolio in September 2019. These increases were offset by declines in the market capitalization of DHC and OPI resulting in decreases to base business management fees of $1,946 and $1,021, respectively.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RIF and the fees Tremont Advisors earns for managing the Tremont Advisory Clients. Advisory services revenues increased by $19 primarily due to increases in the average net asset value of RIF’s portfolio in 2020.
Reimbursable compensation and benefits. Reimbursable compensation and benefits represents amounts reimbursed to us by the Managed Equity REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable compensation and benefits costs arise from services we provide that are paid or reimbursed to the Managed Equity REITs by their tenants, as well as non-cash share based compensation from the Managed Equity REITs granted to some of our employees. Reimbursable compensation and benefits revenue for the three months ended March 31, 2020 and 2019 include non-cash share based compensation revenue (expense) granted to some of our employees by our Client Companies totaling $(290) and $756, respectively. Reimbursable compensation and benefits decreased $879 primarily due to decreases in share based compensation granted to our employees by our Client Companies as a result of decreases in their respective share prices, offset by annual increases in employee compensation and benefits for which we receive reimbursement.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $1,141 primarily due to annual employee merit increases on October 1, 2019.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and by our Client Companies. Equity based compensation decreased $902 primarily due to declines in the Managed Equity REITs’ share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $175 primarily due to $469 of annual grants of share awards to our Directors in March 2020 compared to our 2019 fiscal year annual Director awards having been made in April, offset by $278 of lower temporary staffing costs.
Transaction and acquisition related costs. Transaction and acquisition related costs increased $326 primarily due to costs incurred in connection with RIF’s plan to convert from a registered investment company to a commercial mortgage REIT. RMR Advisors has committed to pay all costs related to this transaction.
Depreciation and amortization. Depreciation and amortization expense was relatively unchanged from the prior period.
Interest and other income. Interest and other income decreased $968 primarily due to lower interest rates earned during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our equity interest in TRMT.
Unrealized (loss) gain on equity method investment accounted for under the fair value option. Unrealized (loss) gain on equity method investment accounted for under the fair value option represents the gain or loss on our investment in TA common shares. The loss for the 2020 period is a result of recent declines in TA’s share price, as compared to TA share price increases in the 2019 period. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income tax expense. The decrease in income tax expense of $527 is primarily attributable to declines in taxable income for the three months ended March 31, 2020, as compared to same period in the prior year.

Six Months Ended March 31, 2020, Compared to the Six Months Ended March 31, 2019
The following table presents the changes in our operating results for the six months ended March 31, 2020 compared to the six months ended March 31, 2019:

	Six Months Ended March 31,
	2020	2019	$ Change	% Change
Revenues:
Management services	$90,596	$90,088	$508	0.6%
Incentive business management fees	—	120,094	(120,094)	n/m
Advisory services	1,627	1,543	84	5.4%
Total management and advisory services revenues	92,223	211,725	(119,502)	(56.4)%
Reimbursable compensation and benefits	26,328	27,285	(957)	(3.5)%
Other client company reimbursable expenses	182,202	171,399	10,803	6.3%
Total reimbursable costs	208,530	198,684	9,846	5.0%
Total revenues	300,753	410,409	(109,656)	(26.7)%
Expenses:
Compensation and benefits	60,319	56,993	3,326	5.8%
Equity based compensation	1,884	3,015	(1,131)	(37.5)%
Separation costs	645	6,811	(6,166)	(90.5)%
Total compensation and benefits expense	62,848	66,819	(3,971)	(5.9)%
General and administrative	14,343	14,442	(99)	(0.7)%
Other client company reimbursable expenses	182,202	171,399	10,803	6.3%
Transaction and acquisition related costs	1,169	231	938	n/m
Depreciation and amortization	502	512	(10)	(2.0)%
Total expenses	261,064	253,403	7,661	3.0%
Operating income	39,689	157,006	(117,317)	(74.7)%
Interest and other income	3,375	3,994	(619)	(15.5)%
Equity in earnings of investees	579	144	435	n/m
Unrealized loss on equity method investment accounted for under the fair value option	(762)	(2,247)	1,485	66.1%
Income before income tax expense	42,881	158,897	(116,016)	(73.0)%
Income tax expense	(6,336)	(22,109)	15,773	71.3%
Net income	36,545	136,788	(100,243)	(73.3)%
Net income attributable to noncontrolling interest	(20,628)	(76,411)	55,783	73.0%
Net income attributable to The RMR Group Inc.	$15,917	$60,377	$(44,460)	(73.6)%
n/m - not meaningful
Management services revenue. For the six months ended March 31, 2020 and 2019, we earned base business and property management services revenue from the following sources:

	Six Months Ended March 31,
Source	2020	2019	Change
Managed Equity REITs	$75,072	$74,832	$240
Managed Operators	12,423	12,929	(506)
Other	3,101	2,327	774
Total	$90,596	$90,088	$508

Management services revenue increased $508 primarily due to (i) growth in base business management fees of $2,406 and property management fees of $1,404 earned from ILPT, primarily reflecting acquisition activity, and (ii) growth in base business management fees of $3,253 and property management fees of $2,198 earned from SVC, primarily from its acquisition of a net leased property portfolio in September 2019. These increases were offset by (i) declines in the market capitalization DHC and OPI resulting in decreases to base business management fees of $3,919 and $3,629, respectively, and (ii) decreases in property management fees earned from OPI of $1,453, as compared to GOV’s and SIR’s combined property management fees in the 2019 period, due to OPI’s capital recycling strategy activities.
Incentive business management fees. Incentive business management fees are contingent performance based fees which are recognized in our first fiscal quarter when amounts, if any, for the applicable measurement periods become known and the incentive business management fees are earned. Incentive business management fees for the six months ended March 31, 2019 include fees earned from DHC, SIR and SVC of $40,642, $25,817, and $53,635, respectively, for the calendar year 2018. We did not earn any incentive business management fees for calendar year 2019.
Advisory services revenue. Advisory services revenue increased by $84 primarily due to increases in the average net asset value of RIF’s portfolio.
Reimbursable compensation and benefits. Reimbursable compensation and benefits for the six months ended March 31, 2020 and 2019 include non-cash share based compensation granted to some of our employees by our Client Companies totaling $658 and $2,072, respectively. Reimbursable compensation and benefits decreased $957 primarily due to decreases in share based compensation granted to our employees by our Client Companies as a result of decreases in their respective share prices, offset by annual increases in employee compensation and benefits for which we receive reimbursement.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits expense increased $3,326 primarily due to annual employee merit increases on October 1, 2019 and higher levels of accrued bonus as compared to the same point in the prior fiscal year.
Equity based compensation. Equity based compensation decreased $1,131 primarily due to declines in the Managed Equity REITs’ share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs decreased $99 primarily due to lower temporary staffing costs and professional fees.
Transaction and acquisition related costs. Transaction and acquisition related costs increased $938 primarily due to costs incurred in connection with RIF’s plan to convert from a registered investment company to a commercial mortgage REIT. RMR Advisors has committed to pay all costs related to this transaction.
Depreciation and amortization. Depreciation and amortization expense was relatively unchanged from the prior period.
Interest and other income. Interest and other income decreased $619 primarily due to lower interest rates earned during the six months ended March 31, 2020, as compared to the six months ended March 31, 2019.
Unrealized loss on equity method investment accounted for under the fair value option. Unrealized loss on equity method investment accounted for under the fair value option represents the loss on our investment in TA common shares as a result of the decline in TA’s share price subsequent to our acquisition of the common shares in October 2018. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our equity interest in TRMT.
Income tax expense. The decrease in income tax expense of $15,773 is primarily attributable to declines in taxable income for the six months ended March 31, 2020, as compared to the same period in the prior year, primarily due to incentive business management fees earned in the 2019 period.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Total assets were $685,924 as of March 31, 2020, an increase of $25,092 from September 30, 2019. The increase in total assets was primarily due to recording a $36,878 operating lease right of use asset in connection with our adoption of ASU No. 2016-02 on October 1, 2019. For further information regarding the adoption of ASU No. 2016-02, please see Note 2, Recent Accounting Pronouncements, and Note 10, Leases, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This increase was offset by decreases in the long-term portion of due from related parties of $4,260 and other assets of $4,708.
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2020 and September 30, 2019, we had cash and cash equivalents of $377,362 and $358,448, respectively, of which $26,812 and $26,883, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. As of March 31, 2020 and September 30, 2019, $298,240 and $357,526, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations during the six months ended March 31, 2020.
Total liabilities were $147,814 as of March 31, 2020, an increase of $16,017 from September 30, 2019. The increase in total liabilities was primarily due to recording $38,570 in total operating lease liabilities in connection with our adoption of ASU No. 2016-02 on October 1, 2019. For further information regarding the adoption of ASU No. 2016-02, please see Note 2, Recent Accounting Pronouncements, and Note 10, Leases, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This increase was offset by decreases in current liabilities for other client company reimbursable expenses of $15,332 and employer compensation of $7,409.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities. As highlighted earlier in our discussion regarding the COVID-19 pandemic, the resulting market disruptions will have adverse impacts on our business management fees, property management fees and construction management fees generated by our Client Companies, and could result in reductions in our cash balances. The market turmoil created by COVID-19 may have lasting effects on our business and the businesses of our Client Companies; however, we cannot predict the extent and duration of the pandemic or the severity and duration of its economic impact on us and our Client Companies.
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
We currently intend to use our cash and cash flows to fund our working capital needs, pay our dividends and fund new business ventures, including our $100,000 commitment to the Open End Fund. This commitment to the Open End Fund may be drawn in the future, subject to the timing of acquisitions and the raising of independent third party capital. We believe that our cash on hand and operating cash flow will be sufficient to meet our operating needs for the next 12 months and for the reasonably foreseeable future.
During the six months ended March 31, 2020, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $21,389. On April 16, 2020, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of April 27, 2020 in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,200. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,394, of which $4,894 will be distributed to us based on our aggregate ownership of 16,314,479 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $10,700 and we expect to pay this dividend on or about May 21, 2020. See Note 8, Shareholders’ Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.

For the six months ended March 31, 2020, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $16,792, of which $8,806 was distributed to us and $7,986 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $8,806 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $7,986 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement described in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Our changes in cash flows for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 were as follows: (i) net cash from operating activities decreased $127,134 from $175,870 in the 2019 period to $48,736 in the 2020 period; (ii) net cash used in investing activities decreased $8,155 from $8,507 in the 2019 period to $352 in the 2020 period; and (iii) net cash used in financing activities decreased $10,543 from $40,013 in the 2019 period to $29,470 in the 2020 period.
The decrease in cash from operating activities for the six months ended March 31, 2020, compared to the same period in 2019 primarily reflects the net effect of declines in net income and working capital. The decrease in cash used in investing activities for the six months ended March 31, 2020 compared to the same period in 2019 was primarily due to our purchase of 298,538 TA common shares (as adjusted to reflect the five-for-one reverse stock split that TA affected on August 1, 2019) in the 2019 period. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q. The decrease in cash used in financing activities for the six months ended March 31, 2020 compared to the same period in 2019 was primarily due to lower tax distributions based on current estimates for taxable income in this fiscal year, partially offset by an increased dividend rate of $0.38 per Class A Common Share in the period ended March 31, 2020.
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
Tax Receivable Agreement
We are party to a tax receivable agreement, or Tax Receivable Agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our 2019 Annual Report. As of March 31, 2020, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $32,061, of which we expect to pay $2,111 to ABP Trust during the fourth quarter of fiscal year 2020.
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted a significant part of our businesses in foreign currencies. As a result, we are not now subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our Client Companies’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. Please see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the risks to us and our Client Companies related to the COVID-19 pandemic.

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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, as well as our Client Companies. Our Managing Directors have historical and continuing relationships with our Client Companies and several of our Client Companies have material historical and ongoing relationships with other Client Companies. For example: Adam D. Portnoy is the sole trustee and owns all of the voting securities and a majority of the economic interests of our controlling shareholder, ABP Trust; ABP Trust also holds membership units of our subsidiary, RMR LLC and 100% of Centre Street; we are a party to a tax receivable agreement with ABP Trust; Adam D. Portnoy, Jennifer B. Clark, our other Managing Director, and Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC; Adam D. Portnoy serves as the chair of the board of trustees of each of the Managed Equity REITs, as a managing trustee of each Managed REIT and RIF and as the chair of the board of directors and a managing director of each of Five Star and TA; Jennifer B. Clark serves as a managing trustee of DHC and RIF and as a managing director of FVE; certain of our other officers serve as managing trustees, managing directors or directors of our Client Companies; all of the executive officers of the Managed Equity REITs, and the Open End Fund and many of the executive officers of the Managed Operators are our officers and employees, TRMT’s officers are officers or employees of Tremont Advisors or RMR LLC, and RIF’s officers are officers or employees of RMR Advisors or RMR LLC; Adam D. Portnoy is a director of Sonesta (and its parent) and is a controlling shareholder of Sonesta and Jennifer B. Clark is a director of Sonesta; until July 1, 2019, the Managed Equity REITs (other than ILPT) owned a majority of our outstanding Class A Common Shares; as of March 31, 2020, Adam D. Portnoy, directly and indirectly, owned approximately 6.3% of Five Star’s outstanding common shares (including through ABP Trust), 4.0% of TA’s outstanding common shares (including through RMR LLC), and 19.5% of TRMT’s outstanding common shares (including through Tremont Advisors); and a subsidiary of ABP Trust is the general partner of the Open End Fund and ABP Trust is a limited partner of the Open End Fund.
For further information about these and other such relationships and related person transactions, please see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our 2019 Annual Report, our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and our other filings with the SEC. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in our 2019 Annual Report, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons filed as exhibits to our filings with the SEC are available at the SEC's website, www.sec.gov.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Our forward-looking statements reflect our current views, intents and expectations with respect to, among other things, our operations and financial performance. Our forward-looking statements can be identified by the use of words such as “outlook,” “believe,” “expect,” “potential,” “will,” “may,” “estimate,” “anticipate” and derivatives or negatives of such words or similar words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be factors that could cause actual outcomes or results to differ materially from those stated or implied in these statements. We believe these factors include, but are not limited to the following:

•	the impact of the COVID-19 pandemic and the resulting market disruptions on us and our Client Companies;

•	substantially all our revenues are derived from services to a limited number of Client Companies;

•	our revenues are highly variable;

•	changing market conditions that may adversely impact our Client Companies and our business with them;

•	potential terminations of our management agreements with our Client Companies;

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

•
Our liquidity will be temporarily impacted by rent deferrals our Client Companies have granted to their tenants because our property management fee revenues are based on gross rents collected and we will begin to earn fees related to these deferred amounts in September 2020 when the tenants begin to pay the deferred amounts to the Client Companies. However, these tenants may be unable to repay those amounts when due. Further, these and other tenants of our Client Companies may be unable to pay other rent amounts and they may default on those payments or our Client Companies may grant them relief, any of which may reduce or delay the fees we earn and negatively impact our liquidity;

•
We balance our pursuit of growth of our and our Client Companies’ businesses by executing, on behalf of our Client Companies, prudent capital recycling or business arrangement restructurings in an attempt to help our Client Companies prudently manage leverage and to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified. However, these efforts may not be successful and, even if they are successful, they may not be sufficient to prevent our Client Companies from experiencing increases in leverage, to adequately reposition our Client Companies’ portfolios and businesses, or to enable our Client Companies to execute successfully on desirable opportunities;

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

•
We state that RMR LLC’s $100.0 million commitment to the Open End Fund may be drawn in the future by the Open End Fund. The acquisition environment for office properties in the United States is competitive, and the impact of COVID-19 and the resulting economic downturn, may result in delays in investments, as a result of these and other reasons, the fund may not be successful in drawing and investing all, or any, of this capital, and

•
The market turmoil created by COVID-19 may have lasting effects on our business and the businesses of our Client Companies. Our business is dependent on revenue generated from sectors that have been and may continue to be adversely impacted by COVID-19 to a greater degree than other sectors. Further, our revenues from other sectors may become increasingly adversely impacted by COVID-19. Accordingly, there can be no assurances that we will be able to successfully manage through the COVID-19 pandemic, resulting market disruptions and their aftermath, or that we will be able to take advantage of any resulting opportunities.

There are or will be additional important factors that could cause business outcomes or financial results to differ materially from those stated or implied in our forward-looking statements. For example, the market turmoil created by the COVID-19 pandemic and its aftermath, including the current market conditions, may further lower the market value of our Managed Equity REITs or cause the revenues of our Managed Operators to significantly decline and, as a result, our revenues and cash flows may continue to be adversely impacted.
We have based our forward-looking statements on our current expectations about future events that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, our forward-looking statements should not be relied on as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected or implied in our forward-looking statements. The matters discussed in this warning should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our 2019 Annual Report, including the Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our 2019 Annual Report. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part II. Other Information
Item 1A. Risk Factors
Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2019 Annual Report. The COVID-19 pandemic may subject us to additional risks that are described below. The risks described in our 2019 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2019 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2019 Annual Report and below, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.
Our business, operations, financial results and liquidity have been materially adversely impacted by the COVID-19 pandemic, and it is not known what the duration of this pandemic will be or what its ultimate adverse impact on us and our business will be, but we expect it will be substantial.
The viral disease outbreak known as COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and has resulted, or is expected to result, in a global economic recession.
These conditions have materially and adversely impacted our and our Client Companies’ businesses, results of operations and liquidity. We have experienced a decline in the fees we earn from our Client Companies, and we expect these declines will increase in the near term, may become material declines and may continue for an extended period.
The majority of the fees we earn are from the management services we provide to the Managed Equity REITs. Under our business management agreements with the Managed Equity REITs, our fees are based on a percentage of the lower of the Managed Equity REITs’ historical cost of real estate assets and their market capitalizations. We also earn incentive fees under those agreements if the Managed Equity REITs’ total shareholder returns for the measurement periods are positive and exceed applicable benchmarks. The Managed Equity REITs have experienced declines in their market capitalizations and negative total shareholder returns since the concerns regarding the COVID-19 intensified in the United States. As a result, we have realized a reduction in our business management fees and, as of March 31, 2020, we would not have earned any incentive fees for 2020 if the relevant measurement period had ended as of that date. If the current economic conditions continue for an extended period, or worsen, our fees earned from our Managed Equity REITs are expected to decline as compared to prior periods and we expect those declines may be material.
The fees we earn under our property management agreements with the Managed Equity REITs are based on a percentage of the rents our Managed Equity REITs receive and a percentage of the costs of construction, in each case, at properties we manage for them. To the extent our Managed Equity REITs receive reduced rent or incur lower construction costs due to the impact of the COVID-19 pandemic or its aftermath, our revenues may significantly decline. Our Managed Equity REITs have reported receiving requests for rent relief from their tenants, that they have granted some rent relief to their tenants and that they may grant additional relief in the future. Further, some of our Managed Equity REITs have announced that they intend to reduce their capital expenditures and reduce their property acquisitions in order to preserve liquidity. These reductions in rent and capital expenditures will result in our earning less property management fees from our Managed Equity REITs.
We earn management fees under our management agreements with the Managed Operators based on a percentage of revenues earned by them or generated at the properties they manage, as applicable. A material decline in those revenues resulting from the impact of the COVID-19 pandemic and its aftermath will reduce the fees we earn from our Managed Operators. In addition, we earn advisory services fees from TRMT and RIF based on income and equity returns and managed assets, respectively. TRMT has announced that it has received some requests for interest payment relief from some of its borrowers, that it has granted some relief and that it may grant additional relief in the future. Further, RIF’s managed assets have decreased significantly since the COVID-19 pandemic concerns intensified in the United States as a result of declines in market prices of securities of REITs and other real estate companies.
Adverse conditions in the commercial real estate industry and declining real estate values resulting from the impact of the COVID-19 pandemic and its aftermath could harm our business and financial condition by limiting our and our Client Companies’ access to debt and equity capital and our and their ability to grow our and their businesses. Adverse conditions may also give rise to an increase in tenant defaults under our Client Companies’ leases, defaults of TRMT’s loans and other investments, and decreased market capitalizations for the Managed Equity REITs. An economic slowdown, recession or declining real estate values resulting from the impact of the COVID-19 epidemic will materially and adversely affect us and our Client Companies.
We cannot predict the extent and duration of the pandemic or the severity and duration of its economic impact, but we expect that it will be substantial. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:

▪	continued sudden and/or severe declines in the market price of our and our Client Companies’ common shares;

▪
the inability of our Client Companies to comply with certain financial covenants or pay interest and principal on their outstanding debt that could result in their defaulting under their debt agreements;

▪	the inability of our Client Companies to access debt and equity capital on attractive terms, or at all;

▪	downgrades of our Client Companies’ credit ratings by nationally recognized credit rating agencies;

▪	the inability of our Client Companies to pay distributions to their shareholders;

▪
worsening economic and financial market conditions that could significantly reduce the value of the real estate, loans and other investments of our Client Companies and reduce the amounts earned on those investments;

▪	increased risk of our Client Companies’ and their tenants’ and managers’ default or bankruptcy;

▪
increased risk of our Client Companies’ and their tenants’ and managers’ inability to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as going concerns and our Client Companies’ tenants’ and managers’ ability to pay rent and returns to our Client Companies;

▪
our and our Client Companies’ and their tenants’ and managers’ inability to operate our and their businesses if the health of our and their management personnel and other employees is affected, particularly if a significant number of individuals are impacted; and

▪
reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact our and our Client Companies’ continued viability.

Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates is uncertain and subject to various factors and conditions. Our business, operations and financial positions may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
We and our Client Companies have taken various actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, and we continue to assess and explore other actions, but those actions may not be sufficient to avoid continued and potentially increased substantial harm to our and our Client Companies’ businesses, operations and financial condition.
We and our Client Companies have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:

•	some of our Client Companies have reduced their quarterly distribution rates payable to their shareholders;

•	some of our Client Companies have deferred capital spending to conserve cash and liquidity;

•	some of our Client Companies have obtained a waiver from the lenders under their credit facilities;

•
we and our Client Companies have been in regular, frequent contact with our and their key managers, tenants, lenders, customers, suppliers and other vendors to implement cost savings measures to minimize losses and preserve liquidity, including agreeing to the closures of certain properties, the reduction of staffing and certain other measures; and

•	our Client Companies have provided rent and debt funding relief to certain of their tenants and borrowers.
There can be no assurance that these actions or others that we and our Client Companies may take will be successful or that they will enable our Client Companies to maintain sufficient liquidity and withstand the current economic challenges.

The impact of the COVID-19 pandemic may have significant impact on market, consumer and workplace practices and those changes could be detrimental to us and our Client Companies’ businesses.
Temporary closures of businesses and stay in place orders and the resulting remote working arrangements for nonessential personnel in response to the COVID-19 pandemic may result in long-term changed market, consumer and workplace practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices could result in decreased demand for hotel stays and office space. In addition, consumer practices and demands may change from what they were prior to the onset of the COVID-19 pandemic, including avoiding activities where people are in close proximity to each other, such as hotels, restaurants and fitness centers. Further, reports of COVID-19 infections and deaths at senior living communities, and negative publicity regarding those matters, may result in decreased demand for senior living communities. If these changes occur, our Client Companies’ businesses, operating results, financial condition and prospects may be materially adversely impacted, which may result in our realizing decreased fees from our Client Companies and declines in our operating results and financial condition.
We and our Client Companies and their managers and tenants may not be eligible to participate in the relief programs provided under the recently adopted Coronavirus Aid Relief, and Economic Security (CARES) Act, and even if we or they are eligible, any benefits we or they realize from participating in such programs may not be sufficient to enable us and them to withstand the current economic conditions and any extended economic downturn or recession which may result from the COVID-19 pandemic.
On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, provides billions of dollars of relief to individuals and businesses suffering from the impact of the COVID-19 pandemic. However, receipt of government funds and other benefits from the CARES Act is subject to a detailed application and approval process and it is too soon to accurately predict whether we, our Client Companies and their managers and tenants will meet any eligibility requirements, how and when any government funds will flow to us, our Client Companies or their managers and tenants (if at all) and the effect these funds may have in offsetting the cash flow disruptions experienced by us, our Client Companies or our managers and tenants. Further, there can be no guarantee that any relief provided by the CARES Act, either directly through participation in government programs, or indirectly through increased revenues attributable to a possible economic recovery generated by the CARES Act, will enable us, our Client Companies and their managers and tenants to withstand the current economic conditions and any extended economic downturn or recession which may result from the COVID-19 pandemic.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2020:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
January 2020	1,465	$43.80	N/A	N/A
March 2020	823	$30.45	N/A	N/A
Total	2,288	$39.00	N/A	N/A

(1)
These Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our Class A Common Shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant. (1)
3.2	Articles of Amendment, filed July 30, 2015. (1)
3.3	Articles of Amendment, filed September 11, 2015. (1)
3.4	Articles of Amendment, filed March 9, 2016. (2)
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017. (3)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock. (4)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust. (1)
10.1	Amended and Restated Business Management Agreement, dated as of January 1, 2020, by and between ABP Trust and The RMR Group LLC. (Filed herewith.)
10.2	Summary of Director Compensation. (5)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Letter Agreement, dated as of February 21, 2020, between Industrial Logistics Properties Trust and The RMR Group LLC. (Filed herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on September 15, 2017.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 12, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: May 11, 2020