Form 10-Q
period 2020-06-30
RMR GROUP INC.
filed 2020-08-07
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 6, 2020, there were 15,315,025 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

June 30, 2020

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	June 30,	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$393,655	$358,448
Due from related parties	79,312	93,521
Prepaid and other current assets	3,595	5,848
Total current assets	476,562	457,817

Property and equipment, net	2,148	2,383
Due from related parties, net of current portion	5,837	9,238
Equity method investment	6,974	6,658
Equity method investment accounted for under the fair value option	4,598	3,682
Goodwill	1,859	1,859
Intangible assets, net of amortization	288	323
Operating lease right of use assets	35,755	—
Deferred tax asset	24,621	25,729
Other assets, net of amortization	146,081	153,143
Total assets	$704,723	$660,832

Liabilities and Equity
Current liabilities:
Other client company reimbursable expenses	$59,127	$65,909
Accounts payable and accrued expenses	30,858	20,266
Operating lease liabilities	4,343	—
Employer compensation liability	998	4,814
Total current liabilities	95,326	90,989

Deferred rent payable, net of current portion	—	1,620
Operating lease liabilities, net of current portion	33,156	—
Amounts due pursuant to tax receivable agreement, net of current portion	29,950	29,950
Employer compensation liability, net of current portion	5,837	9,238
Total liabilities	164,269	131,797

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,315,445 and 15,302,710 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	105,863	103,360
Retained earnings	280,091	257,457
Cumulative common distributions	(90,783)	(72,194)
Total shareholders’ equity	295,202	288,654
Noncontrolling interest	245,252	240,381
Total equity	540,454	529,035
Total liabilities and equity	$704,723	$660,832
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Management services	$38,625	$43,641	$129,221	$133,729
Incentive business management fees	—	—	—	120,094
Advisory services	625	802	2,252	2,345
Total management and advisory services revenues	39,250	44,443	131,473	256,168
Reimbursable compensation and benefits	13,749	13,583	40,077	40,868
Other client company reimbursable expenses	85,650	85,689	267,852	257,088
Total reimbursable costs	99,399	99,272	307,929	297,956
Total revenues	138,649	143,715	439,402	554,124
Expenses:
Compensation and benefits	29,569	28,530	89,888	85,523
Equity based compensation	1,299	1,334	3,183	4,349
Separation costs	—	239	645	7,050
Total compensation and benefits expense	30,868	30,103	93,716	96,922
General and administrative	6,335	7,670	20,678	22,112
Other client company reimbursable expenses	85,650	85,689	267,852	257,088
Transaction and acquisition related costs	427	42	1,596	273
Depreciation and amortization	229	250	731	762
Total expenses	123,509	123,754	384,573	377,157
Operating income	15,140	19,961	54,829	176,967
Interest and other income	727	2,408	4,102	6,402
Impairment loss on Tremont Mortgage Trust investment	—	(6,213)	—	(6,213)
Equity in earnings of investees	458	174	1,037	318
Unrealized gain (loss) on equity method investment accounted for under the fair value option	1,678	(731)	916	(2,978)
Income before income tax expense	18,003	15,599	60,884	174,496
Income tax expense	(2,608)	(2,226)	(8,944)	(24,335)
Net income	15,395	13,373	51,940	150,161
Net income attributable to noncontrolling interest	(8,678)	(7,524)	(29,306)	(83,935)
Net income attributable to The RMR Group Inc.	$6,717	$5,849	$22,634	$66,226

Weighted average common shares outstanding - basic	16,198	16,137	16,187	16,126
Weighted average common shares outstanding - diluted	31,198	16,149	31,187	16,142

Net income attributable to The RMR Group Inc. per common share - basic	$0.41	$0.36	$1.39	$4.08
Net income attributable to The RMR Group Inc. per common share - diluted	$0.41	$0.36	$1.37	$4.08
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2019	$15	$1	$15	$103,360	$257,457	$(72,194)	$288,654	$240,381	$529,035
Share grants, net	—	—	—	634	—	—	634	—	634
Net income	—	—	—	—	9,449	—	9,449	12,175	21,624
Tax distributions to Member	—	—	—	—	—	—	—	(3,830)	(3,830)
Common share distributions	—	—	—	—	—	(6,195)	(6,195)	(4,500)	(10,695)
Balance at December 31, 2019	15	1	15	103,994	266,906	(78,389)	292,542	244,226	536,768
Share grants, net	—	—	—	1,271	—	—	1,271	—	1,271
Net income	—	—	—	—	6,468	—	6,468	8,453	14,921
Tax distributions to Member	—	—	—	—	—	—	—	(4,156)	(4,156)
Common share distributions	—	—	—	—	—	(6,194)	(6,194)	(4,500)	(10,694)
Balance at March 31, 2020	15	1	15	105,265	273,374	(84,583)	294,087	244,023	538,110
Share grants, net	—	—	—	598	—	—	598	—	598
Net income	—	—	—	—	6,717	—	6,717	8,678	15,395
Tax distributions to Member	—	—	—	—	—	—	—	(2,949)	(2,949)
Common share distributions	—	—	—	—	—	(6,200)	(6,200)	(4,500)	(10,700)
Balance at June 30, 2020	$15	$1	$15	$105,863	$280,091	$(90,783)	$295,202	$245,252	$540,454
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

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$51,940	$150,161
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	731	762
Straight line office rent	124	166
Amortization expense related to other assets	7,062	7,062
Deferred income taxes	1,108	(293)
Operating expenses paid in The RMR Group Inc. common shares	2,658	3,764
Impairment loss on Tremont Mortgage Trust investment	—	6,213
Equity in earnings of investees	(1,037)	(318)
Distributions from equity method investments	721	198
Unrealized (gain) loss on equity method investment accounted for under the fair value option	(916)	2,978
Changes in assets and liabilities:
Due from related parties	10,393	(50,183)
Prepaid and other current assets	2,253	3,012
Other client company reimbursable expenses	(6,782)	53,375
Accounts payable and accrued expenses	10,535	16,956
Net cash from operating activities	78,790	193,853

Cash Flows from Investing Activities:
Purchase of property and equipment	(404)	(299)
Equity method investment in TravelCenters of America Inc.	—	(8,382)
Equity method investment in Tremont Mortgage Trust	—	(5,650)
Advances to Tremont Mortgage Trust under the credit agreement	—	(14,220)
Repayments from Tremont Mortgage Trust under the credit agreement	—	14,220
Net cash used in investing activities	(404)	(14,331)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(24,435)	(41,972)
Distributions to common shareholders	(18,589)	(17,044)
Repurchase of common shares	(155)	(156)
Net cash used in financing activities	(43,179)	(59,172)

Effect of exchange rate fluctuations on cash and cash equivalents	—	(85)
Increase in cash and cash equivalents	35,207	120,265
Cash and cash equivalents at beginning of period	358,448	256,848
Cash and cash equivalents at end of period	$393,655	$377,113

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$6,385	$22,185
Fair value of share based payments recorded	$1,394	$2,954
Recognition of right of use assets and related lease liabilities	$39,746	$—
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
As of June 30, 2020, RMR Inc. owned 15,315,445 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.1% of the economic interest of RMR LLC as of June 30, 2020. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.9% of the economic interest of RMR LLC as of June 30, 2020, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of June 30, 2020, managed a diverse portfolio of publicly owned real estate and real estate related businesses. RMR LLC provides management services to four publicly traded real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. Until December 31, 2018, RMR LLC provided management services to Select Income REIT, or SIR. On December 31, 2018, SIR merged with and into a subsidiary of OPI (then named Government Properties Income Trust, or GOV), or the GOV/SIR Merger, which then merged with and into OPI, with OPI as the surviving entity. The combined company continues to be managed by RMR LLC pursuant to OPI’s business and property management agreements with RMR LLC. DHC, ILPT, OPI, SVC and, until December 31, 2018, SIR, are collectively referred to as the Managed Equity REITs.
RMR LLC also provides management services to other publicly traded and private businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by DHC; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, many of whose U.S. hotels are owned by SVC; and TravelCenters of America Inc., or TA, an operator and franchisor of travel centers along the U.S. Interstate Highway System, many of which are owned by SVC, standalone truck service facilities and restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain related private companies, including ABP Trust and its subsidiaries, or collectively ABP Trust, and provided management services to Affiliates Insurance Company, or AIC, an Indiana insurance company, until its dissolution on February 13, 2020, and RMR Office Property Fund LP, or the Open End Fund, until its dissolution on July 28, 2020.
RMR Advisors LLC, or RMR Advisors, is an investment adviser registered with the Securities and Exchange Commission, or SEC. RMR Advisors is a wholly-owned subsidiary of RMR LLC and is the adviser to RMR Mortgage Trust (formerly known as RMR Real Estate Income Fund), or RMRM. RMRM is currently a closed-end investment company. On April 16, 2020, shareholders of RMRM approved its conversion from a registered investment company to a commercial mortgage REIT and amended RMRM’s fundamental investment policies and restrictions to permit RMRM to pursue its new business. RMRM is focused on realigning its portfolio so that it is no longer an “investment company” under the Investment Company Act of 1940, or the 1940 Act, and has applied to the SEC to deregister as an investment company under the 1940 Act.
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
In these financial statements, we refer to the Managed Equity REITs, the Managed Operators, RMRM, TRMT, AIC, ABP Trust, the Open End Fund, Centre Street and the clients of the Tremont business as our Client Companies. We refer to the Managed Equity REITs and TRMT collectively as the Managed REITs.
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
For the three months ended June 30, 2020 and 2019, we earned aggregate base business management fees from the Managed Equity REITs of $21,010 and $24,833, respectively. For the nine months ended June 30, 2020 and 2019, we earned aggregate base business management fees from the Managed Equity REITs of $72,928 and $78,640, respectively.
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
The incentive business management fees are calculated for each Managed Equity REIT as 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the relevant measurement period and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share, as defined in the applicable business management agreement, exceeded the applicable benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, as adjusted for net share issuances during the period and subject to caps on the values of the incentive fees. The measurement period for the annual incentive business management fees is defined as the three year period ending on December 31 of the year for which such fee is being calculated, except for ILPT, whose annual incentive business management fee is based on a shorter period from its initial public offering on January 12, 2018 through the applicable calendar year end. On December 31, 2018, RMR LLC’s business management agreements with ILPT and OPI were amended to provide that, for periods beginning on and after January 1, 2019, the SNL U.S. Industrial REIT Index and the SNL U.S. Office REIT Index will be used by ILPT and OPI, respectively, rather than the SNL U.S. REIT Equity Index, to calculate the benchmark return per share, as defined, for purposes of determining the incentive business management fee, if any, payable thereunder.
For the nine months ended June 30, 2020 and 2019, we recognized aggregate incentive business management fees earned from the Managed Equity REITs of zero and $120,094, respectively.
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
We earn fees from the Open End Fund by providing a continuing and suitable real estate investment program consistent with the Open End Fund’s real estate investment policies and objectives pursuant to an administration services agreement. We earn fees equal to 1.0% of the Open End Fund’s net asset value, as defined, annually. These fees are payable quarterly in arrears. The Open End Fund was dissolved on July 28, 2020. As a result, we will not earn any fees subsequent to that date.
We earned aggregate fees from the Managed Operators, ABP Trust, AIC and the Open End Fund of $5,963 and $7,145 for the three months ended June 30, 2020 and 2019, respectively, and $19,626 and $21,292 for the nine months ended June 30, 2020 and 2019, respectively.
Property Management Fees
We earn property management fees by providing continuous services pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $11,618 and $11,626 for the three months ended June 30, 2020 and 2019, respectively, and $35,851 and $33,603 for the nine months ended June 30, 2020 and 2019, respectively.
Advisory Services and Other Agreements
RMR Advisors is compensated pursuant to its agreement with RMRM at an annual rate of 0.85% of RMRM’s average daily managed assets. Average daily managed assets includes the net asset value attributable to RMRM’s outstanding common shares, plus the liquidation preference of RMRM’s outstanding preferred shares, plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RMRM. RMR Advisors earned advisory services revenue of $585 and $767 for the three months ended June 30, 2020 and 2019, respectively, and $2,139 and $2,225 for the nine months ended June 30, 2020 and 2019, respectively.
Tremont Advisors is primarily compensated pursuant to its management agreements with TRMT and Centre Street at an annual rate of 1.5% of TRMT’s and Centre Street’s equity, respectively, as defined in the applicable agreements. Tremont Advisors may also earn an incentive fee under these management agreements for TRMT and (beginning the first full calendar quarter of 2021) Centre Street. Tremont Advisors has waived any business management and incentive fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until December 31, 2020.
Tremont Advisors earned advisory services revenue from the Tremont Advisory Clients of $40 and $35 for the three months ended June 30, 2020 and 2019, respectively, and $113 and $120 for the nine months ended June 30, 2020 and 2019, respectively, in each case net of the fee waiver referenced above, as applicable.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it originates for non-investment advisory clients. The Tremont business earned fees for such origination services of $34 and $37 for the three months ended June 30, 2020 and 2019, respectively, and $816 and $194 for the nine months ended June 30, 2020 and 2019, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.
Reimbursable Compensation and Benefits
Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services we provide pursuant to our property management agreements, a significant portion of which are charged or passed through to and were paid by tenants of our Client Companies. We recognize the revenue for reimbursements when we incur the related reimbursable compensation and benefits and other costs on behalf of our Client Companies. We realized reimbursable compensation and benefits of $13,749 and $13,583 for the three months ended June 30, 2020 and 2019, respectively, and $40,077 and $40,868 for the nine months ended June 30, 2020 and 2019, respectively. Included in reimbursable compensation

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

and benefits are shared services fees we earn from the Tremont Advisory Clients for compensation and other costs related to the operation of the Tremont business. We earned shared services fees from the Tremont Advisory Clients of $250 and $370 for the three months ended June 30, 2020 and 2019, respectively, and $964 and $1,076 for the nine months ended June 30, 2020 and 2019, respectively.
Reimbursable compensation and benefits also includes grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our condensed consolidated statements of income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our Client Companies to certain of our officers and employees. We realized equity based compensation expense and related reimbursements of $736 and $882 for the three months ended June 30, 2020 and 2019, respectively, and $1,394 and $2,954 for the nine months ended June 30, 2020 and 2019, respectively.
Other Client Company Reimbursable Expenses
Other client company reimbursable expenses include reimbursements that arise from services we provide pursuant to our property management agreements, a significant portion of which are charged or passed through to and were paid by tenants of our Client Companies. We have determined that we control the services provided by third parties for certain of our Client Companies and therefore we account for the cost of these services and the related reimbursement revenue on a gross basis.
We realized other client company reimbursable expenses reflecting corresponding amounts in revenue and expense of $85,650 and $85,689 for the three months ended June 30, 2020 and 2019, respectively, and $267,852 and $257,088 for the nine months ended June 30, 2020 and 2019, respectively.
Note 4. Investments
Equity Method Investments
As of June 30, 2020, Tremont Advisors owned 1,600,100, or approximately 19.4%, of TRMT’s outstanding common shares. We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence, but not control, over TRMT’s most significant activities. Our share of earnings from our investment in TRMT included in equity in earnings of investees in our condensed consolidated statements of income was $458 and $174 for the three months ended June 30, 2020 and 2019, respectively, and $1,037 and $318 for the nine months ended June 30, 2020 and 2019, respectively. We received aggregate distributions from TRMT of $16 and $132 during the three months ended June 30, 2020 and 2019, respectively, and $721 and $198 during the nine months ended June 30, 2020 and 2019, respectively.
Equity Method Investment Accounted for Under the Fair Value Option
As of June 30, 2020, we owned 298,538, or approximately 3.6%, of TA’s outstanding common shares. We purchased these shares on October 10, 2018 for $8,382. On July 6, 2020, in conjunction with a public offering of TA’s common shares, we purchased an additional 218,577 shares for $3,060, maintaining our approximately 3.6% ownership of TA’s outstanding common shares. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares, which is a Level 1 fair value input. The market value of our investment in TA as of June 30, 2020 and September 30, 2019, based on quoted market prices, was $4,598 and $3,682, respectively. The unrealized gain (loss) in our condensed consolidated statements of income related to our investment in TA was $1,678 and ($731) for the three months ended June 30, 2020 and 2019, respectively, and $916 and ($2,978) for the nine months ended June 30, 2020 and 2019, respectively.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

For the three months ended June 30, 2020 and 2019, we recognized estimated income tax expense of $2,608 and $2,226, respectively, which includes $1,900 and $1,624, respectively, of U.S. federal income tax and $708 and $602, respectively, of state income taxes. For the nine months ended June 30, 2020 and 2019, we recognized estimated income tax expense of $8,944 and $24,335, respectively, which includes $6,578 and $17,756, respectively, of U.S. federal income tax and $2,366 and $6,579, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.6%	2.8%	3.7%	3.0%
Permanent items	0.1%	0.6%	0.1%	0.1%
Net income attributable to noncontrolling interest	(10.2)%	(10.1)%	(10.1)%	(10.1)%
Total	14.5%	14.3%	14.7%	14.0%

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of June 30, 2020, we had no uncertain tax positions.
Note 6. Fair Value of Financial Instruments
As of June 30, 2020 and September 30, 2019, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, which include liabilities related to other Client Company reimbursable expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
Level 1 Estimates
The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of June 30, 2020 and September 30, 2019:

	June 30,	September 30,
	2020	2019
Money market funds included in cash and cash equivalents	$344,063	$357,526
Current portion of due from related parties related to share based payment awards	998	4,814
Long term portion of due from related parties related to share based payment awards	5,837	9,238
Current portion of employer compensation liability related to share based payment awards	998	4,814
Long term portion of employer compensation liability related to share based payment awards	5,837	9,238

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 7. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. As of June 30, 2020, Adam D. Portnoy beneficially owned, in aggregate, (i) 147,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC. Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer is also an officer of ABP Trust and an officer and employee of RMR LLC.
Adam D. Portnoy is also the chair of the board of trustees of each of the Managed Equity REITs, the chair of the board of directors of each of Five Star and TA, a managing trustee or managing director of each of the Managed REITs, Five Star, RMRM and TA, a director of Sonesta (and its parent) and is a controlling shareholder of Sonesta. Jennifer B. Clark, our other Managing Director, is a managing trustee of DHC and RMRM, a managing director of FVE and a director of Sonesta, and she serves as the secretary of all the publicly traded Client Companies and Sonesta and as an officer of ABP Trust. Prior to its dissolution on February 13, 2020, Mr. Portnoy was a director of AIC and Ms. Clark was the president and chief executive officer of AIC. As of June 30, 2020, Adam D. Portnoy beneficially owned, in aggregate, 6.4% of Five Star’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 4.0% of TA’s outstanding common shares (including through RMR LLC), 2.3% of RMRM’s outstanding common shares, and 19.5% of TRMT’s outstanding common shares (including through Tremont Advisors). Until its dissolution on February 13, 2020, ABP Trust owned 14.3% of AIC.
The Managed Equity REITs, the Open End Fund, TRMT and RMRM all have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs, the Open End Fund (until its dissolution on July 28, 2020) and AIC (until its dissolution on February 13, 2020), pursuant to management agreements with them. All the officers of the Managed Equity REITs and the Open End Fund are officers or employees of RMR LLC. All the officers, overhead and required office space of TRMT are provided or arranged by Tremont Advisors. All of TRMT’s officers are officers or employees of Tremont Advisors or RMR LLC. All officers, overhead and required office space of RMRM are provided or arranged by RMR Advisors. All of RMRM’s officers are officers or employees of RMR Advisors or RMR LLC. Many of the executive officers of the Managed Operators are officers or employees of RMR LLC. Some of our executive officers are also managing directors or managing trustees of certain of the Managed REITs, the Managed Operators and RMRM.
As of June 30, 2020, ABP Trust owned 100% of Centre Street and 206,300 limited partnership units, or 100%, of the Open End Fund. RMR LLC owned no limited partnership units of the Open End Fund, but as of June 30, 2020, had committed to contributing $100,000 to, the Open End Fund. The general partner of the Open End Fund is a subsidiary of ABP Trust and is not entitled to any compensation for services rendered to the Open End Fund in its capacity as general partner. On July 28, 2020, the Open End Fund was dissolved and RMR LLC’s $100,000 commitment was terminated as a result. In connection with the dissolution of the Open End Fund, the Transaction Agreement, dated as of July 31, 2018, between ABP Trust and RMR LLC was terminated.
Additional information about our related person transactions appears in Note 8, Shareholders’ Equity, below and in our 2019 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Revenues from Related Parties
For the three and nine months ended June 30, 2020 and 2019, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2020		2019		2020		2019
	$	%	$	%	$	%	$	%
Managed Equity REITs:
DHC (1)	$43,472	31.4%	$43,483	30.3%	$128,076	29.1%	$166,313	30.0%
ILPT	10,034	7.2	12,664	8.8	36,649	8.3	27,998	5.1
OPI (2)	58,443	42.1	57,374	39.9	179,895	41.0	171,731	31.0
SIR (1) (2)	—	—	—	—	—	—	47,843	8.6
SVC (1)	12,156	8.8	11,887	8.3	48,341	11.0	89,731	16.2
	124,105	89.5	125,408	87.3	392,961	89.4	503,616	90.9

Managed Operators:
Five Star	2,227	1.6	2,466	1.7	6,953	1.6	7,318	1.3
Sonesta	209	0.2	881	0.6	1,477	0.3	2,420	0.4
TA	3,130	2.3	3,455	2.4	10,021	2.3	10,536	1.9
	5,566	4.1	6,802	4.7	18,451	4.2	20,274	3.6

Other Client Companies:
ABP Trust	3,024	2.2	3,476	2.5	9,195	2.2	10,746	1.9
AIC	2	—	187	0.1	98	—	307	0.1
Open End Fund	4,738	3.4	5,583	3.9	13,653	3.1	13,693	2.5
RMRM	585	0.4	767	0.5	2,139	0.5	2,225	0.4
TRMT	577	0.4	1,283	0.9	1,932	0.4	2,857	0.5
Centre Street	18	—	—	—	108	—	—	—
	8,944	6.4	11,296	7.9	27,125	6.2	29,828	5.4
Total revenues from related parties	138,615	100.0	143,506	99.9	438,537	99.8	553,718	99.9
Revenues from unrelated parties	34	—	209	0.1	865	0.2	406	0.1
	$138,649	100.0%	$143,715	100.0%	$439,402	100.0%	$554,124	100.0%

(1)
The amounts for the nine months ended June 30, 2019 include incentive business management fees of $40,642, $25,817 and $53,635, which RMR LLC earned for the 2018 calendar year from DHC, SIR and SVC, respectively, and which were paid in January 2019.

(2)	OPI acquired SIR by merger on December 31, 2018. This table presents revenues for the nine months ended June 30, 2019 from SIR separately as they relate to a period prior to this merger.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	June 30,	September 30,
	2020	2019
Managed Equity REITs:
DHC	$28,374	$25,505
ILPT	5,835	10,630
OPI	35,640	39,233
SVC	10,089	18,933
	79,938	94,301

Managed Operators:
Five Star	361	136
Sonesta	69	37
TA	454	392
	884	565

Other Client Companies:
ABP Trust	1,108	2,580
AIC	7	7
Open End Fund	2,161	4,567
RMRM	165	75
TRMT	877	664
Centre Street	9	—
	4,327	7,893
	$85,149	$102,759

Leases
As of June 30, 2020, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases of $1,367 and $1,366 for the three months ended June 30, 2020 and 2019, respectively, and $4,230 and $4,224 for the nine months ended June 30, 2020 and 2019, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. As of June 30, 2020, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $32,061, including $2,111 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2020.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, subject to future adjustment based on actual results. For the nine months ended June 30, 2020 and 2019, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $23,062 and $59,279, respectively, of which $12,127 and $30,807, respectively, was distributed to us and $10,935 and $28,472, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
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
In December 2019, we entered into a retirement agreement with TA and a former executive officer of RMR LLC, Andrew J. Rebholz. Mr. Rebholz was also a managing director and chief executive officer of TA. Pursuant to his retirement agreement, Mr. Rebholz served as an employee of RMR LLC through June 30, 2020. Under Mr. Rebholz’s retirement agreement, RMR LLC paid Mr. Rebholz an annual base salary of $75 until June 30, 2020 and RMR LLC paid him a cash bonus in respect of 2019 of $250 in December 2019. RMR LLC also paid Mr. Rebholz an additional cash payment of $250 in 2020. In addition, in January 2020, we accelerated the vesting of all 7,300 unvested shares of RMR Inc. owned by Mr. Rebholz as of his retirement date, June 30, 2020. We recorded approximately $281 of equity based separation costs related to the acceleration of these shares for the nine months ended June 30, 2020.
For the three and nine months ended June 30, 2020 and 2019, we recognized cash and equity based separation costs as set forth in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Former executive officers:
Cash separation costs	$—	$—	$260	$5,312
Equity based separation costs	—	—	281	1,488
	—	—	541	6,800
Former nonexecutive officers:
Cash separation costs	—	142	80	153
Equity based separation costs	—	97	24	97
	—	239	104	250
Total separation costs	$—	$239	$645	$7,050

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
On March 11, 2020, we granted 3,000 of our Class A Common Shares, valued at $31.28 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Managing Directors and Independent Directors as part of his or her annual compensation for serving as a Director. On June 23, 2020, in connection with the election of one of our Independent Directors, we awarded to such Director 3,000 of our common shares, valued at $31.66 per share, the closing price of our common shares on the Nasdaq on that day. For the three and nine months ended June 30, 2020, we recorded general and administrative expense of $95 and $564, respectively, for Director grants.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Equity based compensation expense related to shares granted to certain officers and employees was $563 and $452 for the three months ended June 30, 2020 and 2019, respectively, and $1,789 and $1,395 for the nine months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had 109,210 unvested shares outstanding which are scheduled to vest as follows: 39,910 shares in 2020, 31,940 shares in 2021, 23,280 shares in 2022 and 14,080 in 2023.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations. The repurchase price is based on the closing price of our Class A Common Shares on the Nasdaq on the repurchase date. During the nine months ended June 30, 2020, we withheld and repurchased 4,455 of our Class A Common Shares for an aggregate value of $155, which is reflected as a decrease to shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
Distributions
During the nine months ended June 30, 2020 and 2019, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Nine Months Ended June 30, 2020
10/17/2019	10/28/2019	11/14/2019	$0.38	$6,195
1/16/2020	1/27/2020	2/20/2020	0.38	6,194
4/16/2020	4/27/2020	5/21/2020	0.38	6,200
			$1.14	$18,589
Nine Months Ended June 30, 2019
10/18/2018	10/29/2018	11/15/2018	$0.35	$5,680
1/18/2019	1/28/2019	2/21/2019	0.35	5,680
4/18/2019	4/29/2019	5/16/2019	0.35	5,684
			$1.05	$17,044
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Nine Months Ended June 30, 2020
10/17/2019	10/28/2019	11/14/2019	$0.30	$9,391	$4,891	$4,500
1/16/2020	1/27/2020	2/20/2020	0.30	9,390	4,890	4,500
4/16/2020	4/27/2020	5/21/2020	0.30	9,394	4,894	4,500
			$0.90	$28,175	$14,675	$13,500
Nine Months Ended June 30, 2019
10/18/2018	10/29/2018	11/15/2018	$0.30	$9,369	$4,869	$4,500
1/18/2019	1/28/2019	2/21/2019	0.30	9,369	4,869	4,500
4/18/2019	4/29/2019	5/16/2019	0.30	9,372	4,872	4,500
			$0.90	$28,110	$14,610	$13,500

The remainder of the above noted dividends that were paid were funded with cash accumulated at RMR Inc.
On July 16, 2020, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of July 27, 2020, in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,200. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

amount of $0.30 per unit, or $9,395, of which $4,895 will be distributed to us based on our aggregate ownership of 16,315,445 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about August 20, 2020.
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
The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three and nine months ended June 30, 2019, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive. For the three and nine months ended June 30, 2020, the assumed redemption is dilutive to earnings per share as presented in the table below. The calculation of basic and diluted earnings per share for the three and nine months ended June 30, 2020 and 2019, is as follows:

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Numerators:
Net income attributable to The RMR Group Inc.	$6,717	$5,849	$22,634	$66,226
Income attributable to unvested participating securities	(48)	(37)	(166)	(437)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	6,669	5,812	22,468	65,789
Effect of dilutive securities:
Add back: net income attributable to noncontrolling interest	8,678	—	29,306	—
Add back: income tax expense	2,608	—	8,944	—
Income tax expense at enacted tax rates assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares	(5,313)	—	(18,114)	—
Net income attributable to The RMR Group Inc. used in calculating diluted EPS	$12,642	$5,812	$42,604	$65,789

Denominators:
Weighted average common shares outstanding - basic	16,198	16,137	16,187	16,126
Effect of dilutive securities:
Assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	—	15,000	—
Incremental unvested shares	—	12	—	16
Weighted average common shares outstanding - diluted	31,198	16,149	31,187	16,142

Net income attributable to The RMR Group Inc. per common share - basic	$0.41	$0.36	$1.39	$4.08
Net income attributable to The RMR Group Inc. per common share - diluted	$0.41	$0.36	$1.37	$4.08

Note 10. Leases
We enter into operating leases, as the lessee, for office space and determine if an arrangement is a lease at inception of the arrangement. Operating lease liabilities and right of use assets are recognized based on the present value of the future minimum lease payments over the lease term using our estimated incremental borrowing rate. Operating lease costs totaled $1,568 and $4,794 for the three and nine months ended June 30, 2020, respectively, including variable lease payments of $143 and $504, respectively, and straight-line rent amounts of $52 and $124, respectively. Minimum lease payments for leases with an initial term of twelve months or less are not recorded on our condensed consolidated balance sheet. Lease expense for leases with an initial term of twelve months or less was $11 and $44 for the three and nine months ended June 30, 2020, respectively. As of June 30, 2020, our operating leases expire on various dates through 2030, the weighted average remaining lease term was 9.1 years and the determination of the present value of the remaining lease payments utilized a weighted average discount rate of 3.1%.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The following table presents the undiscounted cash flows on an annual basis for our operating lease liabilities as of June 30, 2020:

2020	$1,349
2021	5,480
2022	5,555
2023	4,926
2024	4,428
Thereafter	21,400
Total lease payments (1)	43,138
Less: imputed interest	(5,639)
Present value of operating lease liabilities	37,499
Less: current portion of operating lease liabilities	(4,343)
Operating lease liabilities, net of current portion	$33,156

(1)	Excludes $771 of lease payments for signed leases that have not yet commenced.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 11. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

	Three Months Ended June 30, 2020
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$38,590	$35	$38,625
Advisory services	—	625	625
Total management and advisory services revenues	38,590	660	39,250
Reimbursable compensation and benefits	13,479	270	13,749
Other client company reimbursable expenses	85,650	—	85,650
Total reimbursable costs	99,129	270	99,399
Total revenues	137,719	930	138,649
Expenses:
Compensation and benefits	28,203	1,366	29,569
Equity based compensation	1,255	44	1,299
Total compensation and benefits expense	29,458	1,410	30,868
General and administrative	5,292	1,043	6,335
Other client company reimbursable expenses	85,650	—	85,650
Transaction and acquisition related costs	317	110	427
Depreciation and amortization	217	12	229
Total expenses	120,934	2,575	123,509
Operating income (loss)	16,785	(1,645)	15,140
Interest and other income	667	60	727
Equity in earnings of investees	—	458	458
Unrealized gain on equity method investment accounted for under the fair value option	1,678	—	1,678
Income (loss) before income tax expense	19,130	(1,127)	18,003
Income tax expense	—	(2,608)	(2,608)
Net income (loss)	$19,130	$(3,735)	$15,395

Total assets	$655,413	$49,310	$704,723

(1)	Intersegment revenues of $988 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Nine Months Ended June 30, 2020
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$128,404	$817	$129,221
Advisory services	—	2,252	2,252
Total management and advisory services revenues	128,404	3,069	131,473
Reimbursable compensation and benefits	38,684	1,393	40,077
Other client company reimbursable expenses	267,852	—	267,852
Total reimbursable costs	306,536	1,393	307,929
Total revenues	434,940	4,462	439,402
Expenses:
Compensation and benefits	84,401	5,487	89,888
Equity based compensation	3,079	104	3,183
Separation costs	645	—	645
Total compensation and benefits expense	88,125	5,591	93,716
General and administrative	17,731	2,947	20,678
Other client company reimbursable expenses	267,852	—	267,852
Transaction and acquisition related costs	366	1,230	1,596
Depreciation and amortization	696	35	731
Total expenses	374,770	9,803	384,573
Operating income (loss)	60,170	(5,341)	54,829
Interest and other income	3,753	349	4,102
Equity in earnings of investees	—	1,037	1,037
Unrealized gain on equity method investment accounted for under the fair value option	916	—	916
Income (loss) before income tax expense	64,839	(3,955)	60,884
Income tax expense	—	(8,944)	(8,944)
Net income (loss)	$64,839	$(12,899)	$51,940

Total assets	$655,413	$49,310	$704,723

(1)	Intersegment revenues of $4,153 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2019
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$43,604	$37	$43,641
Advisory services	—	802	802
Total management and advisory services revenues	43,604	839	44,443
Reimbursable compensation and benefits	12,982	601	13,583
Other client company reimbursable expenses	85,689	—	85,689
Total reimbursable costs	98,671	601	99,272
Total revenues	142,275	1,440	143,715
Expenses:
Compensation and benefits	26,864	1,666	28,530
Equity based compensation	1,310	24	1,334
Separation costs	239	—	239
Total compensation and benefits expense	28,413	1,690	30,103
General and administrative	6,746	924	7,670
Other client company reimbursable expenses	85,689	—	85,689
Transaction and acquisition related costs	42	—	42
Depreciation and amortization	237	13	250
Total expenses	121,127	2,627	123,754
Operating income (loss)	21,148	(1,187)	19,961
Interest and other income	2,185	223	2,408
Impairment loss on Tremont Mortgage Trust investment	—	(6,213)	(6,213)
Equity in earnings of investees	—	174	174
Unrealized loss on equity method investment accounted for under the fair value option	(731)	—	(731)
Income (loss) before income tax expense	22,602	(7,003)	15,599
Income tax expense	—	(2,226)	(2,226)
Net income (loss)	$22,602	$(9,229)	$13,373

Total assets	$606,164	$54,275	$660,439

(1)	Intersegment revenues of $909 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Nine Months Ended June 30, 2019
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$133,535	$194	$133,729
Incentive business management fees	120,094	—	120,094
Advisory services	—	2,345	2,345
Total management and advisory services revenues	253,629	2,539	256,168
Reimbursable compensation and benefits	39,103	1,765	40,868
Other client company reimbursable expenses	257,088	—	257,088
Total reimbursable costs	296,191	1,765	297,956
Total revenues	549,820	4,304	554,124
Expenses:
Compensation and benefits	80,800	4,723	85,523
Equity based compensation	4,270	79	4,349
Separation costs	7,050	—	7,050
Total compensation and benefits expense	92,120	4,802	96,922
General and administrative	19,298	2,814	22,112
Other client company reimbursable expenses	257,088	—	257,088
Transaction and acquisition related costs	273	—	273
Depreciation and amortization	723	39	762
Total expenses	369,502	7,655	377,157
Operating income (loss)	180,318	(3,351)	176,967
Interest and other income	5,650	752	6,402
Impairment loss on Tremont Mortgage Trust investment	—	(6,213)	(6,213)
Equity in earnings of investees	—	318	318
Unrealized loss on equity method investment accounted for under the fair value option	(2,978)	—	(2,978)
Income (loss) before income tax expense	182,990	(8,494)	174,496
Income tax expense	—	(24,335)	(24,335)
Net income (loss)	$182,990	$(32,829)	$150,161

Total assets	$606,164	$54,275	$660,439

(1)	Intersegment revenues of $2,696 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2019 Annual Report.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. As of June 30, 2020, RMR LLC managed over 2,100 properties in 47 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
RMR LLC manages a diverse portfolio of publicly owned real estate and real estate related businesses. Our Client Companies include the Managed Equity REITs, the Managed Operators, RMRM, TRMT, ABP Trust, Centre Street, the clients of the Tremont business, AIC (until its dissolution on February 13, 2020) and the Open End Fund (until its dissolution on July 28, 2020), each of which are discussed in further detail below.
Business Environment
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. The virus that causes COVID-19 has continued to spread throughout the United States and the world. Various governmental responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy. As a result, most market observers believe the global economy and the U.S. economy are in a recession.
Recently, states and municipalities across the United States have been allowing certain businesses to re-open and easing certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time. Economic data have indicated that the U.S. economy has improved since the lowest periods experienced in March and April 2020. However, certain areas of the United States have experienced increased numbers of COVID-19 infections following the re-openings of their economies and easing of restrictions and, in some cases, certain states have imposed or re-imposed closings of certain business activities and other restrictions in response. It is unclear whether the increases in the number of COVID-19 infections will continue or amplify and, if so, what the impact of that would be on human health and safety, the economy, our Client Companies and our business.
We are continuing to closely monitor the impact of the COVID-19 pandemic and resulting market disruptions on all aspects of our business and our Client Companies’ businesses including:

•
the adverse impact of volatility in our Managed Equity REITs’ share prices and the adverse impacts to our business management fee revenues, as the majority of our Managed Equity REITs are currently paying business management fees on a total market capitalization basis,

•
tenants of our Client Companies’ ability to withstand the current economic conditions and continue as going concerns, including possible adverse impacts to our future property management fee revenues due to declines in our Client Companies’ tenant rental receipts,

•
our Client Companies’ operations, liquidity and capital needs and resources, including reductions in our construction management fees as a result of the Managed Equity REITs reducing or delaying their capital spending in order to conserve capital or because of construction moratoriums issued by governments in response to the COVID-19 pandemic,

•	our Client Companies’ ability to comply with financial covenants under their debt agreements,

•	our Client Companies’ ability to access debt and equity capital, and

•	possible government relief funding sources and other programs that may be available to us and our Client Companies.
As a result of the COVID-19 pandemic and resulting market disruptions, some of our Client Companies’ tenants have requested rent assistance. As of August 3, 2020, our Client Companies have granted temporary rent assistance totaling $22,368 to 311 tenants. This assistance generally entails a deferral of rent, in most cases one month of rent, until September 2020 when the deferred rent amounts will begin to be payable generally over a 12-month period. Our liquidity will be temporarily impacted by these rent deferrals as we earn our property management fee revenue based on gross rents collected. As such, our property management fees related to these deferred amounts will be earned beginning in September 2020, assuming our Client Companies’ tenants then begin to pay these deferred amounts.
While our Client Companies continue to face many challenges related to the COVID-19 pandemic, we believe that our current financial resources enable us to withstand the COVID-19 pandemic. As of June 30, 2020, we had $393,655 in cash and cash equivalents, no debt and for the nine months ended June 30, 2020, we generated cash from operations of $78,790.
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
All of our property management and engineering personnel have been trained on COVID-19 precaution procedures. Our property management teams have also established business continuity plans to ensure operational stability at our managed properties. As stay at home orders have been lifted or loosened across the United States, we have implemented additional procedures at our managed properties based on recommended guidelines from the Center for Disease Control and Prevention and other regulatory agencies. For example:

•	installing signage throughout our managed properties with social distancing reminders;

•
changes to certain building HVAC systems and equipment, including adjusting outdoor air control programs to increase the amount of outside air delivered to interior spaces and to adjust control sequences to maintain space relative humidity in order to help minimize the concentration of the virus;

•	flushing domestic water systems to prepare for re-occupancy;

•	performing service calls and preventative maintenance after business hours to limit social interactions;

•
requiring vendors to follow best practices under COVID-19 pandemic conditions, including providing us with documented preventative measures for their employees and requiring staff to wear appropriate personal protective equipment when working at our managed properties; and

•	altering cleaning schedules to perform vacuuming at times intended to reduce the potential airborne spread of the virus.
Finally, as many of our managed retail, office and industrial assets are experiencing lower tenant utilization, we have worked to reduce and optimize operating costs by:
•deferring non-emergency work,
•implementing energy reduction protocols for lighting and HVAC systems,
•reducing non-essential building services and staff, and

•reducing the frequency of trash removal.
Economic Outlook
There are extensive uncertainties surrounding the COVID-19 pandemic. These uncertainties include among others:

•	the duration and severity of the negative economic impact, especially on the hospitality, senior living and service retail sectors,

•	the strength and sustainability of any economic recovery,

•
the timing and process for how federal, state and local governments and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States, and

•
whether, following a recommencing of more normal levels of economic activities, the United States or other countries experience increased numbers of COVID-19 infections and, if so, the responses of governments, businesses and the general public to those events.

As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our Client Companies and our financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are based upon the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of June 30, 2020 and 2019, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		June 30,
REIT	Primary Strategy	2020	2019
DHC	Medical office and life science properties, senior living communities and wellness centers	$4,596,718	$5,756,149
ILPT	Industrial and logistics properties	2,612,328	2,492,044
OPI	Office properties primarily leased to single tenants, including the government	3,474,277	4,237,239
SVC	Hotels and net lease service and necessity-based retail properties	7,400,127	8,251,377
		$18,083,450	$20,736,809
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
The basis on which our base business management fees are calculated for the three and nine months ended June 30, 2020 and 2019 may differ from the basis at the end of the periods presented in the table above. As of June 30, 2020, the market capitalization was lower than the historical costs of assets under management for DHC, OPI and SVC; the historical costs of assets under management for DHC, OPI and SVC as of June 30, 2020, were $8,492,240, $5,735,039 and $12,440,349, respectively. For ILPT, the historical costs of assets under management were lower than their market capitalization of $2,717,046 as of June 30, 2020.
The fee revenues we earned from the Managed Equity REITs, excluding reimbursable compensation and benefits and other client company reimbursable expenses, for the three and nine months ended June 30, 2020 and 2019 are set forth in the following tables:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$4,995	$—	$3,440	$8,435	$6,732	$—	$3,522	$10,254
ILPT	3,353	—	1,859	5,212	3,163	—	1,921	5,084
OPI	4,080	—	5,077	9,157	5,099	—	5,483	10,582
SVC	8,582	—	731	9,313	9,839	—	26	9,865
	$21,010	$—	$11,107	$32,117	$24,833	$—	$10,952	$35,785

	Nine Months Ended June 30, 2020				Nine Months Ended June 30, 2019
		Incentive				Incentive
	Base Business	Business	Property		Base Business	Business	Property
	Management	Management	Management		Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$17,550	$—	$9,985	$27,535	$23,206	$40,642	$10,087	$73,935
ILPT	10,127	—	5,964	16,091	7,531	—	4,622	12,153
OPI (1)	13,447	—	15,353	28,800	13,971	—	14,877	28,848
SIR (1)	—	—	—	—	4,124	25,817	2,335	32,276
SVC	31,804	—	2,959	34,763	29,808	53,635	56	83,499
	$72,928	$—	$34,261	$107,189	$78,640	$120,094	$31,977	$230,711

(1)	SIR merged with and into OPI on December 31, 2018 with OPI continuing as the surviving entity.
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
In addition, we provide or provided management services to ABP Trust, AIC and the Open End Fund. The fees we earn from ABP Trust include business management fees equal to 0.5% of ABP Trust’s average invested capital (effective January 1, 2020), and business management fees based on a percentage of revenues (prior to January 1, 2020), property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities. The fees we earned from AIC were based on a percentage of total premiums paid for insurance arranged by AIC. AIC’s property insurance program expired on June 30, 2019 and was not continued. As a result, AIC has not incurred any management fees payable to RMR LLC since that date. AIC was dissolved on February 13, 2020. The fees we earn from the Open End Fund include administrative service fees based on a percentage of the Open End Fund’s net asset value, property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities. The Open End Fund was dissolved on July 28, 2020. In connection with the dissolution of the Open End Fund, the Transaction Agreement, dated as of July 31, 2018, between ABP Trust and RMR LLC was terminated.

Our revenues from services to the Managed Operators, ABP Trust, AIC and the Open End Fund, excluding reimbursable client company operating expenses and reimbursable compensation and benefits, for the three and nine months ended June 30, 2020 and 2019 are set forth in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
Company	2020	2019	2020	2019
ABP Trust	$346	$216	$918	$691
AIC	—	60	—	180
Five Star	2,123	2,409	6,726	7,124
Open End Fund	851	891	2,557	2,444
Sonesta	113	810	1,259	2,206
TA	3,041	3,315	9,715	10,133
	$6,474	$7,701	$21,175	$22,778
RMRM, Tremont Advisory Clients and the Tremont Business
RMR Advisors is compensated pursuant to its agreement with RMRM at an annual rate of 0.85% of RMRM’s average daily managed assets, as defined in the agreement. The value of RMRM’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $276,257 and $342,979 as of June 30, 2020 and 2019, respectively. The advisory fees earned by RMR Advisors included in our revenue were $585 and $767 for the three months ended June 30, 2020 and 2019, respectively, and $2,139 and $2,225 for the nine months ended June 30, 2020 and 2019, respectively. On April 16, 2020, shareholders of RMRM approved its conversion from a registered investment company to a commercial mortgage REIT and amended RMRM’s fundamental investment policies and restrictions to permit RMRM to pursue its new business. RMRM is focused on realigning its portfolio so that it is no longer an “investment company” under the 1940 Act and has applied to the SEC to deregister as an investment company under the 1940 Act.
Tremont Advisors manages TRMT, a publicly traded mortgage REIT, and, as of December 18, 2019, Centre Street, a private fund. Both TRMT and Centre Street focus primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Tremont Advisors has waived any business management and incentive fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until December 31, 2020. Tremont Advisors earned aggregate advisory services revenue from the Tremont Advisory Clients of $40 and $35 for the three months ended June 30, 2020 and 2019, respectively, and $113 and $120 for the nine months ended June 30, 2020 and 2019, respectively.
The Tremont business acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such origination services of $34 and $37 for the three months ended June 30, 2020 and 2019, respectively, and $816 and $194 for the nine months ended June 30, 2020 and 2019, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended June 30, 2020, Compared to the Three Months Ended June 30, 2019
The following table presents the changes in our operating results for the three months ended June 30, 2020 compared to the three months ended June 30, 2019:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues:
Management services	$38,625	$43,641	$(5,016)	(11.5)%
Advisory services	625	802	(177)	(22.1)%
Total management and advisory services revenues	39,250	44,443	(5,193)	(11.7)%
Reimbursable compensation and benefits	13,749	13,583	166	1.2%
Other client company reimbursable expenses	85,650	85,689	(39)	—%
Total reimbursable costs	99,399	99,272	127	0.1%
Total revenues	138,649	143,715	(5,066)	(3.5)%
Expenses:
Compensation and benefits	29,569	28,530	1,039	3.6%
Equity based compensation	1,299	1,334	(35)	(2.6)%
Separation costs	—	239	(239)	n/m
Total compensation and benefits expense	30,868	30,103	765	2.5%
General and administrative	6,335	7,670	(1,335)	(17.4)%
Other client company reimbursable expenses	85,650	85,689	(39)	—%
Transaction and acquisition related costs	427	42	385	n/m
Depreciation and amortization	229	250	(21)	(8.4)%
Total expenses	123,509	123,754	(245)	(0.2)%
Operating income	15,140	19,961	(4,821)	(24.2)%
Interest and other income	727	2,408	(1,681)	(69.8)%
Impairment loss on Tremont Mortgage Trust investment	—	(6,213)	6,213	n/m
Equity in earnings of investees	458	174	284	163.2%
Unrealized gain (loss) on equity method investment accounted for under the fair value option	1,678	(731)	2,409	n/m
Income before income tax expense	18,003	15,599	2,404	15.4%
Income tax expense	(2,608)	(2,226)	(382)	(17.2)%
Net income	15,395	13,373	2,022	15.1%
Net income attributable to noncontrolling interest	(8,678)	(7,524)	(1,154)	(15.3)%
Net income attributable to The RMR Group Inc.	$6,717	$5,849	$868	14.8%
n/m - not meaningful
Management services revenue. For the three months ended June 30, 2020 and 2019, we earned base business and property management services revenue from the following sources:

	Three Months Ended June 30,
	2020	2019	Change
Managed Equity REITs	$32,117	$35,785	$(3,668)
Managed Operators	5,277	6,534	(1,257)
Other	1,231	1,322	(91)
Total	$38,625	$43,641	$(5,016)

Management services revenue decreased $5,016 primarily due to (i) declines in the market capitalization of DHC, OPI and SVC resulting in decreases to base business management fees of $1,737, $1,019 and $1,257, respectively, and (ii) declines in management fees earned from the Managed Operators of $1,257, primarily driven by Sonesta due to temporary hotel closures and overall material hotel occupancy declines as a result of the COVID‐19 pandemic. These decreases were partially offset by an increase in property management fees of $705 earned from SVC, primarily from its acquisition of a net leased property portfolio in September 2019.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RMRM and the fees Tremont Advisors earns for managing the Tremont Advisory Clients. Advisory services revenues decreased by $177 primarily due to decreases in the average net asset value of RMRM’s portfolio in 2020.
Reimbursable compensation and benefits. Reimbursable compensation and benefits represents amounts reimbursed to us by the Managed Equity REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable compensation and benefits costs arise from services we provide that are paid or reimbursed to the Managed Equity REITs by their tenants, as well as non-cash share based compensation from the Managed Equity REITs granted to some of our employees. Reimbursable compensation and benefits revenue for the three months ended June 30, 2020 and 2019 include non-cash share based compensation revenue granted to some of our employees by our Client Companies totaling $736 and $882, respectively. Reimbursable compensation and benefits increased $166 primarily due to annual increases in employee compensation and benefits, as well as business continuity payments to our engineering personnel resulting from the COVID-19 pandemic, largely offset by decreases in share based compensation granted to our employees by our Client Companies as a result of decreases in their respective share prices.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $1,039 primarily due to vacation deferrals and business continuity payments resulting from the COVID-19 pandemic, and annual employee merit increases on October 1, 2019.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and by our Client Companies. Equity based compensation modestly decreased $35 primarily due to declines in the Managed Equity REITs’ share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs decreased $1,335 primarily due to $784 of annual share awards granted to our Directors in the 2019 period, lower travel expenses of $369 and lower temporary staffing costs of $200 incurred in the 2020 period as a result of the ongoing pandemic.
Transaction and acquisition related costs. Transaction and acquisition related costs increased $385 due to potential strategic transactions and costs incurred in connection with RMRM’s plan to convert from a registered investment company to a commercial mortgage REIT. We have committed to pay all costs related to this transaction.
Interest and other income. Interest and other income decreased $1,681 primarily due to lower interest rates earned during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.
Impairment loss on Tremont Mortgage Trust investment. Impairment loss recorded for the prior year period relates to our investment in TRMT, whose estimated fair value had fallen below the carrying value, which we had determined was other than temporary.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our equity interest in TRMT.

Unrealized gain (loss) on equity method investment accounted for under the fair value option. Unrealized gain (loss) on equity method investment accounted for under the fair value option represents the gain or loss on our investment in TA common shares. The gain for the 2020 period is a result of recent increases in TA’s share price, as compared to TA share price declines in the 2019 period. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense of $382 is primarily attributable to increases in taxable income for the three months ended June 30, 2020, as compared to same period in the prior year.

Nine Months Ended June 30, 2020, Compared to the Nine Months Ended June 30, 2019
The following table presents the changes in our operating results for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019:

	Nine Months Ended June 30,
	2020	2019	$ Change	% Change
Revenues:
Management services	$129,221	$133,729	$(4,508)	(3.4)%
Incentive business management fees	—	120,094	(120,094)	n/m
Advisory services	2,252	2,345	(93)	(4.0)%
Total management and advisory services revenues	131,473	256,168	(124,695)	(48.7)%
Reimbursable compensation and benefits	40,077	40,868	(791)	(1.9)%
Other client company reimbursable expenses	267,852	257,088	10,764	4.2%
Total reimbursable costs	307,929	297,956	9,973	3.3%
Total revenues	439,402	554,124	(114,722)	(20.7)%
Expenses:
Compensation and benefits	89,888	85,523	4,365	5.1%
Equity based compensation	3,183	4,349	(1,166)	(26.8)%
Separation costs	645	7,050	(6,405)	(90.9)%
Total compensation and benefits expense	93,716	96,922	(3,206)	(3.3)%
General and administrative	20,678	22,112	(1,434)	(6.5)%
Other client company reimbursable expenses	267,852	257,088	10,764	4.2%
Transaction and acquisition related costs	1,596	273	1,323	n/m
Depreciation and amortization	731	762	(31)	(4.1)%
Total expenses	384,573	377,157	7,416	2.0%
Operating income	54,829	176,967	(122,138)	(69.0)%
Interest and other income	4,102	6,402	(2,300)	(35.9)%
Impairment loss on Tremont Mortgage Trust investment	—	(6,213)	6,213	n/m
Equity in earnings of investees	1,037	318	719	n/m
Unrealized gain (loss) on equity method investment accounted for under the fair value option	916	(2,978)	3,894	130.8%
Income before income tax expense	60,884	174,496	(113,612)	(65.1)%
Income tax expense	(8,944)	(24,335)	15,391	63.2%
Net income	51,940	150,161	(98,221)	(65.4)%
Net income attributable to noncontrolling interest	(29,306)	(83,935)	54,629	65.1%
Net income attributable to The RMR Group Inc.	$22,634	$66,226	$(43,592)	(65.8)%
n/m - not meaningful
Management services revenue. For the nine months ended June 30, 2020 and 2019, we earned base business and property management services revenue from the following sources:

	Nine Months Ended June 30,
	2020	2019	Change
Managed Equity REITs	$107,189	$110,617	$(3,428)
Managed Operators	17,700	19,463	(1,763)
Other	4,332	3,649	683
Total	$129,221	$133,729	$(4,508)

Management services revenue decreased $4,508 primarily due to (i) declines in the market capitalization of DHC and OPI resulting in decreases to base business management fees of $5,656 and $4,648, respectively, (ii) decreases in property management fees earned from OPI of $1,859, as compared to GOV’s and SIR’s combined property management fees in the 2019 period, due to OPI’s capital recycling activities, and (iii) declines in management fees earned from the Managed Operators of $1,763, primarily driven by Sonesta due to temporary hotel closures and overall material hotel occupancy declines as a result of the COVID‐19 pandemic. These decreases were partially offset by (i) growth in base business management fees of $2,596 and property management fees of $1,342 earned from ILPT, primarily reflecting acquisition activity, and (ii) growth in base business management fees of $1,996 and property management fees of $2,903 earned from SVC, primarily from its acquisition of a net leased property portfolio in September 2019.
Incentive business management fees. Incentive business management fees are contingent performance based fees which are recognized in our first fiscal quarter when amounts, if any, for the applicable measurement periods become known and the incentive business management fees are earned. Incentive business management fees for the nine months ended June 30, 2019 include fees earned from DHC, SIR and SVC of $40,642, $25,817, and $53,635, respectively, for the calendar year 2018. We did not earn any incentive business management fees for calendar year 2019.
Advisory services revenue. Advisory services revenue decreased by $93 primarily due to decreases in the average net asset value of RMRM’s portfolio.
Reimbursable compensation and benefits. Reimbursable compensation and benefits for the nine months ended June 30, 2020 and 2019 include non-cash share based compensation granted to some of our employees by our Client Companies totaling $1,394 and $2,954, respectively. Reimbursable compensation and benefits decreased $791 primarily due to decreases in share based compensation granted to our employees by our Client Companies as a result of decreases in their respective share prices, largely offset by annual increases in employee compensation and benefits for which we receive reimbursement.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits expense increased $4,365 primarily due to annual employee merit increases on October 1, 2019 and higher levels of accrued bonus as compared to the same point in the prior fiscal year.
Equity based compensation. Equity based compensation decreased $1,166 primarily due to declines in the Managed Equity REITs’ share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs decreased $1,434 primarily due to decreases in travel, temporary staffing costs and professional fees.
Transaction and acquisition related costs. Transaction and acquisition related costs increased $1,323 primarily due to costs incurred in connection with RMRM’s plan to convert from a registered investment company to a commercial mortgage REIT. We have committed to pay all costs related to this transaction.
Interest and other income. Interest and other income decreased $2,300 primarily due to lower interest rates earned during the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019.
Impairment loss on Tremont Mortgage Trust investment. Impairment loss recorded for the prior year period relates to our investment in TRMT, whose estimated fair value had fallen below the carrying value, which we had determined was other than temporary.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our equity interest in TRMT.
Unrealized gain (loss) on equity method investment accounted for under the fair value option. Unrealized gain (loss) on equity method investment accounted for under the fair value option represents the gain or loss on our investment in TA common shares. The gain for the 2020 period is a result of recent increases in TA’s share price, as compared to TA share price declines in the 2019 period since our acquisition of the common shares in October 2018. For further information, see Note 4,

Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The decrease in income tax expense of $15,391 is primarily attributable to declines in taxable income for the nine months ended June 30, 2020, as compared to the same period in the prior year, primarily due to incentive business management fees earned in the 2019 period.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Total assets were $704,723 as of June 30, 2020, an increase of $43,891 from September 30, 2019. The increase in total assets was primarily due to recording an initial operating lease right of use asset totaling $39,746 in connection with our adoption of ASU No. 2016-02 on October 1, 2019. For further information regarding the adoption of ASU No. 2016-02, please see Note 2, Recent Accounting Pronouncements, and Note 10, Leases, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2020 and September 30, 2019, we had cash and cash equivalents of $393,655 and $358,448, respectively, of which $28,505 and $26,883, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. As of June 30, 2020 and September 30, 2019, $344,063 and $357,526, respectively, of our cash and cash equivalents were invested in money market funds. The increase in cash and cash equivalents principally reflects cash generated from operations during the nine months ended June 30, 2020.
Total liabilities were $164,269 as of June 30, 2020, an increase of $32,472 from September 30, 2019. The increase in total liabilities was primarily due to recording initial operating lease liabilities totaling $39,746 in connection with our adoption of ASU No. 2016-02 on October 1, 2019. For further information regarding the adoption of ASU No. 2016-02, please see Note 2, Recent Accounting Pronouncements, and Note 10, Leases, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities. As highlighted earlier in our discussion regarding the COVID-19 pandemic, the resulting market disruptions is having adverse impacts on our business management fees, property management fees and construction management fees generated by our Client Companies, and could result in reductions in our cash balances. The market turmoil created by COVID-19 may have lasting effects on our business and the businesses of our Client Companies; however, we cannot predict the extent and duration of the pandemic or the severity and duration of its economic impact on us and our Client Companies.
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
We had previously committed to contribute $100,000 to the Open End Fund. However, on July 28, 2020, the Open End Fund was dissolved and our $100,000 commitment was terminated as a result.
During the nine months ended June 30, 2020, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $32,089. On July 16, 2020, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of July 27, 2020 in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,200. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,395, of which $4,895 will be distributed to us based on our aggregate ownership of 16,315,445 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $10,700 and we expect to pay this dividend on or about August 20, 2020. See Note 8, Shareholders’ Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
For the nine months ended June 30, 2020, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $23,062, of which $12,127 was distributed to us and $10,935 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $12,127 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $10,935 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement described in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Our changes in cash flows for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 were as follows: (i) net cash from operating activities decreased $115,063 from $193,853 in the 2019 period to $78,790 in the 2020 period; (ii) net cash used in investing activities decreased $13,927 from $14,331 in the 2019 period to $404 in the 2020 period; and (iii) net cash used in financing activities decreased $15,993 from $59,172 in the 2019 period to $43,179 in the 2020 period.
The decrease in cash from operating activities for the nine months ended June 30, 2020, compared to the same period in 2019 primarily reflects the net effect of declines in net income. The decrease in cash used in investing activities for the nine months ended June 30, 2020 compared to the same period in 2019 was primarily due to our purchase of 298,538 TA common shares (as adjusted to reflect the one-for-five reverse stock split that TA affected on August 1, 2019) and Tremont Advisors’ purchase of 1,000,000 TRMT common shares in the 2019 period. The decrease in cash used in financing activities for the nine months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower tax distributions based on current estimates for taxable income in this fiscal year, offset by an increase to our quarterly dividend rate of $0.03 per Class A Common Share and Class B-1 Common Share in the period ended June 30, 2020 as compared to the same period in 2019.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement, or Tax Receivable Agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our 2019 Annual Report. As of June 30, 2020, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $32,061, of which we expect to pay $2,111 to ABP Trust during the fourth quarter of fiscal year 2020.
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted a significant part of our businesses in foreign currencies. As a result, we are not now subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our Client Companies’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. Please see Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q for the risks to us and our Client Companies related to the COVID-19 pandemic.

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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, as well as our Client Companies. Our Managing Directors have historical and continuing relationships with our Client Companies and several of our Client Companies have material historical and ongoing relationships with other Client Companies. For example: Adam D. Portnoy is the sole trustee and owns all of the voting securities and a majority of the economic interests of our controlling shareholder, ABP Trust; ABP Trust also holds membership units of our subsidiary, RMR LLC and 100% of Centre Street; we are a party to a tax receivable agreement with ABP Trust; Adam D. Portnoy, Jennifer B. Clark, our other Managing Director, and Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC; Adam D. Portnoy serves as the chair of the board of trustees of each of the Managed Equity REITs, as a managing trustee of each Managed REIT and RMRM and as the chair of the board of directors and a managing director of each of Five Star and TA; Jennifer B. Clark serves as a managing trustee of DHC and RMRM and as a managing director of FVE; certain of our other officers serve as managing trustees, managing directors or directors of our Client Companies; all of the executive officers of the Managed Equity REITs, and many of the executive officers of the Managed Operators are our officers and employees, TRMT’s officers are officers or employees of Tremont Advisors or RMR LLC, and RMRM’s officers are officers or employees of RMR Advisors or RMR LLC; Adam D. Portnoy is a director of Sonesta (and its parent) and is a controlling shareholder of Sonesta and Jennifer B. Clark is a director of Sonesta (and its parent); until July 1, 2019, the Managed Equity REITs (other than ILPT) owned a majority of our outstanding Class A Common Shares; as of June 30, 2020, Adam D. Portnoy, directly and indirectly, owned approximately 6.4% of Five Star’s outstanding common shares (including through ABP Trust), 4.0% of TA’s outstanding common shares (including through RMR LLC), and 19.5% of TRMT’s outstanding common shares (including through Tremont Advisors); and a subsidiary of ABP Trust is the general partner of the Open End Fund and ABP Trust is a limited partner of the Open End Fund.
For further information about these and other such relationships and related person transactions, please see Note 3, Revenue Recognition and Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our 2019 Annual Report, our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and our other filings with the SEC. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in our 2019 Annual Report, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons filed as exhibits to our filings with the SEC are available at the SEC's website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
Our liquidity will be temporarily impacted by rent deferrals our Client Companies have granted to their tenants because our property management fee revenues are based on gross rents collected and we will not begin to earn fees related to these deferred amounts until September 2020 and then assuming the tenants begin to then pay the deferred amounts to the Client Companies. However, these tenants may be unable to repay those amounts when due. Further, these and other tenants of our Client Companies may be unable to pay other rent amounts and they may default on those payments or our Client Companies may grant them relief, any of which may reduce or delay the fees we earn and negatively impact our liquidity;

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
The viral disease outbreak known as COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. COVID-19 has had a devastating impact on the global economy, including the U.S. economy, and most market observers believe the global economy and the U.S. economy are in a recession.
These conditions have materially and adversely impacted our and some of our Client Companies’ businesses, results of operations and liquidity. We have experienced declines in the fees we earn from our Client Companies, and we expect these declines will increase in the near term, may become material declines and may continue for an extended period.
The majority of the fees we earn are from the management services we provide to the Managed Equity REITs. Under our business management agreements with the Managed Equity REITs, our fees are based on a percentage of the lower of the Managed Equity REITs’ historical cost of real estate assets and their market capitalizations. We also earn incentive fees under those agreements if the Managed Equity REITs’ total shareholder returns for the measurement periods are positive and exceed applicable benchmarks. The Managed Equity REITs have experienced declines in their market capitalizations and negative total shareholder returns since the concerns regarding the COVID-19 pandemic intensified in the United States. As a result, we have realized a reduction in our business management fees and, as of June 30, 2020, we would not have earned any incentive fees for 2020 if the relevant measurement period had ended as of that date. If the current economic conditions continue for an extended period, or worsen, our fees earned from our Managed Equity REITs are expected to continue to decline as compared to prior periods and we expect those declines may be material.
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
We earn management fees under our management agreements with the Managed Operators based on a percentage of revenues earned by them or generated at the properties they manage, as applicable. A material decline in those revenues resulting from the impact of the COVID-19 pandemic and its aftermath will reduce the fees we earn from our Managed Operators. In addition, we earn advisory services fees from TRMT and RMRM based on income and equity returns and managed assets, respectively. TRMT has announced that it has received some requests for interest payment relief from some of its borrowers, that it has granted some relief and that it may grant additional relief in the future. Further, RMRM’s managed assets have decreased significantly since the COVID-19 pandemic concerns intensified in the United States as a result of declines in market prices of securities of REITs and other real estate companies.
Adverse conditions in the commercial real estate industry and declining real estate values resulting from the impact of the COVID-19 pandemic and its aftermath could harm our business and financial condition by limiting our and our Client Companies’ access to debt and equity capital and our and their ability to grow our and their businesses. Adverse conditions may also give rise to an increase in tenant defaults under our Client Companies’ leases, defaults of TRMT’s loans and other investments, and decreased market capitalizations for the Managed Equity REITs. An economic slowdown, recession or declining real estate values resulting from the impact of the COVID-19 pandemic will materially and adversely affect us and our Client Companies.
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

Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates is uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
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
We and our Client Companies have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:

•	some of our Client Companies have reduced their quarterly distribution rates payable to their shareholders;

•	some of our Client Companies have deferred capital spending to conserve cash and liquidity;

•	some of our Client Companies have raised additional debt and equity capital;

•	some of our Client Companies have obtained a waiver from the lenders under their credit facilities;

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2020:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
June 2020	2,034	$29.47	N/A	N/A
Total	2,034	$29.47	N/A	N/A

(1)
These Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our Class A Common Shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant. (1)
3.2	Articles of Amendment, filed July 30, 2015. (1)
3.3	Articles of Amendment, filed September 11, 2015. (1)
3.4	Articles of Amendment, filed March 9, 2016. (2)
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017. (3)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock. (4)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust. (1)
10.1	Form of Indemnification Agreement. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Purchase Agreement, dated June 28, 2020, by and between TravelCenters of America Inc. and The RMR Group LLC. (Filed herewith.)
99.2	Letter, dated June 29, 2020, between Tremont Mortgage Trust and Tremont Realty Advisors LLC regarding the Management Agreement. (Filed herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on September 15, 2017.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: August 7, 2020