Form 10-K
period 2020-09-30
RMR GROUP INC.
filed 2020-11-20
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting shares of Class A common stock, $0.001 par value, of the registrant held by non-affiliates was approximately $406.2 million based on the $26.97 closing price per common share on The Nasdaq Stock Market LLC, on March 31, 2020. For purposes of this calculation, an aggregate of 252,444 common shares of Class A common Stock, held directly by, or by affiliates of, the directors and executive officers of the registrant have been included in the number of common shares held by affiliates.
As of November 19, 2020, there were 15,395,641 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2021 annual meeting of shareholders are incorporated by reference in Part III of this Form 10- K.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Our forward-looking statements reflect our current views, intents and expectations with respect to, among other things, our operations and financial performance. Our forward-looking statements can be identified by the use of words such as “outlook,” “believe,” “expect,” “potential,” “will,” “may,” “estimate,” “anticipate” and derivatives or negatives of such words or similar words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be factors that could cause actual outcomes or results to differ materially from those stated or implied in these statements. We believe these factors include, but are not limited to the following:
•the duration and severity of the negative economic impact of COVID-19 and the resulting disruptions on us and our Client Companies (collectively, the Managed Equity REITs, as defined below, the Managed Operators, as defined below, RMR Mortgage Trust, Tremont Mortgage Trust, ABP Trust, the clients of the Tremont business, Affiliates Insurance Company and RMR Office Property Fund LP);
•substantially all of our revenues are derived from services to a limited number of Client Companies;
•our revenues are highly variable;
•changing market conditions that may adversely impact our Client Companies and our business with them;
•potential terminations of our management agreements with our Client Companies;
•our ability to expand our business depends upon the growth and performance of our Client Companies and our ability to obtain or create new clients for our business and is often dependent upon circumstances beyond our control;
•the ability of our Client Companies to operate their businesses profitably and to grow and increase their market capitalizations and total shareholder returns;
•litigation risks;
•risks related to acquisitions, dispositions and other activities by or among our Client Companies;
•risks related to potential impairment of our equity investments;
•allegations, even if untrue, of any conflicts of interest arising from our management activities;
•our ability to retain the services of our managing directors and other key personnel;
•risks associated with and costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies; and
•other risks described under “risk factors” beginning on page 15.
For example:
•We have a limited number of Client Companies. We have or had long term contracts with our Managed Equity REITs (collectively, Diversified Healthcare Trust, a Maryland real estate investment trust, including its subsidiaries, or DHC; Industrial Logistics Properties Trust, a Maryland real estate investment trust, including its subsidiaries, or ILPT; Office Properties Income Trust, a Maryland real estate investment trust, including its subsidiaries, or OPI; Select Income REIT, or SIR (until it ceased to exist on December 31, 2018); and Service Properties Trust, a Maryland real estate investment trust, including its subsidiaries, or SVC); however, the other contracts under which we earn our revenues are for shorter terms, and the long term contracts with our Managed Equity REITs may be terminated in certain circumstances. The termination or loss of any of our management contracts may have a material adverse impact upon our revenues, profits, cash flows and business reputation;
•Our base business management fees earned from our Managed Equity REITs are calculated monthly based upon the lower of each real estate investment trust’s, or REIT’s, cost of its applicable assets and such REIT’s market capitalization. Our business management fees earned from our Managed Operators (collectively, Five Star Senior Living Inc., a Maryland corporation, including its subsidiaries, or Five Star; Sonesta International Hotels Corporation, a Maryland corporation, including its subsidiaries, or Sonesta; and TravelCenters of America Inc., a
i

Maryland corporation, including its subsidiaries, or TA) are calculated based upon certain revenues from each operator’s business. Accordingly, our future revenues, income and cash flows will decline if the business activities, assets or market capitalizations of our Client Companies decline;
•The fact that we earned significant incentive business management fees from certain Managed Equity REITs in previous years may imply that we will earn incentive business management fees in future years. The incentive business management fees which we may earn from our Managed Equity REITs are based upon total returns realized by the REITs’ shareholders compared to the total shareholders return of certain identified indices. We have only limited control over the total returns realized by shareholders of our Managed Equity REITs and effectively no control over indexed total returns. There can be no assurance that we will earn any incentive business management fees in the future;
•We currently intend to pay a regular quarterly dividend of $0.38 per Class A common share and Class B-1 common share. Our dividends are declared and paid at the discretion of our board of directors. Our board may consider many factors when deciding whether to declare and pay dividends, including our current and projected cash flows and alternative uses for any available cash. Our board may decide to lower or even eliminate our dividends. There can be no assurance that we will continue to pay any regular dividends or with regard to the amount of dividends we may pay;
•Our liquidity will be temporarily impacted by rent deferrals our Client Companies have granted to their tenants because our property management fee revenues are based on gross rents collected and we will not begin to earn fees related to these deferred amounts until the tenants begin to pay the deferred amounts to the Client Companies, certain of which commenced in September 2020. However, these tenants may be unable to repay those amounts when due. Further, these and other tenants of our Client Companies may be unable to pay other rent amounts and they may default on those payments or our Client Companies may grant them relief, any of which may reduce or delay the fees we earn and negatively impact our liquidity;
•We balance our pursuit of growth of our and our Client Companies’ businesses by executing, on behalf of our Client Companies, prudent capital recycling or business arrangement restructurings in an attempt to help our Client Companies prudently manage leverage and to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified. However, these efforts may not be successful and, even if they are successful, they may not be sufficient to prevent our Client Companies from experiencing increases in leverage, to adequately reposition our Client Companies’ portfolios and businesses, or to enable our Client Companies to execute successfully on desirable opportunities;
•We have undertaken new initiatives and are considering other initiatives to grow our business and any actions we may take to grow our business may not be successful or we may elect to abandon pursuing some or all of those initiatives in order to pursue other initiatives or for other reasons. In addition, any investments or repositioning of the properties we or our Client Companies may make or pursue may not increase the value of the applicable properties, offset the decline in value those properties may otherwise experience, or increase the market capitalization or total shareholder returns of our Client Companies; and
•The market turmoil created by COVID-19 may have lasting effects on our business and the businesses of our Client Companies. Our business is dependent on revenue generated from sectors that have been and may continue to be adversely impacted by COVID-19 to a greater degree than other sectors. Further, our revenues from other sectors may become increasingly adversely impacted by COVID-19. Accordingly, there can be no assurances that we will be able to successfully manage through the COVID-19 pandemic, resulting market disruptions and their aftermath, or that we will be able to take advantage of any resulting opportunities.
There are or will be additional important factors that could cause business outcomes or financial results to differ materially from those stated or implied in our forward-looking statements. For example, the market turmoil created by the COVID-19 pandemic and its aftermath, including the current market conditions, may further lower the market value of our Managed Equity REITs or cause their rent receipts or construction activities to decline or cause the revenues of our Managed Operators to significantly decline and, as a result, our revenues and cash flows may continue to be adversely impacted.
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

THE RMR GROUP INC.
2020 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company
The RMR Group Inc., or RMR Inc., is a holding company incorporated as a Maryland corporation and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC. RMR LLC is a Maryland limited liability company. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. In this Annual Report on Form 10-K, unless otherwise indicated, “we”, “us” and “our” refers to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC.
As of September 30, 2020, RMR Inc. owned 15,395,641 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent approximately 52.2% of the economic interest of RMR LLC. ABP Trust owns 15,000,000 redeemable Class A Units, representing approximately 47.8% of the economic interest of RMR LLC. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns a majority of ABP Trust’s voting securities.
Since its founding in 1986, RMR LLC has substantially grown assets under management and the number of real estate businesses it manages. As of September 30, 2020, we had $32.3 billion of gross assets under management and managed eleven client companies.
Our business primarily consists of providing management services to four real estate investment trusts, or REITs, whose securities are listed on The Nasdaq Stock Market LLC, or Nasdaq, (Diversified Healthcare Trust, a Maryland REIT, including its subsidiaries, or DHC; Industrial Logistics Properties Trust, a Maryland REIT, including its subsidiaries, or ILPT; Office Properties Income Trust, a Maryland REIT, including its subsidiaries, or OPI; and Service Properties Trust, a Maryland REIT, including its subsidiaries, or SVC), and three real estate operating companies, or our Managed Operators (Five Star Senior Living Inc., a Maryland corporation, or Five Star; Sonesta International Hotels Corporation, a Maryland corporation, or Sonesta; and TravelCenters of America Inc., a Maryland corporation, or TA).
Until December 31, 2018, RMR LLC provided management services to Select Income REIT, or SIR. On December 31, 2018, SIR merged with and into a subsidiary of OPI (then named Government Properties Income Trust, or GOV), or the GOV/SIR Merger, which then merged with and into OPI, with OPI as the surviving entity. The combined company continues to be managed by RMR LLC pursuant to OPI’s business and property management agreements with RMR LLC. DHC, ILPT, OPI and SVC and, until December 31, 2018, SIR, are collectively referred to as the Managed Equity REITs.
As manager of the Managed Equity REITs, we are responsible for implementing investment strategies and managing day to day operations, subject to supervision and oversight by each Managed Equity REIT’s board of trustees. The Managed Equity REITs have no employees, and we provide the personnel and services necessary for each Managed Equity REIT to conduct its business. The Managed Equity REITs invest in diverse income producing properties across multiple real estate asset classes as follows:
•DHC (Nasdaq: DHC) owns medical office and life science properties, senior living communities and wellness centers. As of September 30, 2020, DHC owned 407 properties located in 37 states and the District of Columbia.
•ILPT (Nasdaq: ILPT) owns and leases industrial and logistics properties. As of September 30, 2020, ILPT owned 301 properties, including 226 buildings, leasable land parcels and easements in Oahu, Hawaii and 75 buildings located in 30 other states.
•OPI (Nasdaq: OPI) owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government. As of September 30, 2020, OPI owned 184 properties located in 34 states and the District of Columbia.
•SVC (Nasdaq: SVC) owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. As of September 30, 2020, SVC owned 1,133 properties (329 hotels and 804 net lease properties) located in 47 states, Puerto Rico, Canada and the District of Columbia.
We also provide management services to the Managed Operators that have diverse businesses as follows:

•Five Star (Nasdaq: FVE) operates senior living communities, many of which are owned by DHC. As of September 30, 2020, Five Star operated 263 senior living communities located in 31 states, including 239 communities that it managed and 24 communities that it owned or leased.
•Sonesta is a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of whose U.S. hotels are owned by SVC. As of September 30, 2020, Sonesta’s business included 83 properties in seven countries.
•TA (Nasdaq: TA) operates and franchises travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities and standalone restaurants. As of September 30, 2020, TA operated or franchised 314 properties of which TA owned 56 (51 travel centers, four standalone restaurants and one standalone truck service facility) located in 44 states in the United States and the province of Ontario, Canada.
RMR Advisors LLC, or RMR Advisors, a wholly owned subsidiary of RMR LLC, is an investment advisor registered with the Securities and Exchange Commission, or SEC, which provides advisory services to RMR Mortgage Trust (Nasdaq: RMRM), or RMRM. RMRM is currently a closed-end investment company. On April 16, 2020, shareholders of RMRM approved its conversion from a registered investment company to a commercial mortgage REIT and amended RMRM’s fundamental investment policies and restrictions to permit RMRM to pursue its new business. RMRM is focused on realigning its portfolio so that it is no longer an “investment company” under the Investment Company Act of 1940, or the 1940 Act, and has applied to the SEC to deregister as an investment company under the 1940 Act.
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
RMR LLC also provides management services to certain other related private companies, including ABP Trust, and provided management services to Affiliates Insurance Company, or AIC, an Indiana insurance company, until its dissolution on February 13, 2020 and RMR Office Property Fund LP, or the Open End Fund, until its dissolution on July 28, 2020. We refer to the Managed Equity REITs, the Managed Operators, RMRM, TRMT, ABP Trust, the clients of the Tremont business, AIC and the Open End Fund as our Client Companies. We refer to the Managed Equity REITs and TRMT collectively as the Managed REITs.
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
In varying degrees, states and municipalities across the United States have generally allowed businesses to re-open and have generally eased restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time. Recently, some states and municipalities have re-imposed certain restrictions in response to increases in COVID-19 infections. Economic data have indicated that the U.S. economy has improved since the lowest periods experienced in March and April 2020, although the U.S. gross domestic product remains below pre-pandemic levels. It is unclear whether the increases in the number of COVID-19 infections will continue or amplify and, if so, what the impact of that would be on human health and safety, the economy, our Client Companies and our business.
We are continuing to closely monitor the impact of the COVID-19 pandemic and resulting market disruptions on all aspects of our business and our Client Companies’ businesses including:
•the adverse impact of volatility in our Managed Equity REITs’ share prices and the adverse impacts to our business management fee revenues, as the majority of our Managed Equity REITs are currently paying business management fees on a total market capitalization basis;

•tenants of our Client Companies’ ability to withstand the current economic conditions and continue as going concerns, including possible adverse impacts to our future property management fee revenues due to declines in our Client Companies’ tenant rental receipts;
•our Client Companies’ operations, liquidity and capital needs and resources, including reductions in our construction management fees as a result of the Managed Equity REITs reducing or delaying their capital spending in order to conserve capital;
•our Client Companies’ ability to comply with financial covenants under their debt agreements;
•our Client Companies’ ability to access debt and equity capital; and
•possible government relief funding sources and other programs that may be available to us and our Client Companies.
As a result of the COVID-19 pandemic and resulting market disruptions, some of our Client Companies’ tenants have requested rent assistance. As of November 13, 2020, our Client Companies have granted temporary rent assistance totaling $22,082 to 276 tenants. This assistance generally entails a deferral of rent, in most cases one month of rent, after which the deferred rent amounts began to be payable generally over a 12-month period, certain of which commenced in September 2020. Our revenues will be temporarily impacted by these rent deferrals as we earn our property management fee revenue based on gross rents collected. As such, our property management fees related to these deferred amounts will be earned beginning in September 2020, assuming our Client Companies’ tenants pay these deferred amounts.
While our Client Companies continue to face many challenges related to the COVID-19 pandemic, we believe that our current financial resources enable us to withstand the COVID-19 pandemic. As of September 30, 2020, we had $369,663 in cash and cash equivalents, no debt and for the fiscal year ended September 30, 2020, we generated cash from operations of $77,497.
Further, we believe that because of the diversity of properties which our Client Companies own and operate there should be select opportunities for growth in select property types and locations as this pandemic ebbs. We, on behalf of our Client Companies and ourselves, attempt to take advantage of opportunities in the real estate market when they arise. For example: (i) on January 17, 2018, SIR launched an equity REIT, ILPT, that it formed to focus on the ownership and leasing of industrial and logistics properties throughout the U.S.; (ii) on December 31, 2018, GOV and SIR merged to form OPI, a REIT with a broader investment strategy than its predecessor companies and ultimately a stronger combined entity positioned for future growth; (iii) on September 20, 2019, SVC acquired a net leased portfolio of 767 service oriented retail properties, providing SVC with a greater diversity in tenant base, property type and geography; and (iv) on March 31, 2020, ILPT completed a $680 million joint venture with an Asian institutional investor, which was expanded to include a large, top tier global sovereign wealth fund, as a second partner to this joint venture on November 18, 2020. In addition, we balance our pursuit of growth of our and our Client Companies’ businesses by executing, on behalf of our Client Companies, prudent capital recycling or business arrangement restructurings in an attempt to help our Client Companies prudently manage leverage and to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
In response to the ongoing COVID-19 pandemic, we have implemented enhanced cleaning protocols and social distancing guidelines at our corporate headquarters and regional offices, as well as business continuity plans to ensure our employees remain safe and able to support our Client Company managed assets. We have taken measures to reduce the possibility of persons gathering in groups and in close proximity to each other, for the purpose of mitigating the potential for spreading of COVID-19 infections.
All of our property management and engineering personnel have been trained on COVID-19 precaution procedures. As stay at home orders have been lifted or loosened across the United States, we have implemented additional procedures at our managed properties based on recommended guidelines from the Center for Disease Control and Prevention and other regulatory agencies. For example:
•installing signage throughout our managed properties with social distancing reminders;
•changes to certain building HVAC systems and equipment, including adjusting outdoor air control programs to increase the amount of outside air delivered to interior spaces and to adjust control sequences to maintain space relative humidity in order to help minimize the concentration of the virus;
•flushing domestic water systems to prepare for re-occupancy;
•performing service calls and preventative maintenance after business hours to limit social interactions;

•requiring vendors to follow best practices under COVID-19 pandemic conditions, including providing us with documented preventative measures for their employees and requiring staff to wear appropriate personal protective equipment when working at our managed properties; and
•altering cleaning schedules to perform vacuuming at times intended to reduce the potential airborne spread of the virus.
Finally, as many of our managed office and industrial assets are experiencing lower tenant utilization, we have worked to reduce and optimize operating costs by:
•deferring non-emergency work;
•implementing energy reduction protocols for lighting and HVAC systems;
•reducing non-essential building services and staff; and
•reducing the frequency of trash removal.
Economic Outlook
There are extensive uncertainties surrounding the COVID-19 pandemic. These uncertainties include among others:
•the duration and severity of the negative economic impact, especially on the hospitality, senior living and service retail sectors;
•the strength and sustainability of any economic recovery;
•the timing and process for how federal, state and local governments and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and
•the responses of governments, businesses and the general public to any increased levels or rates of COVID-19 infections.
As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our Client Companies and our financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A “Risk Factors”.
Our Business Strategy
Our business strategy is to provide an expanded range of management services to our existing Client Companies, as well as to diversify the number of clients to which we provide services and the sources of capital upon which those clients may rely for growth.
We believe that we have several strengths that distinguish our business from other alternative asset managers:
•Revenue Base. Our revenues are primarily from fees earned under long term agreements with strong credit quality companies, many of which are permanent capital vehicles. Our agreements with the Managed Equity REITs are 20 year term evergreen contracts with significant termination fees payable in certain circumstances. For the fiscal year ended September 30, 2020, revenues earned from the Managed Equity REITs represented 81.5% of our total management and advisory services revenue.
•Cash Flow and Dividend. Our net income and Adjusted EBITDA for the fiscal year ended September 30, 2020 were $66.3 million and $90.7 million, respectively, and we have no debt outstanding. Our dividend of $0.38 per share per quarter ($1.52 per share per year) has been well covered by our cash flows. Adjusted EBITDA is a non U.S. generally accepted accounting principles, or GAAP, financial measure. For a definition of Adjusted EBITDA and a reconciliation of net income to Adjusted EBITDA, see footnote (3) to “Selected Financial Data” on page 32.
•Broad Real Estate Experience. We provide management services to a wide range of real estate assets and businesses that include healthcare facilities, senior living and other apartments, hotels, office buildings, industrial buildings, leased lands, net-lease service and necessity-based retail, including travel centers, and various specialized properties such as properties leased to government tenants and properties specially designed for medical and biotech research. The properties and businesses we managed as of September 30, 2020, are located throughout the United States in 47 states and Washington D.C., and in Puerto Rico and Canada.
•Growth. Since the founding of RMR LLC in 1986, we have substantially grown our real estate assets under management and the number and variety of real estate businesses we manage. As of September 30, 2020, we had $32.3 billion of gross assets under management, including more than 2,100 properties. The synergies among our clients may also facilitate their and our growth. We assist our clients in realizing investment opportunities by working together to make acquisitions, obtain financing, identifying possible joint venture partners, completing redevelopment activities, facilitating capital recycling from strategic property dispositions and assisting in portfolio repositioning and other business arrangements and strategic restructurings.
In addition, we expect to use cash on hand, future operating cash flows and may use our equity or incur debt to fund our growth and diversify our operations through possible acquisition opportunities or seeding new clients.
•Quality and Depth of Management. Our highly qualified and experienced management team provides a broad base of deep expertise to our clients. Our senior management has worked together through several business cycles in which they acquired, financed, managed and disposed of real estate assets and started real estate businesses. As of September 30, 2020, we employed approximately 600 real estate professionals in more than 30 offices throughout the United States, and the companies we manage collectively had approximately $12 billion of annual revenues and approximately 42,500 employees. We have also assisted our clients to grow by successfully accessing the capital markets; since our founding in 1986, our clients have successfully completed over $40.0 billion of financing in over 170 capital raising transactions.
•Alignment of Interests. We believe our structure fosters strong alignment of interests between our principal executive officer and our shareholders because our principal executive officer, Adam D. Portnoy, has a 51.5% economic interest in RMR LLC. Alignment of interests also exists between us and our Managed Equity REITs due to the manner upon which we earn base management fees and incentive management fees under our Management Agreements with the Managed Equity REITs, as described in more detail below.
We can provide no assurance that we will be able to implement our business strategy or achieve our desired growth. Our business and the businesses of our Client Companies are subject to a number of risks and uncertainties. See “Risk Factors” beginning on page 15.
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
Subject to the overall management, direction and oversight of the Board of Trustees of each Managed Equity REIT, RMR LLC has the responsibility to:
•provide research and economic and statistical data in connection with the Managed Equity REIT’s real estate investments and recommend changes in the Managed Equity REIT’s real estate investment policies when appropriate;
•investigate, evaluate and negotiate contracts for the investment in, or the acquisition or disposition of, real estate and related interests, financing and refinancing opportunities and make recommendations concerning specific real estate investments to the Board of Trustees of the Managed Equity REIT;
•investigate, evaluate, prosecute and negotiate any of the Managed Equity REIT’s claims in connection with its real estate investments or otherwise in connection with the conduct of the Managed Equity REIT’s business;

•administer bookkeeping and accounting functions as required for the Managed Equity REIT’s business and operation, contract for audits and prepare or cause to be prepared reports and filings required by a governmental authority in connection with the conduct of the Managed Equity REIT’s business, and otherwise advise and assist the Managed Equity REIT with its compliance with applicable legal and regulatory requirements;
•advise and assist in the preparation of all equity and debt offering documents and all registration statements, prospectuses or other documents filed by the Managed Equity REIT with the SEC or any state;
•retain counsel, consultants and other third party professionals on behalf of the Managed Equity REIT;
•provide internal audit services;
•advise and assist with the Managed Equity REIT’s risk management and business oversight function;
•advise and assist the Managed Equity REIT with respect to the Managed Equity REIT’s public relations, preparation of marketing materials, internet website and investor relations services;
•provide communication facilities for the Managed Equity REIT and its officers and trustees and provide meeting space as required;
•provide office space, equipment and experienced and qualified personnel necessary for the performance of the foregoing services; and
•to the extent not covered above, advise and assist the Managed Equity REIT in the review and negotiation of the Managed Equity REIT’s contracts and agreements, coordination and supervision of all third party legal services and oversight for processing of claims by or against the Managed Equity REIT.
Property Management Agreement Services
Under each property management agreement, RMR LLC is required to act as managing agent for each Managed Equity REIT’s properties and devote such time, attention and effort as may be appropriate to operate and manage the Managed Equity REIT’s properties in a diligent, orderly and efficient manner. Subject to the overall management and supervision of the Board of Trustees of each Managed Equity REIT, RMR LLC has the responsibility to:
•seek tenants for the Managed Equity REIT’s properties and negotiate leases;
•collect rents and other income from the Managed Equity REIT’s properties;
•make contracts for, and supervise repairs and/or alterations on, the Managed Equity REIT’s properties;
•for the Managed Equity REIT’s account and at its expense, hire, supervise and discharge employees as required for the efficient operation and maintenance of the Managed Equity REIT’s properties;
•obtain appropriate insurance for the Managed Equity REIT’s properties and notify the Managed Equity REIT’s insurance carriers with respect to casualties or injuries at the properties;
•procure supplies and other necessary materials;
•pay from rental receipts, other income derived from the Managed Equity REIT’s properties or other monies made available by the Managed Equity REIT for such purpose, all costs incurred in the operation of the Managed Equity REIT’s properties that are expenses of the Managed Equity REIT;
•establish reasonable rules and regulations for tenants of the Managed Equity REIT’s properties;
•institute or defend, on the Managed Equity REIT’s behalf and in the Managed Equity REIT’s name, any and all legal actions or proceedings relating to the operation of the Managed Equity REIT’s properties;
•maintain the books and records of the Managed Equity REIT reflecting the management and operation of the Managed Equity REIT’s properties and prepare and deliver statements of expenses for tenants of the REIT’s properties;
•aid, assist and cooperate with the Managed Equity REIT in matters relating to taxes and assessments and insurance loss adjustments;

•provide emergency services as may be required for the efficient management and operation of the Managed Equity REIT’s properties; and
•arrange for day to day operations of the Managed Equity REIT’s properties, including water, fuel, electricity, cleaning and other services.
Term and Termination
The business and property management agreements with each Managed Equity REIT automatically extend on December 31st of each year and have terms thereafter that end on the 20th anniversary of the date of each extension. A Managed Equity REIT has the right to terminate its management agreements with RMR LLC: (1) at any time upon 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) upon written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. RMR LLC has the right to terminate the management agreements for good reason, as defined in the agreements.
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
The annual base management fee generally is calculated as the lesser of:
•the sum of (a) 0.5% of the historical cost of transferred real estate assets, if any, as defined in the applicable business management agreement, plus (b) 0.7% of the average invested capital (exclusive of the transferred real estate assets), as defined in the applicable business management agreement, up to $250.0 million, plus (c) 0.5% of the average invested capital exceeding $250.0 million; and
•the sum of (a) 0.7% of the average market capitalization, as defined in the applicable business management agreement, up to $250.0 million, plus (b) 0.5% of the average market capitalization exceeding $250.0 million.
The annual incentive business management fee payable by each Managed Equity REIT, if any, is calculated as follows:
•The incentive business management fee is calculated as an amount equal to 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the measurement period, and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share realized by its common shareholders (i.e. share price appreciation plus dividends) or the “total return per share,” exceeds the total shareholder return of a specified REIT index, the “benchmark return per share,” for the relevant measurement period, with each of (a) and (b) subject to adjustments for net common shares issued by the Managed Equity REIT during the measurement period.
•The specified REIT index utilized to calculate the benchmark return per share for each of our Managed Equity REITs when calculating the incentive business management fees is as follows:
◦DHC: SNL U.S. REIT Healthcare Index

◦ILPT: On December 31, 2018, our business management agreement with ILPT was amended to provide that for periods beginning on and after January 1, 2019, the SNL U.S. Industrial REIT Index would be utilized. Prior to January 1, 2019, the SNL U.S. REIT Equity Index was utilized.
◦OPI: On December 31, 2018, our business management agreement with OPI was amended to provide that for periods beginning on and after January 1, 2019, the SNL U.S. Office REIT Index would be utilized. Prior to January 1, 2019, the SNL U.S. REIT Equity Index was utilized.
◦SVC: SNL U.S. REIT Hotel Index
•No incentive business management fee is payable by the Managed Equity REIT unless its total return per share during the measurement period is positive.
•The measurement period for an annual incentive business management fee is defined as the three year period ending on December 31 of the year for which such fee is being calculated, except for ILPT, whose annual incentive business management fee is based on a shorter period from its initial public offering on January 12, 2018 through the applicable calendar year end.
•If the Managed Equity REIT’s total return per share exceeds 12% per year in the measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the specified REIT index for such measurement period and 12% per year, or the “adjusted benchmark return per share.” In instances where the adjusted benchmark return per share applies, the incentive fee will be reduced if the Managed Equity REIT’s total return per share is between 200 basis points and 500 basis points below the specified REIT index by a low return factor, as defined in the applicable business management agreement, and there will be no incentive business management fee paid if, in these instances, the Managed Equity REIT’s total return per share is more than 500 basis points below the specified REIT index.
•The incentive management fee payable by the Managed Equity REIT is subject to a cap equal to the value of the number of its common shares which would, after issuance, represent (a) 1.5% of the number of its common shares outstanding on December 31 of the year for which such fee is being calculated multiplied by (b) the average closing price of its common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.
•Incentive fees paid by the Managed Equity REIT for any measurement period may be subject to certain “clawback” if the financial statements of the Managed Equity REIT for that measurement period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC and the amount of the incentive fee paid by the Managed Equity REIT was greater than the amount it would have paid based on the restated financial statements.
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
The terms of the business management agreements with each Managed Operator end on December 31st of each year, and automatically extend for successive one year terms, unless RMR LLC or the applicable Managed Operator gives notice of non-renewal before the expiration of the applicable term. Also, a Managed Operator may terminate its business management agreement at any time (i) for Five Star and TA, on 60 days’ notice and RMR LLC may terminate such agreements at any time on 120 days’ notice and (ii) for Sonesta, on 30 days’ notice and RMR LLC may terminate its agreement with Sonesta on 30 days’ notice. If Five Star or TA terminates or elects not to renew its agreement, other than for cause as defined in each agreement, the Managed Operator is obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.
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

Our Management Agreements with ABP Trust, AIC and the Open End Fund
RMR LLC provides business and property management services to our controlling shareholder, ABP Trust, for which it receives, depending upon the services provided, a business management fee in an annual amount equal to 0.5% of ABP Trust’s average invested capital (effective January 1, 2020) and 0.6% of ABP Trust’s revenues from all sources reportable under GAAP (prior to January 1, 2020), a property management fee in an amount equal to 3.0% of rents collected from managed properties and a construction supervision fee in an amount equal to 5.0% of the cost of any construction, renovation or repair activities at the managed properties, other than ordinary maintenance and repairs.
Until its dissolution on February 13, 2020, RMR LLC provided business management services to AIC for a fee calculated as 3.0% of the total premiums paid for insurance arranged by AIC. AIC’s property insurance program expired on June 30, 2019 and was not continued. As a result, AIC has not incurred any management fees payable to RMR LLC since that date.
Until its dissolution on July 28, 2020, RMR LLC managed the Open End Fund and received annual fund administration fees equal to 1.0% of the Open End Fund’s net asset value, property management fees equal to 3.0% of all rents collected from commercial real estate investments, and 5.0% of costs of construction or any improvement at commercial real estate investments held by the Open End Fund. In connection with the dissolution of the Open End Fund, the Transaction Agreement, dated as of July 31, 2018, between ABP Trust and RMR LLC was terminated and all of the properties that ABP Trust initially contributed to the Open End Fund were transferred back to ABP Trust.
Our Advisory Agreements
RMR Advisors is party to an investment advisory agreement with RMRM. Pursuant to this agreement, RMR Advisors provides RMRM with a continuous investment program, makes day to day investment decisions and generally manages the business affairs of RMRM in accordance with its investment objectives and policies. RMR Advisors is compensated pursuant to its agreement with RMRM at an annual rate of 0.85% of RMRM’s average daily managed assets, as defined in the agreement. Average daily managed assets includes the net asset value attributable to RMRM’s outstanding common shares, plus the liquidation preference of RMRM’s outstanding preferred shares plus the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RMRM.
RMR Advisors’ agreement with RMRM continues until September 7, 2021 and continues thereafter from year to year or for such longer term as may be approved by RMRM’s board of trustees, as permitted by the 1940 Act. So long as required by the 1940 Act, the agreement is terminable by RMRM on 60 days’ notice and automatically in the event of an assignment, as defined in the 1940 Act. As noted above, RMRM is currently in the process of deregistering as an investment company under the 1940 Act. After deregistration, it is anticipated that RMRM will terminate its existing investment advisory agreement and enter into a new management agreement with RMR Advisors or an affiliate of RMR Advisors to provide day-to-day management.
Tremont Advisors is party to management agreements with TRMT and Centre Street. Pursuant to these agreements, Tremont Advisors provides TRMT and Centre Street with a continuous investment program, makes day to day investment decisions and generally manages the business affairs of TRMT and Centre Street in accordance with TRMT’s and Centre Street’s investment objectives and policies.
Tremont Advisors is compensated pursuant to its management agreements with TRMT and Centre Street at an annual rate of 1.5% of TRMT’s and Centre Street’s equity, as defined in the applicable agreements. Tremont Advisors may also earn an incentive fee under these management agreements beginning in the fourth quarter of calendar year 2018 for TRMT, and the first full calendar year of 2021 for Centre Street, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) TRMT’s and Centre Street’s core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) TRMT’s and Centre Street’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Advisors with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless TRMT’s or Centre Street’s core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from the date of the completion of the initial public offering for TRMT or December 18, 2019 for Centre Street) in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont Advisors agreed to waive any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until December 31, 2020. In addition, no incentive fee was or will be paid or payable by TRMT to Tremont Advisors for the 2018, 2019 or 2020 calendar years.

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
The initial term of the management agreement with Centre Street ends on December 31, 2022, and the agreement will automatically renew for successive one year terms beginning January 1, 2023 and each January 1 thereafter. Centre Street and Tremont Advisors each have the right, upon 60 days’ prior written notice to the other party, to terminate the management agreement in its entirety.
Tremont Advisors, and not TRMT or Centre Street, will be responsible for the costs of Tremont Advisors’ employees who provide services to TRMT and Centre Street, including the cost of Tremont Advisors’ personnel who originate TRMT’s and Centre Street’s loans, unless any such payment or reimbursement is specifically approved by a majority of the independent trustees of TRMT or the board of directors of Centre Street, as applicable, is a shared services cost or relates to awards made under any equity compensation plan adopted by TRMT from time to time. TRMT and Centre Street are required to pay or to reimburse Tremont Advisors and its affiliates for all other costs and expenses of TRMT’s and Centre Street’s operations, including but not limited to, the costs of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to TRMT’s and Centre Street’s investments, investor relations expenses and other professional services, and other costs and expenses not specifically required under the management agreement to be borne by Tremont Advisors. Some of these overhead, professional and other services will be provided by RMR LLC pursuant to a shared services agreement between Tremont Advisors and RMR LLC. In addition, TRMT will also pay its pro rata costs of any combined directors and officers liability or other insurance programs arranged by RMR LLC for public companies managed by RMR LLC or its affiliates and TRMT’s pro rata portion of internal audit costs incurred by RMR LLC on behalf of TRMT and other public companies to which RMR LLC or its affiliates provides management services.
Our Organizational Structure
Our organizational structure has not materially changed since September 30, 2019. For a discussion of our organizational structure, see Part I, Item 1 “Business – Our Organizational Structure” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
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
RMR Advisors and Tremont Advisors is each registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act. RMR Advisors provides investment advisory and administrative services to RMRM. RMRM is currently a closed-end investment company registered under the 1940 Act, and is in the process of converting to a commercial mortgage REIT. In addition to providing investment advisory services to TRMT, Tremont Advisors also provides investment advisory services to private funds and separately managed accounts that principally make commercial real estate debt investments. The Tremont business may also act as transaction originators for its non-investment advisory clients. These activities result in certain aspects of our asset management business being supervised by the SEC and requires our compliance with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations. TRMT intends to conduct its business in a manner that does not require its registration under the 1940 Act and, to do so, may rely on any available exemption from registration, or exclusion from the definition of “investment company,” under the 1940 Act. To maintain this exemption from registration, TRMT will be required to ensure the composition of its portfolio complies with certain tests.
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
Our existing Client Companies face significant competition in their respective sectors or industries. The Managed Equity REITs compete on a national and regional basis with many third parties engaged in real estate investment activities including other publicly traded REITs, non-traded REITs, commercial and investment banking firms, private institutional funds, private equity funds and other investors. Five Star competes with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Sonesta competes with other hotel operators and franchisors. TA competes on a national and local basis with companies operating travel centers, as well as retailers operating in the convenience store and retail gas station industries and in the restaurant business. TRMT competes on a national and regional basis with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including funds or investors that we or our affiliates may sponsor, advise or manage), banks, credit unions, insurance companies and other financial institutions.

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
Human Capital Resources
We are led by an experienced management team with proven ability to manage and grow a resilient business. Moreover, significant insider ownership and the structure of the contracts with our Client Companies provide a strong alignment of interests with our Client Companies and with public shareholders. Our dedicated asset management and property management teams blend long-term strategic vision with careful execution of day-to-day operations to optimize efficiency and foster the sustainable growth of our Managed Equity REITs. Our property management organization is dedicated solely to the assets of our Client Companies.
Employees and Equal Opportunity
As of September 30, 2020, RMR LLC employed approximately 600 real estate professionals, including 46% in our corporate office and 54% across the more than 30 offices throughout the United States. The average tenure of our employees was 5.7 years. Our employees are the foundation of our success and in many ways our most critical asset. We ensure employees receive competitive salaries and benefits and we aim to attract professionals who will uphold our values of social and environmental stewardship.
We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. Throughout our organization, including our Board, we are committed to racial equality and fostering a culture of diversity and inclusion. We have made diversity and inclusion an important part of our hiring, retention and development programs. As of September 30, 2020, 34% and 27% of our approximately 600 employees were female and non-white, respectively.
Board Diversity
As of September 30, 2020, our Board of Directors composition was 33% female and 17% non-white.
Employee Engagement, Education and Training
Our employee engagement initiatives align with our goal of being an employer of choice with a thriving workforce that encourages career enrichment and positions us for growth. Our recruiting programs, on-boarding and retention programs and our development and on-going training programs currently include the following:
•Leadership Development Program: This two-year rotational program prepares newly hired MBA graduates for future leadership roles by providing an expansive view into all our Client Companies.
•LiveWell Employee Wellness Program: We launched our LiveWell program in 2016 with the goal of providing resources and incentives to enhance employees’ physical, emotional and financial wellness. LiveWell includes a range of educational presentations, wellness competitions, and a national committee of “wellness champions.”
•Managing with Impact: Since 2016, we hosted Managing with Impact workshops for managers throughout the company to expand their perspectives and increase their confidence as a new manager. Within their first year, managers complete the workshop and learn how to effectively delegate, solve problems and give meaningful performance feedback.
•Tuition Reimbursement Program: We offer tuition assistance for work-related education from accredited colleges and universities in order to deepen employees’ skillsets and support personal enrichment. Due to rising education costs and employee feedback, in 2019 we increased the benefit from $5,000 to $15,000 annually.
We also prioritize on-going education and training for all employees across our organization as follows:

•Engineering Development Program: Given the increasing challenges within the real estate industry of attracting qualified engineers throughout the country, we made it a strategic focus to develop the next generation of qualified building engineers. Over the last year, we launched a program to standardize the recruitment and development of engineering candidates to prepare them for open positions and to plan for future engineering needs. We recruited from various trade schools and job fairs to identify candidates for the two-year program. The curriculum includes specific training in electrical, HVAC, or plumbing trades and covers a range of essential engineering staff development topics.
•Industry Associations & Credentials: In order to further their professional development, many of our employees seek out credentials and association memberships, with any membership costs reimbursed by us. Examples of credentials and association memberships include: Building Owners and Managers Association Membership and Event Participation, Certified Property Manager, Certified Public Accountant and National Association of Industrial and Office Properties.
The success of our employee programs earned us the Real Estate Management Excellence Award for Employee and Leadership Development from the Institute of Real Estate Management in 2019.
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
We can remain an emerging growth company up to September 30, 2021, unless we:
•have more than $1.07 billion in annual revenues in a fiscal year;
•issue more than $1.0 billion of non-convertible debt during the preceding three year period; or
•become a “large accelerated filer” as defined in Rule 12b-2 promulgated under the Exchange Act, which would occur after: (i) we have filed at least one annual report pursuant to the Exchange Act; (ii) we have been a company reporting with the SEC for at least 12 months; and (iii) the market value of our common shares that are held by non-affiliates equals or exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter.

Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•the duration and severity of the negative economic impact of COVID-19 and the resulting disruption on us and our Client Companies;
•substantially all of our revenues are derived from services to a limited number of Client Companies;
•our management fees from our Client Companies are based, in general, on cost of assets, market capitalization, shareholder returns, rent receipts, capital projects or certain revenues, as applicable, and, accordingly our future revenues, income and cash flows will decline if the business activities, assets, market capitalizations, shareholder returns, rent receipts, capital projects or certain revenues of our Client Companies decline;
•our revenues are highly variable;
•changing market conditions, practices and trends may adversely impact our Client Companies and the fees we receive from them;
•potential terminations of our management agreements with our Client Companies;
•our ability to expand our business depends upon the growth and performance of our Client Companies and our ability to obtain or create new clients for our business and is often dependent upon circumstances beyond our control;
•our ability to continue to pay a regular quarterly dividend is dependent on many factors, including current and projected cash flows, alternative uses for available cash and our board may decide to lower our dividends;
•our ability to retain the services of our controlling shareholder and other key and talented personnel;
•our and our Client Companies’ risks associated with our and their costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies;
•risks related to the security of our information technology;
•risks related to acquisitions, dispositions and other activities by or among our Client Companies;
•allegations, even if untrue, of any conflicts of interest arising from our management activities; and
•risks related to our Class A Common Shares, including our dual class capital structure.
Prospective investors should carefully consider the risks described in this section, together with all of the other information in this Annual Report on Form 10-K. These risks may not be the only risks we face but are risks we believe may be material at this time. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in this section occur, our business, financial condition or results of operations and the trading price of our securities could decline. Investors and prospective investors should consider these risks, the information contained under the heading “Warning Concerning Forward-Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.
Risks Related to Our Business
Our business, operations, financial results and liquidity have been, and we expect will continue to be, materially adversely impacted by the COVID-19 pandemic, and it is not known what the duration of this pandemic will be or what its ultimate adverse impact on us and our business will be, but we expect it could be substantial.
The viral disease outbreak known as COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact, as well as the general uncertainty surrounding the dangers and impact of the pandemic, continue to have a devastating impact on the global economy, including the U.S. economy. The COVID-19 pandemic and related public health restrictions have had a particularly severe impact on certain industries in which our Client Companies operate, including, hospitality, travel, service retail, senior housing and rehabilitation services. The National Bureau of Economic Research announced in June 2020 that the U.S. economy is in a recession, and a World Bank report, released that same month, stated that the global economy is in the midst of the worst recession since World War II. Recently, economic data have indicated that the U.S. economy has improved since the lowest period experienced in March and April 2020. However, certain areas of the United States have experienced increased numbers of COVID-19 infections following the re-openings of their economies and easing of restrictions and, in some cases, certain states have imposed or re-imposed closings of certain business activities and other restrictions in response. There may be additional federal, state and local restrictions if cases of COVID-19 increase, particularly as the U.S. enters the traditional “cold and flu season.” Additionally, the absence of viable treatment options or a vaccine could lead people to continue to restrict their participation in the economy for a prolonged period of time. Further, even if an effective vaccine is developed, it is expected to take several months for the vaccine to be produced, distributed and administered to a sufficient number of people to enable the cessation of the pandemic. It is also unclear whether the increases in the number of COVID-19 infection outbreaks will occur in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy or our business. Even after the COVID-19 pandemic subsides, the U.S. economy may continue to experience a recession.
These conditions continue to materially and adversely impact our and some of our Client Companies’ businesses, results of operations and liquidity. We have experienced declines in the fees we earn from our Client Companies as a result of declines in their market capitalizations, rent receipts, revenues, income and asset values during the COVID-19 pandemic. These declines may continue and could increase.
Adverse conditions in the commercial real estate industry and declining real estate values resulting from the impact of the COVID-19 pandemic and its aftermath could harm our business and financial condition by limiting our and our Client Companies’ access to debt and equity capital and our and their ability to grow our and their businesses. Adverse conditions may also give rise to an increase in tenant defaults under our Client Companies’ leases, defaults of TRMT’s and RMRM’s loans and other investments, and decreased market capitalizations for the Managed Equity REITs. A prolonged economic recession, depressed economic conditions or declining real estate values resulting from the impact of the COVID-19 pandemic will materially and adversely affect us and our Client Companies.
We cannot predict the extent and duration of the pandemic or the severity and duration of its economic impact, but we expect that it could be substantial. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:
•sudden and/or severe declines in the market price of our and our Client Companies’ common shares;
•the inability of our Client Companies to comply with certain financial covenants or pay interest and principal on their outstanding debt that could result in their defaulting under their debt agreements;
•the inability of our Client Companies to access debt and equity capital on attractive terms, or at all;
•further downgrades of our Client Companies’ credit ratings by nationally recognized credit rating agencies;
•the inability of our Client Companies to reduce leverage through the sale of identified properties in accordance with targets;
•state, local and federal industry-initiated tenant relief efforts that may adversely affect some Client Companies’ ability to collect rent and/or enforce remedies for the failure to pay rent;
•the inability of our Client Companies to pay distributions to their shareholders;
•worsening economic and financial market conditions that could significantly reduce the value of the real estate, loans and other investments of our Client Companies and reduce the amounts earned on those investments;
•increased risk of our Client Companies’ and their tenants’ and managers’ default or bankruptcy;
•increased risk of our Client Companies’ and their tenants’ and managers’ inability to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as going concerns and our Client Companies’ tenants’ and managers’ ability to pay rent and returns to our Client Companies;

•reduction in our property management fees as a result of some of our Client Companies’ reduction or delay in capital expenditures in order to conserve capital or because of construction moratoriums issued by governments in response to the COVID-19 pandemic;
•increased costs at our Client Companies for additional cleaning supplies, personal protective equipment and related labor to enhance the safety of their properties;
•our and our Client Companies’ and their tenants’ and managers’ inability to operate our and their businesses if the health of our and their management personnel and other employees is adversely affected by the COVID-19 pandemic or otherwise, particularly if a significant number of individuals are impacted; and
•reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19 and reductions in spending and other business operations and initiatives in response to the COVID-19 pandemic and other economic conditions, which could impact our and our Client Companies’ and their tenants’ and managers’ continued viability.
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
We and our Client Companies have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:
•some of our Client Companies have reduced their quarterly distribution rates payable to their shareholders;
•some of our Client Companies have deferred capital spending to conserve cash and liquidity;
•some of our Client Companies have raised additional debt and equity capital;
•some of our Client Companies have amended the agreements governing their credit facilities to enhance their ability to satisfy the financial covenants under those agreements;
•some of our Client Companies have temporarily curtailed their acquisition and certain disposition activities;
•we and our Client Companies have been in regular, frequent contact with our and their key managers, tenants, lenders, customers, suppliers and other vendors to implement cost savings measures to minimize losses and preserve liquidity, including agreeing to the closures of certain properties, the reduction of staffing and certain other measures; and
•our Client Companies have provided rent and debt funding relief to certain of their tenants and borrowers.
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
Temporary closures of businesses and stay in place orders and the proliferation of remote working in response to the COVID-19 pandemic may result in long-term changed market, consumer and workplace practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices could result in decreased demand for business travel, hotel stays, conference facilities, office space, diesel fuel and gasoline. In addition, consumer practices and demands may change from what they were prior to the onset of the COVID-19 pandemic, including avoiding activities where people are in close proximity to each other, such as hotels, restaurants and fitness centers. Further, reports of COVID-19 infections and deaths at senior living communities, and negative publicity regarding those matters, may continue to result in decreased demand for senior living communities. If these changes occur, our Client Companies’

businesses, operating results, financial condition and prospects may be materially adversely impacted, which may result in our realizing decreased fees from our Client Companies and declines in our operating results and financial condition.
Substantially all of our revenues are derived from our provision of management services to a limited number of companies. The loss or failure, or decline in business or assets, of any of the Managed Equity REITs could substantially reduce our revenues.
The fees we earn from providing management services to, and the reimbursable fees we receive from, the Managed Equity REITs comprise substantially all our revenues. Our operating results and our ability to maintain and grow our revenues depend upon the ability of our Managed Equity REITs to raise capital to invest in real estate assets, to maintain and grow their investments and market capitalizations and to achieve positive shareholder returns in excess of applicable REIT total shareholder return indexes. Reduced business activities, market capitalizations or shareholder returns, including such reductions caused by, or in response to, the COVID-19 pandemic and resulting economic decline, sales of assets or the failure of any of the Managed Equity REITs or the termination of their management agreements with us would materially reduce our revenues and our profitability.
Our revenues may be highly variable.
RMR LLC’s business management agreement with each Managed Equity REIT provides for a base business management fee that is based on the lower of the average historical costs of the Managed Equity REIT’s assets under management or its average market capitalization, as calculated in accordance with the applicable business management agreement, and an incentive business management fee that is based on the Managed Equity REIT’s relative outperformance of a specified REIT total shareholder return index. The management fees we earn under these agreements are highly variable. For example, the base management fees payable by the Managed Equity REITs have decreased during the COVID-19 pandemic as a result of the lower average market capitalization of some of the Managed Equity REITs. Further, the base business management fee payable by a Managed Equity REIT may increase or decrease materially as the Managed Equity REIT acquires or disposes of real estate assets or its market capitalization increases or decreases. In addition, our earning incentive fees under these agreements is not assured; we generally only earn an incentive business management fee under our business management agreement with a Managed Equity REIT if it outperforms an identified REIT total shareholder return index during the measurement period and certain other conditions are satisfied, as measured at the end of the applicable measurement period. For the calendar year 2019, we did not earn any incentive fees from the Managed Equity REITs, and we currently do not expect to earn any incentive fees from the Managed REITs for the calendar year 2020. The shareholder returns realized by a Managed Equity REIT, its market capitalization and its ability to raise capital or make investments may be impacted by trends in the Managed Equity REIT’s portfolio, the U.S. real estate industry generally, the Managed Equity REIT’s industry specifically or other factors that are outside of our or its control, including the ongoing effects of the COVID-19 pandemic. Further, the fees we earn under our property management agreements with the Managed Equity REITs are based on a percentage of the rents our Managed Equity REITs receive and a percentage of the costs of construction, in each case, at properties we manage for them. During the 2020 fiscal year, our property management fees at times declined because the Managed Equity REITs received less rent and incurred lower construction costs. To the extent the Managed Equity REITs receive reduced rent or incur lower construction costs, our revenues may continue to decline. Also, the fees under our management agreements with the Managed Operators are based on a percentage of revenues (in the case of TA, gross fuel margin and nonfuel revenues) earned by them or generated at the properties they manage, and certain of these revenues have at times declined during the past fiscal year as a result of the ongoing economic recession caused by the COVID-19 pandemic. A continued material decline in those revenues may significantly reduce our revenues.
Due to the ongoing negative economic impact of COVID-19 and the current market conditions, we have not earned the level of revenues earned in the past and may not realize such level of revenues in the future under our management agreements and advisory agreements with our Client Companies, and the amount of fees we receive may continue to decrease. The revenues we earn may fluctuate significantly and may materially decline. For example, in the fiscal years ended September 30, 2020, 2019 and 2018, incentive business management fees earned from the Managed Equity REITs were 0%, 39.9% and 44.3%, respectively, of our total management and advisory services revenues. If we do not earn incentive fees, our future revenues may be significantly less than our historical revenues. Additionally, DHC is continuing to pursue a disposition program and SVC has announced its intention to sell a significant amount of its hotels and certain other assets as part of their efforts to reduce their leverage and reposition their portfolios. These sales could reduce our business and property management services revenue. Additionally, our business management fees and incentive management fees are also adversely impacted when Managed Equity REITs’ share prices decline. Due to recent declines in the share prices of our Managed Equity REITs, most notably SVC and DHC, we may continue to experience adverse impacts to our operating results.

Our management and advisory agreements with our Client Companies are subject to termination, and any such termination could have a material adverse effect on our business, results of operations and financial condition.
Our management and advisory agreements with our Client Companies may be terminated by a Client Company or by us in certain circumstances. For example, if we do not satisfy the applicable measures for 2020 under our management agreements with DHC, DHC will have a right to terminate those agreements by prior written notice to us within 60 days following December 31, 2020, and DHC would be required to pay the applicable termination fee at reduced levels. If any of our management or advisory agreements with a Client Company is terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of a management agreement with a Client Company, we may be unable to invest the after tax proceeds from the termination fee we receive in opportunities that earn returns equal to or greater than the revenues lost as a result of the terminated management agreement. The termination of our management agreement or advisory agreement with any of our Client Companies could have a material adverse impact on our business, results of operations and financial condition.
The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the United States generally.
Our business and operations are significantly dependent on conditions in the commercial real estate industry, which in turn is impacted by general economic conditions in the United States. The National Bureau of Economic Research announced in June 2020 that the U.S. economy is in a recession. Commercial real estate markets in the United States have been significantly negatively impacted during the ongoing recession caused by the COVID-19 pandemic and related restrictions on economic activity. Other challenges impacting the commercial real estate market include the unknown long term impact the COVID-19 pandemic will have on commercial real estate, including the future demand for leasing and operating commercial real estate. Adverse conditions in the commercial real estate industry and declining real estate values could continue to harm our business and financial condition by limiting our and our Client Companies’ access to debt and equity capital and our and their ability to grow our and their businesses. Adverse conditions may also give rise to an increase in tenant defaults under our Client Companies’ leases, defaults of TRMT’s and RMRM’s loans and other investments, and decreased market capitalizations, shareholder returns, rent receipts and capital projects for the Managed Equity REITs. The current economic recession or adverse commercial real estate market conditions could continue to materially and adversely affect us and our Client Companies.
Changes in market interest rates may significantly reduce our revenues or impede our growth.
Changes in market interest rates may be sudden and may significantly reduce our revenues or impede our growth. Interest rates have remained at relatively low levels on a historical basis, and the U.S. Federal Reserve has indicated that it does not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve will not raise rates prior to that time.
Increases in market interest rates may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell the common shares of our Managed REITs is the distribution rate with respect to such shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate before investing in a Managed REIT or they may sell the Managed REITs’ common shares and seek alternate investments with a higher distribution rate. Sales of common shares of the Managed Equity REITs may cause a decline in the market prices of such shares, which reduces the market capitalizations and total shareholder returns of the Managed Equity REITs, which, in turn, may materially reduce the fees we earn under our business management agreements with them. Moreover, an increase in interest rates could raise borrowing costs for our Client Companies, negatively impact their access to capital to fund future growth, reduce their earnings and total shareholder returns and cause borrowers from TRMT or RMRM to default, which may materially reduce the fees we earn under our business management agreements with our Client Companies.
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
Our people are the foundation of our success and in many ways our most critical asset. Our continued success depends to a great extent on our ability to retain and motivate our key and talented personnel and strategically recruit, retain and motivate new talented personnel. However, we may not be successful in these efforts as the market for qualified employees in the asset management industry is extremely competitive. Historically we have not had employment agreements with our key employees and we have no present intention to enter into any. Our ability to recruit, retain and motivate our personnel is dependent on our ability to offer attractive compensation, opportunities for professional growth and a desirable work environment. In addition, our Client Companies have historically granted equity awards to our officers and certain other employees of ours. If our Client Companies reduce the amount of, or stop making, similar grants in the future, or if the value of any equity awards they may grant are lower than anticipated, we may need to increase the amount of compensation we pay to offset the reduction in compensation our officers and other applicable employees would otherwise receive. In order to recruit and retain existing and future personnel, we may need to increase the level of compensation that we pay to them, which may cause a higher amount of our revenue to be paid out in the form of compensation, which may have an adverse impact on our profits.
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
We are subject to substantial regulation and numerous contractual obligations and internal policies. We are subject to regulation by the SEC, Nasdaq, and other federal, state and local or international governmental bodies and agencies or self-regulatory organizations. Our subsidiaries, RMR Advisors and Tremont Advisors, are registered with the SEC as investment advisers under the Investment Advisers Act. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including compliance, record keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also may owe fiduciary duties to certain of their clients.
We are also responsible for managing or assisting with the regulatory aspects of certain of our Client Companies, including the Managed REITs’ compliance with applicable REIT rules, RMRM’s application to deregister as an Investment Company under the 1940 Act and TRMT’s maintenance of its exemption from registration under the 1940 Act. The level of regulation and supervision to which we and our Client Companies are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. For example, we, TRMT, and RMRM may also be subject to state licensing requirements to conduct lending activities. The regulations to which we and our Client Companies are subject are extensive, complex and require substantial management time and attention. Regulatory oversight and enforcement may become more rigorous for regulated industries as a result of the impact of the COVID-19 pandemic, especially in the wake of the array of state and federal government financial assistance programs. In addition, new laws or regulations that are passed in response to the COVID-19 pandemic could adversely impact us and our Client Companies. This may result in a more complex regulatory, tax and political environment, which could subject us to increased compliance costs and administrative burdens. These regulatory and fiduciary obligations may result in increased costs or otherwise adversely impact our business. Our or our Client Companies’ failure to comply with any of the regulations, contractual obligations or policies applicable to it may subject us to litigation, extensive investigations, enforcement actions, as well as substantial fines, penalties and reputational risk, and our business and operations could be materially adversely affected.
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
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The cybersecurity risks to us, our Client Companies and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetuate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or other third parties’ information technology networks and systems or operations. The COVID-19 pandemic may adversely impact our ability to maintain the security, proper function and availability of our information technology and systems since an extended period of remote working by our employees could strain our technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to the COVID-19 pandemic or by the failure of, or attack on, their information systems and technology. Any failure to maintain the security, proper function and availability of our information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to our or our Client Companies’ operations, or to safeguard our or our Client Companies’ business processes, assets and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us.
Employee misconduct could harm us by subjecting us to significant legal liability, reputational harm and loss of business.
As an asset manager, our business, and our ability to retain and attract new clients, is dependent upon our maintaining a positive reputation in the marketplace. There is a risk that our employees could engage in misconduct that adversely affects our reputation and, hence, our business. We are subject to a number of obligations and standards arising from our business and our authority over the companies and assets we manage. The violation of these obligations and standards by any of our employees may adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees improperly use or disclose confidential information, we and the concerned client could suffer serious harm to our and its reputation, financial position and current and future business relationships and face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in or be accused of misconduct, our business and our reputation could be adversely affected. Misconduct by an employee might rise to the level of a default that would permit a Client Company to terminate its management agreements or advisory agreements with us for cause and without paying a termination fee, which could materially adversely affect our business, results of operations and financial condition.
RMR LLC’s required quarterly tax distributions may limit our ability to implement our business or pursue growth opportunities.
Under the RMR LLC operating agreement, RMR LLC is required to make certain pro rata distributions to each member of RMR LLC, including RMR Inc., quarterly on the basis of the assumed tax liabilities of the members. From time to time, RMR LLC’s cash flows from operations may be insufficient to enable it to make required minimum tax distributions to its members. RMR LLC may have to borrow funds or sell assets to fund its distribution requirements, and thereby materially adversely affect our liquidity and financial condition. Further, by making cash distributions rather than investing that cash in our businesses, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise. In such event, we may not be able to implement our business and growth strategy to the extent intended.
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
We have presented in this Annual Report on Form 10-K historical fees that we have earned from our Client Companies. The historical fees earned from our Client Companies, including those presented in this Annual Report on Form 10-K, should not be considered as indicative of the future results of our Client Companies or of our future results. The risks associated with each Client Company’s business could adversely affect its ability to carry out its business plans and objectives, and, as a result, could adversely impact its ability to pay us management or advisory fees or cause the amounts of those fees to decline. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.” Risks to our Client Companies include, but are not limited to, the following:
•the duration and severity of the negative economic impact of COVID-19 and the resulting market disruption on certain industries in which our Client Companies operate, especially on hospitality, travel, service retail, senior housing and rehabilitation services;
•the inability of our Client Companies’ tenants and borrowers to weather an extended cessation of normal economic activity caused by the COVID-19 pandemic and thereby impair their ability to pay rent and make loan payments;
•the Managed Equity REITs face competition for tenants at substantially all of their properties and competing properties may be more attractive to tenants;
•our Client Companies face significant competition for investment opportunities from other investors, some of which have greater financial resources, including publicly traded REITs, non-traded REITs, insurance companies, banking firms, private institutional funds, private equity funds and other investors;
•a sustained period of low interest rates may increase the amount of debt capital available, which may result in declining capitalization rates for property acquisitions and impede the growth of our Client Companies’ businesses whereas rising interest rates may increase operating costs, reduce the value of properties and make raising capital difficult for our Client Companies;
•changing general economic and financial market conditions, including the current conditions caused by the COVID-19 pandemic, could significantly reduce the value of the real estate, loans and other investments of our Client Companies and reduce the amounts earned on those investments;
•the real estate and real estate related investments of our Client Companies may be less liquid than other investments, including as a result of reduced availability of acquisition financing such as has been experienced during the COVID-19 pandemic, and the ability of our Client Companies to adjust their portfolios in response to changes in economic or other conditions may be limited;
•changes in investor preferences or market conditions, including the current conditions caused by the COVID-19 pandemic, could limit our Client Companies’ ability to raise capital to competitively maintain their properties and operations or make new investments;
•shareholder activism, complaints about management strategies and structures, corporate governance and other matters may divert management attention and be disruptive to the operation of our Client Companies;
•changes in tax laws, regulation or accounting rules may make certain types of investments in or by our Client Companies less valuable;
•our Client Companies are exposed to environmental, building and other laws, natural disasters and other factors beyond their control as a result of their investment in real estate;
•our Client Companies have significant investments in certain types of assets, such as hotels, senior living communities, healthcare properties and travel centers, and market changes which impact these specific types of assets (e.g., the ongoing COVID-19 related restrictions on economic activity, new competition for short term accommodations, changes in Medicare and Medicaid rates, and other regulatory matters, fuel price volatility and fuel efficiency improvements) may adversely impact certain of the Client Companies’ ability to maintain or grow their business;
•the failure of a Managed REIT to continue to qualify as a REIT would subject it to U.S. federal income tax and reduce cash available for distributions to its shareholders, adversely impacting its ability to raise capital and operate its business;
•the failure of our Client Companies to comply with applicable laws and regulations could result in legal liability, regulatory fines and the loss of, or an inability to obtain, licenses required to operate their businesses; and
•complying with REIT requirements may cause a Managed REIT to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
Many of our Client Companies are SEC registrants and file reports with the SEC as required by the Exchange Act. A discussion of the businesses and the risks associated with the businesses of our Client Companies that are SEC registrants is contained in the reports filed by our Client Companies, including in the section captioned “Risk Factors” in each Managed REIT’s, Five Star’s and TA’s Annual Reports on Form 10-K for the year ended December 31, 2019, as those Risk Factors may have been updated or supplemented in those companies’ Quarterly Reports on Form 10-Q filed subsequently, and RMRM’s applicable filings with the SEC. Copies of these reports are available at the SEC’s website, www.sec.gov.
Risks Related to Our Securities
A trading market that provides adequate liquidity may not be sustained for our Class A Common Shares and the market price of our Class A Common Shares may fluctuate widely.
Our public float represents about 48.5% of the economic interest in RMR LLC. As a result, a significant amount of the economic interest in RMR LLC is not represented in our public float, which may adversely impact trading in our Class A Common Shares. There can be no assurance that an active trading market for our Class A Common Shares will be sustained in the future.
The market price of our Class A Common Shares may fluctuate widely, depending upon many factors, some of which are beyond our control, including, but not limited to, the following:
•the duration and severity of the negative economic impact of COVID-19 and the resulting market disruption on us and our Client Companies;
•declines in the market prices of our Client Companies’ common shares;
•a relatively thin trading market for our Class A Common Shares could cause trades of small blocks of shares to have a significant impact on the price of our Class A Common Shares;
•our quarterly or annual earnings, or those of other comparable companies;
•actual or anticipated fluctuations in our operating results;
•changes in accounting standards, policies, guidance, interpretations or principles;
•announcements by us, our Client Companies or our competitors of significant investments, acquisitions or dispositions;
•the inclusion, exclusion, or deletion of our Class A Common Shares from any trading indices;
•the failure of securities analysts to cover our Class A Common Shares;
•changes in earnings estimates by securities analysts or in our ability to meet those estimates;
•the operating and stock price performance of other comparable companies;
•overall market fluctuations; and
•general economic conditions.

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
Risks Related to Our Relationships with Our Controlling Shareholder and Our Client Companies
Our controlling shareholder controls our voting power, and our other shareholders will have less influence over our business than shareholders of most other publicly traded companies.
Substantially all of the voting power in RMR Inc. and a majority of the economic interest in RMR LLC is held by ABP Trust, an entity controlled by its sole trustee and one of our Managing Directors, Adam D. Portnoy. RMR Inc. is the managing member of RMR LLC. As of September 30, 2020, Adam D. Portnoy beneficially owned, in aggregate, directly and indirectly through ABP Trust, (i) 157,502 shares of our Class A Common Shares; (ii) all of our outstanding Class B-1 Common Shares; (iii) all of our outstanding Class B-2 Common Shares; and (iv) approximately 49.3% of our outstanding Class A Units of RMR LLC. Our Class B-1 Common Shares and Class B-2 Common Shares entitle holders to ten votes per share. As a result of this ownership, as of September 30, 2020, Adam D. Portnoy beneficially owned in aggregate, directly and indirectly through ABP Trust, a combined direct and indirect 51.5% economic interest in RMR LLC and controlled 91.3% of the aggregate voting power of our outstanding capital stock. As a result of this voting control, Adam D. Portnoy is effectively able to determine the outcome of all matters requiring shareholder approval, including, but not limited to, election of our directors. Adam D. Portnoy is able to cause or prevent a change of control of RMR Inc., and this voting control could preclude any unsolicited acquisition of RMR Inc. The voting control of Adam D. Portnoy could deprive our shareholders of an opportunity to receive a premium for their Class A Common Shares as part of a sale of us and may affect the market price of our Class A Common Shares.
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
Two of our subsidiaries, RMR Advisors and Tremont Advisors, are registered as investment advisers under the Investment Advisers Act. Any change in control of RMR Advisors or Tremont Advisors, as defined in and interpreted pursuant to the Investment Advisers Act, would trigger a shareholder approval right by RMRM shareholders, TRMT or other advisory clients of RMR Advisors or Tremont Advisors as applicable, under that Act. The need for such approval may discourage a change of control of us, including a change of control which might result in payment of a premium for our Class A Common Shares.
The ability of ABP Trust to sell its ownership stake in us and speculation about any such sale may adversely affect the market price of our Class A Common Shares.
ABP Trust controls 100.0% of our Class B-1 Common Shares (which are exchangeable for Class A Common Shares) and Class B-2 Common Shares, some of our currently outstanding Class A Common Shares and approximately 49.3% of our Class A Units of RMR LLC (which ABP Trust may cause RMR LLC to redeem for, at our election, Class A Common Shares on a one for one basis or cash). Thus, a significant portion of our ownership is not trading in the public markets. ABP Trust may sell any or all of their Class A Common Shares at any time without approval by other shareholders of RMR Inc. Speculation by the press, stock analysts, our shareholders or others regarding the intention of ABP Trust to dispose of Class A Common Shares could adversely affect the market price of our Class A Common Shares. Moreover, the market price of our Class A Common Shares may be adversely impacted by the fact that a significant amount of our outstanding shares are not included in the public float of our Class A Common Shares and by our dual-stock structure. Accordingly, our Class A Common Shares may be worth less than they would be if the Class A Common Shares that ABP Trust controls or has a right to acquire were trading in the public markets.
We and our Client Companies are party to transactions with related parties that may increase the risk of allegations of conflicts of interest, and such allegations may impair our or our Client Companies' ability to realize the benefits we expect from these transactions.
We and our Client Companies are party to transactions with related parties, including with entities controlled by Adam D. Portnoy and entities that we manage. For example, because of the relationships among us, Adam D. Portnoy, and our Client Companies, the agreements we are party to with them, including our management agreements, are among related parties. Other examples include: SVC is TA’s principal landlord, and TA is SVC’s largest tenant, operating travel center locations owned by SVC pursuant to long term leases; Five Star manages most of the senior living communities owned by DHC pursuant to long term management agreements and DHC owns approximately 34% of Five Star’s outstanding common stock; Sonesta manages a significant number of SVC’s hotels pursuant to management agreements and SVC expects to transfer a substantial number of additional hotels to Sonesta management in the near term, the majority of the hotels operated by Sonesta are owned by SVC; and SVC owns approximately 34% of Sonesta’s outstanding common stock. Our and our Client Companies’ agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Moreover, we are subject to the risk that our shareholders or the shareholders of one or more of our Client Companies may challenge any such related party transactions and the agreements entered into as part of them. If such a challenge were to be successful, we or our Client Companies might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our or our Client Companies’ reputation, business and growth and could adversely affect our or our Client Companies’ ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
Increased relations among certain of our Client Companies may cause a decline in revenue, business or assets of a Client Company to adversely impact other Client Companies.
Some of our Client Companies have overlapping ownership interests and material business relationships with other of our Client Companies which could cause a decline in revenue, business or assets of a Client Company to be exacerbated by adverse impact on other Client Companies. For example: Five Star manages most of the senior living communities owned by DHC and DHC owns approximately 34% of Five Star’s outstanding common stock; Sonesta manages a substantial number of SVC’s hotels and the majority of the hotels operated by Sonesta are owned by SVC and SVC owns approximately 34% of Sonesta’s outstanding common stock; and TA leases all of SVC’s travel center properties and SVC owns 8.2% of TA’s outstanding common stock. Accordingly, a decline in revenue, business or assets of FVE would be expected to adversely impact DHC, and a decline in revenue, business or assets of Sonesta would be expected to adversely impact SVC.

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
In addition to serving on our Board of Directors and executive team, Adam D. Portnoy serves as the chair of the board of trustees of each of the Managed Equity REITs, as a managing trustee or managing director of each Managed REIT, RMRM, TA and Five Star and as the chair of the board of directors of TA and Five Star; certain of our other officers serve as managing trustees, managing directors or directors of our Client Companies; and all of the executive officers of the Managed Equity REITs, and many of the executive officers of the Managed Operators are our officers and employees. In addition, several of the independent trustees and independent directors of our public Client Companies also serve as independent trustees or independent directors of other public Client Companies. These multiple responsibilities and varying interests could create competition for the time and efforts of Adam D. Portnoy and RMR LLC and its subsidiaries and their officers and employees, and actual, potential or perceived conflicts of interest may arise.
Shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with Adam D. Portnoy and our Client Companies, the position of our Managing Directors and executive officers as directors, trustees or executive officers of our Client Companies, the position of independent trustees and independent directors of our public Client Companies as independent trustees or independent directors of other public Client Companies and the relationships among our Client Companies may precipitate such activities. In addition, certain proxy advisory firms which have significant influence over the voting by shareholders of public companies, have, in the past, recommended that shareholders vote against, or withhold votes for, the election of board members at annual meetings of shareholders of our Client Companies, and they may advocate for similar voting actions for future meetings. These actions may affect the outcome of those elections and impact the governance of those Client Companies, which may increase the risk of shareholder activism and litigation at those Client Companies. These activities could result in substantial costs and diversion of our management’s attention and could have a material adverse effect on our and our Client Companies’ reputations and businesses.
Risks Related to Our Organization and Structure
We are a “controlled company” within the meaning of the Nasdaq listing rules and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. Our shareholders will not have the same protections afforded to shareholders of companies that are subject to such requirements.
Adam D. Portnoy, as sole trustee of ABP Trust, holds more than 50.0% of the voting power of our shares eligible to vote. As a result, we are a “controlled company” under the Nasdaq listing rules. Under these rules, a company of which more than 50.0% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain listed company governance requirements, including the requirements that the board of directors be comprised of a majority of independent directors and that we have a compensation committee and a nominating and corporate governance committee composed entirely of independent directors. As of January 15, 2020, our compensation committee and our nominating and governance committee are comprised entirely of independent directors. The exemptions for a “controlled company” do not modify the independence requirements for our audit committee, and we intend to continue to comply with the applicable requirements of the SEC and Nasdaq with respect to our audit committee. Nonetheless, the fact that we may avail ourselves in the future of some or all of these exceptions may cause our Class A Common Shares to trade at a lower price than if these protections were provided.
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
Our governing documents limit the liability of our directors and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our directors and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
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
ABP Trust may redeem Class A Units it owns for Class A Common Shares or cash. See “Business-Our Organizational Structure-The RMR LLC Operating Agreement-Redemption rights of holders of Class A Units” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Both ABP Trust’s initial purchase of Class A Units and any future redemptions that ABP Trust may affect may result in increases in our tax basis of our assets that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we otherwise would be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those assets. The IRS may challenge all or part of these tax basis increases, and a court might sustain such a challenge.
We have entered into a tax receivable agreement, dated June 5, 2015, by and among RMR Inc., RMR LLC and ABP Trust, or the Tax Receivable Agreement, that provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. actually realizes as a result of (a) the increases in tax basis attributable to its dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement. See “Business-Our Organizational Structure-Tax Receivable Agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. While the actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions, the price of our Class A Common Shares at the time of the redemption, the extent to which such redemptions are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of RMR LLC attributable to RMR Inc.’s interests in RMR LLC, during the expected term of the Tax Receivable Agreement, the payments that RMR Inc. makes to ABP Trust may be substantial. ABP Trust generally will not reimburse RMR Inc. for any payments that may have been made under the Tax Receivable Agreement. As a result, in certain circumstances RMR Inc. could make payments to ABP Trust under the Tax Receivable Agreement in excess of cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income.
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
We also lease other ancillary and local office space from ABP Trust, from certain Managed Equity REITs and from third parties. We consider these leased premises suitable and adequate for our business. For more information about our leased facilities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” and Note 11, Leases, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the fiscal year ended September 30, 2020:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
December 2019	133	$45.67	N/A	N/A
January 2020	1,465	$43.80	N/A	N/A
March 2020	823	$30.45	N/A	N/A
June 2020	2,034	$29.47	N/A	N/A
September 2020	13,084	$28.11	N/A	N/A
Total	17,539	$29.82	N/A	N/A
(1)These Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our Class A Common Shares at the close of trading on Nasdaq on the purchase dates.
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
The selected historical consolidated financial information as of September 30, 2020 and 2019 and for each of the three fiscal years in the period ended September 30, 2020 has been derived from the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We derived the selected historical financial data as of or for the fiscal years ended September 30, 2017 and 2016 from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. This historical information should not be relied upon as an indicator of future performance. Amounts are in thousands, except per share data.

	Fiscal Year Ended September 30,
	2020	2019	2018	2017	2016
Revenues:
Management services	$168,766	$178,075	$191,594	$174,887	$164,397
Incentive business management fees	—	120,094	155,881	52,407	62,263
Advisory services	2,911	3,169	4,352	4,102	2,620
Total management and advisory services revenues	171,677	301,338	351,827	231,396	229,280
Reimbursable compensation and benefits	57,256	57,490	53,152	40,332	37,660
Other client company reimbursable expenses (1)	360,572	354,540	—	—	—
Total reimbursable costs	417,828	412,030	53,152	40,332	37,660
Total revenues	589,505	713,368	404,979	271,728	266,940
Expenses:
Compensation and benefits	121,386	114,529	108,763	92,625	83,419
Equity based compensation	7,828	9,040	10,423	7,128	8,566
Separation costs	1,881	7,050	3,730	—	1,358
Total compensation and benefits expense	131,095	130,619	122,916	99,753	93,343
General and administrative	26,514	28,706	27,149	25,189	23,163
Other client company reimbursable expenses (1)	360,572	354,540	—	—	—
Transaction and acquisition related costs	1,618	698	1,697	9,187	1,966
Depreciation and amortization	968	1,017	1,248	2,038	1,768
Total expenses	520,767	515,580	153,010	136,167	120,240
Operating income	68,738	197,788	251,969	135,561	146,700
Interest and other income	4,451	8,770	4,546	1,565	234
Tax receivable agreement remeasurement	—	—	24,710	—	—
Impairment loss on Tremont Mortgage Trust investment	—	(6,213)	(4,359)	—	—
Equity in earnings (losses) of investees	1,545	719	(578)	(206)	—
Unrealized gain (loss) on equity method investment accounted for under the fair value option	3,151	(4,700)	—	—	—
Income before income tax expense	77,885	196,364	276,288	136,920	146,934
Income tax expense	(11,552)	(27,320)	(58,862)	(28,251)	(24,573)
Net income	66,333	169,044	217,426	108,669	122,361
Net income attributable to noncontrolling interest	(37,541)	(94,464)	(121,385)	(66,376)	(85,121)
Net income attributable to The RMR Group Inc.	$28,792	$74,580	$96,041	$42,293	$37,240

Weighted average common shares outstanding - basic	16,194	16,132	16,077	16,032	16,005
Weighted average common shares outstanding - diluted	31,194	16,143	16,120	16,048	16,005

Net income attributable to The RMR Group Inc. per common share - basic	$1.77	$4.59	$5.94	$2.63	$2.33
Net income attributable to The RMR Group Inc. per common share - diluted	$1.75	$4.59	$5.92	$2.63	$2.33
Cash distributions declared per common share	$1.52	$1.40	$1.00	$1.00	$1.08

	As of September 30,
Operating and other information:	2020	2019	2018	2017	2016
Total assets	$690,253	$660,832	$499,039	$381,948	$335,673
Total liabilities	$149,351	$131,797	$64,378	$92,285	$89,282
Total equity	$540,902	$529,035	$434,661	$289,663	$246,391

	As of or For the Fiscal Year Ended September 30,
Operating and other information (unaudited):	2020	2019	2018	2017	2016
Gross assets under management (2)	$32,276,154	$32,924,496	$30,122,476	$28,407,384	$26,858,438
Adjusted EBITDA (3)	$90,693	$108,392	$120,324	$107,217	$100,112

(1)Effective October 1, 2018, we adopted new accounting guidance that required us to account for the cost of services provided by third parties to our Client Companies, and the related reimbursement revenue, on a gross basis. For further information about these reimbursements, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
(2)In addition to presenting a calculation of assets under management of the Managed Equity REITs according to the method used to determine fees pursuant to the terms of the business management agreements as presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, we have determined to also present gross assets under management for all of our Client Companies in a manner that we believe more clearly reflects the size of our business. The calculation of our gross assets under management for all of our Client Companies as of the dates indicated primarily includes: (i) the gross book value of real estate and related assets, excluding depreciation, amortization, impairment charges or other non-cash reserves, of the Managed Equity REITs and ABP Trust, plus (ii) the gross book value of real estate assets, property and equipment of the Managed Operators, excluding depreciation, amortization, impairment charges or other non-cash reserves, plus (iii) the fair value of investments of AIC (until its dissolution on February 13, 2020) and the Open End Fund (until its dissolution on July 28, 2020) and the managed assets of RMRM and TRMT. This calculation of gross assets under management may include amounts in respect of the Managed Equity REITs that are higher than the calculations of assets under management used for purposes of calculating fees under the terms of the business management agreements, which are based, in part, upon the lesser of historical cost of real estate assets or total market capitalization, determined monthly.
(3)EBITDA and Adjusted EBITDA are non-GAAP financial measures calculated as presented in the table below. The GAAP financial measure that is most directly comparable to EBITDA and Adjusted EBITDA is net income. We consider EBITDA and Adjusted EBITDA to be appropriate supplemental measures of our operating performance, along with net income, net income attributable to The RMR Group Inc. and operating income. We believe that EBITDA and Adjusted EBITDA provide useful information to investors because by excluding the effects of certain amounts, such as those outlined in the table below, EBITDA and Adjusted EBITDA may facilitate a comparison of current operating performance with our historical operating performance and with the performance of other asset management businesses. EBITDA and Adjusted EBITDA do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income attributable to The RMR Group Inc. or operating income as an indicator of our financial performance or as a measure of our liquidity. These measures should be considered in conjunction with net income, net income attributable to The RMR Group Inc. and operating income as presented in our consolidated statements of income. Also, other asset management businesses may calculate EBITDA and Adjusted EBITDA differently than we do. The following table is a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Fiscal Year Ended September 30,
	2020	2019	2018	2017	2016
Net income	$66,333	$169,044	$217,426	$108,669	$122,361
Income tax expense	11,552	27,320	58,862	28,251	24,573
Depreciation and amortization	968	1,017	1,248	2,038	1,768
EBITDA	78,853	197,381	277,536	138,958	148,702
Other asset amortization	9,416	9,416	9,416	9,416	9,416
Operating expenses paid in the form of The RMR Group Inc.'s common shares	3,480	3,363	3,865	1,970	933
Separation costs	1,881	7,050	3,730	—	1,358
Transaction and acquisition related costs	1,618	698	1,697	9,187	1,966
Business email compromise fraud costs	—	—	225	774	—
Tax receivable agreement remeasurement due to the Tax Cuts and Jobs Act	—	—	(24,710)	—	—
Straight line office rent	154	—	—	—	—
Impairment loss on Tremont Mortgage Trust investment	—	6,213	4,359	—	—
Equity in (earnings) losses of investees	(1,545)	(719)	578	206	—
Unrealized (gain) loss on equity method investment accounted for under the fair value option	(3,151)	4,700	—	—	—
Incentive business management fees earned	—	(120,094)	(155,881)	(52,407)	(62,263)
Certain other net adjustments	(13)	384	(491)	(887)	—
Adjusted EBITDA	$90,693	$108,392	$120,324	$107,217	$100,112

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of publicly owned real estate and real estate related businesses. As of September 30, 2020, RMR LLC managed over 2,100 properties in 47 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain and increase the value of their businesses, to assist our Managed Operators to grow their businesses and operate profitably and to successfully execute on new business ventures and investments we may pursue. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, increases or decreases in U.S. interest rates may cause a general decrease, or increase, in the value of securities of real estate businesses or in their value relative to other types of securities and investments, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies. More importantly, the COVID-19 pandemic and related public health restrictions have had a particularly severe impact on certain industries in which our Client Companies operate, including, hospitality, travel, service retail, senior housing and rehabilitation services.
For a discussion of and the risks relating to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors”.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are based upon the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based upon the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operators or a third party. The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of September 30, 2020 and 2019, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		September 30,
REIT	Primary Strategy	2020	2019
DHC	Medical office and life science properties, senior living communities and wellness centers	$4,381,749	$5,889,907
ILPT	Industrial and logistics properties	2,613,338	2,530,811
OPI	Office properties primarily leased to single tenants, including the government	3,244,624	4,074,202
SVC	Hotels and net lease service and necessity-based retail properties	7,590,437	10,784,131
		$17,830,148	$23,279,051
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
The basis on which our base business management fees are calculated for the fiscal years ended September 30, 2020 and 2019 may differ from the basis at the end of the periods presented in the table above. As of September 30, 2020, the market capitalization was lower than the historical costs of assets under management for DHC, OPI and SVC; the historical costs of assets under management for DHC, OPI and SVC as of September 30, 2020, were $8,486,147, $5,755,652 and $12,462,877, respectively. For ILPT, the historical costs of assets under management were lower than its market capitalization of $2,805,113, as of September 30, 2020.

The fee revenues we earned from the Managed Equity REITs for the fiscal years ended September 30, 2020 and 2019, are set forth in the following tables:

	Fiscal Year Ended September 30, 2020
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
DHC	$22,692	$—	$13,493	$36,185
ILPT	13,595	—	7,878	21,473
OPI	17,446	—	20,489	37,935
SVC	40,621	—	3,680	44,301
	$94,354	$—	$45,540	$139,894

	Fiscal Year Ended September 30, 2019
		Incentive
	Base Business	Business	Property
	Management	Management	Management
REIT	Revenues	Revenues	Revenues	Total
DHC	$29,972	$40,642	$13,407	$84,021
ILPT	10,893	—	6,720	17,613
OPI (1)	18,906	—	20,479	39,385
SIR (1)	4,124	25,817	2,335	32,276
SVC	39,905	53,635	218	93,758
	$103,800	$120,094	$43,159	$267,053
(1)SIR merged with and into OPI on December 31, 2018 with OPI continuing as the surviving entity. This table presents revenues for the applicable part of the fiscal year ended September 30, 2019, from SIR separately as they relate to periods prior to this merger.
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
In addition, we provide or provided management services to ABP Trust, AIC and the Open End Fund. The fees we earn from ABP Trust include business management fees equal to 0.5% of ABP Trust’s average invested capital (effective January 1, 2020), and business management fees based on a percentage of revenues (prior to January 1, 2020), property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities. The fees we earned from AIC were based on a percentage of total premiums paid for insurance arranged by AIC. AIC’s property insurance program expired on June 30, 2019 and was not continued. As a result, AIC has not incurred any management fees payable to RMR LLC since that date. AIC was dissolved on February 13, 2020. Until its dissolution on July 28, 2020, the fees we earned from the Open End Fund included administrative service fees based on a percentage of the Open End Fund’s net asset value, property management fees based on rents collected from managed properties and construction management fees based on the cost of construction activities. In connection with the dissolution of the Open End Fund, the Transaction Agreement, dated as of July 31, 2018, between ABP Trust and RMR LLC was terminated and all of the properties that ABP Trust initially contributed to the Open End Fund were transferred back to ABP Trust.
Our fee revenues from services to the Managed Operators, ABP Trust, AIC and the Open End Fund for the fiscal years ended September 30, 2020 and 2019, are set forth in the following table:

	Year Ended September 30,
Company	2020	2019
ABP Trust	$1,549	$948
AIC	—	180
Five Star	8,787	9,473
Open End Fund	3,090	3,384
Sonesta	1,505	2,908
TA	13,084	13,706
	$28,015	$30,599
RMRM, Tremont Advisory Clients and other Tremont Business Clients
RMR Advisors is compensated pursuant to its agreement with RMRM at an annual rate of 0.85% of RMRM’s average daily managed assets, as defined in the agreement. The value of RMRM’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $276,622 and $362,043 at September 30, 2020 and 2019, respectively. The advisory fees earned by RMR Advisors included in our revenue were $2,767 and $3,013 for the fiscal years ended September 30, 2020 and 2019, respectively. On April 16, 2020, shareholders of RMRM approved its conversion from a registered investment company to a commercial mortgage REIT and amended RMRM’s fundamental investment policies and restrictions to permit RMRM to pursue its new business. RMRM is focused on realigning its portfolio so that it is no longer an “investment company” under the 1940 Act and has applied to the SEC to deregister as an investment company under the 1940 Act.
Tremont Advisors manages TRMT, a publicly traded mortgage REIT, and beginning as of December 18, 2019, Centre Street, a private fund. Both TRMT and Centre Street focus primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Tremont Advisors is primarily compensated pursuant to its management agreements with TRMT and Centre Street at an annual rate of 1.5% of TRMT’s and Centre Street’s equity, as defined in the applicable agreements. Tremont Advisors may also earn an incentive fee under these management agreements (for Centre Street, beginning the first full calendar quarter of 2021). Tremont Advisors has waived any business management and incentive fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until December 31, 2020. Tremont Advisors earned aggregate advisory services revenue from the Tremont Advisory Clients of $144 and $156 for the fiscal years ended September 30, 2020 and 2019, respectively.
The Tremont business acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such origination services of $816 and $194 for the fiscal years ended September 30, 2020 and 2019, respectively, which amounts are included in management services revenue in our consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
Fiscal Year Ended September 30, 2020, Compared to the Fiscal Year Ended September 30, 2019
The following table presents the changes in our operating results for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019:

	Fiscal Year Ended September 30,
	2020	2019	$ Change	% Change
Revenues:
Management services	$168,766	$178,075	$(9,309)	(5.2)%
Incentive business management fees	—	120,094	(120,094)	n/m
Advisory services	2,911	3,169	(258)	(8.1)%
Total management and advisory services revenues	171,677	301,338	(129,661)	(43.0)%
Reimbursable compensation and benefits	57,256	57,490	(234)	(0.4)%
Other client company reimbursable expenses	360,572	354,540	6,032	1.7%
Total reimbursable costs	417,828	412,030	5,798	1.4%
Total revenues	589,505	713,368	(123,863)	(17.4)%
Expenses:
Compensation and benefits	121,386	114,529	6,857	6.0%
Equity based compensation	7,828	9,040	(1,212)	(13.4)%
Separation costs	1,881	7,050	(5,169)	(73.3)%
Total compensation and benefits expense	131,095	130,619	476	0.4%
General and administrative	26,514	28,706	(2,192)	(7.6)%
Other client company reimbursable expenses	360,572	354,540	6,032	1.7%
Transaction and acquisition related costs	1,618	698	920	131.8%
Depreciation and amortization	968	1,017	(49)	(4.8)%
Total expenses	520,767	515,580	5,187	1.0%
Operating income	68,738	197,788	(129,050)	(65.2)%
Interest and other income	4,451	8,770	(4,319)	(49.2)%
Impairment loss on Tremont Mortgage Trust investment	—	(6,213)	6,213	n/m
Equity in earnings of investees	1,545	719	826	114.9%
Unrealized gain (loss) on equity method investment accounted for under the fair value option	3,151	(4,700)	7,851	167.0%
Income before income tax expense	77,885	196,364	(118,479)	(60.3)%
Income tax expense	(11,552)	(27,320)	15,768	57.7%
Net income	66,333	169,044	(102,711)	(60.8)%
Net income attributable to noncontrolling interest	(37,541)	(94,464)	56,923	60.3%
Net income attributable to The RMR Group Inc.	$28,792	$74,580	$(45,788)	(61.4)%
n/m - not meaningful
References to changes in the income and expense categories below relate to the comparison of consolidated results for the fiscal year ended September 30, 2020, compared to the fiscal year ended September 30, 2019. For a comparison of consolidated results for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Management services revenue. For the fiscal years ended September 30, 2020 and 2019, we earned management services revenue from the following sources:

	Fiscal Year Ended September 30,
	2020	2019	Change
Managed Equity REITs	$139,894	$146,959	$(7,065)
Managed Operators	23,376	26,087	(2,711)
Other	5,496	5,029	467
Total	$168,766	$178,075	$(9,309)
Management services revenue decreased $9,309 primarily due to (i) declines in the market capitalization of DHC and OPI resulting in decreases to base business management fees of $7,280 and $5,584, respectively, (ii) decreases in property management fees earned from OPI of $2,325, as compared to GOV’s and SIR’s combined property management fees in the 2019 period, due to OPI’s disposition plan and its capital recycling activities, and (iii) declines in management fees earned from the Managed Operators of $2,711, primarily driven by COVID-19 pandemic related adverse impacts on their businesses. These decreases were partially offset by (i) growth in base business management fees of $2,702 and property management fees of $1,158 earned from ILPT, primarily reflecting acquisition activity, and (ii) growth in base business management fees of $716 and property management fees of $3,462 earned from SVC, primarily from its acquisition of a net leased property portfolio in September 2019.
Incentive business management fees. Incentive business management fees are contingent performance based fees which are recognized in our first fiscal quarter when amounts, if any, for the applicable measurement periods become known and the incentive business management fees are earned. Incentive business management fees for the fiscal year ended September 30, 2019 include fees earned from DHC, SIR, and SVC of $40,642, $25,817 and $53,635, respectively, for the calendar year 2018. We did not earn any incentive business management fees for calendar year 2019.
Advisory services revenue. Advisory services revenue includes the fees RMR Advisors earns for managing RMRM and the fees Tremont Advisors earns for managing the Tremont Advisory Clients. Advisory services revenue decreased $258 primarily due to decreases in the average net asset value of RMRM’s portfolio.
Reimbursable compensation and benefits. Reimbursable compensation and benefits represents amounts reimbursed to us by the Managed Equity REITs for certain property related employee compensation and benefits expenses incurred in the ordinary course of business in our capacity as property manager, at cost. A significant portion of these reimbursable compensation and benefits costs arise from services we provide that are paid or reimbursed to the Managed Equity REITs by their tenants, as well as non-cash share based compensation from the Managed Equity REITs granted to some of our employees. Reimbursable compensation and benefits for the fiscal years ended September 30, 2020 and 2019 include non-cash share based compensation granted to some of our employees by our Client Companies totaling $4,912 and $6,461, respectively. Reimbursable compensation and benefits decreased $234 primarily due to decreases in share based compensation granted to our employees by our Client Companies as a result of decreases in their respective share prices, largely offset by annual increases in employee compensation and benefits for which we receive reimbursement.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $6,857 primarily due to annual employee merit increases on October 1, 2019 and bonus increases in 2020, primarily to employees who are not officers.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and by our Client Companies. Equity based compensation decreased $1,212 primarily due to declines in the Managed Equity REITs’ share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 6, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs decreased $2,192 primarily due to decreases in travel, temporary staffing and professional fees largely as a result of the ongoing pandemic.

Transaction and acquisition related costs. Transaction and acquisition related costs increased $920 primarily due to costs incurred in connection with RMRM’s plan to convert from a registered investment company to a commercial mortgage REIT.
Depreciation and amortization. Depreciation and amortization decreased $49 primarily as a result of certain capitalized software costs becoming fully depreciated in 2020.
Interest and other income. Interest and other income decreased $4,319 primarily due to lower interest rates earned during the fiscal year ended September 30, 2020, as compared to the fiscal year ended September 30, 2019.
Impairment loss on Tremont Mortgage Trust investment. Impairment loss recorded in the prior fiscal year relates to our investment in TRMT, whose estimated fair value had fallen below the carrying value, which we had determined was other than temporary. For further information, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our equity interest in TRMT.
Unrealized gain (loss) on equity method investment accounted for under the fair value option. Unrealized gain (loss) on equity method investment accounted for under the fair value option represents the gain or loss on our investment in TA common shares. The gain for the 2020 fiscal year is a result of recent increases in TA’s share price, as compared to TA share price declines in the 2019 fiscal year. For further information, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Income tax expense. The decrease in income tax expense of $15,768 is primarily attributable to declines in taxable income for fiscal year ended September 30, 2020, as compared to the fiscal year ended September 30, 2019, primarily due to incentive business management fees earned in the 2019 period.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Total assets were $690,253 as of September 30, 2020, an increase of $29,421 from September 30, 2019. The increase in total assets was primarily due to recording an initial operating lease right of use asset totaling $40,765 in connection with our adoption of ASU No. 2016-02 on October 1, 2019. For further information regarding the adoption of ASU No. 2016-02, please see Note 2, Significant Accounting Policies, and Note 11, Leases, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2020 and 2019, we had cash and cash equivalents of $369,663 and $358,448, respectively, of which $25,498 and $26,883, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. As of September 30, 2020 and 2019, $341,612 and $357,526, respectively, of our cash and cash equivalents were invested in money market funds.
Total liabilities were $149,351 as of September 30, 2020, an increase of $17,554 from September 30, 2019. The increase in total liabilities was primarily due to recording initial operating lease liabilities totaling $40,765 in connection with our adoption of ASU No. 2016-02 on October 1, 2019. For further information regarding the adoption of ASU No. 2016-02, please see Note 2, Significant Accounting Policies, and Note 11, Leases, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities. As highlighted earlier in our discussion regarding the COVID-19 pandemic, the resulting market disruptions are having adverse impacts on our business management fees, property management fees and construction management fees generated by our Client Companies. The market turmoil created by COVID-19 may have lasting effects on our business and the businesses of our Client Companies; however, we cannot predict the extent and duration of the pandemic or the severity and duration of its economic impact on us and our Client Companies.
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
During the fiscal year ended September 30, 2020, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $42,789. On November 19, 2020, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 26, 2020 in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,230. This dividend was partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,419, of which $4,919 was distributed to us based on our aggregate ownership of 16,395,641 membership units of RMR LLC and $4,500 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend was funded with cash accumulated at RMR Inc. See Note 7, Shareholders’ Equity, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding these distributions.
For the fiscal year ended September 30, 2020, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $31,545, of which $16,606 was distributed to us and $14,939 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $16,606 distributed to us was eliminated in our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and the $14,939 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We used a portion of these funds distributed to us to pay our tax liabilities and amounts due under the Tax Receivable Agreement.

The Tax Receivable Agreement provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. In connection with the Tax Cuts and Jobs Act enacted on December 22, 2017, and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our Tax Receivable Agreement with ABP Trust and reduced our liability by $24,710, which amount is presented in our consolidated statements of income for the fiscal year ended September 30, 2018 as Tax Receivable Agreement remeasurement. See Note 6, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. As of September 30, 2020, our consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $29,950, of which we expect to pay $2,161 to ABP Trust during the fourth quarter of fiscal year 2021.
Cash Flows
Fiscal Year Ended September 30, 2020, Compared to the Fiscal Year Ended September 30, 2019
Our changes in cash flows for the fiscal year ended September 30, 2020 compared to the prior year period were as follows: (i) net cash from operating activities decreased from $198,214 in the fiscal year 2019 to $77,497 in the fiscal year 2020; (ii) net cash used in investing activities decreased from $14,734 in the fiscal year 2019 to $5,920 in the fiscal year 2020; and (iii) net cash used in financing activities decreased from $81,795 in the fiscal year 2019 to $60,362 in the fiscal year 2020.
The decrease in cash from operating activities for the fiscal year ended September 30, 2020, compared to the prior fiscal year primarily reflects the net effect of declines in net income largely due to incentive business management fees.
The decrease in net cash used in investing activities for the fiscal year ended September 30, 2020 compared to the prior fiscal year was primarily due to our purchase of 298,538 TA common shares and Tremont Advisors’ purchase of 1,000,000 TRMT common shares in the 2019 period, partially offset by our purchase of 323,315 TA shares in the 2020 period.
The decrease in net cash used in financing activities for the fiscal year ended September 30, 2020 compared to the prior fiscal year was primarily due to lower tax distributions based on current estimates for taxable income in this fiscal year, offset by an increase to our quarterly dividend rate of $0.03 per Class A Common Share and Class B-1 Common Share in the fiscal year ended September 30, 2020 as compared to the prior fiscal year.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted a significant part of our businesses in foreign currencies. As a result, we are not now subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our Client Companies’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. Please see Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for the risks to us and our Client Companies related to the COVID-19 pandemic.
Risks Related to Cash and Short Term Investments
Our cash and cash equivalents include short term, highly liquid investments readily convertible to known amounts of cash that have original maturities of three months or less from the date of purchase. We invest a substantial amount of our cash in money market funds. The majority of our cash is maintained in U.S. bank accounts. Some U.S. bank account balances exceed the Federal Deposit Insurance Corporation insurance limit. We believe our cash and short term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.
Contractual Obligations
The following table sets forth information relating to our contractual obligations as of September 30, 2020:

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$41,788	$5,480	$10,481	$8,518	$17,309
Tax Receivable Agreement	29,950	2,161	6,832	7,636	13,321
Total	$71,738	$7,641	$17,313	$16,154	$30,630
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, as well as our Client Companies. Our Managing Directors have historical and continuing relationships with our Client Companies and several of our Client Companies have material historical and ongoing relationships with other Client Companies. For example: Adam D. Portnoy is the sole trustee and owns all of the voting securities and a majority of the economic interests of our controlling shareholder, ABP Trust; ABP Trust also holds membership units of our subsidiary, RMR LLC; we are a party to a Tax Receivable Agreement with ABP Trust; Adam D. Portnoy, Jennifer B. Clark, our other Managing Director, and Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC; Adam D. Portnoy serves as the chair of the board of trustees of each of the Managed Equity REITs, as a managing trustee of each Managed REIT and RMRM and as the chair of the board of directors and a managing director of each of Five Star and TA; Jennifer B. Clark serves as a managing trustee of DHC and RMRM and as a managing director of FVE; certain of our other officers serve as managing trustees, managing directors or directors of our Client Companies; all of the executive officers of the Managed Equity REITs, and many of the executive officers of the Managed Operators are our officers and employees, TRMT’s officers are officers or employees of Tremont Advisors or RMR LLC, and RMRM’s officers are officers or employees of RMR Advisors or RMR LLC; Adam D. Portnoy is a director of Sonesta (and its parent) and, with a family member, is the majority shareholder of Sonesta and Jennifer B. Clark is a director of Sonesta (and its parent); until July 1, 2019, the Managed Equity REITs (other than ILPT) owned a majority of our outstanding Class A Common Shares; as of September 30, 2020, Adam D. Portnoy, directly and indirectly, owned approximately 6.4% of Five Star’s outstanding common shares (including through ABP Trust); 4.6% of TA’s outstanding common shares (including through RMR LLC) and 19.4% of TRMT’s outstanding common shares (including through Tremont Advisors); and a subsidiary of ABP Trust was the general partner, and ABP Trust was a limited partner, of the Open End Fund until its dissolution in July 2020.
For further information about these and other such relationships and related person transactions, please see Note 2, Summary of Significant Accounting Policies and Note 6, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, the section captioned “Business” above in Part I, Item 1 of this Annual Report on Form 10-K, our other filings with the SEC and our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, or the 2021 Proxy Statement, to be filed within 120 days after the close of the fiscal year ended September 30, 2020. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements” and Part I, Item 1A “Risk Factors.”
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
Revenue Recognition. Our principal sources of revenue are:
•business management fees, including base and incentive business management fees; and
•property management fees, including construction supervision fees and reimbursement for certain compensation and benefits related expenses.

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
Consolidation. Our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K include only the accounts of the entities we control. We continually assess whether our existing contractual rights give us the ability to direct the activities of the entities we manage that most significantly affect the results of that entity. The activities and factors we consider include, but are not limited to:
•our representation on the entity’s governing body;
•the size of our investment in each entity compared to the size of the entity and the size of other investors’ interests; and
•the ability and rights to participate in significant policy making decisions and to replace our manager of those entities.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our assessment, we believe that, as of September 30, 2020, our internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm on our internal control over financial reporting due to the exemption for emerging growth companies created by the JOBS Act.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant our Class A Common Shares to our officers and employees under the 2016 Omnibus Equity Plan adopted in 2016, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. The terms of grants made under the 2016 Plan are determined by the Compensation Committee of our Board of Directors, at the time of the grant. The following table is as of September 30, 2020.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2016 Plan	None.	None.	204,359 (1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	204,359 (1)
(1)    Consists of shares available for issuance pursuant to the terms of the 2016 Plan. Share awards that are repurchased or forfeited will be added to the shares available for issuance under the 2016 Plan.
Other information required by this Item 12 of Form 10-K will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in the 2021 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K will be included in the 2021 Proxy Statement and is incorporated herein by reference.

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
(b) Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Registrant (1)
3.2	Articles of Amendment, filed July 30, 2015 (1)
3.3	Articles of Amendment, filed September 11, 2015 (1)
3.4	Articles of Amendment, filed March 9, 2016 (2)
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017 (3)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock (4)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management & Research Trust) (1)
4.3	Description of Capital Stock (5)
10.1	The RMR Group LLC Amended and Restated Operating Agreement, dated as of October 14, 2015, as updated December 22, 2017, by and among The RMR Group LLC and its Members (6)
10.2	Amended and Restated Business Management Agreement, dated as of January 1, 2020, by and between ABP Trust and The RMR Group LLC (18)
10.3	Amended and Restated Business Management and Shared Services Agreement, dated as of June 5, 2015, by and between Sonesta International Hotels Corporation and The RMR Group LLC (1)
10.4
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Office Properties Income Trust (formerly known as Government Properties Income Trust) and The RMR Group LLC (1)

10.5
Amendment to Second Amended and Restated Business Management Agreement, dated December 31, 2018, between Office Properties Income Trust (formerly known as Government Properties Income Trust) and The RMR Group LLC (12)

10.6	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Service Properties Trust (formerly known as Hospitality Properties Trust) and The RMR Group LLC (1)
10.7
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust) and The RMR Group LLC (1)

10.8	Business Management Agreement, dated as of January 17, 2018, by and between Industrial Logistics Properties Trust and The RMR Group LLC (7)
10.9	Amendment to Business Management Agreement, dated December 31, 2018, between Industrial Logistics Properties Trust and The RMR Group LLC (12)
10.10	Amended and Restated Property Management Agreement, by and between The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust) (1)

10.11
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
10.13
Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust) (1)

10.14	Property Management Agreement, dated as of January 17, 2018, by and between Industrial Logistics Properties Trust and The RMR Group LLC (7)
10.15	Tax Receivable Agreement, dated as of June 5, 2015, by and among the Registrant, The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust) (1)
10.16	Lease, dated as of June 1, 2015, by and between RMR West LLC and The RMR Group LLC (1)
10.17	Amendment No. 1 to the Lease, dated as of June 1, 2015, by and between RMR West LLC and The RMR Group LLC, effective as of January 1, 2016 (8)
10.18	Amendment No. 2 to the Lease, dated as of June 1, 2015, by and between ABP Trust and The RMR Group LLC, effective as of July 19, 2018 (8)
10.19	Amendment No. 3 to the Lease, dated as of June 1, 2015, by and between ABP Trust and The RMR Group LLC, effective as of June 13, 2019 (13)
10.20	Letter Agreement, dated as of October 9, 2020, by and among The RMR Group LLC and David M. Blackman (+) (Filed herewith.)
10.21	Form of Indemnification Agreement for the Registrant and its directors and executive officers (1)
10.22	The RMR Group Inc. 2016 Omnibus Equity Plan (+) (2)
10.23	Form of The RMR Group Inc. Share Award Agreement (+) (Filed herewith.)
10.24	Summary of Director Compensation (9)
10.25	Letter Agreement, dated as of December 13, 2019, by and among The RMR Group LLC, TravelCenters of America Inc. and Andrew J. Rebholz (+) (17)
21.1	Subsidiaries of the Registrant (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Filed herewith.)
23.2	Consent of Ernst & Young LLP (Filed herewith.)
31.1	Rule 13a-14(a) Certification (Filed herewith.)
31.2	Rule 13a-14(a) Certification (Filed herewith.)
32.1	Section 1350 Certification (Furnished herewith.)
99.1
Letter, dated March 24, 2017, between The RMR Group LLC and Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust), regarding Second Amended and Restated Business Management Agreement (10)

99.2
Letter, dated October 2, 2017, between The RMR Group LLC and Office Properties Income Trust (formerly known as Government Properties Income Trust), regarding Second Amended and Restated Property Management Agreement (11)

99.3
Letter, dated January 17, 2018, between Office Properties Income Trust (as successor to Select Income REIT) and The RMR Group LLC, regarding Business Management Agreement and Property Management Agreement, between Industrial Logistics Properties Trust and The RMR Group LLC (7)

99.4
Letter, dated January 29, 2019, between The RMR Group LLC and Industrial Logistics Properties Trust, regarding Property Management Agreement, between Industrial Logistics Properties Trust and The RMR Group LLC (14)

99.5
Amended and Restated Business Management and Shared Services Agreement, dated as of March 16, 2015, between Five Star Senior Living Inc. (formerly known as Five Star Quality Care, Inc.) and The RMR Group LLC (15)

99.6
Amended and Restated Business Management and Shared Services Agreement, dated as of March 12, 2015, by and between TravelCenters of America Inc. (formerly known as TravelCenters of America LLC) and The RMR Group LLC (16)

99.7	Management Agreement, dated as of December 18, 2019, between Centre Street Finance LLC and Tremont Realty Advisors LLC. (17)

99.8	Letter Agreement, dated as of February 21, 2020, between Industrial Logistics Properties Trust and The RMR Group LLC.(18)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on September 15, 2017.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on November 2, 2015.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 22, 2019.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 8, 2018.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on January 18, 2018.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 8, 2018.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 12, 2020.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 10, 2017.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on December 12, 2017.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 7, 2019.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on June 14, 2019.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 10, 2019.
(15)	Incorporated by reference to Five Star Senior Living Inc.’s Annual Report on Form 10-K (File No. 001-16817) filed with the SEC on March 16, 2015.
(16)	Incorporated by reference to TravelCenters of America Inc.’s Annual Report on Form 10-K (File No. 001- 33274) filed with the SEC on March 13, 2015.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 6, 2020.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 11, 2020.

(+) Contract with management or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The RMR Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The RMR Group Inc. (the "Company") as of September 30, 2020, the related consolidated statements of income, shareholders’ equity and cash flows for the year ended September 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, on October 1, 2019 the Company adopted Accounting Standards Update No. 2016-02, Leases, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 20, 2020
We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of The RMR Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The RMR Group Inc. (the Company) as of September 30, 2019, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended September 30, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2015 to 2020.

Boston, Massachusetts
November 22, 2019

The RMR Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$369,663	$358,448
Due from related parties	82,605	93,521
Prepaid and other current assets	3,877	5,848
Total current assets	456,145	457,817

Property and equipment, net	2,299	2,383
Due from related parties, net of current portion	7,764	9,238
Equity method investment	7,467	6,658
Equity method investment accounted for under the fair value option	12,152	3,682
Goodwill	1,859	1,859
Intangible assets, net of amortization	277	323
Operating lease right of use assets	34,663	—
Deferred tax asset	23,900	25,729
Other assets, net of amortization	143,727	153,143
Total assets	$690,253	$660,832

Liabilities and Equity
Current liabilities:
Other client company reimbursable expenses	$56,079	$65,909
Accounts payable and accrued expenses	16,984	20,266
Operating lease liabilities	4,407	—
Employer compensation liability	4,298	4,814
Total current liabilities	81,768	90,989

Deferred rent payable, net of current portion	—	1,620
Operating lease liabilities, net of current portion	32,030	—
Amounts due pursuant to tax receivable agreement, net of current portion	27,789	29,950
Employer compensation liability, net of current portion	7,764	9,238
Total liabilities	149,351	131,797

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,395,641 and 15,302,710 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	106,622	103,360
Retained earnings	286,249	257,457
Cumulative common distributions	(96,983)	(72,194)
Total shareholders’ equity	295,919	288,654
Noncontrolling interest	244,983	240,381
Total equity	540,902	529,035
Total liabilities and equity	$690,253	$660,832
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Income
(amounts in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2020	2019	2018
Revenues:
Management services	$168,766	$178,075	$191,594
Incentive business management fees	—	120,094	155,881
Advisory services	2,911	3,169	4,352
Total management and advisory services revenues	171,677	301,338	351,827
Reimbursable compensation and benefits	57,256	57,490	53,152
Other client company reimbursable expenses	360,572	354,540	—
Total reimbursable costs	417,828	412,030	53,152
Total revenues	589,505	713,368	404,979
Expenses:
Compensation and benefits	121,386	114,529	108,763
Equity based compensation	7,828	9,040	10,423
Separation costs	1,881	7,050	3,730
Total compensation and benefits expense	131,095	130,619	122,916
General and administrative	26,514	28,706	27,149
Other client company reimbursable expenses	360,572	354,540	—
Transaction and acquisition related costs	1,618	698	1,697
Depreciation and amortization	968	1,017	1,248
Total expenses	520,767	515,580	153,010
Operating income	68,738	197,788	251,969
Interest and other income	4,451	8,770	4,546
Tax receivable agreement remeasurement	—	—	24,710
Impairment loss on Tremont Mortgage Trust investment	—	(6,213)	(4,359)
Equity in earnings (losses) of investees	1,545	719	(578)
Unrealized gain (loss) on equity method investment accounted for under the fair value option	3,151	(4,700)	—
Income before income tax expense	77,885	196,364	276,288
Income tax expense	(11,552)	(27,320)	(58,862)
Net income	66,333	169,044	217,426
Net income attributable to noncontrolling interest	(37,541)	(94,464)	(121,385)
Net income attributable to The RMR Group Inc.	$28,792	$74,580	$96,041

Weighted average common shares outstanding - basic	16,194	16,132	16,077
Weighted average common shares outstanding - diluted	31,194	16,143	16,120

Net income attributable to The RMR Group Inc. per common share - basic	$1.77	$4.59	$5.94
Net income attributable to The RMR Group Inc. per common share - diluted	$1.75	$4.59	$5.92
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2017	$15	$1	$15	$95,878	$86,836	$84	$(33,298)	$149,531	$140,132	$289,663
Share grants, net	—	—	—	3,361	—	—	—	3,361	—	3,361
Net income	—	—	—	—	96,041	—	—	96,041	121,385	217,426
Fees from services provided prior to our initial public offering	—	—	—	—	—	—	—	—	(127)	(127)
Tax distributions to Member	—	—	—	—	—	—	—	—	(44,490)	(44,490)
Common share distributions	—	—	—	—	—	—	(16,169)	(16,169)	(15,000)	(31,169)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)	(1)	(3)
Balance at September 30, 2018	15	1	15	99,239	182,877	82	(49,467)	232,762	201,899	434,661
Share grants, net	—	—	—	4,121	—	—	—	4,121	—	4,121
Net income	—	—	—	—	74,580	—	—	74,580	94,464	169,044
Tax distributions to Member	—	—	—	—	—	—	—	—	(37,975)	(37,975)
Common share distributions	—	—	—	—	—	—	(22,727)	(22,727)	(18,000)	(40,727)
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)	(7)	(14)
Reclassification due to disposition of our Australian operations	—	—	—	—	—	(75)	—	(75)	—	(75)
Balance at September 30, 2019	15	1	15	103,360	257,457	—	(72,194)	288,654	240,381	529,035
Share grants, net	—	—	—	3,262	—	—	—	3,262	—	3,262
Net income	—	—	—	—	28,792	—	—	28,792	37,541	66,333
Tax distributions to Member	—	—	—	—	—	—	—	—	(14,939)	(14,939)
Common share distributions	—	—	—	—	—	—	(24,789)	(24,789)	(18,000)	(42,789)
Balance at September 30, 2020	$15	$1	$15	$106,622	$286,249	$—	$(96,983)	$295,919	$244,983	$540,902
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Year Ended September 30,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$66,333	$169,044	$217,426
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	968	1,017	1,248
Straight line office rent	154	391	201
Amortization expense related to other assets	9,416	9,416	9,416
Deferred income taxes	1,829	(3)	19,815
Operating expenses paid in The RMR Group Inc. common shares	3,785	4,948	4,348
Contingent consideration liability	—	—	(491)
Tax receivable agreement remeasurement	—	—	(24,710)
Distributions from equity method investments	736	549	174
Equity in (earnings) losses of investees	(1,545)	(719)	578
Impairment loss on Tremont Mortgage Trust investment	—	6,213	4,359
Unrealized (gain) loss on equity method investment accounted for under the fair value option	(3,151)	4,700	—
Changes in assets and liabilities:
Due from related parties	10,400	(64,849)	(3,736)
Prepaid and other current assets	1,971	(845)	318
Other client company reimbursable expenses	(9,830)	65,909	—
Accounts payable and accrued expenses	(3,569)	2,443	(476)
Net cash from operating activities	77,497	198,214	228,470

Cash Flows from Investing Activities:
Purchase of property and equipment	(601)	(702)	(648)
Equity method investment in TravelCenters of America Inc.	(5,319)	(8,382)	—
Equity method investment in Tremont Mortgage Trust	—	(5,650)	—
Advances to Tremont Mortgage Trust under the credit agreement	—	(14,220)	—
Repayments from Tremont Mortgage Trust under the credit agreement	—	14,220	—
Net cash used in investing activities	(5,920)	(14,734)	(648)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(32,939)	(55,975)	(59,490)
Distributions to common shareholders	(24,789)	(22,727)	(16,169)
Repurchase of common shares	(523)	(827)	(987)
Payments under tax receivable agreement	(2,111)	(2,266)	(2,962)
Net cash used in financing activities	(60,362)	(81,795)	(79,608)

Effect of exchange rate fluctuations on cash and cash equivalents	—	(85)	(6)
Increase in cash and cash equivalents	11,215	101,600	148,208
Cash and cash equivalents at beginning of period	358,448	256,848	108,640
Cash and cash equivalents at end of period	$369,663	$358,448	$256,848

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$10,189	$29,620	$37,653
Fair value of share based payments recorded	$4,912	$6,461	$7,421
Recognition of right of use assets and related lease liabilities	$40,765	$—	$—
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
As of September 30, 2020, RMR Inc. owned 15,395,641 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.2% of the economic interest of RMR LLC as of September 30, 2020. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.8% of the economic interest of RMR LLC as of September 30, 2020, which is presented as a noncontrolling interest within the consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of September 30, 2020, managed a diverse portfolio of real estate and real estate related businesses. RMR LLC provides management services to four publicly traded real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. Until December 31, 2018, RMR LLC provided management services to Select Income REIT, or SIR. On December 31, 2018, SIR merged with and into a subsidiary of OPI (then named Government Properties Income Trust, or GOV), or the GOV/SIR Merger, which then merged with and into OPI, with OPI as the surviving entity. DHC, ILPT, OPI, SVC and, until December 31, 2018, SIR, are collectively referred to as the Managed Equity REITs.
RMR LLC also provides management services to other businesses, including: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by DHC; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of whose U.S. hotels are owned by SVC; and TravelCenters of America Inc., or TA, an operator and franchisor of travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities and standalone restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operators. In addition, RMR LLC also provides management services to certain other related private companies, including ABP Trust and its subsidiaries, or collectively ABP Trust, and provided management services to Affiliates Insurance Company, or AIC, an Indiana insurance company, until its dissolution on February 13, 2020, and RMR Office Property Fund LP, or the Open End Fund, until its dissolution on July 28, 2020.
RMR Advisors LLC, or RMR Advisors, is an investment adviser registered with the Securities and Exchange Commission, or SEC. RMR Advisors is a wholly-owned subsidiary of RMR LLC and is the adviser to RMR Mortgage Trust, or RMRM. RMRM is currently a closed-end investment company. On April 16, 2020, shareholders of RMRM approved its conversion from a registered investment company to a commercial mortgage REIT and amended RMRM’s fundamental investment policies and restrictions to permit RMRM to pursue its new business. RMRM is focused on realigning its portfolio so that it is no longer an “investment company” under the Investment Company Act of 1940, or the 1940 Act, and has applied to the SEC to deregister as an investment company under the 1940 Act.
Tremont Realty Advisors LLC, or Tremont Advisors, an investment adviser registered with the SEC, was formed in connection with the acquisition of certain assets of Tremont Realty Capital LLC, or the Tremont business. Tremont Advisors is a wholly owned subsidiary of RMR LLC that manages Tremont Mortgage Trust, or TRMT, a publicly traded mortgage real estate investment trust, and, beginning as of December 18, 2019, Centre Street Finance LLC, or Centre Street, a private fund. Both TRMT and Centre Street focus primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Tremont Advisors has in the past and may in the future manage additional accounts that invest in commercial real estate debt, including secured mortgage debt. Centre Street is a direct wholly owned

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

subsidiary of ABP Trust. TRMT, together with Centre Street, are referred to as the Tremont Advisory Clients. The Tremont business also acts as a transaction originator for non-investment advisory clients for negotiated fees.
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
Equity Method Investments. As of September 30, 2020, Tremont Advisors owned 1,600,100, or approximately 19.3%, of TRMT’s outstanding common shares. We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence, but not control, over TRMT’s most significant activities. Our share of earnings and losses from our investment in TRMT is included in equity in earnings (losses) of investees in our consolidated statements of income. Our share of earnings for the fiscal years ended September 30, 2020 and 2019 were $1,545 and $719, respectively, and our share of losses for the fiscal year ended September 30, 2018 was $545. We received aggregate distributions from TRMT of $736 and $549 during the fiscal years ended September 30, 2020 and 2019, respectively. We did not receive any distributions from TRMT during the fiscal year ended September 30, 2018.
We perform periodic evaluations of potential impairment of our investment in TRMT. We record an impairment charge to reduce the carrying value of our TRMT investment to its fair value when determining, based on the length of time and the extent to which the market value is below our carrying value, that the decline in fair value is other than temporary. We determine fair value using the closing price of TRMT common shares, a Level 1 fair value input, as of the reporting period end date in which an impairment is recorded. During the fiscal years ended September 30, 2019 and 2018, we recorded impairment charges of $6,213 and $4,359, respectively.
Until July 1, 2020, we had a 0.5% general partnership interest in a fund created for an institutional investor that was managed by Tremont Advisors. We accounted for this investment under the equity method of accounting and recorded our share of the investment’s earnings or losses each period. We did not record any earnings or losses from this investment during the fiscal years ended September 30, 2020 and 2019. Our share of losses from this fund for the fiscal year ended September 30, 2018 was $33 and is included in equity in earnings (losses) of investees in our consolidated statements of income. In addition, the private fund made distributions to its partners for which our share for the fiscal year ended September 30, 2018 was $174.
Equity Method Investment Accounted for Under the Fair Value Option. As of September 30, 2020, we owned 621,853, or approximately 4.3%, of TA’s outstanding common shares. We purchased 298,538 of these shares on October 10, 2018 for $8,382, 218,577 of these shares on July 6, 2020, in conjunction with a public offering of TA’s common shares for $3,060 and 104,738 of these shares on September 30, 2020 for $2,259. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares as of the end of the period, which is a Level 1 fair value input. The market value of our investment in TA at September 30, 2020 and 2019, based on quoted market prices, was $12,152 and $3,682, respectively. The unrealized gain (loss) in our consolidated statements of income for the fiscal years ended September 30, 2020 and 2019 related to our investment in TA was $3,151 and $(4,700), respectively.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents, the majority of which is held at major commercial banks. Certain cash account balances exceed Federal Deposit Insurance Corporation insurance limits of $250,000 per account and, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.
Property and Equipment. Property and equipment are stated at cost. Depreciation of furniture and equipment is computed using the straight line method over estimated useful lives ranging from three to ten years. Depreciation for leasehold improvements is computed using the straight line method over the term of the lesser of their useful lives or related lease agreements. Capitalized software costs are depreciated using the straight line method over useful lives ranging between three and five years.
The following is a summary of property and equipment presented in our consolidated balance sheets:

	September 30,
	2020	2019
Furniture and equipment	$4,748	$4,600
Leasehold improvements	876	1,040
Capitalized software costs	189	492
Total property and equipment	5,813	6,132
Accumulated depreciation	(3,514)	(3,749)
Property and equipment, net	$2,299	$2,383
Depreciation expense related to property and equipment and capitalized software costs for the fiscal years ended September 30, 2020, 2019 and 2018, was $922, $966 and $1,161, respectively.
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
Leases. On October 1, 2019, we adopted Accounting Standards Update, or ASU, No. 2016-02, Leases, as amended, or ASU No. 2016-02, along with certain allowable practical expedients using the modified retrospective transition approach. We elected to apply the guidance to each lease that had commenced as of the adoption date. We also elected a package of practical expedients that allowed us not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the recognition requirements for initial direct costs for any expired or existing leases. Additionally, we elected to account for the lease and non-lease components as a single lease component. Upon adoption, we recorded a right of use asset of $38,126, net of the deferred rent payable of $1,620, and a lease liability of $39,746, related to our operating leases. The adoption of ASU No. 2016-02 did not affect our consolidated statements of income and cash flows.
Operating lease liabilities and right of use assets are recorded on our consolidated balance sheet and are recognized based on the present value of the future minimum lease payments over the lease term using our estimated incremental borrowing rate. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term. When additional payments are based on usage or vary based on other factors, they are expensed when incurred as variable lease expense. Minimum lease payments for leases with an initial term of twelve months or less are not recorded on our consolidated balance sheet. See Note 11, Leases, for further information regarding the adoption of ASU No. 2016-02.
Equity-Based Compensation. The awards made under our share award plan to our Directors and employees to date have been shares of Class A common stock of RMR Inc., or Class A Common Shares. Shares issued to Directors vest immediately. Shares issued to employees vest in five equal, consecutive, annual installments, with the first installment vesting on the date of grant. We recognize share forfeitures as they occur. Compensation expense related to share grants is determined based on the market value of our shares on the date of grant, with the aggregate value of the granted shares amortized to expense over the related vesting period. Expense recognized for shares granted to Directors are included in general and administrative expenses and for shares granted to employees are included in equity based compensation in our consolidated statements of income.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Revenue Recognition. Revenues from services that we provide are recognized as earned over time in accordance with contractual agreements. The services we provide represent performance obligations that are satisfied over time.
We adopted ASU No. 2014-09, Revenue from Contracts with Customers, which has been codified as ASC, Section 606, or ASC 606, effective October 1, 2018 using the modified retrospective method for all our existing contracts. The main provision of ASC 606 is to recognize revenue when control of the goods or services transfers to the customer, as opposed to the previous guidance of recognizing revenue when the risk and rewards transfer to the customer. Under ASC 606, control of the services before transfer to the client is the primary factor in determining principal versus agent assessments. We have determined that we control the services provided by third parties for certain of our Client Companies and therefore we account for the cost of these services and the related reimbursement revenue on a gross basis. Prior to adoption, costs of such services were accounted for on a net basis, with the exception of amounts related to reimbursed payroll.
Base Business Management Fees—Managed Equity REITs
We earn annual base business management fees from the Managed Equity REITs by providing continuous services pursuant to business management agreements equal to the lesser of:
•the sum of (a) 0.5% of the historical cost of transferred real estate assets, if any, as defined in the applicable business management agreement, plus (b) 0.7% of the average invested capital (exclusive of the transferred real estate assets), as defined in the applicable business management agreement, up to $250,000, plus (c) 0.5% of the average invested capital exceeding $250,000; and
•the sum of (a) 0.7% of the average market capitalization, as defined in the applicable business management agreement, up to $250,000, plus (b) 0.5% of the average market capitalization exceeding $250,000.
The foregoing base business management fees are paid monthly in arrears. For purposes of these fees, a Managed Equity REIT’s assets under management do not include shares it owns of another Client Company.
Our management agreements with the Managed Equity REITs automatically extend on December 31st of each year and have terms thereafter that end on the 20th anniversary of the date of each extension. Each of the Managed Equity REITs has the right to terminate each management agreement: (i) at any time upon 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined in the agreements, (iii) upon written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined in the agreements, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined in the agreements. We have the right to terminate the management agreements for good reason, as defined therein.
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
For the fiscal years ended September 30, 2020, 2019 and 2018, we earned aggregate base business management fees from the Managed Equity REITs of $94,354, $103,800 and $120,448, respectively.
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
We did not earn incentive business management fees for the fiscal year ended September 30, 2020. For the fiscal years ended September 30, 2019 and 2018, we recognized aggregate incentive business management fees earned from the Managed Equity REITs of $120,094 and $155,881, respectively.
Management Agreements—Managed Operators, ABP Trust, AIC and the Open End Fund
We earn management fees by providing continuous services pursuant to the management agreements from the Managed Operators and until December 31, 2019, ABP Trust, equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under Generally Accepted Accounting Principles, or GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP; (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues; and (iv) in the case of ABP Trust, revenues from all sources reportable under GAAP. Effective January 1, 2020, management fees earned from ABP Trust are equal to 0.5% of ABP Trust’s average invested capital, as defined in the management agreement. These fees are estimated and payable monthly in advance.
Until June 30, 2019, we earned fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. AIC’s property insurance program expired on June 30, 2019 and was not continued. As a result, we have not earned any management fees from AIC since that date through AIC’s dissolution on February 13, 2020.
Until it’s dissolution on July 28, 2020, we earned fees from the Open End Fund by providing a continuing and suitable real estate investment program consistent with the Open End Fund’s real estate investment policies and objectives pursuant to an administration services agreement. We earned fees equal to 1.0% of the Open End Fund’s net asset value, as defined, annually.
For the fiscal years ended September 30, 2020, 2019 and 2018, we earned aggregate fees from the Managed Operators, ABP Trust, AIC and the Open End Fund of $25,906, $28,471 and $27,609, respectively.
Property Management Fees
We earn property management fees by providing continuous services pursuant to property management agreements with certain Client Companies. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. For the fiscal years ended September 30, 2020, 2019 and 2018, we earned aggregate property management fees of $47,690, $45,550 and $42,482, respectively.
Advisory Services and Other Agreements

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

RMR Advisors is compensated pursuant to its agreement with RMRM at an annual rate of 0.85% of RMRM’s average daily managed assets. Average daily managed assets includes the net asset value attributable to RMRM’s outstanding common shares and cash on hand, plus the liquidation preference of RMRM’s outstanding preferred shares and the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RMRM. RMR Advisors earned advisory services revenue for the fiscal years ended September 30, 2020, 2019 and 2018 of $2,767, $3,013 and $2,888, respectively.
Tremont Advisors is primarily compensated pursuant to its management agreements with TRMT and Centre Street at an annual rate of 1.5% of TRMT’s and Centre Street’s equity, as defined in the applicable agreements. Tremont Advisors may also earn an incentive fee under these management agreements beginning in the fourth quarter of calendar year 2018 for TRMT, and the first full calendar year of 2021 for Centre Street, equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) TRMT’s and Centre Street’s core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) TRMT’s and Centre Street’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Advisors with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless TRMT’s or Centre Street’s core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from the date of the completion of the initial public offering for TRMT or December 18, 2019 for Centre Street) in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont Advisors agreed to waive any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until December 31, 2020. In addition, no incentive fee was or will be paid or payable by TRMT to Tremont Advisors for the 2018, 2019 and 2020 calendar years.
Tremont Advisors earned advisory services revenue from the Tremont Advisory Clients of $144, $156 and $1,464 for the fiscal years ended September 30, 2020, 2019 and 2018, respectively, in each case net of the fee waiver referenced above, as applicable.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it originates. For the fiscal years ended September 30, 2020, 2019 and 2018, the Tremont business earned fees for such origination services of $816, $194 and $1,055, respectively, which amounts are included in management services revenue in our consolidated statements of income.
Reimbursable Compensation and Benefits
Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services we provide pursuant to our property management agreements, a significant portion of which are charged or passed through to and were paid by tenants of our Client Companies. We recognize the revenue for reimbursements when we incur the related reimbursable compensation and benefits and other costs on behalf of our Client Companies. We realized reimbursable compensation and benefits for the fiscal years ended September 30, 2020, 2019 and 2018, of $57,256, $57,490 and $53,152, respectively.
Reimbursable compensation and benefits also includes grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our consolidated statements of income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our Client Companies to certain of our officers and employees. We realized equity based compensation expense and related reimbursements for the fiscal years ended September 30, 2020, 2019 and 2018, of $4,912, $6,461 and $7,421, respectively.
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
As a result of adopting ASC 606, our consolidated statement of income for the fiscal years ended September 30, 2020 and 2019 reflect corresponding increases in revenue and expense of $360,572 and $354,540, respectively, in other client company reimbursable expenses, with no impact on net income. Our consolidated balance sheets as of September 30, 2020 and 2019 also include other client company reimbursable expenses of $56,079 and $65,909, respectively.
Other Assets. On June 5, 2015 in connection with the formation of RMR Inc., each of DHC, OPI (then GOV and SIR) and SVC contributed cash and shares with a combined value of $167,764. The consideration received from such Managed Equity REITs for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares in the amount of $193,806, which we recorded in other assets. The other assets are being amortized against revenue recognized related to the management agreements using the straight line method through the period ended December 31, 2035. For the fiscal years ended September 30, 2020, 2019 and 2018, we reduced revenue by $9,416 each year, related to the amortization of these other assets. As of September 30, 2020, the remaining amount of these other assets to be amortized was $143,727.
Transaction and Acquisition Related Costs. Transaction and acquisition related costs include costs related to completed and potential management services contracts, pre-commencement costs, acquisitions and other strategic transactions. Such costs include underwriting expenses, commissions paid to third-party broker dealers, legal, accounting, valuation, other professional or consulting and regulatory filing fees. Transaction and acquisition related costs are expensed as incurred.
    Use of Estimates. Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.
Note 3. Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for us as of October 1, 2020. We have not historically experienced credit losses from our Client Companies and do not expect the adoption of ASU No. 2016-13 to have a material impact on our consolidated financial statements.
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
We had income (loss) before income taxes as follows:

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2020	2019	2018
United States	$77,885	$196,364	$276,340
Foreign	—	—	(52)
Total	$77,885	$196,364	$276,288
We had a provision for income taxes which consists of the following:

	Fiscal Year Ended September 30,
	2020	2019	2018
Current:
Federal	$7,138	$20,020	$29,644
State	2,584	7,302	9,403
Deferred:
Federal	1,252	(28)	15,043
State	578	26	4,772
Total	$11,552	$27,320	$58,862
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year Ended September 30,
	2020	2019	2018
Income taxes computed at the federal statutory rate	21.0%	21.0%	24.5%
State taxes, net of federal benefit	2.9%	2.9%	2.6%
Tax Act transitional impact (1)	—%	—%	7.2%
Permanent items (2)	1.0%	0.1%	(2.2)%
Net income attributable to noncontrolling interest	(10.1)%	(10.1)%	(10.8)%
Total	14.8%	13.9%	21.3%
(1)    Transitional impact for the year ending September 30, 2018 is the $19,817 adjustment to our deferred tax asset due to the reduction in our corporate income tax rate under the Tax Act.
(2)    Permanent items for the year ending September 30, 2018 include the $24,710 reduction in our liability related to the tax receivable agreement, dated June 5, 2015, by and among RMR Inc., RMR LLC and ABP Trust, or the Tax Receivable Agreement, discussed in Note 6, Related Person Transactions.
The components of the deferred tax assets as of September 30, 2020 and 2019 are entirely comprised of the outside basis difference in our partnership interest in RMR LLC.

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of September 30, 2020, 2019 and 2018, we had no uncertain tax positions.
Note 5. Fair Value of Financial Instruments
As of September 30, 2020 and 2019, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, which include liabilities related to other client company reimbursable expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
The following are our assets and liabilities that all have been measured at fair value using Level 1 inputs in the fair value hierarchy as of September 30, 2020 and 2019:

	September 30,
	2020	2019
Money market funds included in cash and cash equivalents	$341,612	$357,526
Current portion of due from related parties related to share based payment awards	4,298	4,814
Long term portion of due from related parties related to share based payment awards	7,764	9,238
Current portion of employer compensation liability related to share based payment awards	4,298	4,814
Long term portion of employer compensation liability related to share based payment awards	7,764	9,238
Note 6. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. As of September 30, 2020, Adam D. Portnoy beneficially owned, in aggregate, (i) 157,502 Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC. Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer is also an officer of ABP Trust and an officer and employee of RMR LLC.
Adam D. Portnoy is also the chair of the board of trustees of each of the Managed Equity REITs, the chair of the board of directors of each of Five Star and TA, a managing trustee or managing director of each of the Managed REITs, Five Star, RMRM and TA, a director of Sonesta (and its parent) and, with a family member, is the majority shareholder of Sonesta. Jennifer B. Clark, our other Managing Director, is a managing trustee of DHC and RMRM, a managing director of FVE and a director of Sonesta, and she serves as the secretary of all the publicly traded Client Companies and Sonesta and as an officer of ABP Trust. Prior to its dissolution on February 13, 2020, Mr. Portnoy was a director of AIC and Ms. Clark was the president and chief executive officer of AIC.
As of September 30, 2020, Adam D. Portnoy beneficially owned, in aggregate, 6.4% of Five Star’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 4.6% of TA’s outstanding common shares (including through RMR LLC), 2.3% of RMRM’s outstanding common shares, and 19.4% of TRMT’s outstanding common shares (including through Tremont Advisors). Until its dissolution on February 13, 2020, ABP Trust owned 14.3% of AIC. As of September 30, 2020, ABP Trust owned 100% of Centre Street.
On July 1, 2019, DHC, OPI and SVC sold all their Class A Common Shares in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, those Managed Equity REITs and the underwriters named therein.
The Managed Equity REITs, TRMT and RMRM all have no employees, and the Open End Fund and AIC had no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs, and did the same for the Open End Fund (until its dissolution on July 28, 2020) and AIC (until its dissolution on February 13, 2020), pursuant to management agreements with them. All the officers of the Managed Equity REITs are, and all of the officers of the Open End Fund were, officers or employees of RMR LLC. All the officers, overhead and required office space of TRMT are provided or arranged by Tremont Advisors. All of TRMT’s officers are officers or employees of Tremont Advisors or RMR LLC. All the officers, overhead and required office space of RMRM are provided or arranged by RMR Advisors. All of RMRM’s officers are officers or employees of RMR Advisors or RMR LLC. Many of the executive officers of the Managed Operators are officers or employees of RMR LLC. Some of our executive officers are also managing directors or managing trustees of certain of the Managed REITs, the Managed Operators and RMRM.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Revenues from Related Parties
For the fiscal years ended September 30, 2020, 2019 and 2018, we recognized revenues from related parties as set forth in the following table:

	Fiscal Year Ended September 30,
	2020		2019 (1)		2018 (2)
	$	%	$	%	$	%
Managed Equity REITs:
DHC	$175,082	29.7%	$210,728	29.5%	$118,301	29.2%
ILPT	48,056	8.2	43,242	6.1	10,935	2.7
OPI (3)	242,217	41.1	239,291	33.5	53,954	13.3
SIR (3)	—	—	47,843	6.7	62,321	15.4
SVC	61,836	10.5	102,029	14.3	118,596	29.3
	527,191	89.5	643,133	90.1	364,107	89.9

Managed Operators:
Five Star	9,084	1.5	9,702	1.4	9,840	2.4
Sonesta	1,738	0.3	3,186	0.4	2,847	0.7
TA	13,565	2.3	14,191	2.0	15,357	3.8
	24,387	4.1	27,079	3.8	28,044	6.9

Other Client Companies:
ABP Trust	12,544	2.2	15,070	2.1	4,865	1.2
AIC	98	—	570	0.1	240	0.1
Open End Fund	18,988	3.2	20,366	2.9	608	0.2
RMRM	2,767	0.5	3,013	0.4	2,888	0.7
TRMT	2,546	0.4	3,509	0.5	2,505	0.6
Centre Street	119	—	—	—	—	—
	37,062	6.3	42,528	6.0	11,106	2.8

Total revenues from related parties	588,640	99.9	712,740	99.9	403,257	99.6
Revenues from unrelated parties	865	0.1	628	0.1	1,722	0.4
	$589,505	100.0%	$713,368	100.0%	$404,979	100.0%
(1)The amounts for the fiscal year ended September 30, 2019 include incentive business management fees of $40,642, $25,817 and $53,635, which RMR LLC earned for the 2018 calendar year from DHC, SIR and SVC, respectively, and which were paid in January 2019.
(2)The amounts for the fiscal year ended September 30, 2018 include incentive business management fees of $55,740, $25,569 and $74,572, which RMR LLC earned for the 2017 calendar year from DHC, SIR and SVC, respectively, and which were paid in January 2018.
(3)OPI acquired SIR by merger on December 31, 2018. This table presents revenues for the fiscal year ended September 30, 2018 and, for the applicable part of the fiscal year ended September 30, 2019, from SIR separately as they relate to periods prior to this merger.
For additional information regarding our management or advisory agreements with these related parties, please see Note 2, Summary of Significant Accounting Policies.
TRMT’s 2019 Offering
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
As of September 30, 2020, Tremont Advisors owned 1,600,100, or approximately 19.3%, of TRMT’s common shares.
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
RMR Office Property Fund LP
On August 31, 2018, ABP Trust formed the Open End Fund. In connection with the formation of the Open End Fund, ABP Trust contributed 15 properties to the Open End Fund with an aggregate value of $206,300. A wholly-owned subsidiary of ABP Trust served as the general partner of the Open End Fund. RMR LLC had committed to contribute up to $100,000 to the Open End Fund when called by the general partner. On July 28, 2020, the Open End Fund was dissolved and RMR LLC’s $100,000 commitment was terminated as a result. In connection with the dissolution, all of the properties that ABP Trust had contributed to the Open End Fund were transferred back to ABP Trust.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	September 30,
	2020	2019
Managed Equity REITs:
DHC	$27,583	$25,505
ILPT	8,880	10,630
OPI	38,412	39,233
SVC	10,584	18,933
	85,459	94,301

Managed Operators:
Five Star	251	136
Sonesta	—	37
TA	556	392
	807	565

Other Client Companies:
ABP Trust	3,454	2,580
AIC	7	7
Open End Fund	—	4,567
RMRM	—	75
TRMT	633	664
Centre Street	9	—
	4,103	7,893
	$90,369	$102,759
Leases
As of September 30, 2020, we leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. During the fiscal years ended September 30, 2020, 2019 and 2018, we incurred rental expense under related party leases aggregating $5,619, $5,646 and $4,839, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated. For additional information regarding leases, please see Note 11, Leases.
Tax-Related Payments
Pursuant to our Tax Receivable Agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the Tax Receivable Agreement. In connection with the Tax Act and the resulting lower corporate income tax rates applicable to RMR Inc., we remeasured the amounts due pursuant to our Tax Receivable Agreement with ABP Trust and reduced our liability by $24,710, which is presented on our consolidated statements of income for the fiscal year ended September 30, 2018 as Tax Receivable Agreement remeasurement. During the fiscal years ended September 30, 2020, 2019 and 2018, we paid $2,111, $2,266 and $2,962, respectively, to ABP Trust pursuant to the Tax Receivable Agreement. As of September 30, 2020, our consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $29,950, including $2,161 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2021.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members estimated quarterly, subject to future adjustment based on actual results. For the fiscal years ended September 30, 2020, 2019 and 2018, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $31,545, $79,074 and $92,430 respectively, of which $16,606, $41,099 and $47,940, respectively, was distributed to us and $14,939, $37,975 and $44,490, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay our U.S. federal and state income tax liabilities and to pay our obligations under the Tax Receivable Agreement.
Purchase of TA Shares
On July 6, 2020, RMR LLC purchased 218,577 shares of TA common stock in an underwritten public equity offering. RMR LLC paid an aggregate purchase price of $3,060 for these shares.
On September 30, 2020, RMR LLC purchased 104,738 shares of TA common stock from Andrew J. Rebholz, TA’s former Managing Director and Chief Executive Officer pursuant to a right of first refusal. RMR LLC paid an aggregate purchase price of $2,259 for these shares.
As a result, as of September 30, 2020, RMR LLC owned 621,853 shares of TA common stock, or approximately 4.3% of TA’s then outstanding shares of common stock.
Registration and Lock-up Agreements
The following registration rights and lock-up agreements are in effect:
•ABP Trust Registration Rights Agreement. RMR Inc. is party to a registration rights agreement with ABP Trust pursuant to which RMR Inc. has granted ABP Trust demand and piggyback registration rights, subject to certain limitations, covering the Class A Common Shares ABP Trust owns, including the shares received on conversion of Class B-1 Common Shares or redemption of the paired Class B-2 Common Shares and Class A Units of RMR LLC.
•Founders Registration Rights and Lock-Up Agreements. Adam D. Portnoy and ABP Trust are parties to a registration rights and lock-up agreement with each of DHC, OPI and SVC with respect to each such Managed Equity REITs’ common shares pursuant to which ABP Trust and Adam D. Portnoy agreed not to transfer the Managed Equity REITs’ common shares they acquired in connection with RMR LLC’s reorganization in June 2015 for a period of ten years, subject to certain exceptions, and each of those Managed Equity REITs has granted ABP Trust and Adam D. Portnoy demand and piggyback registration rights, subject to certain limitations.
•Registration Rights and Lock-Up Agreement with FVE. Adam D. Portnoy and ABP Trust are parties to a registration rights and lock-up agreement with FVE with respect to FVE’s common stock pursuant to which ABP Trust and Adam D. Portnoy agreed not to transfer the FVE common stock they acquired in 2016 for a period of ten years, subject to certain exceptions, and FVE has granted ABP Trust and Adam D. Portnoy demand and piggyback registration rights, subject to certain limitations.
In addition, in connection with a capital market transaction that we or any of our Client Companies may engage in from time-to-time, we or other Client Companies and our and their related parties may enter into customary lock up agreements with the underwriters for that capital transaction with respect to the shares that we or the other Client Companies may own of the issuer in that capital market transaction.
Relationships Between Client Companies
Several of our Client Companies have historical and ongoing material relationships with other Client Companies. As of September 30, 2020, SVC owned 8.2% of the outstanding common shares of TA and 33.9% of the outstanding shares of Sonesta, and DHC owned 33.9% of the outstanding common stock of Five Star. Until AIC’s dissolution on February 13, 2020, each of ABP Trust, the Managed Equity REITs, Five Star and TA owned AIC in equal amounts. SVC is TA’s principal landlord and TA is SVC’s largest tenant, operating travel center locations owned by SVC pursuant to long term leases, and Sonesta manages many of the hotels SVC owns and most of the hotels Sonesta operates are owned by SVC. Five Star manages most of the senior living communities that DHC owns pursuant to long term agreements. On December 31, 2018, SIR merged with and into a wholly owned subsidiary of OPI. Several of the independent trustees and independent directors of our publicly

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

owned Client Companies also serve as independent trustees or independent directors of other publicly owned Client Companies.
Separation Arrangements
In October 2020, we entered into a retirement agreement with David M. Blackman, an Executive Vice President of RMR LLC. Mr. Blackman also currently serves as president, chief executive officer and a director of Tremont Realty Advisors LLC, president, chief executive officer and managing trustee of TRMT, president, chief executive officer and managing trustee of OPI, and executive vice president of RMR Advisors LLC. Mr. Blackman will continue to serve in his current officer, director and trustee roles with RMR LLC, Tremont Realty Advisors LLC, TRMT, OPI and RMR Advisors through December 31, 2020, except that he will continue to serve as a managing trustee of OPI until June 30, 2021 or such earlier time as his successor managing trustee is elected to OPI’s board of trustees. In addition, Mr. Blackman will continue to serve as an employee of RMR LLC through June 30, 2021. Under Mr. Blackman’s retirement agreement, RMR LLC agreed to pay Mr. Blackman combined cash payments in the amount of $2,850, with half of that amount expected to be paid on or about January 31, 2021 and the other half expected to be paid on or about July 31, 2021. In addition, in October 2020, our Compensation Committee approved the acceleration of all 9,400 unvested shares owned by Mr. Blackman of us as of his retirement date, June 30, 2021, subject to conditions. During the quarter ending December 31, 2020, we expect to record approximately $300 of equity based separation costs related to the acceleration of these shares and approximately $2,900 of cash separation costs, including taxes, related to the payments discussed above.
We entered into retirement agreements with each of Mark L. Kleifges, Bruce J. Mackey Jr., John C. Popeo and Andrew J. Rebholz, each a former Executive Vice President of RMR LLC, between October 24, 2018 and December 13, 2019 in connection with their retirements. Pursuant to these agreements, we made various cash payments and accelerated the vesting of unvested shares RMR Inc. previously awarded to these retiring officers. We also enter into separation arrangements from time to time with other nonexecutive officers and employees of ours. All costs associated with separation arrangements, for which there remains no substance performance obligations, are recorded in our consolidated statements of income as separation costs. During the quarter ending December 31, 2020, we expect to record approximately $100 of equity based separation costs related to the acceleration of shares and approximately $1,300 of cash separation costs, including taxes, related to a separation arrangement with one of our nonexecutive officers.
For the fiscal years ended September 30, 2020, 2019 and 2018, we recognized cash and equity based separation costs as set forth in the following table:

	Fiscal Year Ended September 30,
	2020	2019	2018
Former executive officers:
Cash separation costs	$260	$5,312	$1,875
Equity based separation costs	281	1,488	483
	541	6,800	2,358
Former nonexecutive officers and other:
Cash separation costs (1)	1,316	153	1,372
Equity based separation costs	24	97	—
	1,340	250	1,372
Total separation costs	$1,881	$7,050	$3,730
(1)The fiscal year ended September 30, 2020 includes a withdrawal liability of $515 related to a prior Client Company’s shared pension plan, for which the funded status was previously not reflected on our consolidated balance sheet as the plan was accounted for as a multiemployer benefit plan.
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
Note 7. Shareholders’ Equity
Common Shares
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
Issuances and Repurchases
We grant our Class A Common Shares to our officers and employees under the 2016 Omnibus Equity Plan adopted in 2016, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. During the fiscal years ended September 30, 2020, 2019 and 2018, we granted to our Managing Directors, in their capacities as our officers and employees, and to certain of our other officers and employees, an aggregate of 93,700, 77,900 and 65,000, respectively, of our Class A Common Shares. We also granted to each of our Managing Directors and Independent Directors 3,000, 2,500 and 2,500 of our Class A Common Shares during each of the fiscal years ended September 30, 2020, 2019 and 2018 as part of his or her annual compensation for serving as a Director.
The Class A Common Shares granted to our Independent Directors and Managing Directors, in their capacities as Directors, vest immediately and are included in general and administrative expense in our consolidated statements of income. The Class A Common Shares granted to our Managing Directors, in their capacities as our officers and employees, and to our other officers and employees vest in five equal annual installments beginning on the date of the grant and are included in equity based compensation expense in our consolidated statements of income. During the fiscal years ended September 30, 2020, 2019 and 2018, we recorded general and administrative expenses of $564, $784 and $864, respectively, and equity based compensation expenses of $2,916, $2,579 and $3,001, respectively, related to awards we made under the 2016 Plan.
In connection with the vesting and issuance of awards of our common shares to Directors, officers and employees, we repurchase our Class A Common Shares to satisfy tax withholding and payment obligations. The repurchase price is based on the repurchase date closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq. The aggregate value of Class A Common Shares repurchased during the fiscal years ended September 30, 2020, 2019 and 2018, was $523, $827 and $987, respectively, which is recorded as a decrease to additional paid in capital within shareholders’ equity in our consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

A summary of shares granted and vested, including shares withheld, repurchased or forfeited, under the terms of the 2016 Plan for the fiscal years ended September 30, 2020, 2019 and 2018 is as follows:

	2020		2019		2018
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	126,160	$59.38	110,240	$69.11	104,020	$45.57
Shares granted	111,700	$30.04	90,400	$48.31	77,500	$90.83
Vested shares withheld and repurchased	(17,539)	$29.83	(17,167)	$48.18	(11,369)	$86.92
Shares vested	(75,101)	$39.18	(56,833)	$51.46	(59,671)	$64.90
Shares forfeited	(1,230)	$40.08	(480)	$68.95	(240)	$84.90
Unvested shares, end of year	143,990	$44.10	126,160	$59.38	110,240	$69.11
The 143,990 unvested shares as of September 30, 2020 are scheduled to vest as follows: 50,560 shares in 2021, 41,930 shares in 2022, 32,760 shares in 2023 and 18,740 in 2024. As of September 30, 2020, the estimated future compensation expense for the unvested shares was $6,350 based on the grant date fair value of these shares. The weighted average period over which this compensation expense will be recorded is approximately 26 months. At September 30, 2020, 204,359 of our common shares remained available for issuance under the 2016 Plan.
Distributions
During the fiscal years ended September 30, 2020, 2019 and 2018, we declared and paid distributions on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Fiscal Year Ended September 30, 2020
10/17/2019	10/28/2019	11/14/2019	$0.38	$6,195
1/16/2020	1/27/2020	2/20/2020	0.38	6,194
4/16/2020	4/27/2020	5/21/2020	0.38	6,200
7/16/2020	7/27/2020	8/20/2020	0.38	6,200
			$1.52	$24,789
Fiscal Year Ended September 30, 2019
10/18/2018	10/29/2018	11/15/2018	$0.35	$5,680
1/18/2019	1/28/2019	2/21/2019	0.35	5,680
4/18/2019	4/29/2019	5/16/2019	0.35	5,684
7/18/2019	7/29/2019	8/15/2019	0.35	5,683
			$1.40	$22,727
Fiscal Year Ended September 30, 2018
10/12/2017	10/23/2017	11/16/2017	$0.25	$4,041
1/19/2018	1/29/2018	2/22/2018	0.25	4,040
4/19/2018	4/30/2018	5/17/2018	0.25	4,044
7/19/2018	7/30/2018	8/16/2018	0.25	4,044
			$1.00	$16,169

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

These distributions were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Fiscal Year Ended September 30, 2020
10/17/2019	10/28/2019	11/14/2019	$0.30	$9,391	$4,891	$4,500
1/16/2020	1/27/2020	2/20/2020	0.30	9,390	4,890	4,500
4/16/2020	4/27/2020	5/21/2020	0.30	9,394	4,894	4,500
7/16/2020	7/27/2020	8/20/2020	0.30	9,395	4,895	4,500
			$1.20	$37,570	$19,570	$18,000
Fiscal Year Ended September 30, 2019
10/18/2018	10/29/2018	11/15/2018	$0.30	$9,369	$4,869	$4,500
1/18/2019	1/28/2019	2/21/2019	0.30	9,369	4,869	4,500
4/18/2019	4/29/2019	5/16/2019	0.30	9,372	4,872	4,500
7/18/2019	7/29/2019	8/15/2019	0.30	9,371	4,871	4,500
			$1.20	$37,481	$19,481	$18,000
Fiscal Year Ended September 30, 2018
10/12/2017	10/23/2017	11/16/2017	$0.25	$7,791	$4,041	$3,750
1/19/2018	1/29/2018	2/22/2018	0.25	7,790	4,040	3,750
4/19/2018	4/30/2018	5/17/2018	0.25	7,794	4,044	3,750
7/19/2018	7/30/2018	8/16/2018	0.25	7,794	4,044	3,750
			$1.00	$31,169	$16,169	$15,000
On November 19, 2020, we paid a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares, in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,230. This dividend was paid to our shareholders of record as of the close of business on October 26, 2020. This dividend was partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,419, of which $4,919 was distributed to us based on our then aggregate ownership of 16,395,641 membership units of RMR LLC and $4,500 was distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend was funded with cash accumulated at RMR Inc.
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
Unvested Class A Common Shares granted to our employees are deemed participating securities for purposes of calculating earnings per common share because they have dividend rights. We calculate earnings per share using the two-class method. Under the two-class method, we allocate earnings proportionately to vested Class A Common Shares and Class B-1 Common Shares outstanding and unvested Class A Common Shares outstanding for the period. Earnings attributable to unvested Class A Common Shares are excluded from earnings per share under the two-class method as reflected in our consolidated statements of income.
The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the fiscal year ended September 30, 2020, the assumed redemption is dilutive to earnings per share as presented in the table below. For the fiscal years ended September 30, 2019 and 2018, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive. The calculation of basic and diluted earnings per share for the fiscal years ended September 30, 2020, 2019 and 2018, is as follows:

	Fiscal Year Ended September 30,
	2020	2019	2018
Numerators:
Net income attributable to The RMR Group Inc.	$28,792	$74,580	$96,041
Income attributable to unvested participating securities	(209)	(482)	(564)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	28,583	74,098	95,477
Effect of dilutive securities:
Add back: net income attributable to noncontrolling interest	37,541	—	—
Add back: income tax expense	11,552	—	—
Income tax expense at enacted tax rates assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares	(23,183)	—	—
Net income attributable to The RMR Group Inc. used in calculating diluted EPS	$54,493	$74,098	$95,477

Denominators:
Weighted average common shares outstanding - basic	16,194	16,132	16,077
Effect of dilutive securities:
Assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	—	—
Incremental unvested shares	—	11	43
Weighted average common shares outstanding - diluted	31,194	16,143	16,120

Net income attributable to The RMR Group Inc. per common share - basic	$1.77	$4.59	$5.94
Net income attributable to The RMR Group Inc. per common share - diluted	$1.75	$4.59	$5.92
Note 9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the fiscal years ended September 30, 2020, 2019 and 2018, is calculated as follows:

	Fiscal Year Ended September 30,
	2020	2019	2018
Income before income tax expense	$77,885	$196,364	$276,288
RMR Inc. franchise tax expense and interest income	481	329	488
Tax receivable agreement remeasurement	—	—	(24,710)
Fees from services provided prior to our initial public offering	—	—	(127)
Net income before noncontrolling interest	78,366	196,693	251,939
Net income attributable to noncontrolling interest	(37,541)	(94,464)	(121,258)
Net income attributable to RMR Inc. before income tax expense	40,825	102,229	130,681
Tax receivable agreement remeasurement	—	—	24,710
Income tax expense attributable to RMR Inc.	(11,552)	(27,320)	(58,862)
RMR Inc. franchise tax expense and interest income	(481)	(329)	(488)
Net income attributable to RMR Inc.	$28,792	$74,580	$96,041

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 10. Employee Benefits
We have established a defined contribution savings plan for eligible employees under the provisions of U.S. Internal Revenue Code Section 401(k) whereby we contribute 100.0% of the first 3.0% and 50.0% of the next 2.0% of an employee’s cash compensation contributed to the plan up to stated maximums. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Employees’ contributions and our related matching contributions are fully vested when made. Our plan contributions and expenses for the fiscal years ended September 30, 2020, 2019 and 2018 were $2,603, $2,466 and $2,213, respectively.
Note 11. Leases
We enter into operating leases, as the lessee, for office space and determine if an arrangement is a lease at inception of the arrangement. Operating lease liabilities and right of use assets are recognized on our consolidated balance sheet for leases with an initial term greater than 12 months based on the present value of the future minimum lease payments over the lease term using our estimated incremental borrowing rate. Minimum lease payments for leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. As of September 30, 2020, we had 31 leases that expire at various dates through 2030, the weighted average remaining lease term was 8.9 years and the determination of the present value of the remaining lease payments utilized a weighted average discount rate of 3.1%.
For the fiscal year ended September 30, 2020, operating lease costs for leases with an initial lease term greater than 12 months totaled $6,366, including variable lease payments of $660 and non-cash straight-line rent amounts of $154. Lease expense for leases with an initial term of 12 months or less was $68 for the fiscal year ended September 30, 2020. The cash portion for all of our operating leases totaled $6,280 for the fiscal year ended September 30, 2020. Lease expense recognized under the standard in effect prior to our adoption of ASU 2016-02 for the fiscal years ended September 30, 2019 and 2018 totaled $6,370 and $5,364.
The following table presents the undiscounted cash flows on an annual fiscal year basis for our operating lease liabilities as of September 30, 2020:

2021	$5,480
2022	5,555
2023	4,926
2024	4,428
2025	4,090
Thereafter	17,309
Total lease payments (1)	41,788
Less: imputed interest	(5,351)
Present value of operating lease liabilities	36,437
Less: current portion of operating lease liabilities	(4,407)
Operating lease liabilities, net of current portion	$32,030
(1)     Excludes $771 of lease payments for signed leases that have not yet commenced.
Some of the foregoing leases are with related parties. As of September 30, 2020, $37,284 of total lease payments and $5,198 of imputed interest are for our principal executive offices, which are leased from an affiliate of ABP Trust pursuant to a lease agreement that expires in 2030.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 12. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

	Fiscal Year Ended September 30, 2020
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$167,949	$817	$168,766
Advisory services	—	2,911	2,911
Total management and advisory services revenues	167,949	3,728	171,677
Reimbursable compensation and benefits	55,648	1,608	57,256
Other client company reimbursable expenses	360,572	—	360,572
Total reimbursable costs	416,220	1,608	417,828
Total revenues	584,169	5,336	589,505
Expenses:
Compensation and benefits	113,758	7,628	121,386
Equity based compensation	7,680	148	7,828
Separation costs	1,881	—	1,881
Total compensation and benefits expense	123,319	7,776	131,095
General and administrative	22,843	3,671	26,514
Other client company reimbursable expenses	360,572	—	360,572
Transaction and acquisition related costs	485	1,133	1,618
Depreciation and amortization	921	47	968
Total expenses	508,140	12,627	520,767
Operating income (loss)	76,029	(7,291)	68,738
Interest and other income	4,079	372	4,451
Equity in earnings of investees	—	1,545	1,545
Unrealized gain on equity method investment accounted for under the fair value option	3,151	—	3,151
Income (loss) before income tax expense	83,259	(5,374)	77,885
Income tax expense	—	(11,552)	(11,552)
Net income (loss)	$83,259	$(16,926)	$66,333

Total assets	$643,318	$46,935	$690,253
(1)Intersegment revenues of $5,091 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2019
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$177,881	$194	$178,075
Incentive business management fees	120,094	—	120,094
Advisory services	—	3,169	3,169
Total management and advisory services revenues	297,975	3,363	301,338
Reimbursable compensation and benefits	54,816	2,674	57,490
Other client company reimbursable expenses	354,540	—	354,540
Total reimbursable costs	409,356	2,674	412,030
Total revenues	707,331	6,037	713,368
Expenses:
Compensation and benefits	107,562	6,967	114,529
Equity based compensation	8,862	178	9,040
Separation costs	7,050	—	7,050
Total compensation and benefits expense	123,474	7,145	130,619
General and administrative	25,026	3,680	28,706
Other client company reimbursable expenses	354,540	—	354,540
Transaction and acquisition related costs	698	—	698
Depreciation and amortization	966	51	1,017
Total expenses	504,704	10,876	515,580
Operating income (loss)	202,627	(4,839)	197,788
Interest and other income	7,831	939	8,770
Impairment loss on Tremont Mortgage Trust investment	—	(6,213)	(6,213)
Equity in earnings of investees	—	719	719
Unrealized loss on equity method investment accounted for under the fair value option	(4,700)	—	(4,700)
Income (loss) before income tax expense	205,758	(9,394)	196,364
Income tax expense	—	(27,320)	(27,320)
Net income (loss)	$205,758	$(36,714)	$169,044

Total assets	$606,650	$54,182	$660,832
(1)Intersegment revenues of $3,975 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2018
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$190,539	$1,055	$191,594
Incentive business management fees	155,881	—	155,881
Advisory services	—	4,352	4,352
Total management and advisory services revenues	346,420	5,407	351,827
Reimbursable compensation and benefits	50,664	2,488	53,152
Total reimbursable costs	50,664	2,488	53,152
Total revenues	397,084	7,895	404,979
Expenses:
Compensation and benefits	102,736	6,027	108,763
Equity based compensation	10,310	113	10,423
Separation costs	2,946	784	3,730
Total compensation and benefits expense	115,992	6,924	122,916
General and administrative	23,397	3,752	27,149
Transaction and acquisition related costs	1,555	142	1,697
Depreciation and amortization	1,161	87	1,248
Total expenses	142,105	10,905	153,010
Operating income (loss)	254,979	(3,010)	251,969
Interest and other income	4,170	376	4,546
Tax receivable agreement remeasurement	—	24,710	24,710
Impairment loss on Tremont Mortgage Trust investment	—	(4,359)	(4,359)
Equity in earnings (losses) of investees	33	(611)	(578)
Income before income tax expense	259,182	17,106	276,288
Income tax expense	—	(58,862)	(58,862)
Net income (loss)	$259,182	$(41,756)	$217,426

Total assets	$442,156	$56,883	$499,039
(1)Intersegment revenues of $4,002 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the consolidated financial statements.
Note 13. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for the fiscal years ended September 30, 2020 and 2019:

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$159,892	$140,861	$138,649	$150,103
Net income	$21,624	$14,921	$15,395	$14,393
Net income attributable to The RMR Group Inc.	$9,449	$6,468	$6,717	$6,158
Net income attributable to The RMR Group Inc. per common share - diluted	$0.58	$0.39	$0.41	$0.38
Common distributions declared	$0.38	$0.38	$0.38	$0.38

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
(1)Includes incentive business management fee revenue of $120,094.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RMR GROUP INC.
By:	/s/ Adam D. Portnoy
Adam D. Portnoy
Managing Director, President and Chief Executive Officer
Dated:	November 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam D. Portnoy	Managing Director, President and Chief Executive Officer	November 20, 2020
Adam D. Portnoy	(principal executive officer)

/s/ Matthew P. Jordan	Executive Vice President, Chief Financial Officer and Treasurer	November 20, 2020
Matthew P. Jordan	(principal financial officer and principal accounting officer)

/s/ Jennifer B. Clark	Managing Director, Executive Vice President, General Counsel	November 20, 2020
Jennifer B. Clark	and Secretary

/s/ Ann Logan	Independent Director	November 20, 2020
Ann Logan

/s/ Rosen Plevneliev	Independent Director	November 20, 2020
Rosen Plevneliev

/s/ Jonathan Veitch	Independent Director	November 20, 2020
Jonathan Veitch

/s/ Walter C. Watkins, Jr.	Independent Director	November 20, 2020
Walter C. Watkins, Jr.