Form 10-Q
period 2020-12-31
RMR GROUP INC.
filed 2021-02-02
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of February 1, 2021, there were 15,395,641 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

December 31, 2020

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	December 31,	September 30,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$383,213	$369,663
Due from related parties	68,445	82,605
Prepaid and other current assets	5,615	3,877
Total current assets	457,273	456,145

Property and equipment, net	2,345	2,299
Due from related parties, net of current portion	11,289	7,764
Equity method investment	7,874	7,467
Equity method investment accounted for under the fair value option	20,274	12,152
Goodwill	1,859	1,859
Intangible assets, net of amortization	266	277
Operating lease right of use assets	33,561	34,663
Deferred tax asset	22,279	23,900
Other assets, net of amortization	141,373	143,727
Total assets	$698,393	$690,253

Liabilities and Equity
Current liabilities:
Other client company reimbursable expenses	$44,619	$56,079
Accounts payable and accrued expenses	27,879	16,984
Operating lease liabilities	4,463	4,407
Employer compensation liability	3,350	4,298
Total current liabilities	80,311	81,768

Operating lease liabilities, net of current portion	30,887	32,030
Amounts due pursuant to tax receivable agreement, net of current portion	27,789	27,789
Employer compensation liability, net of current portion	11,289	7,764
Total liabilities	150,276	149,351

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,395,641 shares issued and outstanding	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	107,634	106,622
Retained earnings	295,146	286,249
Cumulative common distributions	(103,213)	(96,983)
Total shareholders’ equity	299,598	295,919
Noncontrolling interest	248,519	244,983
Total equity	548,117	540,902
Total liabilities and equity	$698,393	$690,253
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2020	2019
Revenues:
Management services	$40,747	$47,275
Advisory services	586	847
Total management and advisory services revenues	41,333	48,122
Reimbursable compensation and benefits	13,225	12,847
Reimbursable client company equity based compensation	3,003	948
Other client company reimbursable expenses	99,385	97,975
Total reimbursable costs	115,613	111,770
Total revenues	156,946	159,892
Expenses:
Compensation and benefits	29,494	30,197
Equity based compensation	3,561	1,582
Separation costs	4,159	260
Total compensation and benefits expense	37,214	32,039
General and administrative	6,260	7,046
Other client company reimbursable expenses	99,385	97,975
Transaction and acquisition related costs	117	796
Depreciation and amortization	238	256
Total expenses	143,214	138,112
Operating income	13,732	21,780
Interest and other income	231	1,875
Equity in earnings of investees	424	255
Unrealized gain on equity method investment accounted for under the fair value option	8,122	1,438
Income before income tax expense	22,509	25,348
Income tax expense	(2,756)	(3,724)
Net income	19,753	21,624
Net income attributable to noncontrolling interest	(10,856)	(12,175)
Net income attributable to The RMR Group Inc.	$8,897	$9,449

Weighted average common shares outstanding - basic	16,252	16,177
Weighted average common shares outstanding - diluted	31,252	16,177

Net income attributable to The RMR Group Inc. per common share - basic	$0.54	$0.58
Net income attributable to The RMR Group Inc. per common share - diluted	$0.51	$0.58
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2020	$15	$1	$15	$106,622	$286,249	$(96,983)	$295,919	$244,983	$540,902
Share grants, net	—	—	—	1,012	—	—	1,012	—	1,012
Net income	—	—	—	—	8,897	—	8,897	10,856	19,753
Tax distributions to Member	—	—	—	—	—	—	—	(2,820)	(2,820)
Common share distributions	—	—	—	—	—	(6,230)	(6,230)	(4,500)	(10,730)
Balance at December 31, 2020	$15	$1	$15	$107,634	$295,146	$(103,213)	$299,598	$248,519	$548,117

Balance at September 30, 2019	$15	$1	$15	$103,360	$257,457	$(72,194)	$288,654	$240,381	$529,035
Share grants, net	—	—	—	634	—	—	634	—	634
Net income	—	—	—	—	9,449	—	9,449	12,175	21,624
Tax distributions to Member	—	—	—	—	—	—	—	(3,830)	(3,830)
Common share distributions	—	—	—	—	—	(6,195)	(6,195)	(4,500)	(10,695)
Balance at December 31, 2019	$15	$1	$15	$103,994	$266,906	$(78,389)	$292,542	$244,226	$536,768
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$19,753	$21,624
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	238	256
Straight line office rent	15	35
Amortization expense related to other assets	2,354	2,354
Deferred income taxes	1,621	427
Operating expenses paid in The RMR Group Inc. common shares	1,012	634
Equity in earnings of investees	(424)	(255)
Distributions from equity method investment	17	352
Unrealized gain on equity method investment accounted for under the fair value option	(8,122)	(1,438)
Changes in assets and liabilities:
Due from related parties	13,212	16,007
Prepaid and other current assets	(1,738)	835
Other client company reimbursable expenses	(11,460)	(14,201)
Accounts payable and accrued expenses	11,182	15,290
Net cash from operating activities	27,660	41,920

Cash Flows from Investing Activities:
Purchase of property and equipment	(560)	(148)
Net cash used in investing activities	(560)	(148)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(7,320)	(8,330)
Distributions to common shareholders	(6,230)	(6,195)
Net cash used in financing activities	(13,550)	(14,525)

Increase in cash and cash equivalents	13,550	27,247
Cash and cash equivalents at beginning of period	369,663	358,448
Cash and cash equivalents at end of period	$383,213	$385,695

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$1,802	$165
Fair value of share based payments recorded	$3,003	$948
Recognition of right of use assets and related lease liabilities	$—	$39,746
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
As of December 31, 2020, RMR Inc. owned 15,395,641 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.2% of the economic interest of RMR LLC as of December 31, 2020. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.8% of the economic interest of RMR LLC as of December 31, 2020, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of December 31, 2020, managed a diverse portfolio of real estate and real estate related businesses. RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs.
RMR LLC also provides management services to three real estate operating companies: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by DHC; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of whose U.S. hotels are owned by SVC; and TravelCenters of America Inc., or TA, an operator and franchisor of travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities and standalone restaurants. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operating Companies.
In addition, RMR LLC provides management services to private capital vehicles, including ABP Trust and its subsidiaries, or collectively ABP Trust, and as of November 18, 2020, The Industrial Fund REIT LLC, or the Industrial Fund, a private fund which owns industrial and logistics properties throughout the United States and of which ILPT owns a 22% equity interest. RMR LLC also provided management services to Affiliates Insurance Company, or AIC, an Indiana insurance company, until its dissolution on February 13, 2020, and RMR Office Property Fund LP, or the Open End Fund, until its dissolution on July 28, 2020.
As of December 31, 2020, RMR LLC had two wholly owned subsidiaries, each an investment adviser registered with the Securities and Exchange Commission, or SEC: Tremont Realty Advisors LLC, or Tremont Advisors, and RMR Advisors LLC, or RMR Advisors.
Tremont Advisors provides advisory services for two publicly traded mortgage REITs: RMR Mortgage Trust, or RMRM, and Tremont Mortgage Trust, or TRMT. RMRM, TRMT and the Managed Equity REITs are collectively referred to as the Managed REITs. RMRM and TRMT focus primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Tremont Advisors has in the past and may in the future manage additional accounts that invest in commercial real estate debt, including secured mortgage debt. Employees of Tremont Advisors also act as a transaction originator for non-investment advisory clients for negotiated fees, which we refer to as the Tremont business.
On January 5, 2021, RMRM received its requested order from the SEC deregistering RMRM as an investment company under the Investment Company Act of 1940. Effective as of that time, RMRM’s investment advisory agreement with RMR

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Advisors was terminated and RMRM entered into a new management agreement with Tremont Advisors. On January 6, 2021, RMR Advisors merged with and into Tremont Advisors with Tremont Advisors as the surviving entity.
In these financial statements, we refer to the Managed REITs, the Managed Operating Companies, AIC, ABP Trust, the Industrial Fund, the Open End Fund and the clients of the Tremont business as our Client Companies. The Managed REITs are also referred to as the Managed Public Real Estate Capital companies. AIC, ABP Trust, the Industrial Fund, the Open End Fund and the clients of the Tremont business are referred to as the Managed Private Real Estate Capital companies.
The accompanying condensed consolidated financial statements of RMR Inc. are unaudited. Certain information and disclosures required by U.S. Generally Accepted Accounting Principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, or our 2020 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.
Note 2. Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On October 1, 2020, we adopted ASU No. 2016-13. We have not historically experienced credit losses from our Client Companies and as a result, the adoption of ASU No. 2016-13 did not have a material impact on our condensed consolidated financial statements.
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
For the three months ended December 31, 2020 and 2019, we earned aggregate base business management fees from the Managed Equity REITs of $21,555 and $27,391, respectively.
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
We did not earn incentive business management fees from the Managed Equity REITs for the three months ended December 31, 2020 and 2019.
Other Management Agreements
Managed Operating Companies
We earn management fees by providing continuous services pursuant to the management agreements from the Managed Operating Companies equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP; and (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues. These fees are estimated and payable monthly in advance.
We earned aggregate fees from the Managed Operating Companies of $5,638 and $6,126 for the three months ended December 31, 2020 and 2019, respectively.
ABP Trust, AIC, the Industrial Fund and the Open End Fund
Management fees earned from ABP Trust and the Industrial Fund (beginning November 18, 2020) are equal to 0.5% and 1.0%, respectively, of average invested capital, as defined in the applicable management agreements. Until November 18, 2020, the Industrial Fund was a consolidated subsidiary of ILPT; as a result, any management fees payable to us with respect to the Industrial Fund were included as part of the management fees we earned pursuant to ILPT’s business management agreement as described above. On November 18, 2020, the Industrial Fund ceased to be a consolidated subsidiary of ILPT. As a result, we now earn management fees from the Industrial Fund separate from the management fees we earn from ILPT and ILPT does not pay us management fees based on the Industrial Fund’s assets. These management fees are paid monthly in arrears. Until December 31, 2019, management fees earned from ABP Trust were equal to 0.6% of revenues from all sources reportable under GAAP.
Until June 30, 2019, we earned fees from AIC pursuant to a management agreement equal to 3.0% of its total premiums paid under active insurance underwritten or arranged by AIC. AIC’s property insurance program expired on June 30, 2019 and was not continued. As a result, we have not earned any management fees from AIC since that date through AIC’s dissolution on February 13, 2020.
Until it’s dissolution on July 28, 2020, we earned fees from the Open End Fund pursuant to an administration services agreement equal to 1.0% of the Open End Fund’s net asset value, as defined, annually. In connection with the dissolution of the Open End Fund, the Transaction Agreement, dated as of July 31, 2018, between ABP Trust and RMR LLC was terminated and all of the properties that ABP Trust initially contributed to the Open End Fund were transferred back to ABP Trust and became a part of our management agreements with ABP Trust.
We earned aggregate fees from ABP Trust, AIC, the Industrial Fund and the Open End Fund of $916 and $553 for the three months ended December 31, 2020 and 2019, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Property Management Fees
We earn property management fees by providing continuous services pursuant to property management agreements with the Managed Equity REITs, ABP Trust and the Industrial Fund. We also earned property management fees from the Open End Fund until its dissolution. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $12,379 and $12,525 for the three months ended December 31, 2020 and 2019, respectively.
Other Agreements
Tremont Advisors is primarily compensated pursuant to its management agreements with RMRM (beginning January 6, 2021) and TRMT at an annual rate of 1.5% of RMRM’s and TRMT’s equity, as defined in the applicable agreements. Tremont Advisors may also earn an incentive fee under these management agreements for RMRM (beginning the first full calendar quarter of 2021) and TRMT (beginning the calendar quarter ending December 31, 2018). Tremont Advisors waived any business management and incentive fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until December 31, 2020.
Tremont Advisors earned aggregate advisory services revenue from TRMT of $37 and $36 for the three months ended December 31, 2020 and 2019, respectively, in each case net of the fee waiver referenced above, as applicable.
RMR Advisors, which previously provided advisory services for RMRM until it merged into Tremont Advisors on January 6, 2021, was compensated pursuant to its agreement with RMRM at an annual rate of 0.85% of RMRM’s average daily managed assets. Average daily managed assets included the net asset value attributable to RMRM’s outstanding common shares and cash on hand, plus the liquidation preference of RMRM’s outstanding preferred shares and the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RMRM. RMR Advisors earned advisory services revenue of $549 and $811 for the three months ended December 31, 2020 and 2019, respectively.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it originates. The Tremont business earned fees for such origination services of $259 and $680 for the three months ended December 31, 2020 and 2019, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.
Reimbursable Compensation and Benefits
Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the assets of our Client Companies. A significant portion of these compensation and benefits are charged or passed through to and were paid by tenants of our Client Companies. We recognize the revenue for reimbursements when we incur the related reimbursable compensation and benefits on behalf of our Client Companies. We realized reimbursable compensation and benefits of $13,225 and $12,847 for the three months ended December 31, 2020 and 2019, respectively.
Reimbursable Client Company Equity Based Compensation
Reimbursable client company equity based compensation includes grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our condensed consolidated statements of income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our Client Companies to certain of our officers and employees. We realized equity based compensation expense and related reimbursements from our Client Companies of $3,003 and $948 for the three months ended December 31, 2020 and 2019, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Other Client Company Reimbursable Expenses
Other client company reimbursable expenses include reimbursements that arise from services we provide pursuant to our property management agreements, which include third party costs related to matters such as maintenance and repairs, security and cleaning services, a significant portion of which are charged or passed through to and were paid by tenants of our Client Companies. We have determined that we control the services provided by third parties for certain of our Client Companies and therefore we account for the cost of these services and the related reimbursement revenue on a gross basis.
We realized other client company reimbursable expenses reflecting corresponding amounts in revenue and expense of $99,385 and $97,975 for the three months ended December 31, 2020 and 2019, respectively.
Note 4. Investments
Equity Method Investment
As of December 31, 2020, Tremont Advisors owned 1,600,100, or approximately 19.3%, of TRMT’s outstanding common shares. We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence, but not control, over TRMT’s most significant activities. Our share of earnings from our investment in TRMT included in equity in earnings of investees in our condensed consolidated statements of income was $424 and $255 for the three months ended December 31, 2020 and 2019, respectively. We received aggregate distributions from TRMT of $17 and $352 during the three months ended December 31, 2020 and 2019, respectively.
Equity Method Investment Accounted for Under the Fair Value Option
As of December 31, 2020, we owned 621,853, or approximately 4.3%, of TA’s outstanding common shares. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares as of the end of the period, which is a Level 1 fair value input. The market value of our investment in TA at December 31, 2020 and September 30, 2020, based on quoted market prices, was $20,274 and $12,152, respectively. The unrealized gain in our condensed consolidated statements of income related to our investment in TA was $8,122 and $1,438 for the three months ended December 31, 2020 and 2019, respectively.
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
For the three months ended December 31, 2020 and 2019, we recognized estimated income tax expense of $2,756 and $3,724, respectively, which includes $2,024 and $2,777, respectively, of U.S. federal income tax and $732 and $947, respectively, of state income taxes.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended December 31,
	2020	2019
Income taxes computed at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	3.1%	3.6%
Permanent items	0.5%	0.2%
Net income attributable to noncontrolling interest	(10.1)%	(10.1)%
Other (1)	(2.3)%	—%
Total	12.2%	14.7%
(1)     In December 2020, the Internal Revenue Service and Department of Treasury released final regulations which, among other clarifications, established the effective date as it relates to limitations on the deductibility of certain executive compensation. The final regulations provide that the application of the limit applies to deductions after December 18, 2020. As such, during the three months ended December 31, 2020, we reduced our provision for income taxes for limitations applied prior to the effective date by $520, or $0.02 per diluted share, which reduced the effective income tax rate for the quarter by 2.3%.
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of December 31, 2020, we had no uncertain tax positions.
Note 6. Fair Value of Financial Instruments
As of December 31, 2020 and September 30, 2020, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, which include liabilities related to other Client Company reimbursable expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
The following are our assets and liabilities that have been measured at fair value using Level 1 inputs in the fair value hierarchy as of December 31, 2020 and September 30, 2020:

	December 31,	September 30,
	2020	2020
Money market funds included in cash and cash equivalents	$351,848	$341,612
Current portion of due from related parties related to share based payment awards	3,350	4,298
Long term portion of due from related parties related to share based payment awards	11,289	7,764
Current portion of employer compensation liability related to share based payment awards	3,350	4,298
Long term portion of employer compensation liability related to share based payment awards	11,289	7,764
Note 7. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. As of December 31, 2020, Adam D. Portnoy beneficially owned, in aggregate, (i) 157,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC. Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer is also an officer of ABP Trust and an officer and employee of RMR LLC.
Adam D. Portnoy is also the chair of the board of trustees of each of the Managed Equity REITs, the chair of the board of directors of each of Five Star and TA, a managing trustee or managing director of each of the Managed REITs, Five Star and TA, a director of Sonesta (and its parent) and the controlling shareholder of Sonesta, and a managing trustee of RMRM. Jennifer B. Clark is a managing trustee of DHC, a managing director of Five Star and a director of Sonesta (and its parent), and until January 5, 2021, she served as a managing trustee of RMRM. Ms. Clark also serves as the secretary of all the publicly traded client companies to which we provide management services and Sonesta. Prior to its dissolution on February 13, 2020, Mr. Portnoy was a director of AIC and Ms. Clark was the president and chief executive officer of AIC. In addition, Mr. Portnoy and Ms. Clark were officers of the general partner of the Open End Fund.
As of December 31, 2020, Adam D. Portnoy beneficially owned, in aggregate, 6.3% of Five Star’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 4.5% of TA’s outstanding common shares (including through RMR LLC), 2.3% of RMRM’s outstanding common shares, and 19.4% of TRMT’s outstanding common shares (including through Tremont Advisors). Until its dissolution on February 13, 2020, ABP Trust owned 14.3% of AIC. Until its dissolution on July 28, 2020, ABP Trust owned 100% of the limited partner units and controlled all of the assets of the Open End Fund.
The Managed REITs all have no employees, and the Open End Fund and AIC had no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs, and did the same for the Open End Fund (until its dissolution on July 28, 2020) and AIC (until its dissolution on February 13, 2020), pursuant to management agreements with them. All the officers of the Managed Equity REITs are, and all of the officers of AIC and the Open End Fund were, officers or employees of RMR LLC. All the officers, overhead and required office space of TRMT and RMRM are provided or arranged by Tremont Advisors. All of TRMT’s and RMRM’s officers are officers or employees of Tremont Advisors or RMR LLC. Many of the executive officers of the Managed Operating Companies are officers or employees of RMR LLC. Some of our executive officers are also managing directors or managing trustees of certain of the Managed REITs and the Managed Operating Companies.
Additional information about our related person transactions appears in Note 8, Shareholders’ Equity, below and in our 2020 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended December 31, 2020 and 2019, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Managed Public Real Estate Capital:
DHC	$8,922	$42,284	$51,206	$9,955	$33,602	$43,557
ILPT	4,874	5,191	10,065	5,574	10,767	16,341
OPI	9,267	55,527	64,794	10,163	54,720	64,883
SVC	10,217	5,012	15,229	13,673	5,451	19,124
Total Managed Equity REITs	33,280	108,014	141,294	39,365	104,540	143,905
RMRM	549	—	549	811	—	811
TRMT	37	966	1,003	36	661	697
Total Managed REITs	33,866	108,980	142,846	40,212	105,201	145,413

Managed Private Real Estate Capital:
ABP Trust	1,056	5,217	6,273	223	3,094	3,317
AIC	—	—	—	—	91	91
Industrial Fund	514	1,035	1,549	—	—	—
Open End Fund	—	—	—	840	3,156	3,996
	1,570	6,252	7,822	1,063	6,341	7,404

Managed Operating Companies:
Five Star	1,976	70	2,046	2,252	24	2,276
Sonesta	353	—	353	579	46	625
TA	3,309	311	3,620	3,295	150	3,445
	5,638	381	6,019	6,126	220	6,346

Total revenues from related parties	41,074	115,613	156,687	47,401	111,762	159,163
Revenues from unrelated parties	259	—	259	721	8	729
	$41,333	$115,613	$156,946	$48,122	$111,770	$159,892

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	December 31, 2020			September 30, 2020
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Managed Public Real Estate Capital:
DHC	$5,180	$17,309	$22,489	$5,548	$22,035	$27,583
ILPT	2,314	4,348	6,662	3,089	5,791	8,880
OPI	6,713	24,899	31,612	7,883	30,529	38,412
SVC	4,624	5,215	9,839	4,258	6,326	10,584
Total Managed Equity REITs	18,831	51,771	70,602	20,778	64,681	85,459
RMRM	26	—	26	—	—	—
TRMT	4	504	508	19	614	633
Total Managed REITs	18,861	52,275	71,136	20,797	65,295	86,092

Managed Private Real Estate Capital:
ABP Trust	978	2,393	3,371	1,106	2,364	3,470
Industrial Fund	435	519	954	—	—	—
	1,413	2,912	4,325	1,106	2,364	3,470

Managed Operating Companies:
Five Star	96	536	632	149	102	251
TA	106	3,535	3,641	176	380	556
	202	4,071	4,273	325	482	807
	$20,476	$59,258	$79,734	$22,228	$68,141	$90,369
Leases
As of December 31, 2020, we leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,383 and $1,433 for the three months ended December 31, 2020 and 2019, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. As of December 31, 2020, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $29,950, including $2,161 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2021.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members estimated quarterly, subject to future adjustment based on actual results. For the three months ended December 31, 2020 and 2019, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $5,855 and $7,993, respectively, of which $3,035 and $4,163, respectively, was distributed to us and $2,820 and $3,830, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Separation Arrangements
We entered into retirement agreements with certain of our former executive officers. Pursuant to these agreements, we made various cash payments and accelerated the vesting of unvested shares RMR Inc. previously awarded to these retiring officers. We also enter into separation arrangements from time to time with other nonexecutive officers and employees of ours. All costs associated with separation arrangements, for which there remain no substantive performance obligations, are recorded in our condensed consolidated statements of income as separation costs.
In October 2020, we entered into a retirement agreement with David M. Blackman, a former Executive Vice President of RMR LLC. Mr. Blackman, at the time, also served as president, chief executive officer and a director of Tremont Realty Advisors LLC, president, chief executive officer and managing trustee of TRMT, president, chief executive officer and managing trustee of OPI, and executive vice president of RMR Advisors LLC. Pursuant to his retirement agreement, Mr. Blackman remained in his officer, director and trustee roles with RMR LLC, Tremont Realty Advisors LLC, TRMT, OPI and RMR Advisors through December 31, 2020 and he will continue to serve as a managing trustee of OPI until June 30, 2021 or such earlier time as his successor managing trustee is elected to OPI’s board of trustees. In addition, Mr. Blackman will continue to serve as an employee of RMR LLC through June 30, 2021. Under Mr. Blackman’s retirement agreement, RMR LLC agreed to pay Mr. Blackman combined cash payments in the amount of $2,850. We paid half of that amount on February 1, 2021, and we expect to pay the other half on or about July 31, 2021. In addition, in October 2020, our Compensation Committee approved the acceleration of all 9,400 unvested shares owned by Mr. Blackman of us as of his retirement date, June 30, 2021, subject to applicable conditions.
For the three months ended December 31, 2020 and 2019, we recognized cash and equity based separation costs as set forth in the following table:

	Three Months Ended December 31,
	2020	2019
Former executive officers:
Cash separation costs	$2,900	$260
Equity based separation costs	295	—
	3,195	260
Former nonexecutive officers:
Cash separation costs (1)	805	—
Equity based separation costs	159	—
	964	—
Total separation costs	$4,159	$260
(1)During the three months ended December 31, 2020, we were indemnified for a withdrawal liability of $515 that we had recorded during the three months ended September 30, 2020 related to a prior Client Company’s shared pension plan accounted for as a multiemployer benefit plan.
Note 8. Shareholders’ Equity
We grant our Class A Common Shares to our Directors, officers and employees under the 2016 Omnibus Equity Plan adopted in 2016, or the 2016 Plan. Shares issued to Directors in that capacity vest immediately. Shares issued to employees in that capacity vest in five equal, consecutive, annual installments, with the first installment vesting on the date of grant. We recognize share forfeitures as they occur. Compensation expense related to share grants is determined based on the market value of our shares on the date of grant, with the aggregate value of the granted shares amortized to expense over the related vesting period. Expense recognized for shares granted to Directors in that capacity are included in general and administrative expenses and for shares granted to employees in that capacity are included in equity based compensation in our condensed consolidated statements of income.
Equity based compensation expense related to shares granted to certain officers and employees was $558 and $634 for the three months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had 129,570 unvested shares outstanding, net of 14,420 shares, the vesting for which was accelerated during the three months ended December 31, 2020. The unvested shares at December 31, 2020 are scheduled to vest as follows: 45,020 shares in 2021, 37,550 shares in 2022, 29,660 shares in 2023 and 17,340 in 2024.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Distributions
During the three months ended December 31, 2020 and 2019, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Three Months Ended December 31, 2020
10/15/2020	10/26/2020	11/19/2020	$0.38	$6,230
			$0.38	$6,230
Three Months Ended December 31, 2019
10/17/2019	10/28/2019	11/14/2019	$0.38	$6,195
			$0.38	$6,195
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Three Months Ended December 31, 2020
10/15/2020	10/26/2020	11/19/2020	$0.30	$9,419	$4,919	$4,500
			$0.30	$9,419	$4,919	$4,500
Three Months Ended December 31, 2019
10/17/2019	10/28/2019	11/14/2019	$0.30	$9,391	$4,891	$4,500
			$0.30	$9,391	$4,891	$4,500
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On January 14, 2021, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of January 25, 2021, in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,230. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,419, of which $4,919 will be distributed to us based on our aggregate ownership of 16,395,641 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about February 18, 2021.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three months ended December 31, 2019, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive. For the three months ended December 31, 2020, the assumed redemption is dilutive to earnings per share as presented in the table below. The calculation of basic and diluted earnings per share for the three months ended December 31, 2020 and 2019, is as follows:

	Three Months Ended December 31,
	2020	2019
Numerators:
Net income attributable to The RMR Group Inc.	$8,897	$9,449
Income attributable to unvested participating securities	(78)	(73)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	8,819	9,376
Effect of dilutive securities:
Add back: net income attributable to noncontrolling interest	10,856	—
Add back: income tax expense	2,756	—
Income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	(6,515)	—
Net income attributable to The RMR Group Inc. used in calculating diluted EPS	$15,916	$9,376

Denominators:
Common shares outstanding	16,396	16,302
Unvested participating securities	(144)	(125)
Weighted average common shares outstanding - basic	16,252	16,177
Effect of dilutive securities:
Assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	—
Weighted average common shares outstanding - diluted	31,252	16,177

Net income attributable to The RMR Group Inc. per common share - basic	$0.54	$0.58
Net income attributable to The RMR Group Inc. per common share - diluted	$0.51	$0.58
(1)    For the three months ended December 31, 2020, income tax expense assumes conversion of the noncontrolling interest, which results in an estimated tax rate of 29.0%.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 10. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three months ended December 31, 2020 and 2019, is calculated as follows:

	Three Months Ended December 31,
	2020	2019
Income before income tax expense	$22,509	$25,348
RMR Inc. franchise tax expense and interest income	212	56
Net income before noncontrolling interest	22,721	25,404
Net income attributable to noncontrolling interest	(10,856)	(12,175)
Net income attributable to RMR Inc. before income tax expense	11,865	13,229
Income tax expense attributable to RMR Inc.	(2,756)	(3,724)
RMR Inc. franchise tax expense and interest income	(212)	(56)
Net income attributable to RMR Inc.	$8,897	$9,449

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 11. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

	Three Months Ended December 31, 2020
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$40,488	$259	$40,747
Advisory services	—	586	586
Total management and advisory services revenues	40,488	845	41,333
Reimbursable compensation and benefits	12,789	436	13,225
Reimbursable client company equity based compensation	3,003	—	3,003
Other client company reimbursable expenses	99,385	—	99,385
Total reimbursable costs	115,177	436	115,613
Total revenues	155,665	1,281	156,946
Expenses:
Compensation and benefits	27,869	1,625	29,494
Equity based compensation	3,517	44	3,561
Separation costs	4,159	—	4,159
Total compensation and benefits expense	35,545	1,669	37,214
General and administrative	5,253	1,007	6,260
Other client company reimbursable expenses	99,385	—	99,385
Transaction and acquisition related costs	68	49	117
Depreciation and amortization	227	11	238
Total expenses	140,478	2,736	143,214
Operating income (loss)	15,187	(1,455)	13,732
Interest and other income	218	13	231
Equity in earnings of investees	—	424	424
Unrealized gain on equity method investment accounted for under the fair value option	8,122	—	8,122
Income (loss) before income tax expense	23,527	(1,018)	22,509
Income tax expense	—	(2,756)	(2,756)
Net income (loss)	$23,527	$(3,774)	$19,753

Total assets	$651,689	$46,704	$698,393
(1)    Intersegment revenues of $1,142 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended December 31, 2019
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$46,595	$680	$47,275
Advisory services	—	847	847
Total management and advisory services revenues	46,595	1,527	48,122
Reimbursable compensation and benefits	11,754	1,093	12,847
Reimbursable client company equity based compensation	948	—	948
Other client company reimbursable expenses	97,975	—	97,975
Total reimbursable costs	110,677	1,093	111,770
Total revenues	157,272	2,620	159,892
Expenses:
Compensation and benefits	27,275	2,922	30,197
Equity based compensation	1,567	15	1,582
Separation costs	260	—	260
Total compensation and benefits expense	29,102	2,937	32,039
General and administrative	6,125	921	7,046
Other client company reimbursable expenses	97,975	—	97,975
Transaction and acquisition related costs	49	747	796
Depreciation and amortization	244	12	256
Total expenses	133,495	4,617	138,112
Operating income (loss)	23,777	(1,997)	21,780
Interest and other income	1,720	155	1,875
Equity in earnings of investees	—	255	255
Unrealized gain on equity method investment accounted for under the fair value option	1,438	—	1,438
Income (loss) before income tax expense	26,935	(1,587)	25,348
Income tax expense	—	(3,724)	(3,724)
Net income (loss)	$26,935	$(5,311)	$21,624

Total assets	$654,196	$50,934	$705,130
(1)    Intersegment revenues of $2,075 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2020 Annual Report.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses. As of December 31, 2020, RMR LLC managed over 2,100 properties in 47 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain, grow and increase the value of their businesses, to assist our Managed Operating Companies to grow their businesses and operate profitably and to successfully execute on new business ventures and investments we may pursue. Our business and the businesses of our Client Companies generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, increases or decreases in U.S. interest rates may cause a general decrease, or increase, in the value of securities of real estate businesses or in their value relative to other types of securities and investments, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies.
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact, as well as the general uncertainty surrounding the dangers and impact of the pandemic, continue to have a significant impact on the global economy, including the U.S. economy. In addition, the COVID-19 pandemic and related public health restrictions have had a particularly severe impact on certain industries in which our Client Companies operate, including, hospitality, travel, service retail, senior housing and rehabilitation services.
We continue to closely monitor the impact of the COVID-19 pandemic and the resulting market disruptions on all aspects of our business and our Client Companies’ businesses including:
•the impact of volatility in our Managed Equity REITs’ share prices and the related impacts to our business management fee revenues, as the majority of our Managed Equity REITs are currently paying business management fees on a total market capitalization basis;
•tenants of our Client Companies’ ability to withstand the current economic conditions and continue as going concerns, including possible adverse impacts to our future property management fee revenues due to declines in our Client Companies’ tenant rental receipts;
•our Client Companies’ operations, liquidity and capital needs and resources, including possible reductions in our construction management fees as a result of the Managed Equity REITs reducing or delaying their capital spending in order to conserve capital;
•our Client Companies’ ability to comply with financial covenants under their debt agreements;
•our Client Companies’ ability to access debt and equity capital; and
•possible government relief funding sources and other programs that may be available to us and our Client Companies.
As a result of the COVID-19 pandemic and resulting market disruptions, some of our Client Companies’ tenants have requested rent assistance. As of January 29, 2021, our Client Companies have granted temporary rent assistance totaling $20,124 to 239 tenants. This assistance generally entails a deferral of rent, in most cases one month of rent, after which the deferred rent amounts become payable generally over a 12-month period. Our revenues have been and will continue to be impacted by these rent deferrals as we earn our property management fee revenue based on gross rents collected. As such, our property management fees related to these deferred amounts will be earned when our Client Companies’ tenants pay these deferred amounts.
While our Client Companies continue to face many challenges related to the COVID-19 pandemic, we continue to believe that our current financial resources enable us to withstand the COVID-19 pandemic. As of December 31, 2020, we had $383,213 in cash and cash equivalents, no debt and for the three months ended December 31, 2020, we generated cash from operations of $27,660.
Further, we believe that, because of the diversity of properties that our Client Companies own and operate, there may be opportunities for growth in select property types and locations as this pandemic ebbs. We, on behalf of our Client Companies and ourselves, attempt to take advantage of opportunities in the real estate market when they arise. For example: (i) on January 17, 2018, Select Income REIT, or SIR, launched an equity REIT, ILPT, that it formed to focus on the ownership and leasing of industrial and logistics properties throughout the U.S.; (ii) on December 31, 2018, Government Properties Income Trust and SIR merged to form OPI, a REIT with a broader investment strategy than its predecessor companies and ultimately a stronger combined entity positioned for future growth; (iii) on September 20, 2019, SVC acquired a net leased portfolio of 767 service oriented retail properties, providing SVC with a greater diversity in tenant base, property type and geography; and (iv) on March 31, 2020, ILPT completed a $680 million joint venture with an Asian institutional investor, which was expanded to include a large, top tier global sovereign wealth fund, as a second outside investor to this joint venture on November 18, 2020. In addition, we balance our pursuit of growth of our and our Client Companies’ businesses by executing, on behalf of our Client Companies, prudent capital recycling or business arrangement restructurings in an attempt to help our Client Companies prudently manage leverage and to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
There are extensive uncertainties surrounding the COVID-19 pandemic, and as a result, we are unable to determine what the ultimate impact will be on our Client Companies and our financial position. For further information and risks related to the COVID-19 pandemic on us and our business, see “COVID-19 Pandemic” in Item 1 and “Risk Factors” in Item 1A of our 2020 Annual Report.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers which are separately managed by one of our Managed Operating Companies or a third party. The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of December 31, 2020 and 2019, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		December 31,
REIT	Primary Strategy	2020	2019
DHC	Medical office and life science properties, senior living communities and wellness centers	$4,523,958	$5,543,586
ILPT	Industrial and logistics properties	1,963,013	2,538,189
OPI	Office properties primarily leased to single tenants, including the government	3,340,627	3,935,421
SVC	Hotels and net lease service and necessity-based retail properties	8,158,795	10,130,161
		$17,986,393	$22,147,357
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
The basis on which our base business management fees are calculated for the three months ended December 31, 2020 and 2019 may differ from the basis at the end of the periods presented in the table above. As of December 31, 2020, the market capitalization was lower than the historical costs of assets under management for DHC, OPI and SVC; the historical costs of assets under management for DHC, OPI and SVC as of December 31, 2020, were $8,405,068, $5,783,978 and $12,271,160, respectively. For ILPT, the historical costs of assets under management were lower than its market capitalization of $2,391,860 as of December 31, 2020.
The fee revenues we earned from the Managed Equity REITs for the three months ended December 31, 2020 and 2019 are set forth in the following tables:

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
	Base Business	Property		Base Business	Property
	Management	Management		Management	Management
REIT	Revenues	Revenues	Total	Revenues	Revenues	Total
DHC	$5,165	$3,757	$8,922	$6,632	$3,323	$9,955
ILPT	3,099	1,775	4,874	3,392	2,182	5,574
OPI	3,895	5,372	9,267	4,890	5,273	10,163
SVC	9,396	821	10,217	12,477	1,196	13,673
	$21,555	$11,725	$33,280	$27,391	$11,974	$39,365

Managed Operating Companies, ABP Trust, AIC, the Industrial Fund and the Open End Fund
We provide business management services to the Managed Operating Companies. Five Star operates senior living communities throughout the United States, many of which are owned by and managed for DHC. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of Sonesta’s U.S. hotels are owned by SVC. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities and standalone restaurants. Generally, our fees earned from business management services to the Managed Operating Companies are based on a percentage of certain revenues.
In addition, we provide or provided management services to ABP Trust, AIC, the Industrial Fund and the Open End Fund. The fees we earn from ABP Trust and the Industrial Fund include management fees that are based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction management fees based on a percentage of the cost of construction activities. Prior to January 1, 2020, the business management fees we earned from ABP Trust were based on a percentage of revenues. The fees we earned from AIC were based on a percentage of total premiums paid for insurance arranged by AIC. AIC’s property insurance program expired on June 30, 2019 and was not continued. AIC was dissolved on February 13, 2020. Until its dissolution on July 28, 2020, the fees we earned from the Open End Fund included administrative service fees based on a percentage of the Open End Fund’s net asset value, property management fees based on a percentage of rents collected from managed properties and construction management fees based on a percentage of the cost of construction activities. In connection with the dissolution of the Open End Fund, the Transaction Agreement, dated as of July 31, 2018, between ABP Trust and RMR LLC was terminated and all of the properties that ABP Trust initially contributed to the Open End Fund were transferred back to ABP Trust, and those properties are now a part of our management agreements with ABP Trust.

Our fee revenues from services to the Managed Operating Companies, ABP Trust, the Industrial Fund and the Open End Fund for the three months ended December 31, 2020 and 2019, are set forth in the following table:

	Three Months Ended December 31,
	2020	2019
Managed Private Real Estate Capital:
ABP Trust	$1,056	$223
Industrial Fund	514	—
Open End Fund	—	840
	1,570	1,063
Managed Operating Companies:
Five Star	1,976	2,252
Sonesta	353	579
TA	3,309	3,295
	5,638	6,126
	$7,208	$7,189
Other Agreements
Tremont Advisors manages two publicly traded mortgage REITs: RMRM and TRMT. RMRM and TRMT focus primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Tremont Advisors is primarily compensated pursuant to its management agreements with RMRM (beginning January 6, 2021) and TRMT based on a percentage of RMRM’s and TRMT’s equity, as defined in the applicable agreements.
Tremont Advisors earned aggregate advisory services revenue from TRMT of $37 and $36 for the three months ended December 31, 2020 and 2019, respectively, in each case net of the fee waiver referenced above, as applicable.
RMR Advisors, which previously provided advisory services for RMRM until it merged into Tremont Advisors on January 6, 2021, was compensated pursuant to its agreement with RMRM based on a percentage of RMRM’s average daily managed assets, as defined in the agreement. The value of RMRM’s assets, as defined by the investment advisory agreement, managed by RMR Advisors was $192,902 and $360,001 as of December 31, 2020 and 2019, respectively. The advisory fees earned by RMR Advisors included in our revenue were $549 and $811 for the three months ended December 31, 2020 and 2019, respectively. On January 5, 2021, RMRM received its requested order from the SEC deregistering RMRM as an investment company under the Investment Company Act of 1940. Effective as of that time, RMRM’s investment advisory agreement with RMR Advisors was terminated and RMRM entered into a new management agreement with Tremont Advisors. On January 6, 2021, RMR Advisors merged with and into Tremont Advisors with Tremont Advisors as the surviving entity.
The Tremont business acts as a transaction originator for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such origination services of $259 and $680 for the three months ended December 31, 2020 and 2019, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended December 31, 2020, Compared to the Three Months Ended December 31, 2019
The following table presents the changes in our operating results for the three months ended December 31, 2020 compared to the three months ended December 31, 2019:

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
Revenues:
Management services	$40,747	$47,275	$(6,528)	(13.8)%
Advisory services	586	847	(261)	(30.8)%
Total management and advisory services revenues	41,333	48,122	(6,789)	(14.1)%
Reimbursable compensation and benefits	13,225	12,847	378	2.9%
Reimbursable client company equity based compensation	3,003	948	2,055	n/m
Other client company reimbursable expenses	99,385	97,975	1,410	1.4%
Total reimbursable costs	115,613	111,770	3,843	3.4%
Total revenues	156,946	159,892	(2,946)	(1.8)%
Expenses:
Compensation and benefits	29,494	30,197	(703)	(2.3)%
Equity based compensation	3,561	1,582	1,979	125.1%
Separation costs	4,159	260	3,899	n/m
Total compensation and benefits expense	37,214	32,039	5,175	16.2%
General and administrative	6,260	7,046	(786)	(11.2)%
Other client company reimbursable expenses	99,385	97,975	1,410	1.4%
Transaction and acquisition related costs	117	796	(679)	(85.3)
Depreciation and amortization	238	256	(18)	(7.0)%
Total expenses	143,214	138,112	5,102	3.7%
Operating income	13,732	21,780	(8,048)	(37.0)%
Interest and other income	231	1,875	(1,644)	(87.7)%
Equity in earnings of investees	424	255	169	66.3%
Unrealized gain on equity method investment accounted for under the fair value option	8,122	1,438	6,684	n/m
Income before income tax expense	22,509	25,348	(2,839)	(11.2)%
Income tax expense	(2,756)	(3,724)	968	26.0%
Net income	19,753	21,624	(1,871)	(8.7)%
Net income attributable to noncontrolling interest	(10,856)	(12,175)	1,319	10.8%
Net income attributable to The RMR Group Inc.	$8,897	$9,449	$(552)	(5.8)%
n/m - not meaningful
Management services revenue. For the three months ended December 31, 2020 and 2019, we earned base business and property management services revenue from the following sources:

	Three Months Ended December 31,
	2020	2019	Change
Managed Equity REITs	$33,280	$39,365	$(6,085)
Managed Private Real Estate Capital	1,829	1,784	45
Managed Operating Companies	5,638	6,126	(488)
Total	$40,747	$47,275	$(6,528)
Management services revenue decreased $6,528 primarily due to (i) declines in the market capitalization of DHC, OPI and SVC resulting in decreases to base business management fees of $1,467, $995 and $3,081, respectively, and (ii) declines in management fees earned from the Managed Operating Companies of $488, primarily driven by COVID-19 pandemic related adverse impacts on FVE’s and Sonesta’s businesses.
Advisory services revenue. Advisory services revenue for the three months ended December 31, 2020 and 2019 includes the fees RMR Advisors earned for managing RMRM and the fees Tremont Advisors earns for managing TRMT. Advisory services revenues decreased by $261 primarily due to decreases in the average net asset value of RMRM’s portfolio since April 2020.
Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our Client Companies. A significant portion of these compensation and benefits are charged or passed through to and were paid by tenants of our Client Companies. Reimbursable compensation and benefits increased $378 primarily due to annual increases in employee compensation and benefits for which we receive reimbursement.
Reimbursable client company equity based compensation. Reimbursable client company equity based compensation includes grants of common shares from Client Companies directly to certain of our officers and employees in connection with the provision of management services to those companies. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our Client Companies to certain of our officers and employees. Reimbursable client company equity based compensation increased $2,055 primarily due to the acceleration of unvested shares granted by our Client Companies to certain of our officers in connection with their retirements and increases in share based compensation granted to our employees by our Client Companies as a result of increases in their respective share prices.
Other client company reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense decreased $703 primarily due to lower estimated bonus costs in the 2020 period primarily due to officer retirements and lower mortgage origination commission costs, partially offset by annual employee merit increases on October 1, 2020.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and by our Client Companies. Equity based compensation increased $1,979 primarily due to the acceleration of unvested shares of our Client Companies owned by certain of our officers in connection with their retirements and increases in share based compensation granted to our employees by our Client Companies as a result of increases in their respective share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs decreased $786 primarily due to decreases in travel expenses, temporary staffing and recruiting fees as a result of the ongoing COVID-19 pandemic.
Depreciation and amortization. Depreciation and amortization expense was relatively unchanged from the prior period.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $679 primarily due to costs incurred in the prior period in connection with RMRM’s conversion from a registered investment company to a commercial mortgage REIT.
Interest and other income. Interest and other income decreased $1,644 primarily due to lower interest earned during the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, as a result of lower interest rates during the 2020 period.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our equity interest in TRMT.
Unrealized gain on equity method investment accounted for under the fair value option. Unrealized gain on equity method investment accounted for under the fair value option represents the gain or loss on our investment in TA common shares. The gain for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, is a result of recent increases in TA’s share price and additional shares of TA purchased subsequent to December 31, 2019. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The decrease in income tax expense of $968 is primarily attributable to lower taxable income for the three months ended December 31, 2020, as compared to the same period in the prior year and a reduction in our income tax provision recorded during the three months ended December 31, 2020 of $520 related to final tax regulations released in December 2020. For further information, see Note 5, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Total assets were $698,393 as of December 31, 2020, an increase of $8,140 from September 30, 2020. Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of December 31, 2020 and September 30, 2020, we had cash and cash equivalents of $383,213 and $369,663, respectively, of which $25,407 and $25,498, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2020 and September 30, 2020, $351,848 and $341,612, respectively, of our cash and cash equivalents were invested in money market funds.
Total liabilities were $150,276 as of December 31, 2020, an increase of $925 from September 30, 2020. Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities. As noted earlier in this Quarterly Report on Form 10-Q, the market disruptions resulting from the COVID-19 pandemic are having adverse impacts on our business management fees, property management fees and construction management fees generated from our Client Companies. The market turmoil created by COVID-19 may have lasting effects on our business and the businesses of our Client Companies; however, we cannot predict the extent and duration of the pandemic or the severity and duration of its economic impact on us and our Client Companies.
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
During the three months ended December 31, 2020, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $10,730. On January 14, 2021, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of January 25, 2021 in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,230. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,419, of which $4,919 will be distributed to us based on our aggregate ownership of 16,395,641 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $10,730 and we expect to pay this dividend on or about February 18, 2021. See Note 8, Shareholders’ Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
For the three months ended December 31, 2020, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $5,855, of which $3,035 was distributed to us and $2,820 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $3,035 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $2,820 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement described in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.

Cash Flows
Our changes in cash flows for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 were as follows: (i) net cash from operating activities decreased $14,260 from $41,920 in the 2019 period to $27,660 in the 2020 period; (ii) net cash used in investing activities increased $412 from $148 in the 2019 period to $560 in the 2020 period; and (iii) net cash used in financing activities decreased $975 from $14,525 in the 2019 period to $13,550 in the 2020 period.
The decrease in cash from operating activities for the three months ended December 31, 2020, compared to the same period in 2019 primarily reflects the net effect of declines in net income and changes in working capital. The increase in cash used in investing activities for the three months ended December 31, 2020 compared to the same period in 2019 was due to an increase in our purchases of property and equipment in the 2020 period. The decrease in cash used in financing activities for the three months ended December 31, 2020 compared to the same period in 2019 was primarily due to lower tax distributions based on current estimates for taxable income in this fiscal year.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Tax Receivable Agreement
We are party to a tax receivable agreement, or Tax Receivable Agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of December 31, 2020, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $29,950, of which we expect to pay $2,161 to ABP Trust during the fourth quarter of fiscal year 2021.
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted a significant part of our businesses in foreign currencies. As a result, we are not now subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our Client Companies’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. See Part I, Item 1A “Risk Factors” of our 2020 Annual Report for the risks to us and our Client Companies related to the COVID-19 pandemic.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, as well as our Client Companies. Our other Managing Director and our executive officers have historical and continuing relationships with our Client Companies and several of our Client Companies have material historical and ongoing relationships with other Client Companies. For further information about these and other such relationships and related person transactions, please see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, the section captioned “Business” in Part I, Item 1 of our 2020 Annual Report, our other filings with the SEC and our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in our 2020 Annual Report, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Our forward-looking statements reflect our current views, intents and expectations with respect to, among other things, our operations and financial performance. Our forward-looking statements can be identified by the use of words such as “outlook,” “believe,” “expect,” “potential,” “will,” “may,” “estimate,” “anticipate” and derivatives or negatives of such words or similar words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be factors that could cause actual outcomes or results to differ materially from those stated or implied in these statements. We believe these factors include, but are not limited to the following:
•the duration and severity of the negative economic impact of COVID-19 and the resulting disruptions on us and our Client Companies;
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

For example:
•We have a limited number of Client Companies. We have long term contracts with our Managed Equity REITs; however, the other contracts under which we earn our revenues are for shorter terms, and the long term contracts with our Managed Equity REITs may be terminated in certain circumstances. The termination or loss of any of our management contracts may have a material adverse impact upon our revenues, profits, cash flows and business reputation;
•Our base business management fees earned from our Managed Equity REITs are calculated monthly based upon the lower of each REIT’s cost of its applicable assets and such REIT’s market capitalization. Our business management fees earned from our Managed Operating Companies are calculated based upon certain revenues from each operator’s business. Accordingly, our future revenues, income and cash flows will decline if the business activities, assets or market capitalizations of our Client Companies decline;
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
•Our liquidity will be temporarily impacted by rent deferrals our Client Companies have granted to their tenants because our property management fee revenues are based on gross rents collected and we will not begin to earn fees related to these deferred amounts until the tenants begin to pay the deferred amounts to the Client Companies. However, these tenants may be unable to repay those amounts when due. Further, these and other tenants of our Client Companies may be unable to pay other rent amounts and they may default on those payments or our Client Companies may grant them relief, any of which may reduce or delay the fees we earn and negatively impact our liquidity;
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
•Our belief that, because of the diversity of properties that our Client Companies own and operate, there should be opportunities for growth in select property types and locations as the COVID-19 pandemic ebbs may prove unfounded or we and our Client Companies may not succeed in executing on those opportunities;
•Our attempts to take into account industry and economic factors as well as specific property and regional geographic considerations when providing services to our Client Companies may not be successful;
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
There are or will be additional important factors that could cause business outcomes or financial results to differ materially from those stated or implied in our forward-looking statements. For example, the market turmoil created by the COVID-19 pandemic and its aftermath, including the current market conditions, may further lower the market value of our Managed Equity REITs or cause their rent receipts or construction activities to decline or cause the revenues of our Managed Operating Companies to significantly decline and, as a result, our revenues and cash flows may continue to be adversely impacted.
We have based our forward-looking statements on our current expectations about future events that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, our forward-looking statements should not be relied on as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected or implied in our forward-looking statements. The matters discussed in this warning should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our 2020 Annual Report, including the “Risk Factors” section of our 2020 Annual Report. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors from those we previously provided in our 2020 Annual Report.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant. (1)
3.2	Articles of Amendment, filed July 30, 2015. (1)
3.3	Articles of Amendment, filed September 11, 2015. (1)
3.4	Articles of Amendment, filed March 9, 2016. (2)
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017. (3)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock. (4)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management and Research Trust). (1)
10.1	Letter Agreement, dated as of October 9, 2020, by and among The RMR Group LLC and David M. Blackman. (5)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on September 15, 2017.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on November 20, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: February 2, 2021