Form 10-Q
period 2021-03-31
RMR GROUP INC.
filed 2021-05-10
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 6, 2021, there were 15,413,191 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

March 31, 2021

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	March 31,	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$376,252	$369,663
Due from related parties	81,189	82,605
Prepaid and other current assets	8,554	3,877
Total current assets	465,995	456,145

Property and equipment, net	2,319	2,299
Due from related parties, net of current portion	11,428	7,764
Equity method investment	7,330	7,467
Equity method investment accounted for under the fair value option	16,872	12,152
Goodwill	1,859	1,859
Intangible assets, net of amortization	256	277
Operating lease right of use assets	34,085	34,663
Deferred tax asset	22,466	23,900
Other assets, net of amortization	139,019	143,727
Total assets	$701,629	$690,253

Liabilities and Equity
Current liabilities:
Other reimbursable expenses	$50,587	$56,079
Accounts payable and accrued expenses	27,750	16,984
Operating lease liabilities	4,735	4,407
Employer compensation liability	2,463	4,298
Total current liabilities	85,535	81,768

Operating lease liabilities, net of current portion	31,171	32,030
Amounts due pursuant to tax receivable agreement, net of current portion	27,789	27,789
Employer compensation liability, net of current portion	11,428	7,764
Total liabilities	155,923	149,351

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,413,191 and 15,395,641 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	108,932	106,622
Retained earnings	300,087	286,249
Cumulative common distributions	(109,443)	(96,983)
Total shareholders’ equity	299,607	295,919
Noncontrolling interest	246,099	244,983
Total equity	545,706	540,902
Total liabilities and equity	$701,629	$690,253
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenues:
Management services	$40,242	$43,321	$80,989	$90,596
Incentive business management fees	620	—	620	—
Advisory services	1,129	780	1,715	1,627
Total management and advisory services revenues	41,991	44,101	83,324	92,223
Reimbursable compensation and benefits	13,159	12,823	26,384	25,670
Reimbursable equity based compensation	1,206	(290)	4,209	658
Other reimbursable expenses	75,208	84,227	174,593	182,202
Total reimbursable costs	89,573	96,760	205,186	208,530
Total revenues	131,564	140,861	288,510	300,753
Expenses:
Compensation and benefits	30,586	30,122	60,080	60,319
Equity based compensation	1,752	302	5,313	1,884
Separation costs	—	385	4,159	645
Total compensation and benefits expense	32,338	30,809	69,552	62,848
General and administrative	7,104	7,297	13,364	14,343
Other reimbursable expenses	75,208	84,227	174,593	182,202
Transaction and acquisition related costs	296	373	413	1,169
Depreciation and amortization	251	246	489	502
Total expenses	115,197	122,952	258,411	261,064
Operating income	16,367	17,909	30,099	39,689
Interest and other income	204	1,500	435	3,375
Equity in earnings of investees	303	324	727	579
Unrealized (loss) gain on equity method investment accounted for under the fair value option	(3,402)	(2,200)	4,720	(762)
Income before income tax expense	13,472	17,533	35,981	42,881
Income tax expense	(1,992)	(2,612)	(4,748)	(6,336)
Net income	11,480	14,921	31,233	36,545
Net income attributable to noncontrolling interest	(6,539)	(8,453)	(17,395)	(20,628)
Net income attributable to The RMR Group Inc.	$4,941	$6,468	$13,838	$15,917

Weighted average common shares outstanding - basic	16,256	16,186	16,254	16,181
Weighted average common shares outstanding - diluted	31,280	31,186	31,254	31,181

Net income attributable to The RMR Group Inc. per common share - basic	$0.30	$0.40	$0.84	$0.98
Net income attributable to The RMR Group Inc. per common share - diluted	$0.30	$0.39	$0.81	$0.96
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2020	$15	$1	$15	$106,622	$286,249	$(96,983)	$295,919	$244,983	$540,902
Share grants, net	—	—	—	1,012	—	—	1,012	—	1,012
Net income	—	—	—	—	8,897	—	8,897	10,856	19,753
Tax distributions to Member	—	—	—	—	—	—	—	(2,820)	(2,820)
Common share distributions	—	—	—	—	—	(6,230)	(6,230)	(4,500)	(10,730)
Balance at December 31, 2020	15	1	15	107,634	295,146	(103,213)	299,598	248,519	548,117
Share grants, net	—	—	—	1,298	—	—	1,298	—	1,298
Net income	—	—	—	—	4,941	—	4,941	6,539	11,480
Tax distributions to Member	—	—	—	—	—	—	—	(4,459)	(4,459)
Common share distributions	—	—	—	—	—	(6,230)	(6,230)	(4,500)	(10,730)
Balance at March 31, 2021	$15	$1	$15	$108,932	$300,087	$(109,443)	$299,607	$246,099	$545,706

Balance at September 30, 2019	$15	$1	$15	$103,360	$257,457	$(72,194)	$288,654	$240,381	$529,035
Share grants, net	—	—	—	634	—	—	634	—	634
Net income	—	—	—	—	9,449	—	9,449	12,175	21,624
Tax distributions to Member	—	—	—	—	—	—	—	(3,830)	(3,830)
Common share distributions	—	—	—	—	—	(6,195)	(6,195)	(4,500)	(10,695)
Balance at December 31, 2019	15	1	15	103,994	266,906	(78,389)	292,542	244,226	536,768
Share grants, net	—	—	—	1,271	—	—	1,271	—	1,271
Net income	—	—	—	—	6,468	—	6,468	8,453	14,921
Tax distributions to Member	—	—	—	—	—	—	—	(4,156)	(4,156)
Common share distributions	—	—	—	—	—	(6,194)	(6,194)	(4,500)	(10,694)
Balance at March 31, 2020	$15	$1	$15	$105,265	$273,374	$(84,583)	$294,087	$244,023	$538,110
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$31,233	$36,545
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	489	502
Straight line office rent	47	72
Amortization expense related to other assets	4,708	4,708
Deferred income taxes	1,434	465
Operating expenses paid in The RMR Group Inc. common shares	2,329	2,000
Equity in earnings of investees	(727)	(579)
Distributions from equity method investment	864	705
Unrealized (gain) loss on equity method investment accounted for under the fair value option	(4,720)	762
Changes in assets and liabilities:
Due from related parties	(419)	16,223
Prepaid and other current assets	(4,677)	802
Other reimbursable expenses	(5,492)	(15,332)
Accounts payable and accrued expenses	11,036	1,863
Net cash from operating activities	36,105	48,736

Cash Flows from Investing Activities:
Purchase of property and equipment	(758)	(352)
Net cash used in investing activities	(758)	(352)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(16,279)	(16,986)
Distributions to common shareholders	(12,460)	(12,389)
Repurchase of common shares	(19)	(95)
Net cash used in financing activities	(28,758)	(29,470)

Increase in cash and cash equivalents	6,589	18,914
Cash and cash equivalents at beginning of period	369,663	358,448
Cash and cash equivalents at end of period	$376,252	$377,362

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$6,266	$6,320
Fair value of share based payments recorded	$4,209	$658
Recognition of right of use assets and related lease liabilities	$1,669	$39,746
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
As of March 31, 2021, RMR Inc. owned 15,413,191 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.2% of the economic interest of RMR LLC as of March 31, 2021. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.8% of the economic interest of RMR LLC as of March 31, 2021, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of March 31, 2021, managed a diverse portfolio of real estate and real estate related businesses. RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs.
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
In addition, RMR LLC provides management services to private capital vehicles, including ABP Trust and its subsidiaries, or collectively ABP Trust, and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. In these financial statements we refer to these clients as the Managed Private Real Estate Capital clients.
As of December 31, 2020, RMR LLC had two wholly owned subsidiaries, each an investment adviser registered with the Securities and Exchange Commission, or SEC: Tremont Realty Advisors LLC, or Tremont Advisors, and RMR Advisors LLC, or RMR Advisors.
Tremont Advisors provides advisory services for two publicly traded mortgage REITs: RMR Mortgage Trust, or RMRM, and Tremont Mortgage Trust, or TRMT. RMRM, TRMT and the Managed Equity REITs are collectively referred to as the Managed REITs or the Managed Public Real Estate Capital clients. RMRM and TRMT focus primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Tremont Advisors has in the past and may in the future manage additional accounts that invest in commercial real estate debt, including secured mortgage debt. Employees of Tremont Advisors also act as a transaction broker for non-investment advisory clients for negotiated fees, which we refer to as the Tremont business.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
On January 6, 2021, RMR Advisors merged with and into Tremont Advisors with Tremont Advisors as the surviving entity.
On April 26, 2021, RMRM and TRMT announced that they have entered into a definitive merger agreement pursuant to which TRMT will merge with and into RMRM, with RMRM continuing as the surviving company. Tremont Advisors will continue to manage the combined company and has waived any termination fee that would otherwise be payable by TRMT as a result of the merger. The merger is expected to close during the third calendar quarter of 2021, subject to the requisite approvals by RMRM and TRMT shareholders and other customary closing conditions.
The accompanying condensed consolidated financial statements are unaudited. Certain information and disclosures required by U.S. Generally Accepted Accounting Principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, or our 2020 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.
Note 2. Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On October 1, 2020, we adopted ASU No. 2016-13. We have not historically experienced credit losses from our clients and as a result, the adoption of ASU No. 2016-13 did not have a material impact on our condensed consolidated financial statements.
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
We earned aggregate base business management fees from the Managed Equity REITs of $22,573 and $24,527 for the three months ended March 31, 2021 and 2020, respectively, and $44,128 and $51,918 for the six months ended March 31, 2021 and 2020, respectively.
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
The incentive business management fees are calculated for each Managed Equity REIT as 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the relevant measurement period and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share, as defined in the applicable business management agreement, exceeded the applicable benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, as adjusted for net share issuances during the period and subject to caps on the values of the incentive fees. The measurement period for the annual incentive business management fees is defined as the three year period ending on December 31 of the year for which such fee is being calculated.
We did not earn incentive business management fees from the Managed Equity REITs for the calendar years 2019 or 2020 and, as a result, we did not recognize any incentive business management fees for the six months ended March 31, 2021 or 2020.
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
We earned aggregate fees from the Managed Operating Companies of $5,374 and $6,297 for the three months ended March 31, 2021 and 2020, respectively, and $11,012 and $12,423 for the six months ended March 31, 2021 and 2020, respectively.
Managed Private Real Estate Capital
We earn management fees from the Managed Private Real Estate Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are paid monthly in arrears.
We earned aggregate fees from the Managed Private Real Estate Capital clients of $1,271 and $687 for the three months ended March 31, 2021 and 2020, respectively, and $2,187 and $1,240 for the six months ended March 31, 2021 and 2020, respectively.
Property Management Fees
We earn property management fees by providing continuous services pursuant to property management agreements with the Managed Equity REITs and the Managed Private Real Estate Capital clients. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision in connection with certain construction activities undertaken at the managed properties equal to 5.0% of the cost of such construction. We earned aggregate property management fees of $11,024 and $11,708 for the three months ended March 31, 2021 and 2020, respectively, and $23,403 and $24,233 for the six months ended March 31, 2021 and 2020, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Other Agreements
Tremont Advisors is primarily compensated pursuant to its management agreements with RMRM (beginning January 6, 2021) and TRMT at an annual rate of 1.5% of RMRM’s and TRMT’s equity, as defined in the applicable agreements. Tremont Advisors waived any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until December 31, 2020. Tremont Advisors earned aggregate advisory services revenue from TRMT of $378 and $37 for the three months ended March 31, 2021 and 2020, respectively, and $415 and $73 for the six months ended March 31, 2021 and 2020, respectively.
Tremont Advisors may also earn an incentive fee under its management agreements with RMRM (beginning the second calendar quarter of 2021) and TRMT equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) RMRM’s and TRMT’s core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) RMRM’s and TRMT’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Advisors with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from January 5, 2021 for RMRM and September 18, 2017 for TRMT) in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont Advisors waived any incentive fees otherwise due and payable by TRMT pursuant to the management agreement prior to December 31, 2020. Tremont Advisors earned incentive fees of $620 from TRMT for the three and six months ended March 31, 2021.
RMR Advisors, which previously provided advisory services for RMRM until it merged into Tremont Advisors on January 6, 2021, was compensated through January 5, 2021 pursuant to its agreement with RMRM at an annual rate of 0.85% of RMRM’s average daily managed assets. Average daily managed assets included the net asset value attributable to RMRM’s outstanding common shares and cash on hand, plus the liquidation preference of RMRM’s outstanding preferred shares and the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RMRM. RMR Advisors or Tremont Advisors, as applicable, earned advisory services revenue of $751 and $743 for the three months ended March 31, 2021 and 2020, respectively, and $1,300 and $1,554 for the six months ended March 31, 2021 and 2020, respectively.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it brokers. The Tremont business earned fees for such brokerage services of zero and $102 for the three months ended March 31, 2021 and 2020, respectively, and $259 and $782 for the six months ended March 31, 2021 and 2020, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.
Reimbursable Compensation and Benefits
Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and were paid by tenants of our clients. We recognize the revenue for reimbursements when we incur the related reimbursable compensation and benefits on behalf of our clients. We realized reimbursable compensation and benefits of $13,159 and $12,823 for the three months ended March 31, 2021 and 2020, respectively, and $26,384 and $25,670 for the six months ended March 31, 2021 and 2020, respectively.
Reimbursable Equity Based Compensation
Reimbursable equity based compensation includes grants of common shares from our clients directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our condensed consolidated statements of income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our clients to certain of our officers and employees. We realized equity based compensation expense (income) and related reimbursements from our clients of $1,206 and $(290) for the three months ended March 31, 2021 and 2020, respectively, and $4,209 and $658 for the six months ended March 31, 2021 and 2020, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Other Reimbursable Expenses
Other reimbursable expenses include reimbursements that arise from services we provide pursuant to our property management agreements, which include third party costs related to matters such as maintenance and repairs, security and cleaning services, a significant portion of which are charged or passed through to and were paid by tenants of our clients. We have determined that we control the services provided by third parties for certain of our clients and therefore we account for the cost of these services and the related reimbursement revenue on a gross basis.
We realized other reimbursable expenses reflecting corresponding amounts in revenue and expense of $75,208 and $84,227 for the three months ended March 31, 2021 and 2020, respectively, and $174,593 and $182,202 for the six months ended March 31, 2021 and 2020, respectively.
Note 4. Investments
Equity Method Investment
As of March 31, 2021, Tremont Advisors owned 1,600,100, or approximately 19.3%, of TRMT’s outstanding common shares. We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence, but not control, over TRMT’s most significant activities. Our share of earnings from our investment in TRMT included in equity in earnings of investees in our condensed consolidated statements of income was $303 and $324 for the three months ended March 31, 2021 and 2020, respectively, and $727 and $579 for the six months ended March 31, 2021 and 2020, respectively. We received aggregate distributions from TRMT of $847 and $353 during the three months ended March 31, 2021 and 2020, respectively, and $864 and $705 during the six months ended March 31, 2021 and 2020, respectively.
Equity Method Investment Accounted for Under the Fair Value Option
As of March 31, 2021, we owned 621,853, or approximately 4.3%, of TA’s outstanding common shares. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares as of the end of the period, which is a Level 1 fair value input. The market value of our investment in TA at March 31, 2021 and September 30, 2020, based on quoted market prices, was $16,872 and $12,152, respectively. The unrealized (loss) gain in our condensed consolidated statements of income related to our investment in TA was $(3,402) and $(2,200) for the three months ended March 31, 2021 and 2020, respectively, and $4,720 and ($762) for the six months ended March 31, 2021 and 2020, respectively.
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
For the three months ended March 31, 2021 and 2020, we recognized estimated income tax expense of $1,992 and $2,612, respectively, which includes $1,462 and $1,901, respectively, of U.S. federal income tax and $530 and $711, respectively, of state income taxes. For the six months ended March 31, 2021 and 2020, we recognized estimated income tax expense of $4,748 and $6,336, respectively, which includes $3,486 and $4,678, respectively, of U.S. federal income tax and $1,262 and $1,658, respectively, of state income taxes.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.3%	3.9%	3.2%	3.7%
Permanent items	0.7%	0.1%	0.6%	0.2%
Net income attributable to noncontrolling interest	(10.2)%	(10.1)%	(10.1)%	(10.1)%
Other (1)	—%	—%	(1.5)%	—%
Total	14.8%	14.9%	13.2%	14.8%
(1)     In December 2020, the Internal Revenue Service and Department of Treasury released final regulations which, among other clarifications, established the effective date as it relates to limitations on the deductibility of certain executive compensation. The final regulations provide that the application of the limit applies to deductions after December 18, 2020. As such, during the three months ended December 31, 2020, we reduced our provision for income taxes for limitations applied prior to the effective date by $520, or $0.02 per diluted share, which reduced the effective income tax rate by 1.5% for the six months ended March 31, 2021.
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of March 31, 2021, we had no uncertain tax positions.
Note 6. Fair Value of Financial Instruments
As of March 31, 2021 and September 30, 2020, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, which include liabilities related to other reimbursable expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
The following are our assets and liabilities that have been measured at fair value using Level 1 inputs in the fair value hierarchy as of March 31, 2021 and September 30, 2020:

	March 31,	September 30,
	2021	2020
Money market funds included in cash and cash equivalents	$357,041	$341,612
Current portion of due from related parties related to share based payment awards	2,463	4,298
Long term portion of due from related parties related to share based payment awards	11,428	7,764
Current portion of employer compensation liability related to share based payment awards	2,463	4,298
Long term portion of employer compensation liability related to share based payment awards	11,428	7,764
Note 7. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. As of March 31, 2021, Adam D. Portnoy beneficially owned, in aggregate, (i) 160,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC. Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer, is also an officer of ABP Trust and an officer and employee of RMR LLC.
Adam D. Portnoy is the chair of the board of trustees of each of the Managed Equity REITs, the chair of the board of directors of each of Five Star and TA, a managing trustee or managing director of each of the Managed REITs, Five Star and TA, a director of Sonesta (and its parent) and the controlling shareholder of Sonesta (and its parent). Jennifer B. Clark, our other Managing Director, is a managing trustee of DHC, a managing director of Five Star and a director of Sonesta (and its parent), and, until January 5, 2021, she served as a managing trustee of RMRM. Ms. Clark also serves as the secretary of all our publicly traded clients and Sonesta.
As of March 31, 2021, Adam D. Portnoy beneficially owned, in aggregate, 6.3% of Five Star’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 4.5% of TA’s outstanding common shares (including through RMR LLC), 2.3% of RMRM’s outstanding common shares, and 19.4% of TRMT’s outstanding common shares (including through Tremont Advisors).
The Managed REITs have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. All the officers of the Managed Equity REITs and ABP Trust are officers or employees of RMR LLC. All the officers, overhead and required office space of TRMT and RMRM are provided or arranged by Tremont Advisors. All of TRMT’s and RMRM’s officers are officers or employees of Tremont Advisors or RMR LLC. Many of the executive officers of the Managed Operating Companies are officers or employees of RMR LLC. Some of our executive officers are also managing directors or managing trustees of certain of the Managed REITs and the Managed Operating Companies.
Additional information about our related person transactions appears in Note 8, Shareholders’ Equity, below and in our 2020 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended March 31, 2021 and 2020, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Managed Public Real Estate Capital:
DHC	$8,652	$30,901	$39,553	$9,145	$31,902	$41,047
ILPT	4,173	4,476	8,649	5,305	4,969	10,274
OPI	8,628	41,930	50,558	9,480	47,089	56,569
SVC	11,281	3,354	14,635	11,777	5,284	17,061
Total Managed Equity REITs	32,734	80,661	113,395	35,707	89,244	124,951
RMRM	751	941	1,692	743	—	743
TRMT	998	672	1,670	37	621	658
Total Managed REITs	34,483	82,274	116,757	36,487	89,865	126,352

Managed Private Real Estate Capital:
ABP Trust and other private entities	2,134	6,974	9,108	1,215	6,653	7,868

Managed Operating Companies:
Five Star	1,803	115	1,918	2,351	99	2,450
Sonesta	636	79	715	567	76	643
TA	2,935	131	3,066	3,379	67	3,446
	5,374	325	5,699	6,297	242	6,539

Total revenues from related parties	41,991	89,573	131,564	43,999	96,760	140,759
Revenues from unrelated parties	—	—	—	102	—	102
	$41,991	$89,573	$131,564	$44,101	$96,760	$140,861

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the six months ended March 31, 2021 and 2020, we recognized revenues from related parties as set forth in the following table:

	Six Months Ended March 31, 2021			Six Months Ended March 31, 2020
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Managed Public Real Estate Capital:
DHC	$17,574	$73,185	$90,759	$19,100	$65,504	$84,604
ILPT	9,047	9,667	18,714	10,879	15,736	26,615
OPI	17,895	97,457	115,352	19,643	101,809	121,452
SVC	21,498	8,366	29,864	25,450	10,735	36,185
Total Managed Equity REITs	66,014	188,675	254,689	75,072	193,784	268,856
RMRM	1,300	941	2,241	1,554	—	1,554
TRMT	1,035	1,638	2,673	73	1,282	1,355
Total Managed REITs	68,349	191,254	259,603	76,699	195,066	271,765

Managed Private Real Estate Capital:
ABP Trust and other private entities	3,704	13,226	16,930	2,278	12,994	15,272

Managed Operating Companies:
Five Star	3,779	185	3,964	4,603	123	4,726
Sonesta	989	79	1,068	1,146	122	1,268
TA	6,244	442	6,686	6,674	217	6,891
	11,012	706	11,718	12,423	462	12,885

Total revenues from related parties	83,065	205,186	288,251	91,400	208,522	299,922
Revenues from unrelated parties	259	—	259	823	8	831
	$83,324	$205,186	$288,510	$92,223	$208,530	$300,753

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	March 31, 2021			September 30, 2020
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Managed Public Real Estate Capital:
DHC	$6,571	$20,401	$26,972	$5,548	$22,035	$27,583
ILPT	2,100	3,882	5,982	3,089	5,791	8,880
OPI	8,562	25,805	34,367	7,883	30,529	38,412
SVC	4,755	7,468	12,223	4,258	6,326	10,584
Total Managed Equity REITs	21,988	57,556	79,544	20,778	64,681	85,459
RMRM	703	311	1,014	—	—	—
TRMT	988	779	1,767	19	614	633
Total Managed REITs	23,679	58,646	82,325	20,797	65,295	86,092

Managed Private Real Estate Capital:
ABP Trust and other private entities	3,300	2,511	5,811	1,106	2,364	3,470

Managed Operating Companies:
Five Star	140	463	603	149	102	251
Sonesta	926	—	926	—	—	—
TA	93	2,859	2,952	176	380	556
	1,159	3,322	4,481	325	482	807
	$28,138	$64,479	$92,617	$22,228	$68,141	$90,369
Leases
As of March 31, 2021, we leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,443 and $1,430 for the three months ended March 31, 2021 and 2020, respectively, and $2,826 and $2,863 for the six months ended March 31, 2021 and 2020, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. As of March 31, 2021, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $29,950, including $2,161 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2021.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, subject to future adjustment based on actual results. For the six months ended March 31, 2021 and 2020, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $15,426 and $16,792, respectively, of which $8,147 and $8,806, respectively, was distributed to us and $7,279 and $7,986, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
RMR Mortgage Trust
In connection with its deregistration as an investment company under the Investment Company Act of 1940, as amended, the investment advisory agreement and administration agreement between RMRM and RMR Advisors or Tremont Advisors, as applicable, were terminated effective January 5, 2021 and March 16, 2021, respectively, and Tremont Advisors entered into a new management agreement with RMRM effective January 5, 2021.
On April 26, 2021, RMRM and TRMT announced that they have entered into a definitive merger agreement pursuant to which TRMT will merge with and into RMRM, with RMRM continuing as the surviving company. Tremont Advisors will continue to manage the combined company and has waived any termination fee that would otherwise be payable by TRMT as a result of the merger. The merger is expected to close during the third calendar quarter of 2021, subject to the requisite approvals by RMRM and TRMT shareholders and other customary closing conditions. See Note 1, Basis of Presentation, for further information.
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
In October 2020, we entered into a retirement agreement with David M. Blackman, a former Executive Vice President of RMR LLC. Mr. Blackman, at the time, also served as president, chief executive officer and a director of Tremont Advisors, president, chief executive officer and managing trustee of TRMT, president, chief executive officer and managing trustee of OPI, and executive vice president of RMR Advisors. Pursuant to his retirement agreement, Mr. Blackman remained in his officer, director and trustee roles with RMR LLC, Tremont Advisors, TRMT, OPI and RMR Advisors through December 31, 2020 and he will continue to serve as a managing trustee of OPI until the earliest of OPI’s 2021 annual meeting of shareholders, June 30, 2021 or such earlier time requested by us or OPI’s board of trustees. In addition, Mr. Blackman will continue to serve as an employee of RMR LLC through June 30, 2021. Under Mr. Blackman’s retirement agreement, RMR LLC agreed to pay Mr. Blackman combined cash payments in the amount of $2,850. We paid half of that amount on February 1, 2021, and we expect to pay the other half on or about July 31, 2021. In addition, our Compensation Committee approved the acceleration of all 9,400 unvested shares owned by Mr. Blackman of us as of his retirement date, June 30, 2021, subject to applicable conditions.
For the three and six months ended March 31, 2021 and 2020, we recognized cash and equity based separation costs as set forth in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Former executive officers:
Cash separation costs	$—	$—	$2,900	$260
Equity based separation costs	—	281	295	281
	—	281	3,195	541
Former nonexecutive officers:
Cash separation costs (1)	—	80	805	80
Equity based separation costs	—	24	159	24
	—	104	964	104
Total separation costs	$—	$385	$4,159	$645
(1)During the six months ended March 31, 2021, we were indemnified for a withdrawal liability of $515 that we had recorded during the three months ended September 30, 2020 related to a prior client’s shared pension plan accounted for as a multiemployer benefit plan.

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
On March 11, 2021, we granted 3,000 of our Class A Common Shares, valued at $42.85 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Directors as part of his or her annual compensation for serving as a Director. For the three and six months ended March 31, 2021, we recorded general and administrative expense of $771 for these grants.
Equity based compensation expense related to shares granted to certain officers and employees was $546 and $592 for the three months ended March 31, 2021 and 2020, respectively, and $1,104 and $1,226 for the six months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had 129,570 unvested shares outstanding which are scheduled to vest as follows: 45,020 shares in 2021, 37,550 shares in 2022, 29,660 shares in 2023 and 17,340 in 2024.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations. The repurchase price is based on the closing price of our Class A Common Shares on the Nasdaq on the repurchase date. During the six months ended March 31, 2021, we withheld and repurchased 450 of our Class A Common Shares for an aggregate value of $19, which is reflected as a decrease to shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
Distributions
During the six months ended March 31, 2021 and 2020, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Six Months Ended March 31, 2021
10/15/2020	10/26/2020	11/19/2020	$0.38	$6,230
1/14/2021	1/25/2021	2/18/2021	0.38	6,230
			$0.76	$12,460
Six Months Ended March 31, 2020
10/17/2019	10/28/2019	11/14/2019	$0.38	$6,195
1/16/2020	1/27/2020	2/20/2020	0.38	6,194
			$0.76	$12,389

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Six Months Ended March 31, 2021
10/15/2020	10/26/2020	11/19/2020	$0.30	$9,419	$4,919	$4,500
1/14/2021	1/25/2021	2/18/2021	0.30	9,419	4,919	4,500
			$0.60	$18,838	$9,838	$9,000
Six Months Ended March 31, 2020
10/17/2019	10/28/2019	11/14/2019	$0.30	$9,391	$4,891	$4,500
1/16/2020	1/27/2020	2/20/2020	0.30	9,390	4,890	4,500
			$0.60	$18,781	$9,781	$9,000
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On April 15, 2021, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of April 26, 2021, in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,237. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,424, of which $4,924 will be distributed to us based on our aggregate ownership of 16,413,191 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about May 20, 2021.
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
The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three and six months ended March 31, 2021 and 2020, the assumed redemption is dilutive to earnings per share as presented in the table below. The calculation of basic and diluted earnings per share for the three and six months ended March 31, 2021 and 2020, is as follows:

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Numerators:
Net income attributable to The RMR Group Inc.	$4,941	$6,468	$13,838	$15,917
Income attributable to unvested participating securities	(44)	(47)	(121)	(119)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	4,897	6,421	13,717	15,798
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	44	47	121	119
Add back: net income attributable to noncontrolling interest	6,539	8,453	17,395	20,628
Add back: income tax expense	1,992	2,612	4,748	6,336
Income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	(4,113)	(5,317)	(10,547)	(12,858)
Net income used in calculating diluted EPS	$9,359	$12,216	$25,434	$30,023

Denominators:
Common shares outstanding	16,413	16,314	16,413	16,314
Unvested participating securities	(157)	(128)	(159)	(133)
Weighted average common shares outstanding - basic	16,256	16,186	16,254	16,181
Effect of dilutive securities:
Assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	15,000	15,000	15,000
Incremental unvested shares	24	—	—	—
Weighted average common shares outstanding - diluted	31,280	31,186	31,254	31,181

Net income attributable to The RMR Group Inc. per common share - basic	$0.30	$0.40	$0.84	$0.98
Net income attributable to The RMR Group Inc. per common share - diluted	$0.30	$0.39	$0.81	$0.96
(1)Income tax expense assumes the hypothetical conversion of the noncontrolling interest, which results in estimated tax rates of 30.5% and 30.3% for the three months ended March 31, 2021 and 2020, respectively, and 29.3% and 30.0% for the six months ended March 31, 2021 and 2020, respectively.
Note 10. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three and six months ended March 31, 2021 and 2020, is calculated as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Income before income tax expense	$13,472	$17,533	$35,981	$42,881
RMR Inc. franchise tax expense and interest income	217	107	429	163
Net income before noncontrolling interest	13,689	17,640	36,410	43,044
Net income attributable to noncontrolling interest	(6,539)	(8,453)	(17,395)	(20,628)
Net income attributable to RMR Inc. before income tax expense	7,150	9,187	19,015	22,416
Income tax expense attributable to RMR Inc.	(1,992)	(2,612)	(4,748)	(6,336)
RMR Inc. franchise tax expense and interest income	(217)	(107)	(429)	(163)
Net income attributable to RMR Inc.	$4,941	$6,468	$13,838	$15,917

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 11. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., RMR Advisors and Tremont Advisors.

	Three Months Ended March 31, 2021
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$40,242	$—	$40,242
Incentive business management fees	—	620	620
Advisory services	—	1,129	1,129
Total management and advisory services revenues	40,242	1,749	41,991
Reimbursable compensation and benefits	12,668	491	13,159
Reimbursable equity based compensation	1,206	—	1,206
Other reimbursable expenses	75,208	—	75,208
Total reimbursable costs	89,082	491	89,573
Total revenues	129,324	2,240	131,564
Expenses:
Compensation and benefits	29,107	1,479	30,586
Equity based compensation	1,721	31	1,752
Total compensation and benefits expense	30,828	1,510	32,338
General and administrative	6,102	1,002	7,104
Other reimbursable expenses	75,208	—	75,208
Transaction and acquisition related costs	296	—	296
Depreciation and amortization	241	10	251
Total expenses	112,675	2,522	115,197
Operating income (loss)	16,649	(282)	16,367
Interest and other income	196	8	204
Equity in earnings of investees	—	303	303
Unrealized loss on equity method investment accounted for under the fair value option	(3,402)	—	(3,402)
Income before income tax expense	13,443	29	13,472
Income tax expense	—	(1,992)	(1,992)
Net income (loss)	$13,443	$(1,963)	$11,480

Total assets	$650,539	$51,090	$701,629
(1)    Intersegment revenues of $1,060 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31, 2020
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$43,219	$102	$43,321
Advisory services	—	780	780
Total management and advisory services revenues	43,219	882	44,101
Reimbursable compensation and benefits	12,793	30	12,823
Reimbursable equity based compensation	(290)	—	(290)
Other reimbursable expenses	84,227	—	84,227
Total reimbursable costs	96,730	30	96,760
Total revenues	139,949	912	140,861
Expenses:
Compensation and benefits	28,923	1,199	30,122
Equity based compensation	257	45	302
Separation costs	385	—	385
Total compensation and benefits expense	29,565	1,244	30,809
General and administrative	6,314	983	7,297
Other reimbursable expenses	84,227	—	84,227
Transaction and acquisition related costs	—	373	373
Depreciation and amortization	235	11	246
Total expenses	120,341	2,611	122,952
Operating income (loss)	19,608	(1,699)	17,909
Interest and other income	1,366	134	1,500
Equity in earnings of investees	—	324	324
Unrealized loss on equity method investment accounted for under the fair value option	(2,200)	—	(2,200)
Income (loss) before income tax expense	18,774	(1,241)	17,533
Income tax expense	—	(2,612)	(2,612)
Net income (loss)	$18,774	$(3,853)	$14,921

Total assets	$636,994	$48,930	$685,924
(1)    Intersegment revenues of $1,090 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Six Months Ended March 31, 2021
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$80,730	$259	$80,989
Incentive business management fees	—	620	620
Advisory services	—	1,715	1,715
Total management and advisory services revenues	80,730	2,594	83,324
Reimbursable compensation and benefits	25,457	927	26,384
Reimbursable equity based compensation	4,209	—	4,209
Other reimbursable expenses	174,593	—	174,593
Total reimbursable costs	204,259	927	205,186
Total revenues	284,989	3,521	288,510
Expenses:
Compensation and benefits	56,976	3,104	60,080
Equity based compensation	5,238	75	5,313
Separation costs	4,159	—	4,159
Total compensation and benefits expense	66,373	3,179	69,552
General and administrative	11,355	2,009	13,364
Other reimbursable expenses	174,593	—	174,593
Transaction and acquisition related costs	364	49	413
Depreciation and amortization	468	21	489
Total expenses	253,153	5,258	258,411
Operating income (loss)	31,836	(1,737)	30,099
Interest and other income	414	21	435
Equity in earnings of investees	—	727	727
Unrealized gain on equity method investment accounted for under the fair value option	4,720	—	4,720
Income (loss) before income tax expense	36,970	(989)	35,981
Income tax expense	—	(4,748)	(4,748)
Net income (loss)	$36,970	$(5,737)	$31,233

Total assets	$650,539	$51,090	$701,629
(1)    Intersegment revenues of $2,202 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Six Months Ended March 31, 2020
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$89,814	$782	$90,596
Advisory services	—	1,627	1,627
Total management and advisory services revenues	89,814	2,409	92,223
Reimbursable compensation and benefits	24,547	1,123	25,670
Reimbursable equity based compensation	658	—	658
Other reimbursable expenses	182,202	—	182,202
Total reimbursable costs	207,407	1,123	208,530
Total revenues	297,221	3,532	300,753
Expenses:
Compensation and benefits	56,198	4,121	60,319
Equity based compensation	1,824	60	1,884
Separation costs	645	—	645
Total compensation and benefits expense	58,667	4,181	62,848
General and administrative	12,439	1,904	14,343
Other reimbursable expenses	182,202	—	182,202
Transaction and acquisition related costs	49	1,120	1,169
Depreciation and amortization	479	23	502
Total expenses	253,836	7,228	261,064
Operating income (loss)	43,385	(3,696)	39,689
Interest and other income	3,086	289	3,375
Equity in earnings of investees	—	579	579
Unrealized loss on equity method investment accounted for under the fair value option	(762)	—	(762)
Income (loss) before income tax expense	45,709	(2,828)	42,881
Income tax expense	—	(6,336)	(6,336)
Net income (loss)	$45,709	$(9,164)	$36,545

Total assets	$636,994	$48,930	$685,924
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
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses. As of March 31, 2021, RMR LLC managed approximately 2,100 properties in 47 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain, grow and increase the value of their businesses, to assist our Managed Operating Companies to grow their businesses and operate profitably and to successfully execute on new business ventures and investments we may pursue. Our business and the businesses of our clients generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We also believe that these regional or special factors can be reinforced or sometimes overwhelmed by general economic factors; for example, increases or decreases in U.S. interest rates may cause a general decrease, or increase, in the value of securities of real estate businesses or in their value relative to other types of securities and investments, including those real estate businesses that use large amounts of debt and that attract equity investors by paying dividends such as REITs. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our clients.
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact, as well as the general uncertainty surrounding the dangers and impact of the pandemic, continue to have a significant impact on the global economy, including the U.S. economy. In addition, the COVID-19 pandemic and related public health restrictions have had a particularly severe impact on certain industries in which our clients operate, including, hospitality, travel, service retail, senior housing and rehabilitation services.
Recently, the U.S. economy has been growing as COVID-19 vaccinations are increasingly administered, commercial activities increasingly return to pre-pandemic practices and operations, and as a result of recent and expected future government spending on COVID-19 pandemic relief, infrastructure and other matters. However, there remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic on commercial activities, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus.
While our clients continue to face many challenges related to the COVID-19 pandemic, we continue to believe that our current financial resources enable us to withstand the COVID-19 pandemic. As of March 31, 2021, we had $376,252 in cash and cash equivalents, no debt and for the six months ended March 31, 2021, we generated cash from operations of $36,105.
Further, we believe that, because of the diversity of properties that our clients own and operate, there may be opportunities for growth in select property types and locations as this pandemic ebbs. We, on behalf of our clients and ourselves, attempt to take advantage of opportunities in the real estate market when they arise. For example: (i) on January 17, 2018, Select Income REIT, or SIR, launched an equity REIT, ILPT, that it formed to focus on the ownership and leasing of industrial and logistics properties throughout the U.S.; (ii) on December 31, 2018, Government Properties Income Trust and SIR merged to form OPI, a REIT with a broader investment strategy than its predecessor companies and ultimately a stronger combined entity positioned for future growth; (iii) on September 20, 2019, SVC acquired a net leased portfolio of 767 service oriented retail properties, providing SVC with a greater diversity in tenant base, property type and geography; and (iv) on March 31, 2020, ILPT completed a $680 million joint venture with an Asian institutional investor, which was expanded to include a large, top tier global sovereign wealth fund, as a second outside investor to this joint venture on November 18, 2020. In addition, we balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
There are extensive uncertainties surrounding the COVID-19 pandemic, and as a result, we are unable to determine what the ultimate impact will be on our clients and our financial position. For further information and risks related to the COVID-19 pandemic on us and our business, see “COVID-19 Pandemic” in Item 1 and “Risk Factors” in Item 1A of our 2020 Annual Report.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers, which are separately managed by our Managed Operating Companies or a third party. The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of March 31, 2021 and 2020, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		March 31,
REIT	Primary Strategy	2021	2020
DHC	Medical office and life science properties, senior living communities and wellness centers	$5,780,436	$4,444,325
ILPT	Industrial and logistics properties	1,963,244	2,514,092
OPI	Office properties primarily leased to single tenants, including the government	3,571,910	3,566,743
SVC	Hotels and net lease service and necessity-based retail properties	9,154,813	7,095,656
		$20,470,403	$17,620,816
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
The basis on which our base business management fees are calculated for the three and six months ended March 31, 2021 and 2020 may differ from the basis at the end of the periods presented in the table above. As of March 31, 2021, the market capitalization was lower than the historical cost of assets under management for DHC, OPI and SVC; the historical cost of assets under management for DHC, OPI and SVC as of March 31, 2021, were $8,438,364, $5,650,680 and $12,280,777, respectively. For ILPT, the historical cost of assets under management were lower than its market capitalization of $2,377,412 as of March 31, 2021.

The fee revenues we earned from the Managed Equity REITs for the three and six months ended March 31, 2021 and 2020 are set forth in the following tables:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Base Business	Property		Base Business	Property
	Management	Management		Management	Management
REIT	Revenues	Revenues	Total	Revenues	Revenues	Total
DHC	$5,467	$3,185	$8,652	$5,923	$3,222	$9,145
ILPT	2,579	1,594	4,173	3,382	1,923	5,305
OPI	4,049	4,579	8,628	4,477	5,003	9,480
SVC	10,478	803	11,281	10,745	1,032	11,777
	$22,573	$10,161	$32,734	$24,527	$11,180	$35,707

	Six Months Ended March 31, 2021			Six Months Ended March 31, 2020
	Base Business	Property		Base Business	Property
	Management	Management		Management	Management
REIT	Revenues	Revenues	Total	Revenues	Revenues	Total
DHC	$10,632	$6,942	$17,574	$12,555	$6,545	$19,100
ILPT	5,678	3,369	9,047	6,774	4,105	10,879
OPI	7,944	9,951	17,895	9,367	10,276	19,643
SVC	19,874	1,624	21,498	23,222	2,228	25,450
	$44,128	$21,886	$66,014	$51,918	$23,154	$75,072
As of March 31, 2021, we estimate that we would have earned an incentive business management fee from OPI of $20,801 for calendar 2021 if March 31, 2021 had been the end of the next measurement period. However, incentive business management fees from the Managed Equity REITs are contingent performance based fees which are only recognized when earned at the end of the respective measurement period. There can be no assurance that we will in fact earn the estimated amount of, or any, incentive business management fees for calendar 2021, from OPI, or any Managed Equity REIT. Accordingly, this estimated amount of incentive business management fees for calendar 2021 which would have been earned if the measurement period ended on March 31, 2021, is not included in the fees listed in the tables above or in our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Managed Operating Companies and Managed Private Real Estate Capital
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
In addition, we also provide management services to the Managed Private Real Estate Capital clients and earn fees based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction management fees based on a percentage of the cost of construction activities.

Our fee revenues from services to the Managed Operating Companies and the Managed Private Real Estate Capital clients for the three and six months ended March 31, 2021 and 2020, are set forth in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
ABP Trust and other private entities	$2,134	$1,215	$3,704	$2,278
Five Star	1,803	2,351	3,779	4,603
Sonesta	636	567	989	1,146
TA	2,935	3,379	6,244	6,674
	$7,508	$7,512	$14,716	$14,701
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
Tremont Advisors earned aggregate advisory services revenue from TRMT of $378 and $37 for the three months ended March 31, 2021 and 2020, respectively, and $415 and $73 for the six months ended March 31, 2021 and 2020, respectively. Incentive business management fees earned from TRMT were $620 for the three and six months ended March 31, 2021. Tremont Advisors did not earn incentive fees from TRMT during the three and six months ended March 31, 2020.
RMR Advisors, which previously provided advisory services for RMRM until RMRM deregistered as an investment company with the SEC on January 5, 2021, was compensated pursuant to its agreement with RMRM based on a percentage of RMRM’s average daily managed assets, as defined in the agreement. The advisory fees earned by RMR Advisors or Tremont Advisors, as applicable, included in our revenue were $751 and $743 for the three months ended March 31, 2021 and 2020, respectively, and $1,300 and $1,554 for the six months ended March 31, 2021 and 2020, respectively.
The Tremont business acts as a transaction broker for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such brokerage services of zero and $102 for the three months ended March 31, 2021 and 2020, respectively, and $259 and $782 for the six months ended March 31, 2021 and 2020, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended March 31, 2021, Compared to the Three Months Ended March 31, 2020
The following table presents the changes in our operating results for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues:
Management services	$40,242	$43,321	$(3,079)	(7.1)%
Incentive business management fees	620	—	620	n/m
Advisory services	1,129	780	349	44.7%
Total management and advisory services revenues	41,991	44,101	(2,110)	(4.8)%
Reimbursable compensation and benefits	13,159	12,823	336	2.6%
Reimbursable equity based compensation	1,206	(290)	1,496	n/m
Other reimbursable expenses	75,208	84,227	(9,019)	(10.7)%
Total reimbursable costs	89,573	96,760	(7,187)	(7.4)%
Total revenues	131,564	140,861	(9,297)	(6.6)%
Expenses:
Compensation and benefits	30,586	30,122	464	1.5%
Equity based compensation	1,752	302	1,450	n/m
Separation costs	—	385	(385)	n/m
Total compensation and benefits expense	32,338	30,809	1,529	5.0%
General and administrative	7,104	7,297	(193)	(2.6)%
Other reimbursable expenses	75,208	84,227	(9,019)	(10.7)%
Transaction and acquisition related costs	296	373	(77)	(20.6)%
Depreciation and amortization	251	246	5	2.0%
Total expenses	115,197	122,952	(7,755)	(6.3)%
Operating income	16,367	17,909	(1,542)	(8.6)%
Interest and other income	204	1,500	(1,296)	(86.4)%
Equity in earnings of investees	303	324	(21)	(6.5)%
Unrealized loss on equity method investment accounted for under the fair value option	(3,402)	(2,200)	(1,202)	(54.6)%
Income before income tax expense	13,472	17,533	(4,061)	(23.2)%
Income tax expense	(1,992)	(2,612)	620	23.7%
Net income	11,480	14,921	(3,441)	(23.1)%
Net income attributable to noncontrolling interest	(6,539)	(8,453)	1,914	22.6%
Net income attributable to The RMR Group Inc.	$4,941	$6,468	$(1,527)	(23.6)%
n/m - not meaningful
Management services revenue. For the three months ended March 31, 2021 and 2020, we earned base business and property management services revenue from the following sources:

	Three Months Ended March 31,
	2021	2020	Change
Managed Equity REITs	$32,734	$35,707	$(2,973)
Managed Private Real Estate Capital	2,134	1,317	817
Managed Operating Companies	5,374	6,297	(923)
Total	$40,242	$43,321	$(3,079)

Management services revenue decreased $3,079 primarily due to (i) declines in the average market capitalization of DHC, OPI and SVC resulting in decreases to base business management fees of $456, $428 and $267, respectively, (ii) decreases in property management fees earned from OPI and SVC of $424 and $229, respectively, primarily due to property dispositions, and (iii) declines in management fees earned from the Managed Operating Companies of $923, primarily driven by COVID-19 pandemic related adverse impacts on each of their respective businesses.
Incentive business management fees. Incentive business management fees for the three months ended March 31, 2021 include fees earned by Tremont Advisors from TRMT of $620. Tremont Advisors did not earn any incentive fees from TRMT in the prior year period due to the fee waiver in effect for the period beginning July 1, 2018 until December 31, 2020. For further information about TRMT’s incentive fees and the fee waiver, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Advisory services revenue. Advisory services revenue for the three months ended March 31, 2021 and 2020 includes the business management fees Tremont Advisors or RMR Advisors, as applicable, earned for managing RMRM and TRMT. Advisory services revenues increased by $349 primarily due to an increase of $341 in fees earned from TRMT as a result of the fee waiver Tremont Advisors previously provided to TRMT expiring on December 31 2020.
Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and were paid by tenants of our clients. Reimbursable compensation and benefits increased $336 primarily due to annual increases in employee compensation and benefits for which we receive reimbursement.
Reimbursable equity based compensation. Reimbursable equity based compensation includes grants of common shares from our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our clients to certain of our officers and employees. Reimbursable equity based compensation increased $1,496 as a result of increases in our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $464 primarily due to higher estimated bonus costs for the 2021 period, as compared to the 2020 period.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and by our clients. Equity based compensation increased $1,450 primarily due to increases in the respective share prices of our clients.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs decreased $193 primarily due to decreases in travel, temporary staffing and recruiting fees largely as a result of the ongoing pandemic, partially offset by an increase in the value of annual share grants awarded to our Directors.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $77 primarily due to costs incurred in the prior period in connection with RMRM’s conversion from a registered investment company to a commercial mortgage REIT.
Depreciation and amortization. Depreciation and amortization expense was relatively unchanged from the prior period.
Interest and other income. Interest and other income decreased $1,296 primarily due to lower interest earned during the 2021 period as a result of lower interest rates, as compared to the 2020 period.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our equity interest in TRMT.

Unrealized loss on equity method investment accounted for under the fair value option. Unrealized loss on equity method investment accounted for under the fair value option represents the loss on our investment in TA common shares. The loss for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, is a result of recent decreases in TA’s share price. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The decrease in income tax expense of $620 is primarily attributable to lower taxable income for the three months ended March 31, 2021, as compared to the same period in the prior year.
Six Months Ended March 31, 2021, Compared to the Six Months Ended March 31, 2020
The following table presents the changes in our operating results for the six months ended March 31, 2021 compared to the six months ended March 31, 2020:

	Six Months Ended March 31,
	2021	2020	$ Change	% Change
Revenues:
Management services	$80,989	$90,596	$(9,607)	(10.6)%
Incentive business management fees	620	—	620	n/m
Advisory services	1,715	1,627	88	5.4%
Total management and advisory services revenues	83,324	92,223	(8,899)	(9.6)%
Reimbursable compensation and benefits	26,384	25,670	714	2.8%
Reimbursable equity based compensation	4,209	658	3,551	n/m
Other reimbursable expenses	174,593	182,202	(7,609)	(4.2)%
Total reimbursable costs	205,186	208,530	(3,344)	(1.6)%
Total revenues	288,510	300,753	(12,243)	(4.1)%
Expenses:
Compensation and benefits	60,080	60,319	(239)	(0.4)%
Equity based compensation	5,313	1,884	3,429	182.0%
Separation costs	4,159	645	3,514	n/m
Total compensation and benefits expense	69,552	62,848	6,704	10.7%
General and administrative	13,364	14,343	(979)	(6.8)%
Other reimbursable expenses	174,593	182,202	(7,609)	(4.2)%
Transaction and acquisition related costs	413	1,169	(756)	(64.7)%
Depreciation and amortization	489	502	(13)	(2.6)%
Total expenses	258,411	261,064	(2,653)	(1.0)%
Operating income	30,099	39,689	(9,590)	(24.2)%
Interest and other income	435	3,375	(2,940)	(87.1)%
Equity in earnings of investees	727	579	148	25.6%
Unrealized gain (loss) on equity method investment accounted for under the fair value option	4,720	(762)	5,482	n/m
Income before income tax expense	35,981	42,881	(6,900)	(16.1)%
Income tax expense	(4,748)	(6,336)	1,588	25.1%
Net income	31,233	36,545	(5,312)	(14.5)%
Net income attributable to noncontrolling interest	(17,395)	(20,628)	3,233	15.7%
Net income attributable to The RMR Group Inc.	$13,838	$15,917	$(2,079)	(13.1)%
n/m - not meaningful

Management services revenue. For the six months ended March 31, 2021 and 2020, we earned base business and property management services revenue from the following sources:

	Six Months Ended March 31,
	2021	2020	Change
Managed Equity REITs	$66,014	$75,072	$(9,058)
Managed Private Real Estate Capital	3,963	3,101	862
Managed Operating Companies	11,012	12,423	(1,411)
Total	$80,989	$90,596	$(9,607)
Management services revenue decreased $9,607 primarily due to (i) declines in the average market capitalization of DHC, OPI and SVC resulting in decreases to base business management fees of $1,923, $1,423 and $3,348, respectively, (ii) decreases in property management fees earned from OPI and SVC of $325 and $604, respectively, primarily due to property dispositions, and (iii) declines in management fees earned from the Managed Operating Companies of $1,411, primarily driven by COVID-19 pandemic related adverse impacts on each of their respective businesses.
Incentive business management fees. Incentive business management fees for the six months ended March 31, 2021 include fees earned by Tremont Advisors from TRMT of $620. Tremont Advisors did not earn any incentive fees from TRMT in the prior year period due to the fee waiver in effect for the period beginning July 1, 2018 until December 31, 2020. For further information about TRMT’s incentive fees and the fee waiver, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Advisory services revenue. Advisory services revenue increased $88 primarily due to an increase of $342 in fees earned from TRMT as a result of the fee waiver in effect during the prior year period but only in effect for half of the 2021 period, largely offset by a decrease in fees earned from RMRM as a result of declines in the average net asset value of RMRM’s portfolio in calendar 2020.
Reimbursable compensation and benefits. Reimbursable compensation and benefits increased $714 primarily due to annual increases in employee compensation and benefits for which we receive reimbursement.
Reimbursable equity based compensation. Reimbursable equity based compensation increased $3,551 as a result of increases in our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits expense decreased $239 primarily due to lower mortgage brokerage commissions, largely offset by annual employee merit increases on October 1, 2020 and higher estimated bonus costs for the 2021 period, as compared to the 2020 period.
Equity based compensation. Equity based compensation increased $3,429 due to increases in share based compensation granted to our employees by our clients as a result of increases in their respective share prices.
Separation costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs decreased $979 primarily due to decreases in travel, temporary staffing and recruiting fees largely as a result of the ongoing pandemic, partially offset by an increase in the value of annual share grants awarded to our Directors.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $756 primarily due to costs incurred in the prior period in connection with RMRM’s conversion from a registered investment company to a commercial mortgage REIT.
Depreciation and amortization. Depreciation and amortization expense was relatively unchanged from the prior period.
Interest and other income. Interest and other income decreased $2,940 primarily due to lower interest earned during the 2021 period as a result of lower interest rates, as compared to the 2020 period.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our equity interest in TRMT.
Unrealized gain (loss) on equity method investment accounted for under the fair value option. The gain for the six months ended March 31, 2021 is a result of increases in TA’s share price during the 2021 period as compared to TA share price declines in the 2020 period. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The decrease in income tax expense of $1,588 is primarily attributable to lower taxable income for the six months ended March 31, 2021, as compared to the same period in the prior year, and a reduction in our income tax provision recorded during the three months ended December 31, 2020 of $520 related to final tax regulations released in December 2020. For further information, see Note 5, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of March 31, 2021 and September 30, 2020, we had cash and cash equivalents of $376,252 and $369,663, respectively, of which $24,480 and $25,498, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2021 and September 30, 2020, $357,041 and $341,612, respectively, of our cash and cash equivalents were invested in money market funds.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities. As noted earlier in this Quarterly Report on Form 10-Q, the market disruptions resulting from the COVID-19 pandemic are having adverse impacts on our business management fees, property management fees and construction management fees generated from our clients. The market turmoil created by COVID-19 may have lasting effects on our business and the businesses of our clients; however, we cannot predict the extent and duration of the pandemic or the severity and duration of its economic impact on us and our clients.
We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC, our plan to make quarterly distributions on our Class A Common Shares and Class B-1 Common Shares and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividends to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of each month or, in the case of annual incentive business management fees earned from the Managed Equity REITs, within 30 days following each calendar year end. Quarterly incentive fees earned from RMRM or TRMT, if any, are payable generally within 30 days following the end of the applicable quarter. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts.
During the six months ended March 31, 2021, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $21,460. On April 15, 2021, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of April 26, 2021 in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,237. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,424, of which $4,924 will be distributed to us based on our aggregate ownership of 16,413,191 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $10,737 and we expect to pay this dividend on or about May 20, 2021. See Note 8, Shareholders’ Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
For the six months ended March 31, 2021, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $15,426, of which $8,147 was distributed to us and $7,279 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $8,147 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $7,279 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement described in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Our changes in cash flows for the six months ended March 31, 2021 compared to the six months ended March 31, 2020 were as follows: (i) net cash from operating activities decreased $12,631 from $48,736 in the 2020 period to $36,105 in the 2021 period; (ii) net cash used in investing activities increased $406 from $352 in the 2020 period to $758 in the 2021 period; and (iii) net cash used in financing activities decreased $712 from $29,470 in the 2020 period to $28,758 in the 2021 period.
The decrease in cash from operating activities for the six months ended March 31, 2021, compared to the same period in 2020 primarily reflects the net effect of declines in net income and changes in working capital. The increase in cash used in investing activities for the six months ended March 31, 2021 compared to the same period in 2020 was due to an increase in our purchases of property and equipment in the 2021 period. The decrease in cash used in financing activities for the six months ended March 31, 2021 compared to the same period in 2020 was primarily due to lower tax distributions based on current estimates for taxable income in this fiscal year.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Tax Receivable Agreement
We are party to a tax receivable agreement, or Tax Receivable Agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of March 31, 2021, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $29,950, of which we expect to pay $2,161 to ABP Trust during the fourth quarter of fiscal year 2021.
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted a significant part of our businesses in foreign currencies. As a result, we are not now subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our clients’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. See Part I, Item 1A “Risk Factors” of our 2020 Annual Report for the risks to us and our clients related to the COVID-19 pandemic.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, as well as our clients. For further information about these and other such relationships and related person transactions, please see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2020 Annual Report, our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in our 2020 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Our forward-looking statements reflect our current views, intents and expectations with respect to, among other things, our operations and financial performance. Our forward-looking statements can be identified by the use of words such as “outlook,” “believe,” “expect,” “potential,” “will,” “may,” “estimate,” “anticipate” and derivatives or negatives of such words or similar words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be factors that could cause actual outcomes or results to differ materially from those stated or implied in these statements. We believe these factors include, but are not limited to the following:
•the duration and severity of the negative economic impact of COVID-19 and the resulting disruptions on us and our clients;
•substantially all of our revenues are derived from services to a limited number of clients;
•our revenues are highly variable;
•changing market conditions that may adversely impact our clients and our business with them;
•potential terminations of our management agreements with our clients;
•our ability to expand our business depends upon the growth and performance of our clients and our ability to obtain or create new clients for our business and is often dependent upon circumstances beyond our control;
•the ability of our clients to operate their businesses profitably and to grow and increase their market capitalizations and total shareholder returns;
•litigation risks;
•risks related to acquisitions, dispositions and other activities by or among our clients;
•allegations, even if untrue, of any conflicts of interest arising from our management activities;
•our ability to retain the services of our managing directors and other key personnel; and
•risks associated with and costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies.

For example:
•We have a limited number of clients. We have long term contracts with our Managed Equity REITs; however, the other contracts under which we earn our revenues are for shorter terms, and the long term contracts with our Managed Equity REITs may be terminated in certain circumstances. The termination or loss of any of our management contracts may have a material adverse impact upon our revenues, profits, cash flows and business reputation;
•Our base business management fees earned from our Managed Equity REITs are calculated monthly based upon the lower of each REIT’s cost of its applicable assets and such REIT’s market capitalization. Our business management fees earned from our Managed Operating Companies are calculated based upon certain revenues from each operator’s business. Accordingly, our future revenues, income and cash flows will decline if the business activities, assets or market capitalizations of our clients decline;
•The fact that we have earned significant incentive business management fees from certain of our Managed Equity REITs in previous years and the fact that we estimate we would have earned an incentive business management fee for calendar 2021 from one of our Managed Equity REITs of $20.8 million as of March 31, 2021, if that date had been the end of the next measurement period, may imply that we will earn incentive business management fees for calendar 2021 or in future years. The incentive business management fees that we may earn from our Managed Equity REITs are based upon total returns realized by the REITs’ shareholders compared to the total shareholders return of certain identified indices. We have only limited control over the total returns realized by shareholders of the Managed Equity REITs and effectively no control over indexed total returns. There can be no assurance that we will earn any incentive business management fees from our Managed Equity REITs in the future;
•The fact that we have earned a $0.6 million incentive fee from TRMT this quarter may imply that we will earn incentive business management fees from TRMT and RMRM in future quarters. However, there can be no assurance that we will earn any incentive business management fees from TRMT or RMRM in the future;
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
•We balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified. However, these efforts may not be successful and, even if they are successful, they may not be sufficient to prevent our clients from experiencing increases in leverage, to adequately reposition our clients’ portfolios and businesses, or to enable our clients to execute successfully on desirable opportunities;
•Our belief that, because of the diversity of properties that our clients own and operate, there should be opportunities for growth in select property types and locations as the COVID-19 pandemic ebbs may prove unfounded or we and our clients may not succeed in executing on those opportunities;
•Our attempts to take into account industry and economic factors as well as specific property and regional geographic considerations when providing services to our clients may not be successful;
•We have undertaken new initiatives and are considering other initiatives to grow our business and any actions we may take to grow our business may not be successful or we may elect to abandon pursuing some or all of those initiatives in order to pursue other initiatives or for other reasons. In addition, any investments or repositioning of the properties we or our clients may make or pursue may not increase the value of the applicable properties, offset the decline in value those properties may otherwise experience, or increase the market capitalization or total shareholder returns of our clients; and
•The market turmoil created by COVID-19 may have lasting effects on our business and the businesses of our clients. Our business is dependent on revenue generated from sectors that have been and may continue to be adversely impacted by COVID-19 to a greater degree than other sectors. Further, our revenues from other sectors may become increasingly adversely impacted by COVID-19. Accordingly, there can be no assurances that we will be able to successfully manage through the COVID-19 pandemic, resulting market disruptions and their aftermath, or that we will be able to take advantage of any resulting opportunities.

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
The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2021:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
March 2021	450	$42.85	N/A	N/A
Total	450	$42.85	N/A	N/A
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
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: May 7, 2021