Form 10-Q
period 2021-06-30
RMR GROUP INC.
filed 2021-08-05
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 4, 2021, there were 15,407,933 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

June 30, 2021

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	June 30,	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$397,801	$369,663
Due from related parties	87,619	82,605
Prepaid and other current assets	5,467	3,877
Total current assets	490,887	456,145

Property and equipment, net	2,303	2,299
Due from related parties, net of current portion	11,902	7,764
Equity method investment	7,198	7,467
Equity method investment accounted for under the fair value option	18,184	12,152
Goodwill and intangible assets, net of amortization	2,104	2,136
Operating lease right of use assets	33,429	34,663
Deferred tax asset	21,917	23,900
Other assets, net of amortization	136,665	143,727
Total assets	$724,589	$690,253

Liabilities and Equity
Current liabilities:
Other reimbursable expenses	$61,730	$56,079
Accounts payable and accrued expenses	35,713	16,984
Operating lease liabilities	4,868	4,407
Employer compensation liability	1,440	4,298
Total current liabilities	103,751	81,768

Operating lease liabilities, net of current portion	30,395	32,030
Amounts due pursuant to tax receivable agreement, net of current portion	27,789	27,789
Employer compensation liability, net of current portion	11,902	7,764
Total liabilities	173,837	149,351

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,407,933 and 15,395,641 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	109,281	106,622
Retained earnings	308,319	286,249
Cumulative common distributions	(115,680)	(96,983)
Total shareholders’ equity	301,951	295,919
Noncontrolling interest	248,801	244,983
Total equity	550,752	540,902
Total liabilities and equity	$724,589	$690,253
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Management services	$44,376	$38,625	$125,365	$129,221
Incentive business management fees	—	—	620	—
Advisory services	1,134	625	2,849	2,252
Total management and advisory services revenues	45,510	39,250	128,834	131,473
Reimbursable compensation and benefits	13,069	13,013	39,453	38,683
Reimbursable equity based compensation	1,402	736	5,611	1,394
Other reimbursable expenses	85,263	85,650	259,856	267,852
Total reimbursable costs	99,734	99,399	304,920	307,929
Total revenues	145,244	138,649	433,754	439,402
Expenses:
Compensation and benefits	30,530	29,569	90,610	89,888
Equity based compensation	1,954	1,299	7,267	3,183
Separation costs	—	—	4,159	645
Total compensation and benefits expense	32,484	30,868	102,036	93,716
General and administrative	6,320	6,335	19,684	20,678
Other reimbursable expenses	85,263	85,650	259,856	267,852
Transaction and acquisition related costs	61	427	474	1,596
Depreciation and amortization	245	229	734	731
Total expenses	124,373	123,509	382,784	384,573
Operating income	20,871	15,140	50,970	54,829
Interest and other income	179	727	614	4,102
Equity in earnings of investees	28	458	755	1,037
Unrealized gain on equity method investment accounted for under the fair value option	1,312	1,678	6,032	916
Income before income tax expense	22,390	18,003	58,371	60,884
Income tax expense	(3,361)	(2,608)	(8,109)	(8,944)
Net income	19,029	15,395	50,262	51,940
Net income attributable to noncontrolling interest	(10,797)	(8,678)	(28,192)	(29,306)
Net income attributable to The RMR Group Inc.	$8,232	$6,717	$22,070	$22,634

Weighted average common shares outstanding - basic	16,269	16,198	16,259	16,187
Weighted average common shares outstanding - diluted	31,308	31,198	31,271	31,187

Net income attributable to The RMR Group Inc. per common share - basic	$0.50	$0.41	$1.35	$1.39
Net income attributable to The RMR Group Inc. per common share - diluted	$0.50	$0.41	$1.31	$1.37
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2020	$15	$1	$15	$106,622	$286,249	$(96,983)	$295,919	$244,983	$540,902
Share grants, net	—	—	—	1,012	—	—	1,012	—	1,012
Net income	—	—	—	—	8,897	—	8,897	10,856	19,753
Tax distributions to Member	—	—	—	—	—	—	—	(2,820)	(2,820)
Common share distributions	—	—	—	—	—	(6,230)	(6,230)	(4,500)	(10,730)
Balance at December 31, 2020	15	1	15	107,634	295,146	(103,213)	299,598	248,519	548,117
Share grants, net	—	—	—	1,298	—	—	1,298	—	1,298
Net income	—	—	—	—	4,941	—	4,941	6,539	11,480
Tax distributions to Member	—	—	—	—	—	—	—	(4,459)	(4,459)
Common share distributions	—	—	—	—	—	(6,230)	(6,230)	(4,500)	(10,730)
Balance at March 31, 2021	15	1	15	108,932	300,087	(109,443)	299,607	246,099	545,706
Share grants, net	—	—	—	349	—	—	349	—	349
Net income	—	—	—	—	8,232	—	8,232	10,797	19,029
Tax distributions to Member	—	—	—	—	—	—	—	(3,595)	(3,595)
Common share distributions	—	—	—	—	—	(6,237)	(6,237)	(4,500)	(10,737)
Balance at June 30, 2021	$15	$1	$15	$109,281	$308,319	$(115,680)	$301,951	$248,801	$550,752
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
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

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$50,262	$51,940
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	734	731
Straight line office rent	60	124
Amortization expense related to other assets	7,062	7,062
Deferred income taxes	1,983	1,108
Operating expenses paid in The RMR Group Inc. common shares	2,881	2,658
Equity in earnings of investees	(755)	(1,037)
Distributions from equity method investment	1,024	721
Unrealized gain on equity method investment accounted for under the fair value option	(6,032)	(916)
Changes in assets and liabilities:
Due from related parties	(7,872)	10,393
Prepaid and other current assets	(1,590)	2,253
Other reimbursable expenses	5,651	(6,782)
Accounts payable and accrued expenses	18,963	10,535
Net cash from operating activities	72,371	78,790

Cash Flows from Investing Activities:
Purchase of property and equipment	(940)	(404)
Net cash used in investing activities	(940)	(404)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(24,374)	(24,435)
Distributions to common shareholders	(18,697)	(18,589)
Repurchase of common shares	(222)	(155)
Net cash used in financing activities	(43,293)	(43,179)

Increase in cash and cash equivalents	28,138	35,207
Cash and cash equivalents at beginning of period	369,663	358,448
Cash and cash equivalents at end of period	$397,801	$393,655

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$8,931	$6,385
Fair value of share based payments recorded	$5,611	$1,394
Recognition of right of use assets and related lease liabilities	$2,249	$39,746
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
As of June 30, 2021, RMR Inc. owned 15,407,933 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.2% of the economic interest of RMR LLC as of June 30, 2021. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.8% of the economic interest of RMR LLC as of June 30, 2021, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of June 30, 2021, managed a diverse portfolio of real estate and real estate related businesses. RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs.
RMR LLC also provides management services to three real estate operating companies: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by DHC; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of whose U.S. hotels are owned by SVC; and TravelCenters of America Inc., or TA, an operator and franchisor of travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operating Companies.
In addition, RMR LLC provides management services to private capital vehicles, including ABP Trust and its subsidiaries, or collectively ABP Trust, and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. In these financial statements we refer to these clients as the Managed Private Real Estate Capital clients.
RMR LLC’s wholly owned subsidiary, Tremont Realty Advisors LLC, or Tremont Advisors, an investment adviser registered with the Securities and Exchange Commission, or SEC, provides advisory services for two publicly traded mortgage REITs: RMR Mortgage Trust, or RMRM, and Tremont Mortgage Trust, or TRMT. RMRM, TRMT and the Managed Equity REITs are collectively referred to as the Managed REITs or the Managed Public Real Estate Capital clients. RMRM and TRMT focus primarily on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Tremont Advisors has in the past and may in the future manage additional accounts that invest in commercial real estate debt, including secured mortgage debt. Employees of Tremont Advisors also act as a transaction broker for non-investment advisory clients for negotiated fees, which we refer to as the Tremont business.
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
We earned aggregate base business management fees from the Managed Equity REITs of $24,471 and $21,010 for the three months ended June 30, 2021 and 2020, respectively, and $68,599 and $72,928 for the nine months ended June 30, 2021 and 2020, respectively.
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
We did not earn incentive business management fees from the Managed Equity REITs for the calendar years 2019 or 2020 and, as a result, we did not recognize any incentive business management fees from the Managed Equity REITs for the nine months ended June 30, 2021 or 2020.
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
We earned aggregate fees from the Managed Operating Companies of $6,976 and $5,277 for the three months ended June 30, 2021 and 2020, respectively, and $17,988 and $17,700 for the nine months ended June 30, 2021 and 2020, respectively.
Managed Private Real Estate Capital
We earn management fees from the Managed Private Real Estate Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are paid monthly in arrears.
We earned aggregate fees from the Managed Private Real Estate Capital clients of $1,276 and $686 for the three months ended June 30, 2021 and 2020, respectively, and $3,463 and $1,926 for the nine months ended June 30, 2021 and 2020, respectively.
Property Management Fees
We earn property management fees by providing continuous services pursuant to property management agreements with our clients. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision services in connection with certain construction activities undertaken at the managed properties up to 5.0% of the cost of such construction.
In June 2021, we and DHC and SVC amended our respective property management agreements to, among other things, provide for our oversight of any major capital projects and repositionings at DHC’s senior living communities, including DHC’s senior living communities managed by Five Star, and SVC’s hotels, including SVC’s hotels managed by Sonesta, as DHC or SVC, as applicable, may request from time to time. We will receive the same fee previously paid to Five Star and Sonesta, respectively, for these services, which is equal to 3.0% of the cost of any such major capital project or repositioning.
We earned aggregate property management fees of $11,653 and $11,618 for the three months ended June 30, 2021 and 2020, respectively, and $35,056 and $35,851 for the nine months ended June 30, 2021 and 2020, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Advisory Services and Other
Tremont Advisors is primarily compensated pursuant to its management agreements with RMRM (beginning January 6, 2021) and TRMT at an annual rate of 1.5% of RMRM’s and TRMT’s equity, as defined in the applicable agreements. Tremont Advisors waived any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until December 31, 2020. Tremont Advisors earned aggregate advisory services revenue from TRMT of $377 and $40 for the three months ended June 30, 2021 and 2020, respectively, and $792 and $113 for the nine months ended June 30, 2021 and 2020, respectively.
Tremont Advisors may also earn an incentive fee under its management agreements with RMRM (beginning the second calendar quarter of 2021) and TRMT equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) RMRM’s and TRMT’s core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) RMRM’s and TRMT’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Advisors with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from January 5, 2021 for RMRM and September 18, 2017 for TRMT) in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont Advisors waived any incentive fees otherwise due and payable by TRMT pursuant to the management agreement prior to December 31, 2020. Tremont Advisors earned incentive fees of zero and $620 from TRMT for the three and nine months ended June 30, 2021, respectively.
RMR Advisors LLC, or RMR Advisors, which previously provided advisory services for RMRM until it merged into Tremont Advisors on January 6, 2021, was compensated through January 5, 2021 pursuant to its agreement with RMRM at an annual rate of 0.85% of RMRM’s average daily managed assets. Average daily managed assets included the net asset value attributable to RMRM’s outstanding common shares and cash on hand, plus the liquidation preference of RMRM’s outstanding preferred shares and the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by RMRM. RMR Advisors or Tremont Advisors, as applicable, earned advisory services revenue of $757 and $585 for the three months ended June 30, 2021 and 2020, respectively, and $2,057 and $2,139 for the nine months ended June 30, 2021 and 2020, respectively.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it brokers. The Tremont business earned fees for such brokerage services of zero and $34 for the three months ended June 30, 2021 and 2020, respectively, and $259 and $816 for the nine months ended June 30, 2021 and 2020, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.
Reimbursable Compensation and Benefits
Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and were paid by tenants of our clients. We recognize the revenue for reimbursements when we incur the related reimbursable compensation and benefits on behalf of our clients. We realized reimbursable compensation and benefits of $13,069 and $13,013 for the three months ended June 30, 2021 and 2020, respectively, and $39,453 and $38,683 for the nine months ended June 30, 2021 and 2020, respectively.
Reimbursable Equity Based Compensation
Reimbursable equity based compensation includes grants of common shares from our clients directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our condensed consolidated statements of income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our clients to certain of our officers and employees. We realized equity based compensation expense and related reimbursements from our clients of $1,402 and $736 for the three months ended June 30, 2021 and 2020, respectively, and $5,611 and $1,394 for the nine months ended June 30, 2021 and 2020, respectively.

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
We realized other reimbursable expenses reflecting corresponding amounts in revenue and expense of $85,263 and $85,650 for the three months ended June 30, 2021 and 2020, respectively, and $259,856 and $267,852 for the nine months ended June 30, 2021 and 2020, respectively.
Note 4. Investments
Equity Method Investment
As of June 30, 2021, Tremont Advisors owned 1,600,100, or approximately 19.2%, of TRMT’s outstanding common shares. We account for our investment in TRMT using the equity method of accounting because we are deemed to exert significant influence, but not control, over TRMT’s most significant activities. Our share of earnings from our investment in TRMT included in equity in earnings of investees in our condensed consolidated statements of income was $28 and $458 for the three months ended June 30, 2021 and 2020, respectively, and $755 and $1,037 for the nine months ended June 30, 2021 and 2020, respectively. We received aggregate distributions from TRMT of $160 and $16 during the three months ended June 30, 2021 and 2020, respectively, and $1,024 and $721 during the nine months ended June 30, 2021 and 2020, respectively.
Equity Method Investment Accounted for Under the Fair Value Option
As of June 30, 2021, we owned 621,853, or approximately 4.3%, of TA’s outstanding common shares. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares as of the end of the period, which is a Level 1 fair value input. The market value of our investment in TA at June 30, 2021 and September 30, 2020, based on quoted market prices, was $18,184 and $12,152, respectively. The unrealized gain in our condensed consolidated statements of income related to our investment in TA was $1,312 and $1,678 for the three months ended June 30, 2021 and 2020, respectively, and $6,032 and $916 for the nine months ended June 30, 2021 and 2020, respectively.
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
For the three months ended June 30, 2021 and 2020, we recognized estimated income tax expense of $3,361 and $2,608, respectively, which includes $2,467 and $1,900, respectively, of U.S. federal income tax and $894 and $708, respectively, of state income taxes. For the nine months ended June 30, 2021 and 2020, we recognized estimated income tax expense of $8,109 and $8,944, respectively, which includes $5,953 and $6,578, respectively, of U.S. federal income tax and $2,156 and $2,366, respectively, of state income taxes.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.2%	3.6%	3.2%	3.7%
Permanent items	0.9%	0.1%	0.7%	0.1%
Net income attributable to noncontrolling interest	(10.1)%	(10.2)%	(10.1)%	(10.1)%
Other (1)	—%	—%	(0.9)%	—%
Total	15.0%	14.5%	13.9%	14.7%
(1)     In December 2020, the Internal Revenue Service and Department of Treasury released final regulations which, among other clarifications, established the effective date as it relates to limitations on the deductibility of certain executive compensation. The final regulations provide that the application of the limit applies to deductions after December 18, 2020. As such, during the three months ended December 31, 2020, we reduced our provision for income taxes for limitations applied prior to the effective date by $520, or $0.02 per diluted share, which reduced the effective income tax rate by 0.9% for the nine months ended June 30, 2021.
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of June 30, 2021, we had no uncertain tax positions.
Note 6. Fair Value of Financial Instruments
As of June 30, 2021 and September 30, 2020, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, which include liabilities related to other reimbursable expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
The following are our assets and liabilities that have been measured at fair value using Level 1 inputs in the fair value hierarchy as of June 30, 2021 and September 30, 2020:

	June 30,	September 30,
	2021	2020
Money market funds included in cash and cash equivalents	$357,187	$341,612
Current portion of due from related parties related to share based payment awards	1,440	4,298
Long term portion of due from related parties related to share based payment awards	11,902	7,764
Current portion of employer compensation liability related to share based payment awards	1,440	4,298
Long term portion of employer compensation liability related to share based payment awards	11,902	7,764
Note 7. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. As of June 30, 2021, Adam D. Portnoy beneficially owned, in aggregate, (i) 160,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC. Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer, is also an officer of ABP Trust and an officer and employee of RMR LLC.
Adam D. Portnoy is the chair of the board of trustees of each of the Managed Equity REITs, the chair of the board of directors of each of Five Star and TA, a managing trustee or managing director of each of the Managed REITs, Five Star and TA, a director of Sonesta (and its parent) and the controlling shareholder of Sonesta (and its parent). Jennifer B. Clark, our other Managing Director, is a managing director of Five Star, a managing trustee of OPI and a director of Sonesta (and its parent), and she previously served as a managing trustee of each of DHC and RMRM until June 3, 2021 and January 5, 2021, respectively. Ms. Clark also serves as the secretary of all our publicly traded clients and Sonesta.
As of June 30, 2021, Adam D. Portnoy beneficially owned, in aggregate, 6.4% of Five Star’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 4.5% of TA’s outstanding common shares (including through RMR LLC), 2.4% of RMRM’s outstanding common shares, and 19.4% of TRMT’s outstanding common shares (including through Tremont Advisors).
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended June 30, 2021 and 2020, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Managed Public Real Estate Capital:
DHC	$9,699	$32,722	$42,421	$8,435	$35,037	$43,472
ILPT	4,243	4,719	8,962	5,212	4,822	10,034
OPI	9,320	50,527	59,847	9,157	49,286	58,443
SVC	12,000	2,800	14,800	9,313	2,843	12,156
Total Managed Equity REITs	35,262	90,768	126,030	32,117	91,988	124,105
RMRM	757	533	1,290	585	—	585
TRMT	377	1,218	1,595	40	539	579
	36,396	92,519	128,915	32,742	92,527	125,269

Managed Private Real Estate Capital:
ABP Trust	1,073	5,457	6,530	346	2,678	3,024
Other private entities	1,065	1,429	2,494	851	3,905	4,756
	2,138	6,886	9,024	1,197	6,583	7,780

Managed Operating Companies:
Five Star	1,794	104	1,898	2,123	104	2,227
Sonesta	1,522	91	1,613	113	96	209
TA	3,660	134	3,794	3,041	89	3,130
	6,976	329	7,305	5,277	289	5,566

Total revenues from related parties	45,510	99,734	145,244	39,216	99,399	138,615
Revenues from unrelated parties	—	—	—	34	—	34
	$45,510	$99,734	$145,244	$39,250	$99,399	$138,649

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the nine months ended June 30, 2021 and 2020, we recognized revenues from related parties as set forth in the following table:

	Nine Months Ended June 30, 2021			Nine Months Ended June 30, 2020
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Managed Public Real Estate Capital:
DHC	$27,273	$105,907	$133,180	$27,535	$100,541	$128,076
ILPT	13,290	14,386	27,676	16,091	20,558	36,649
OPI	27,215	147,984	175,199	28,800	151,095	179,895
SVC	33,498	11,166	44,664	34,763	13,578	48,341
Total Managed Equity REITs	101,276	279,443	380,719	107,189	285,772	392,961
RMRM	2,057	1,474	3,531	2,139	—	2,139
TRMT	1,412	2,856	4,268	113	1,821	1,934
	104,745	283,773	388,518	109,441	287,593	397,034

Managed Private Real Estate Capital:
ABP Trust	3,171	16,022	19,193	918	8,277	9,195
Other private entities	2,671	4,090	6,761	2,557	11,300	13,857
	5,842	20,112	25,954	3,475	19,577	23,052

Managed Operating Companies:
Five Star	5,573	289	5,862	6,726	227	6,953
Sonesta	2,511	170	2,681	1,259	218	1,477
TA	9,904	576	10,480	9,715	306	10,021
	17,988	1,035	19,023	17,700	751	18,451

Total revenues from related parties	128,575	304,920	433,495	130,616	307,921	438,537
Revenues from unrelated parties	259	—	259	857	8	865
	$128,834	$304,920	$433,754	$131,473	$307,929	$439,402

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	June 30, 2021			September 30, 2020
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Managed Public Real Estate Capital:
DHC	$6,619	$23,043	$29,662	$5,548	$22,035	$27,583
ILPT	4,359	1,845	6,204	3,089	5,791	8,880
OPI	9,711	29,413	39,124	7,883	30,529	38,412
SVC	7,425	3,273	10,698	4,258	6,326	10,584
Total Managed Equity REITs	28,114	57,574	85,688	20,778	64,681	85,459
RMRM	1,007	1,438	2,445	—	—	—
TRMT	865	693	1,558	19	614	633
	29,986	59,705	89,691	20,797	65,295	86,092

Managed Private Real Estate Capital:
ABP Trust	987	2,282	3,269	1,106	2,364	3,470
Other private entities	2,013	828	2,841	—	—	—
	3,000	3,110	6,110	1,106	2,364	3,470

Managed Operating Companies:
Five Star	487	47	534	149	102	251
Sonesta	95	—	95	—	—	—
TA	2,781	310	3,091	176	380	556
	3,363	357	3,720	325	482	807
	$36,349	$63,172	$99,521	$22,228	$68,141	$90,369
Leases
As of June 30, 2021, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases of $1,420 and $1,367 for the three months ended June 30, 2021 and 2020, respectively, and $4,246 and $4,230 for the nine months ended June 30, 2021 and 2020, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. As of June 30, 2021, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $29,950, including $2,161 classified as a current liability that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2021.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, subject to future adjustment based on actual results. For the nine months ended June 30, 2021 and 2020, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $23,201 and $23,062, respectively, of which $12,327 and $12,127, respectively, was distributed to us and $10,874 and $10,935, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
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
In October 2020, we entered into a retirement agreement with David M. Blackman, a former Executive Vice President of RMR LLC. Mr. Blackman, at the time, also served as president, chief executive officer and a director of Tremont Advisors, president, chief executive officer and managing trustee of TRMT, president, chief executive officer and managing trustee of OPI, and executive vice president of RMR Advisors. Pursuant to his retirement agreement, Mr. Blackman remained in his officer, director and trustee roles with RMR LLC, Tremont Advisors, TRMT, OPI and RMR Advisors through December 31, 2020 and he continued to serve as a managing trustee of OPI until June 17, 2021. In addition, Mr. Blackman continued to serve as an employee of RMR LLC through June 30, 2021. Under Mr. Blackman’s retirement agreement, RMR LLC paid Mr. Blackman combined cash payments in the amount of $2,850. In addition, our Compensation Committee approved the acceleration of all 9,400 unvested shares owned by Mr. Blackman of us as of his retirement date, June 30, 2021, subject to applicable conditions.
For the nine months ended June 30, 2021 and 2020, we recognized cash and equity based separation costs as set forth in the following table:

	Nine Months Ended June 30,
	2021	2020
Former executive officers:
Cash separation costs	$2,900	$260
Equity based separation costs	295	281
	3,195	541
Former nonexecutive officers:
Cash separation costs (1)	805	80
Equity based separation costs	159	24
	964	104
Total separation costs	$4,159	$645
(1)During the nine months ended June 30, 2021, we were indemnified for a withdrawal liability of $515 that we had recorded during the three months ended September 30, 2020 related to a prior client’s shared pension plan accounted for as a multiemployer benefit plan.

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
On March 11, 2021, we granted 3,000 of our Class A Common Shares, valued at $42.85 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Directors as part of his or her annual compensation for serving as a Director. For the nine months ended June 30, 2021, we recorded general and administrative expense of $771 for these grants.
Equity based compensation expense related to shares granted to certain officers and employees was $552 and $563 for the three months ended June 30, 2021 and 2020, respectively, and $1,656 and $1,789 for the nine months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had 129,570 unvested shares outstanding which are scheduled to vest as follows: 45,020 shares in 2021, 37,550 shares in 2022, 29,660 shares in 2023 and 17,340 in 2024.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations. The repurchase price is based on the closing price of our Class A Common Shares on the Nasdaq on the repurchase date. During the nine months ended June 30, 2021, we withheld and repurchased 5,708 of our Class A Common Shares for an aggregate value of $222, which is reflected as a decrease to shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
Distributions
During the nine months ended June 30, 2021 and 2020, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Nine Months Ended June 30, 2021
10/15/2020	10/26/2020	11/19/2020	$0.38	$6,230
1/14/2021	1/25/2021	2/18/2021	0.38	6,230
4/15/2021	4/26/2021	5/20/2021	0.38	6,237
			$1.14	$18,697
Nine Months Ended June 30, 2020
10/17/2019	10/28/2019	11/14/2019	$0.38	$6,195
1/16/2020	1/27/2020	2/20/2020	0.38	6,194
4/16/2020	4/27/2020	5/21/2020	0.38	6,200
			$1.14	$18,589

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Nine Months Ended June 30, 2021
10/15/2020	10/26/2020	11/19/2020	$0.30	$9,419	$4,919	$4,500
1/14/2021	1/25/2021	2/18/2021	0.30	9,419	4,919	4,500
4/15/2021	4/26/2021	5/20/2021	0.30	9,424	4,924	4,500
			$0.90	$28,262	$14,762	$13,500
Nine Months Ended June 30, 2020
10/17/2019	10/28/2019	11/14/2019	$0.30	$9,391	$4,891	$4,500
1/16/2020	1/27/2020	2/20/2020	0.30	9,390	4,890	4,500
4/16/2020	4/27/2020	5/21/2020	0.30	9,394	4,894	4,500
			$0.90	$28,175	$14,675	$13,500
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On July 15, 2021, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of July 26, 2021, in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,235. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,422, of which $4,922 will be distributed to us based on our aggregate ownership of 16,407,933 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about August 19, 2021.
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
The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three and nine months ended June 30, 2021 and 2020, the assumed redemption is dilutive to earnings per share as presented in the table below. The calculation of basic and diluted earnings per share for the three and nine months ended June 30, 2021 and 2020, is as follows:

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Numerators:
Net income attributable to The RMR Group Inc.	$8,232	$6,717	$22,070	$22,634
Income attributable to unvested participating securities	(72)	(48)	(194)	(166)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	8,160	6,669	21,876	22,468
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	72	48	194	166
Add back: net income attributable to noncontrolling interest	10,797	8,678	28,192	29,306
Add back: income tax expense	3,361	2,608	8,109	8,944
Income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	(6,686)	(5,313)	(17,346)	(18,114)
Net income used in calculating diluted EPS	$15,704	$12,690	$41,025	$42,770

Denominators:
Common shares outstanding	16,408	16,315	16,408	16,315
Unvested participating securities	(139)	(117)	(149)	(128)
Weighted average common shares outstanding - basic	16,269	16,198	16,259	16,187
Effect of dilutive securities:
Assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	15,000	15,000	15,000
Incremental unvested shares	39	—	12	—
Weighted average common shares outstanding - diluted	31,308	31,198	31,271	31,187

Net income attributable to The RMR Group Inc. per common share - basic	$0.50	$0.41	$1.35	$1.39
Net income attributable to The RMR Group Inc. per common share - diluted	$0.50	$0.41	$1.31	$1.37
(1)Income tax expense assumes the hypothetical conversion of the noncontrolling interest, which results in estimated tax rates of 29.9% and 29.5% for the three months ended June 30, 2021 and 2020, respectively, and 29.7% and 29.8% for the nine months ended June 30, 2021 and 2020, respectively.
Note 10. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three and nine months ended June 30, 2021 and 2020, is calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income before income tax expense	$22,390	$18,003	$58,371	$60,884
RMR Inc. franchise tax expense and interest income	217	115	646	278
Net income before noncontrolling interest	22,607	18,118	59,017	61,162
Net income attributable to noncontrolling interest	(10,797)	(8,678)	(28,192)	(29,306)
Net income attributable to RMR Inc. before income tax expense	11,810	9,440	30,825	31,856
Income tax expense attributable to RMR Inc.	(3,361)	(2,608)	(8,109)	(8,944)
RMR Inc. franchise tax expense and interest income	(217)	(115)	(646)	(278)
Net income attributable to RMR Inc.	$8,232	$6,717	$22,070	$22,634

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 11. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., Tremont Advisors and until January 5, 2021, RMR Advisors.

	Three Months Ended June 30, 2021
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$44,376	$—	$44,376
Advisory services	—	1,134	1,134
Total management and advisory services revenues	44,376	1,134	45,510
Reimbursable compensation and benefits	12,561	508	13,069
Reimbursable equity based compensation	1,402	—	1,402
Other reimbursable expenses	85,263	—	85,263
Total reimbursable costs	99,226	508	99,734
Total revenues	143,602	1,642	145,244
Expenses:
Compensation and benefits	29,541	989	30,530
Equity based compensation	1,922	32	1,954
Total compensation and benefits expense	31,463	1,021	32,484
General and administrative	5,335	985	6,320
Other reimbursable expenses	85,263	—	85,263
Transaction and acquisition related costs	45	16	61
Depreciation and amortization	234	11	245
Total expenses	122,340	2,033	124,373
Operating income (loss)	21,262	(391)	20,871
Interest and other income	171	8	179
Equity in earnings of investees	—	28	28
Unrealized gain on equity method investment accounted for under the fair value option	1,312	—	1,312
Income (loss) before income tax expense	22,745	(355)	22,390
Income tax expense	—	(3,361)	(3,361)
Net income (loss)	$22,745	$(3,716)	$19,029

Total assets	$674,378	$50,211	$724,589
(1)    Intersegment revenues of $801 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30, 2020
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$38,590	$35	$38,625
Advisory services	—	625	625
Total management and advisory services revenues	38,590	660	39,250
Reimbursable compensation and benefits	12,743	270	13,013
Reimbursable equity based compensation	736	—	736
Other reimbursable expenses	85,650	—	85,650
Total reimbursable costs	99,129	270	99,399
Total revenues	137,719	930	138,649
Expenses:
Compensation and benefits	28,203	1,366	29,569
Equity based compensation	1,255	44	1,299
Total compensation and benefits expense	29,458	1,410	30,868
General and administrative	5,292	1,043	6,335
Other reimbursable expenses	85,650	—	85,650
Transaction and acquisition related costs	317	110	427
Depreciation and amortization	217	12	229
Total expenses	120,934	2,575	123,509
Operating income (loss)	16,785	(1,645)	15,140
Interest and other income	667	60	727
Equity in earnings of investees	—	458	458
Unrealized gain on equity method investment accounted for under the fair value option	1,678	—	1,678
Income (loss) before income tax expense	19,130	(1,127)	18,003
Income tax expense	—	(2,608)	(2,608)
Net income (loss)	$19,130	$(3,735)	$15,395

Total assets	$655,413	$49,310	$704,723
(1)    Intersegment revenues of $988 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Nine Months Ended June 30, 2021
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$125,106	$259	$125,365
Incentive business management fees	—	620	620
Advisory services	—	2,849	2,849
Total management and advisory services revenues	125,106	3,728	128,834
Reimbursable compensation and benefits	38,018	1,435	39,453
Reimbursable equity based compensation	5,611	—	5,611
Other reimbursable expenses	259,856	—	259,856
Total reimbursable costs	303,485	1,435	304,920
Total revenues	428,591	5,163	433,754
Expenses:
Compensation and benefits	86,517	4,093	90,610
Equity based compensation	7,160	107	7,267
Separation costs	4,159	—	4,159
Total compensation and benefits expense	97,836	4,200	102,036
General and administrative	16,690	2,994	19,684
Other reimbursable expenses	259,856	—	259,856
Transaction and acquisition related costs	409	65	474
Depreciation and amortization	702	32	734
Total expenses	375,493	7,291	382,784
Operating income (loss)	53,098	(2,128)	50,970
Interest and other income	585	29	614
Equity in earnings of investees	—	755	755
Unrealized gain on equity method investment accounted for under the fair value option	6,032	—	6,032
Income (loss) before income tax expense	59,715	(1,344)	58,371
Income tax expense	—	(8,109)	(8,109)
Net income (loss)	$59,715	$(9,453)	$50,262

Total assets	$674,378	$50,211	$724,589
(1)    Intersegment revenues of $3,003 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Nine Months Ended June 30, 2020
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$128,404	$817	$129,221
Advisory services	—	2,252	2,252
Total management and advisory services revenues	128,404	3,069	131,473
Reimbursable compensation and benefits	37,290	1,393	38,683
Reimbursable equity based compensation	1,394	—	1,394
Other reimbursable expenses	267,852	—	267,852
Total reimbursable costs	306,536	1,393	307,929
Total revenues	434,940	4,462	439,402
Expenses:
Compensation and benefits	84,401	5,487	89,888
Equity based compensation	3,079	104	3,183
Separation costs	645	—	645
Total compensation and benefits expense	88,125	5,591	93,716
General and administrative	17,731	2,947	20,678
Other reimbursable expenses	267,852	—	267,852
Transaction and acquisition related costs	366	1,230	1,596
Depreciation and amortization	696	35	731
Total expenses	374,770	9,803	384,573
Operating income (loss)	60,170	(5,341)	54,829
Interest and other income	3,753	349	4,102
Equity in earnings of investees	—	1,037	1,037
Unrealized gain on equity method investment accounted for under the fair value option	916	—	916
Income (loss) before income tax expense	64,839	(3,955)	60,884
Income tax expense	—	(8,944)	(8,944)
Net income (loss)	$64,839	$(12,899)	$51,940

Total assets	$655,413	$49,310	$704,723
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
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses. As of June 30, 2021, RMR LLC managed approximately 2,100 properties in 47 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
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
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. In addition, the COVID-19 pandemic and related public health restrictions have had a particularly severe impact on certain industries in which our clients operate, including, hospitality, travel, service retail, senior housing and rehabilitation services. Many of the restrictions that had been imposed in the United States during the COVID-19 pandemic have since been lifted and commercial activity in the United States has increasingly returned to pre-pandemic practices and operations. There remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus.
While our clients continue to face challenges related to the COVID-19 pandemic, we continue to believe that our current financial resources enable us to withstand the COVID-19 pandemic. As of June 30, 2021, we had $397,801 in cash and cash equivalents, no debt and for the nine months ended June 30, 2021, we generated cash from operations of $72,371.
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
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers, which are separately managed by our Managed Operating Companies or a third party. Also under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the managed properties, including senior living communities owned by DHC and managed by Five Star and hotels owned by SVC and managed by Sonesta, based on a percentage of the cost of such construction. For further information regarding the fees that we earn, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of June 30, 2021 and 2020, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		June 30,
REIT	Primary Strategy	2021	2020
DHC	Medical office and life science properties, senior living communities and wellness centers	$5,337,144	$4,596,718
ILPT	Industrial and logistics properties	1,997,990	2,612,328
OPI	Office properties primarily leased to single tenants, including the government	3,962,573	3,474,277
SVC	Hotels and net lease service and necessity-based retail properties	9,277,211	7,400,127
		$20,574,918	$18,083,450
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
The basis on which our base business management fees are calculated for the three and nine months ended June 30, 2021 and 2020 may differ from the basis at the end of the periods presented in the table above. As of June 30, 2021, the market capitalization was lower than the historical cost of assets under management for DHC, OPI and SVC; the historical cost of assets under management for DHC, OPI and SVC as of June 30, 2021, were $8,414,221, $6,151,466 and $12,287,857, respectively. For ILPT, the historical cost of assets under management were lower than its market capitalization of $2,601,308 as of June 30, 2021.

The fee revenues we earned from the Managed Equity REITs for the three and nine months ended June 30, 2021 and 2020 are set forth in the following tables:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Base Business	Property		Base Business	Property
	Management	Management		Management	Management
REIT	Revenues	Revenues	Total	Revenues	Revenues	Total
DHC	$6,478	$3,221	$9,699	$4,995	$3,440	$8,435
ILPT	2,652	1,591	4,243	3,353	1,859	5,212
OPI	4,417	4,903	9,320	4,080	5,077	9,157
SVC	10,924	1,076	12,000	8,582	731	9,313
	$24,471	$10,791	$35,262	$21,010	$11,107	$32,117

	Nine Months Ended June 30, 2021			Nine Months Ended June 30, 2020
	Base Business	Property		Base Business	Property
	Management	Management		Management	Management
REIT	Revenues	Revenues	Total	Revenues	Revenues	Total
DHC	$17,110	$10,163	$27,273	$17,550	$9,985	$27,535
ILPT	8,330	4,960	13,290	10,127	5,964	16,091
OPI	12,361	14,854	27,215	13,447	15,353	28,800
SVC	30,798	2,700	33,498	31,804	2,959	34,763
	$68,599	$32,677	$101,276	$72,928	$34,261	$107,189
As of June 30, 2021, we estimate that we would have earned an incentive business management fee from OPI of $22,222 for calendar 2021 if June 30, 2021 had been the end of the next measurement period. However, incentive business management fees from the Managed Equity REITs are contingent performance based fees which are only recognized when earned at the end of the respective measurement period. There can be no assurance that we will in fact earn the estimated amount of, or any, incentive business management fees for calendar 2021, from OPI, or any Managed Equity REIT. Accordingly, this estimated amount of incentive business management fees for calendar 2021 which would have been earned if the measurement period ended on June 30, 2021, is not included in the fees listed in the tables above or in our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Managed Operating Companies and Managed Private Real Estate Capital
We provide business management services to the Managed Operating Companies. Five Star operates senior living communities throughout the United States, many of which are owned by and managed for DHC. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of Sonesta’s U.S. hotels are owned by SVC. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. Generally, our fees earned from business management services to the Managed Operating Companies are based on a percentage of certain revenues.
In addition, we also provide management services to the Managed Private Real Estate Capital clients and earn fees based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction management fees based on a percentage of the cost of construction activities.

Our fee revenues from services to the Managed Operating Companies and the Managed Private Real Estate Capital clients for the three and nine months ended June 30, 2021 and 2020, are set forth in the following tables:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Base Business	Property		Base Business	Property
	Management	Management		Management	Management
	Revenues	Revenues	Total	Revenues	Revenues	Total
ABP Trust	$580	$493	$1,073	$173	$173	$346
Other private entities	696	369	1,065	513	338	851
Five Star	1,794	—	1,794	2,123	—	2,123
Sonesta	1,522	—	1,522	113	—	113
TA	3,660	—	3,660	3,041	—	3,041
	$8,252	$862	$9,114	$5,963	$511	$6,474

	Nine Months Ended June 30, 2021			Nine Months Ended June 30, 2020
	Base Business	Property		Base Business	Property
	Management	Management		Management	Management
	Revenues	Revenues	Total	Revenues	Revenues	Total
ABP Trust	$1,737	$1,434	$3,171	$375	$543	$918
Other private entities	1,726	945	2,671	1,551	1,006	2,557
Five Star	5,573	—	5,573	6,726	—	6,726
Sonesta	2,511	—	2,511	1,259	—	1,259
TA	9,904	—	9,904	9,715	—	9,715
	$21,451	$2,379	$23,830	$19,626	$1,549	$21,175
Advisory Services and Other
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
Tremont Advisors earned aggregate advisory services revenue from TRMT of $377 and $40 for the three months ended June 30, 2021 and 2020, respectively, and $792 and $113 for the nine months ended June 30, 2021 and 2020, respectively. Incentive business management fees earned from TRMT were zero and $620 for the three and nine months ended June 30, 2021, respectively. Tremont Advisors did not earn incentive fees from TRMT during the three and nine months ended June 30, 2020.
RMR Advisors, which previously provided advisory services for RMRM until RMRM deregistered as an investment company with the SEC on January 5, 2021, was compensated pursuant to its agreement with RMRM based on a percentage of RMRM’s average daily managed assets, as defined in the agreement. The advisory fees earned by RMR Advisors or Tremont Advisors, as applicable, included in our revenue were $757 and $585 for the three months ended June 30, 2021 and 2020, respectively, and $2,057 and $2,139 for the nine months ended June 30, 2021 and 2020, respectively.
The Tremont business acts as a transaction broker for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such brokerage services of zero and $34 for the three months ended June 30, 2021 and 2020, respectively, and $259 and $816 for the nine months ended June 30, 2021 and 2020, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended June 30, 2021, Compared to the Three Months Ended June 30, 2020
The following table presents the changes in our operating results for the three months ended June 30, 2021 compared to the three months ended June 30, 2020:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues:
Management services	$44,376	$38,625	$5,751	14.9%
Advisory services	1,134	625	509	81.4%
Total management and advisory services revenues	45,510	39,250	6,260	15.9%
Reimbursable compensation and benefits	13,069	13,013	56	0.4%
Reimbursable equity based compensation	1,402	736	666	90.5%
Other reimbursable expenses	85,263	85,650	(387)	(0.5)%
Total reimbursable costs	99,734	99,399	335	0.3%
Total revenues	145,244	138,649	6,595	4.8%
Expenses:
Compensation and benefits	30,530	29,569	961	3.3%
Equity based compensation	1,954	1,299	655	50.4%
Total compensation and benefits expense	32,484	30,868	1,616	5.2%
General and administrative	6,320	6,335	(15)	(0.2)%
Other reimbursable expenses	85,263	85,650	(387)	(0.5)%
Transaction and acquisition related costs	61	427	(366)	(85.7)%
Depreciation and amortization	245	229	16	7.0%
Total expenses	124,373	123,509	864	0.7%
Operating income	20,871	15,140	5,731	37.9%
Interest and other income	179	727	(548)	(75.4)%
Equity in earnings of investees	28	458	(430)	(93.9)%
Unrealized gain on equity method investment accounted for under the fair value option	1,312	1,678	(366)	(21.8)%
Income before income tax expense	22,390	18,003	4,387	24.4%
Income tax expense	(3,361)	(2,608)	(753)	(28.9)%
Net income	19,029	15,395	3,634	23.6%
Net income attributable to noncontrolling interest	(10,797)	(8,678)	(2,119)	(24.4)%
Net income attributable to The RMR Group Inc.	$8,232	$6,717	$1,515	22.6%
n/m - not meaningful
Management services revenue. For the three months ended June 30, 2021 and 2020, we earned base business and property management services revenue from the following sources:

	Three Months Ended June 30,
	2021	2020	Change
Managed Equity REITs	$35,262	$32,117	$3,145
Managed Private Real Estate Capital	2,138	1,231	907
Managed Operating Companies	6,976	5,277	1,699
Total	$44,376	$38,625	$5,751
Management services revenue increased $5,751 primarily due to the economic recovery following the easing of pandemic related restrictions across the country, which were most impactful on our managed assets within the senior living, service retail and hospitality sectors. The increase in management services revenue was due to (i) increases in the average enterprise value of DHC and SVC resulting in increases to base business management fees of $1,483 and $2,342, respectively, and (ii) increases in management fees earned from the Managed Operating Companies of $1,699, primarily driven by continued improvements in operating performance at Sonesta and TA.
Advisory services revenue. Advisory services revenue represents fees earned for managing RMRM and TRMT. Advisory services revenues increased by $509 primarily due to an increase of $337 in fees earned from TRMT as a result of the fee waiver Tremont Advisors previously provided to TRMT expiring on December 31, 2020.
Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and were paid by tenants of our clients. Reimbursable compensation and benefits increased $56 primarily due to annual increases in employee compensation and benefits for which we receive reimbursement.
Reimbursable equity based compensation. Reimbursable equity based compensation includes grants of common shares from our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our clients to certain of our officers and employees. Reimbursable equity based compensation increased $666 as a result of increases in our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $961 primarily due to merit increases and higher estimated bonus costs for the current fiscal year, partially offset by higher vacation deferrals and business continuity payments resulting from the COVID-19 pandemic during the prior period.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and by our clients. Equity based compensation increased $655 primarily due to increases in our clients’ respective share prices for the share awards granted to our employees by our clients.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs was relatively unchanged from the prior period.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $366 primarily due to costs incurred in the prior period in connection with RMRM’s conversion from a registered investment company to a commercial mortgage REIT.
Depreciation and amortization. Depreciation and amortization expense was relatively unchanged from the prior period.
Interest and other income. Interest and other income decreased $548 primarily due to lower interest earned during the current period as a result of lower interest rates compared to the prior period.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our equity interest in TRMT.
Unrealized gain on equity method investment accounted for under the fair value option. Unrealized gain on equity method investment accounted for under the fair value option represents the gain on our investment in TA common shares. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense of $753 is primarily attributable to higher taxable income for the current period compared to the prior period.

Nine Months Ended June 30, 2021, Compared to the Nine Months Ended June 30, 2020
The following table presents the changes in our operating results for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020:

	Nine Months Ended June 30,
	2021	2020	$ Change	% Change
Revenues:
Management services	$125,365	$129,221	$(3,856)	(3.0)%
Incentive business management fees	620	—	620	n/m
Advisory services	2,849	2,252	597	26.5%
Total management and advisory services revenues	128,834	131,473	(2,639)	(2.0)%
Reimbursable compensation and benefits	39,453	38,683	770	2.0%
Reimbursable equity based compensation	5,611	1,394	4,217	n/m
Other reimbursable expenses	259,856	267,852	(7,996)	(3.0)%
Total reimbursable costs	304,920	307,929	(3,009)	(1.0)%
Total revenues	433,754	439,402	(5,648)	(1.3)%
Expenses:
Compensation and benefits	90,610	89,888	722	0.8%
Equity based compensation	7,267	3,183	4,084	128.3%
Separation costs	4,159	645	3,514	n/m
Total compensation and benefits expense	102,036	93,716	8,320	8.9%
General and administrative	19,684	20,678	(994)	(4.8)%
Other reimbursable expenses	259,856	267,852	(7,996)	(3.0)%
Transaction and acquisition related costs	474	1,596	(1,122)	(70.3)%
Depreciation and amortization	734	731	3	0.4%
Total expenses	382,784	384,573	(1,789)	(0.5)%
Operating income	50,970	54,829	(3,859)	(7.0)%
Interest and other income	614	4,102	(3,488)	(85.0)%
Equity in earnings of investees	755	1,037	(282)	(27.2)%
Unrealized gain on equity method investment accounted for under the fair value option	6,032	916	5,116	n/m
Income before income tax expense	58,371	60,884	(2,513)	(4.1)%
Income tax expense	(8,109)	(8,944)	835	9.3%
Net income	50,262	51,940	(1,678)	(3.2)%
Net income attributable to noncontrolling interest	(28,192)	(29,306)	1,114	3.8%
Net income attributable to The RMR Group Inc.	$22,070	$22,634	$(564)	(2.5)%
n/m - not meaningful
Management services revenue. For the nine months ended June 30, 2021 and 2020, we earned base business and property management services revenue from the following sources:

	Nine Months Ended June 30,
	2021	2020	Change
Managed Equity REITs	$101,276	$107,189	$(5,913)
Managed Private Real Estate Capital	6,101	4,332	1,769
Managed Operating Companies	17,988	17,700	288
Total	$125,365	$129,221	$(3,856)
Management services revenue decreased $3,856 primarily due to (i) declines in the average enterprise value of OPI and SVC resulting in decreases to base business management fees of $1,086 and $1,006, respectively, (ii) decreases in property management fees earned from OPI and SVC of $499 and $259, respectively, primarily due to strategic property dispositions and (iii) a decline in management fees earned from Five Star of $1,153 driven by COVID-19 pandemic related adverse impacts to its business, partially offset by an increase in management fees earned from Sonesta of $1,252 primarily resulting from an increase in the number of hotels that it manages and franchises during the current period.
Incentive business management fees. Incentive business management fees for the current period include fees earned by Tremont Advisors from TRMT of $620. Tremont Advisors could not earn any incentive fees from TRMT in the prior period due to the fee waiver in effect for the period beginning July 1, 2018 until December 31, 2020. For further information about TRMT’s incentive fees and the fee waiver, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Advisory services revenue. Advisory services revenue increased $597 primarily due to an increase of $679 in fees earned from TRMT as a result of the fee waiver Tremont Advisors previously provided to TRMT expiring on December 31, 2020.
Reimbursable compensation and benefits. Reimbursable compensation and benefits increased $770 primarily due to annual increases in employee compensation and benefits for which we receive reimbursement.
Reimbursable equity based compensation. Reimbursable equity based compensation increased $4,217 as a result of increases in our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits expense increased $722 primarily due to higher estimated bonus costs for the current fiscal year and annual employee merit increases effective on October 1, 2020, largely offset by higher mortgage broker commissions, vacation deferrals and business continuity payments during the prior period.
Equity based compensation. Equity based compensation increased $4,084 primarily due to increases in our clients’ respective share prices for the share awards granted to our employees by our clients.
Separation costs. For further information about these costs, see Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs decreased $994 primarily due to decreases in travel, temporary staffing and recruiting fees largely as a result of the pandemic, partially offset by an increase in the value of annual share grants awarded to our Directors.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $1,122 primarily due to costs incurred in the prior period in connection with RMRM’s conversion from a registered investment company to a commercial mortgage REIT.
Depreciation and amortization. Depreciation and amortization expense was relatively unchanged from the prior period.
Interest and other income. Interest and other income decreased $3,488 primarily due to lower interest earned during the current period as a result of lower interest rates compared to the prior period.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our equity interest in TRMT.
Unrealized gain on equity method investment accounted for under the fair value option. Unrealized gain on equity method investment accounted for under the fair value option represents the gain on our investment in TA common shares. For further information, see Note 4, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The decrease in income tax expense of $835 is primarily attributable to lower taxable income during the current period compared to the prior period, and a reduction in our income tax provision recorded during the three months ended December 31, 2020 of $520 related to final tax regulations released in December 2020. For further information, see Note 5, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of June 30, 2021 and September 30, 2020, we had cash and cash equivalents of $397,801 and $369,663, respectively, of which $24,487 and $25,498, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2021 and September 30, 2020, $357,187 and $341,612, respectively, of our cash and cash equivalents were invested in money market funds. Our cash and cash equivalents leave us well positioned to pursue numerous capital allocation strategies, including the potential return of shareholder capital in the form of a special dividend, in the next twelve months.
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
During the nine months ended June 30, 2021, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $32,197. On July 15, 2021, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of July 26, 2021 in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,235. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,422, of which $4,922 will be distributed to us based on our aggregate ownership of 16,407,933 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $10,735 and we expect to pay this dividend on or about August 19, 2021. See Note 8, Shareholders’ Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
For the nine months ended June 30, 2021, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $23,201, of which $12,327 was distributed to us and $10,874 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $12,327 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $10,874 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement described in Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Our changes in cash flows for the nine months ended June 30, 2021 compared to the nine months ended June 30, 2020 were as follows: (i) net cash from operating activities decreased $6,419 from $78,790 in the 2020 period to $72,371 in the 2021 period; (ii) net cash used in investing activities increased $536 from $404 in the 2020 period to $940 in the 2021 period; and (iii) net cash used in financing activities increased $114 from $43,179 in the 2020 period to $43,293 in the 2021 period.
The decrease in cash from operating activities for the nine months ended June 30, 2021, compared to the same period in 2020 primarily reflects the net effect of declines in net income, excluding the impacts of non-cash gains, and changes in working capital. The increase in cash used in investing activities for the nine months ended June 30, 2021 compared to the same period in 2020 was due to a modest increase in purchases of property and equipment to support our operations in the 2021 period. Cash used in financing activities for the nine months ended June 30, 2021 increased nominally compared to the same period in 2020.

Off Balance Sheet Arrangements
We have no off balance sheet arrangements.
Tax Receivable Agreement
We are party to a tax receivable agreement, or Tax Receivable Agreement, which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See Note 7, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of June 30, 2021, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $29,950, of which we expect to pay $2,161 to ABP Trust during the fourth quarter of fiscal year 2021.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Our forward-looking statements reflect our current views, intents and expectations with respect to, among other things, our operations and financial performance. Our forward-looking statements can be identified by the use of words such as “outlook,” “believe,” “expect,” “potential,” “will,” “may,” “estimate,” “anticipate” and derivatives or negatives of such words or similar words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be factors that could cause actual outcomes or results to differ materially from those stated or implied in these statements. We believe these factors include, but are not limited to the following:
•the duration and severity of the COVID-19 pandemic and the resulting disruptions on us and our clients;
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
•The fact that we have earned significant incentive business management fees from certain of our Managed Equity REITs in previous years and the fact that we estimate we would have earned an incentive business management fee for calendar 2021 from one of our Managed Equity REITs of $22.2 million as of June 30, 2021, if that date had been the end of the next measurement period, may imply that we will earn incentive business management fees for calendar 2021 or in future years. The incentive business management fees that we may earn from our Managed Equity REITs are based upon total returns realized by the REITs’ shareholders compared to the total shareholders return of certain identified indices. We have only limited control over the total returns realized by shareholders of the Managed Equity REITs and effectively no control over indexed total returns. There can be no assurance that we will earn any incentive business management fees from our Managed Equity REITs in the future;

•The fact that we have earned a $0.6 million incentive fee from TRMT during the nine months ended June 30, 2021 may imply that we will earn incentive business management fees from TRMT and RMRM in future periods. However, there can be no assurance that we will earn any incentive business management fees from TRMT or RMRM in the future;
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
•We state that our cash and cash equivalents balance leaves us well positioned to pursue numerous capital allocation strategies, including the potential return of shareholder capital in the form of a special dividend, in the next 12 months. This statement may imply that we will successfully identify and execute one or more capital allocation strategies, including that we will return capital to shareholders in the form of a special dividend, in the next 12 months and that any capital allocation strategy we may pursue will be successful and benefit us and our shareholders. However, identifying and executing on capital allocation strategies are subject to various uncertainties and risks and may take an extended period to realize any resulting benefit to our business. In addition, we may elect to not pursue a capital allocation strategy, including returning shareholder capital in the form of a special dividend, or abandon any such strategy we may pursue; and
•The COVID-19 pandemic may have lasting affects on our business and the businesses of our clients. Our business is dependent on revenue generated from sectors that have been and may continue to be adversely impacted by COVID-19 to a greater degree than other sectors. Further, our revenues from other sectors may become increasingly adversely impacted by COVID-19. Accordingly, there can be no assurances that we will be able to successfully manage through the COVID-19 pandemic, resulting market disruptions and their aftermath, or that we will be able to take advantage of any resulting opportunities.
There are or will be additional important factors that could cause business outcomes or financial results to differ materially from those stated or implied in our forward-looking statements. For example, the COVID-19 pandemic and its aftermath may reduce or limit any growth in the market value of our Managed Equity REITs or cause their rent receipts or construction activities to decline or cause the revenues of our Managed Operating Companies to significantly decline and, as a result, our revenues and cash flows may continue to be adversely impacted.
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
The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2021:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
June 2021	5,258	$38.64	N/A	N/A
Total	5,258	$38.64	N/A	N/A
(1)These Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our Class A Common Shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant. (1)
3.2	Articles of Amendment, filed July 30, 2015. (1)
3.3	Articles of Amendment, filed September 11, 2015. (1)
3.4	Articles of Amendment, filed March 9, 2016. (2)
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017. (3)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock. (4)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management and Research Trust). (1)
10.1	Third Amended and Restated Property Management Agreement, dated as of June 9, 2021, by and between The RMR Group LLC and Diversified Healthcare Trust. (Filed herewith.)
10.2	Third Amended and Restated Property Management Agreement, dated as of June 22, 2021, by and between The RMR Group LLC and Service Properties Trust. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on September 15, 2017.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: August 5, 2021