Form 10-K
period 2021-09-30
RMR GROUP INC.
filed 2021-11-15
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting shares of Class A common stock, $0.001 par value, of the registrant held by non-affiliates was approximately $617.1 million based on the $40.81 closing price per common share on The Nasdaq Stock Market LLC, on March 31, 2021. For purposes of this calculation, an aggregate of 291,695 shares of Class A common stock, held directly by, or by affiliates of, the directors and executive officers of the registrant have been included in the number of common shares held by affiliates.
As of November 12, 2021, there were 15,485,011 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2022 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

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
•our revenues may be highly variable;
•changing market conditions, practices and trends may adversely impact our clients and the fees we receive from them;
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
•risks associated with and costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies; and
•other risks described under “risk factors” beginning on page 13.
For example:
•We have a limited number of clients. We have long term contracts with our Managed Equity REITs (collectively, Diversified Healthcare Trust, a Maryland real estate investment trust, including its subsidiaries, or DHC; Industrial Logistics Properties Trust, a Maryland real estate investment trust, including its subsidiaries, or ILPT; Office Properties Income Trust, a Maryland real estate investment trust, including its subsidiaries, or OPI; and Service Properties Trust, a Maryland real estate investment trust, including its subsidiaries, or SVC); however, the other contracts under which we earn our revenues are for shorter terms, and the long term contracts with our Managed Equity REITs may be terminated in certain circumstances. The termination or loss of any of our management contracts may have a material adverse impact upon our revenues, profits, cash flows and business reputation;
•Our base business management fees earned from our Managed Equity REITs are calculated monthly based upon the lower of each real estate investment trust’s, or REIT’s, cost of its applicable assets and such REIT’s market capitalization. Our business management fees earned from our Managed Operating Companies (collectively, Five Star Senior Living Inc., a Maryland corporation, including its subsidiaries, or Five Star; Sonesta International Hotels Corporation, a Maryland corporation, including its subsidiaries, or Sonesta; and TravelCenters of America Inc., a Maryland corporation, including its subsidiaries, or TA) are calculated based upon certain revenues from each operator’s business. Accordingly, our future revenues, income and cash flows will decline if the business activities, assets or market capitalizations of our clients decline;
i

•The fact that we have earned significant incentive business management fees from certain of our Managed Equity REITs in previous years and the fact that we estimate we would have earned an incentive business management fee for calendar 2021 from one of our Managed Equity REITs of $6.0 million as of September 30, 2021, if that date had been the end of the next measurement period, may imply that we will earn incentive business management fees for calendar 2021 or in future years. The incentive business management fees that we may earn from our Managed Equity REITs are based upon total returns realized by the REITs’ shareholders compared to the total shareholders return of certain identified indexes. We have only limited control over the total returns realized by shareholders of the Managed Equity REITs and effectively no control over indexed total returns. There can be no assurance that we will earn any incentive business management fees from our Managed Equity REITs in the future;
•The fact that we have earned a $0.6 million incentive fee from one of our mortgage REITs during the fiscal year ended September 30, 2021 may imply that we will earn incentive business management fees from our mortgage REITs in future periods. However, there can be no assurance that we will earn any incentive business management fees from our mortgage REITs in the future;
•We currently intend to pay a regular quarterly dividend of $0.38 per Class A common share and Class B-1 common share. On September 16, 2021, we paid a one-time special dividend of $7.00 per share in order to return excess capital to our shareholders. Our dividends are declared and paid at the discretion of our board of directors. Our board may consider many factors when deciding whether to declare and pay dividends, including our current and projected cash flows and alternative uses for any available cash. Our board may decide to lower or even eliminate our dividends. There can be no assurance that we will continue to pay any regular dividends, or future additional special dividends, or with regard to the amount of dividends we may pay;
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
•We state that our cash and cash equivalents balance leaves us well positioned to pursue a range of capital allocation strategies in the next 12 months. This statement may imply that we will successfully identify and execute one or more capital allocation strategies in the next 12 months and that any capital allocation strategy we may pursue will be successful and benefit us and our shareholders. However, identifying and executing on capital allocation strategies are subject to various uncertainties and risks and may take an extended period to realize any resulting benefit to our business. In addition, we may elect to not pursue a capital allocation strategy or abandon any such strategy we may pursue;
•We continue expanding our Environmental, Social and Governance, or ESG, program and initiatives and we expect that we and our clients will benefit as a result. However, we and our clients may not realize the benefits we expect from this program and those initiatives and we and our clients may not succeed in meeting existing or future standards regarding ESG; and
•The COVID-19 pandemic may have lasting affects on our business and the businesses of our clients. Our business is dependent on revenue generated from sectors that have been and may continue to be adversely impacted by COVID-19 to a greater degree than other sectors. Further, our revenues from other sectors may become increasingly adversely impacted by COVID-19. Accordingly, there can be no assurances that we will be able to successfully manage through the COVID-19 pandemic, resulting market disruptions and their aftermath, or that we will be able to take advantage of any resulting opportunities.
There are or will be additional important factors that could cause business outcomes or financial results to differ materially from those stated or implied in our forward-looking statements. For example, the COVID-19 pandemic and its aftermath may reduce or limit any growth in the market value of our Managed Equity REITs or cause their rent receipts or construction activities to decline or cause the revenues of our Managed Operating Companies to significantly decline and, as a result, our revenues and cash flows may be adversely impacted.
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
2021 FORM 10-K ANNUAL REPORT

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
As of September 30, 2021, RMR Inc. owned 15,485,236 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent approximately 52.4% of the economic interest of RMR LLC. ABP Trust owns 15,000,000 redeemable Class A Units, representing approximately 47.6% of the economic interest of RMR LLC.
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities. As of September 30, 2021, Adam D. Portnoy beneficially owned (including through ABP Trust), in aggregate, (i) 170,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; and (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares.
Since its founding in 1986, RMR LLC has substantially grown assets under management and the number of real estate businesses it manages. As of September 30, 2021, we had $32.7 billion of assets under management.
Our business primarily consists of providing management services to four publicly traded equity real estate investment trusts, or REITs, whose securities are listed on The Nasdaq Stock Market LLC, or Nasdaq: Diversified Healthcare Trust, a Maryland REIT, including its subsidiaries, or DHC; Industrial Logistics Properties Trust, a Maryland REIT, including its subsidiaries, or ILPT; Office Properties Income Trust, a Maryland REIT, including its subsidiaries, or OPI; and Service Properties Trust, a Maryland REIT, including its subsidiaries, or SVC. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs. We also provide management services to three real estate operating companies: Five Star Senior Living Inc., a Maryland corporation, or Five Star; Sonesta International Hotels Corporation, a Maryland corporation, or Sonesta; and TravelCenters of America Inc., a Maryland corporation, or TA. Five Star, Sonesta and TA are collectively referred to as the Managed Operating Companies.
As manager of the Managed Equity REITs, we are responsible for implementing investment strategies and managing day to day operations, subject to supervision and oversight by each Managed Equity REIT’s board of trustees. The Managed Equity REITs have no employees, and we provide the personnel and services necessary for each Managed Equity REIT to conduct its business. The Managed Equity REITs invest in diverse income producing properties across multiple real estate asset classes as follows:
•DHC (Nasdaq: DHC) owns medical office and life science properties, senior living communities and wellness centers. As of September 30, 2021, DHC owned 392 properties located in 36 states and the District of Columbia.
•ILPT (Nasdaq: ILPT) owns and leases industrial and logistics properties. As of September 30, 2021, ILPT owned 294 properties, including 226 buildings, leasable land parcels and easements in Oahu, Hawaii and 68 buildings located in 32 other states.
•OPI (Nasdaq: OPI) owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government. As of September 30, 2021, OPI owned 178 properties located in 33 states and the District of Columbia.
•SVC (Nasdaq: SVC) owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. As of September 30, 2021, SVC owned 1,098 properties (304 hotels and 794 net lease properties) located in 47 states, Puerto Rico, Canada and the District of Columbia.
We also provide management services to the Managed Operating Companies that have diverse businesses as follows:

•Five Star (Nasdaq: FVE) operates senior living communities, many of which are owned by DHC. As of September 30, 2021, Five Star managed or operated 179 senior living communities located in 29 states, including 159 communities that it managed and 20 communities that it owned and operated.
•Sonesta is a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of the U.S. hotels that Sonesta operates are owned by SVC. As of September 30, 2021, Sonesta’s business included 1,166 properties in eight countries.
•TA (Nasdaq: TA) operates and franchises travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. As of September 30, 2021, TA operated or franchised 279 properties of which TA owned 52 (51 travel centers and one standalone truck service facility) located in 44 states in the United States and the province of Ontario, Canada.
RMR LLC’s wholly owned subsidiary, Tremont Realty Capital LLC (formerly known as Tremont Realty Advisors LLC), or Tremont Realty Capital, an investment adviser registered with the Securities and Exchange Commission, or SEC, provides advisory services for Seven Hills Realty Trust (formerly known as RMR Mortgage Trust, or RMRM), or SEVN. SEVN is a publicly traded mortgage REIT that focuses on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Until September 30, 2021, Tremont Realty Capital also provided advisory services to Tremont Mortgage Trust, or TRMT, a publicly traded mortgage REIT. On September 30, 2021, TRMT merged with and into SEVN, or the Merger, with SEVN continuing as the surviving company.
The Managed Equity REITs, SEVN and, until September 30, 2021, TRMT, are collectively referred to as the Managed REITs or the Managed Public Real Estate Capital clients.
In addition, RMR LLC provides management services to private capital vehicles, including ABP Trust and its subsidiaries, or collectively ABP Trust, and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. In this Annual Report on Form 10-K, we refer to these clients as the Managed Private Real Estate Capital clients.
Our Business Strategy
Our business strategy is to provide an expanded range of management services to our existing clients, as well as to diversify the number of clients to which we provide services and the sources of capital upon which those clients may rely for growth.
We believe that we have several strengths that distinguish our business from other alternative asset managers:
•Revenue Base. Our revenues are primarily from fees earned under long term agreements with strong credit quality companies, many of which are permanent capital vehicles. Our agreements with the Managed Equity REITs are 20 year term evergreen contracts with significant termination fees payable in certain circumstances. For the fiscal year ended September 30, 2021, revenues earned from the Managed Equity REITs represented 78.1% of our total management and advisory services revenue.
•Cash Flow and Dividend. For the fiscal year ended September 30, 2021, we generated net cash from operating activities of $71.8 million and net income of $81.0 million. We have no debt outstanding. Our regular dividend of $0.38 per share per quarter ($1.52 per share per year) has been well covered by our cash flows. In addition, we paid a one-time special dividend of $7.00 per share, or $219.9 million, in September 2021 to return excess capital to our shareholders.
•Diverse Portfolio of Managed Real Estate. We provide management services to a wide range of real estate assets and businesses that include healthcare facilities, senior living and other apartments, hotels, office buildings, industrial buildings, leased lands, net-lease service and necessity-based retail, including travel centers, and various specialized properties such as properties leased to government tenants and properties specially designed for medical and biotech research. The properties and businesses we managed as of September 30, 2021, are located throughout the United States in 47 states and Washington D.C., and in Puerto Rico and Canada. The diversity of our managed portfolio helps provide balance throughout economic cycles, as the impacts to each respective real estate sector can vary.
•Growth. Since the founding of RMR LLC in 1986, we have substantially grown our assets under management and the number and variety of real estate businesses we manage. As of September 30, 2021, we had $32.7 billion of assets under management, including more than 2,100 properties. The synergies among our clients may also facilitate their and our growth. We assist our clients in realizing investment opportunities by working together to make acquisitions, obtain financing, identifying possible joint venture partners, completing redevelopment activities, facilitating capital recycling from strategic property dispositions and assisting in portfolio repositioning and other business arrangements and strategic restructurings.
In addition, we expect to use cash on hand, future operating cash flows and may use our equity or incur debt to fund our growth and diversify our operations through possible acquisition opportunities or seeding new clients. We have recently sought to expand the sources of capital underlying our assets under management, with our Managed Private Real Estate Capital clients representing $1.3 billion of our assets under management as of September 30, 2021.
•Quality and Depth of Management. Our highly qualified and experienced management team provides a broad base of deep expertise to our clients. Our senior management has worked together through several business cycles in which they acquired, financed, managed and disposed of real estate assets and started real estate businesses. We are a vertically integrated manager and as of September 30, 2021, we employed approximately 600 real estate professionals in more than 30 offices throughout the United States. Additionally, the clients we manage collectively had approximately $10 billion of annual revenues and approximately 37,000 employees at September 30, 2021. We have also assisted our clients to grow by successfully accessing the capital markets; since our founding in 1986, our clients have successfully completed over $41.0 billion of financing in approximately 180 capital raising transactions.
•Alignment of Interests. We believe our structure fosters strong alignment of interests between our principal executive officer and our shareholders because our principal executive officer, Adam D. Portnoy, has a 51.4% economic interest in RMR LLC. Alignment of interests also exists between us and our Managed Equity REITs due to the manner upon which we earn base management fees and incentive management fees under our Management Agreements with the Managed Equity REITs, as described in more detail below.
We can provide no assurance that we will be able to implement our business strategy or achieve our desired growth. Our business and the businesses of our clients are subject to a number of risks and uncertainties. See “Risk Factors” beginning on page 13.
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
•Our business management agreements with each Managed Equity REIT were amended effective August 1, 2021 to replace the benchmark index used in the calculation of incentive business management fees. These changes to the index were due to S&P Global ceasing to publish the SNL U.S. REIT indexes. Accordingly, the specified REIT index utilized to calculate the benchmark return per share for each of our Managed Equity REITs when calculating the incentive business management fees is as follows:

For the Periods
	Through July 31, 2021	On and After August 1, 2021
DHC	SNL U.S. REIT Healthcare Index	MSCI U.S. REIT/Health Care Index
ILPT	SNL U.S. Industrial REIT Index	MSCI U.S. REIT/Industrial REIT Index
OPI	SNL U.S. Office REIT Index	MSCI U.S. REIT/Office REIT Index
SVC	SNL U.S. REIT Hotel Index	MSCI U.S. REIT/Hotel & Resort REIT Index
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
•The incentive business management fee payable by the Managed Equity REIT is subject to a cap equal to the value of the number of its common shares which would, after issuance, represent (a) 1.5% of the number of its common shares outstanding on December 31 of the year for which such fee is being calculated multiplied by (b) the average closing price of its common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.
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
Property Management Agreement Fees and Expense Reimbursement
Each property management agreement between RMR LLC and a Managed Equity REIT provides for the following:
(i) a management fee equal to 3.0% of the gross rents collected from tenants, which is not applicable to any hotels, senior living communities or travel centers which are leased to, or managed by, a Managed Operating Company or another operating business such as a hotel management company or a senior living or healthcare services provider; and

(ii) a construction supervision fee equal to 5.0% of the cost of any construction, renovation or repair activities at the Managed Equity REIT’s properties, other than ordinary maintenance and repairs. In June 2021, we and DHC and SVC amended our respective property management agreements to, among other things, provide for our oversight of any major capital projects and repositionings at DHC’s senior living communities, including DHC’s senior living communities managed by Five Star, and SVC’s hotels, including SVC’s hotels managed by Sonesta, as DHC or SVC, as applicable, may request from time to time. Under the amended agreements, we receive the same fee previously paid to Five Star and Sonesta, respectively, for these services, which is equal to 3.0% of the cost of any such major capital project or repositioning.
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
Our Management Agreements with the Managed Operating Companies
RMR LLC provides services and earns fees pursuant to a management agreement with each of the Managed Operating Companies. Under these agreements, RMR LLC provides services to the Managed Operating Companies relating to, or assists them with, among other things, their compliance with various laws and rules applicable to them, capital markets and financing activities, maintenance of their properties, selection of new business sites and evaluation of other business opportunities, accounting and financial reporting, internal audit, investor relations and general oversight of the company’s daily business activities, including legal and tax matters, human resources, insurance programs and management information systems.
Each Managed Operating Company pays RMR LLC a fee under its management agreement in an amount equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP; and (iii) in the case of TA, the sum of TA’s gross fuel margin, determined as TA’s fuel sales revenues less its cost of fuel sales, plus TA’s total nonfuel revenues. In addition, the management agreement with each Managed Operating Company provides that the compensation of senior executives of the Managed Operating Company, who are also employees or officers of RMR LLC, is the responsibility of the party to or on behalf of which the individual renders services. In the past, because at least 80.0% of each of these executives’ business time was devoted to services to the Managed Operating Company, 80.0% of these executives’ total cash compensation was paid by the Managed Operating Company and the remainder was paid by RMR LLC.
The terms of the management agreements with each Managed Operating Company end on December 31st of each year, and automatically extend for successive one year terms, unless RMR LLC or the applicable Managed Operating Company gives notice of non-renewal before the expiration of the applicable term. Also, a Managed Operating Company may terminate its management agreement at any time (i) for Five Star and TA, on 60 days’ notice and RMR LLC may terminate such agreements at any time on 120 days’ notice and (ii) for Sonesta, on 30 days’ notice and RMR LLC may terminate its agreement with Sonesta on 30 days’ notice. If Five Star or TA terminates or elects not to renew its agreement, other than for cause as defined in each agreement, the Managed Operating Company is obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.
Each Managed Operating Company has agreed to indemnify RMR LLC, its members, officers, employees and affiliates against liabilities relating to acts or omissions of RMR LLC with respect to the provision of services by RMR LLC, except to the extent such provision of services was in bad faith or was grossly negligent. In addition, each agreement provides that any disputes, as defined in those agreements, arising out of or relating to the agreement or the provision of services pursuant thereto, upon the demand of a party to the dispute, shall be subject to mandatory arbitration in accordance with procedures provided in the agreement.
Our Management Agreements with the Managed Private Real Estate Capital Clients
RMR LLC provides management services to our Managed Private Real Estate Capital clients for which it receives, depending upon the services provided, a management fee based on a percentage of average invested capital, as defined in the applicable management agreements, a property management fee in an amount equal to 3.0% of rents collected from managed properties and a construction supervision fee in an amount equal to 5.0% of the cost of any construction, renovation or repair activities at the managed properties, other than ordinary maintenance and repairs.
Our Management Agreements with Advisory Clients
Tremont Realty Capital is party to a management agreement with SEVN. Pursuant to this agreement, Tremont Realty Capital provides SEVN with a continuous investment program, makes day to day investment decisions and generally manages the business affairs of SEVN in accordance with SEVN’s investment objectives and policies.
Tremont Realty Capital is compensated pursuant to its management agreements with SEVN at an annual rate of 1.5% of SEVN’s equity, as defined in the agreement. Tremont Realty Capital may also earn an incentive fee under this management agreement beginning the second calendar quarter of 2021 equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) SEVN’s core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) SEVN’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Realty Capital with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from January 5, 2021) in the aggregate is greater than zero. The incentive fee may not be less than zero.
The initial term of the management agreement with SEVN ends on December 31, 2023, and the agreement will automatically renew for successive one year terms beginning January 1, 2024 and each January 1 thereafter, unless it is sooner terminated upon written notice delivered no later than 180 days prior to a renewal date by the affirmative vote of at least two-thirds (2/3) of the independent trustees of SEVN based upon a determination that (a) Tremont Realty Capital’s performance is unsatisfactory and materially detrimental to SEVN or (b) the base management fee and incentive fee, taken as a whole, payable to Tremont Realty Capital under the management agreement is not fair to SEVN (provided that in the instance of (b), Tremont Realty Capital will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). The management agreement may be terminated by Tremont Realty Capital before each annual renewal upon written notice delivered to the board of trustees of SEVN no later than 180 days prior to an annual renewal date.
In the event the management agreement is terminated by SEVN without a cause event or by Tremont Realty Capital for a material breach, SEVN will be required to pay Tremont Realty Capital a termination fee equal to (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to Tremont Realty Capital during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs within 24 months of its initial commencement, the base management fee and the incentive fee will be annualized for such two year period based on such fees earned by Tremont Realty Capital during such period, plus (b) $1.6 million. In addition, the initial organizational costs related to TRMT’s formation and the costs of its initial public offering and the concurrent private placement that Tremont Realty Capital had paid pursuant to its management agreement with TRMT will be included in the “Termination Fee” under and as defined in SEVN’s management agreement with Tremont Realty Capital. No termination fee will be payable if the management agreement is terminated by SEVN for a cause event or by Tremont Realty Capital without SEVN’s material breach.
Tremont Realty Capital, and not SEVN, will be responsible for the costs of Tremont Realty Capital’s employees who provide services to SEVN, including the cost of Tremont Realty Capital’s personnel who originate SEVN’s loans, unless any such payment or reimbursement is specifically approved by a majority of the independent trustees of SEVN or is a shared services cost or relates to awards made under any equity compensation plan adopted by SEVN from time to time. SEVN is required to pay or to reimburse Tremont Realty Capital and its affiliates for all other costs and expenses of SEVN’s operations, including but not limited to, the costs of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to SEVN’s investments, investor relations expenses and other professional services, and other costs and expenses not specifically required under the management agreement to be borne by Tremont Realty Capital. Some of these overhead, professional and other services will be provided by RMR LLC pursuant to a shared services agreement between Tremont Realty Capital and RMR LLC. In addition, SEVN will also pay its pro rata costs of any combined directors and officers liability or other insurance programs arranged by RMR LLC for public companies managed by RMR LLC or its affiliates and SEVN’s pro rata portion of internal audit costs incurred by RMR LLC on behalf of SEVN and other public companies to which RMR LLC or its affiliates provides management services.
Our Organizational Structure
Our organizational structure has not materially changed since September 30, 2019. For a discussion of our organizational structure, see Part I, Item 1 “Business – Our Organizational Structure” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
Regulation
We and our clients are subject to supervision and regulation by state, federal and non-U.S. governmental authorities and are subject to various laws and judicial and administrative decisions imposing various requirements and restrictions upon the ways in which we and our clients do business including various requirements for public disclosure of our and their activities.
The Managed REITs have qualified and expect to continue to qualify to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the Managed Equity REITs generally distribute, and SEVN is expected to generally distribute, 100.0% of their taxable income to avoid paying corporate federal income taxes; and as REITs, such companies must currently distribute, at a minimum, an amount equal to 90.0% of their taxable income. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status, including share ownership tests and assets and gross income composition tests. If a Managed REIT fails to continue to qualify as a REIT under Sections 856 through 860 of the Code in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if a Managed REIT qualifies for taxation as a REIT, it may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.
Certain of our clients own or operate healthcare and senior living properties. These companies are subject to numerous federal, state and local laws and regulations that are subject to frequent and material changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing laws. Some of the revenues received by these companies are paid by governmental programs which are also subject to periodic and material changes.
Certain of our clients own and operate hotels and some provide dining, food and beverage services, including the sale of alcoholic beverages. The operation of such properties is subject to numerous regulations by various governmental entities.
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
Tremont Realty Capital is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act. Tremont Realty Capital provides investment advisory and administrative services to mortgage REITs, including SEVN, and may, in the future, provide such services to private funds that invest in commercial real estate debt. Employees of Tremont Realty Capital may also act as transaction originators for its non-investment advisory clients, which we refer to as the Tremont business. These activities result in certain aspects of our asset management business being supervised by the SEC and requires our compliance with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations. SEVN intends to conduct its business in a manner that does not require its registration under the 1940 Act and, to do so, may rely on any available exemption from registration, or exclusion from the definition of “investment company,” under the 1940 Act. To maintain this exemption from registration, SEVN will be required to ensure the composition of its portfolio complies with certain tests.
The ownership and operation of real estate properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Certain of our clients own real estate, and we may be responsible for compliance with some of these environmental protection laws.
While we incur significant expense to comply with the various regulations to which we and our clients are subject, we do not believe that existing statutes and regulations have had a material adverse effect on our business. However, it is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, results of operations or prospects.
Competition
The asset management industry is intensely competitive, and we expect it to remain so. Our continued growth will depend upon our ability to manage or assist our clients in an effective manner and identify and execute on opportunities to expand our services to new clients and new sources of capital.
Our existing clients face significant competition in their respective sectors or industries. The Managed Equity REITs compete on a national and regional basis with many third parties engaged in real estate investment activities including other publicly traded REITs, non-traded REITs, commercial and investment banking firms, private institutional funds, private equity funds and other investors. Five Star competes with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Sonesta competes with other hotel operators and franchisors. TA competes on a national and local basis with companies operating travel centers, as well as retailers operating in the convenience store and retail gas station industries. SEVN competes on a national and regional basis with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including funds or investors that we or our affiliates may sponsor, advise or manage), banks, credit unions, insurance companies and other financial institutions.
We compete with other businesses in the real estate management and asset management businesses. Many of these competitors may have greater financial, technical, marketing and other resources than we or our clients have. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital, greater business scale and enhanced operating efficiencies. Certain competitors may also be subject to different regulatory regimes or rules that may allow them more flexibility or better access to pursue potential investments and raise capital for themselves or their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessments or lower return thresholds, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities. Our ability and the ability of our clients to continue to compete effectively will depend in large part upon the ability to attract, retain and motivate employees.
Corporate Sustainability
Over our more than three decades in business, we and our clients have been guided by Environmental, Social and Governance, or ESG, principles. Given the magnitude of our platform, we believe corporate sustainability must be a strategic focus alongside our focus on economic performance. Our sustainability practices — minimizing our impact on the environment, embracing the communities where we operate and attracting top professionals — are critical elements supporting our long-term success.
Environmental Focus
We recognize our responsibility to minimize the impact of our business on the environment. We seek to preserve natural resources and maximize efficiencies in order to reduce the impact the properties we manage have on the planet. Our environmental sustainability strategies and best practices help to mitigate our managed properties’ environmental footprint, optimize operational efficiency and enhance our competitiveness in the marketplace. Certifications help to benchmark performance and mitigate risk.
We drive value, manage risk and benchmark performance of our managed properties by effectively capturing and managing data through real-time energy monitoring, or RTM. RTM facilitates advanced data analytics and access to detect faults and inefficiencies in equipment operations faster meanwhile enhancing building system control in a cost-effective and scalable way across platforms for our clients. Our first RTM program finished one year ahead of schedule, captured 53 properties totaling approximately 46% of our managed annual electricity spend and generated $2.1 million in annual savings. We continue to expand our RTM program and expect to cost effectively scale to cover up to 90% of our managed energy spend.

Our energy performance programs drive down energy consumption and reduce carbon emissions of our managed properties. Lower energy use and emissions reduce our managed properties' potential exposure to policies that call for a carbon tax or other emissions-based penalties. Our existing business practices align with the Task Force on Climate-related Financial Disclosures, or TCFD, framework across both physical and transition risks and opportunities.
As a result of our sustainability initiatives, we and our managed properties have historically received honors from The Building Owners and Managers Association, or BOMA, The Environmental Protection Agency, or EPA, and the U.S. Green Building Council, or USGBC, amongst others. In 2020, the honors achieved by our Managed Equity REITs, included 53 BOMA 360 Certified Properties, 63 ENERGY STAR Certified Properties and 33 LEED Certified Properties. Finally, for the third year in a row, we received the 2021 ENERGY STAR Partner of the Year Award for outstanding efforts as a Service and Product Provider, and for the fourth year in a row, OPI received the 2021 ENERGY STAR Partner of the Year Sustained Excellence Award for outstanding efforts in energy management.
Human Capital Resources and Governance
We are led by an experienced management team with proven ability to manage and grow a resilient business. Moreover, significant insider ownership and the structure of the contracts with our clients provide a strong alignment of interests with our clients and with public shareholders. Our dedicated asset management and property management teams blend long-term strategic vision with careful execution of day-to-day operations to optimize efficiency and foster the sustainable growth of our Managed Equity REITs. Our property management organization is dedicated solely to the assets of our clients.
Employees and Equal Opportunity
As of September 30, 2021, RMR LLC employed approximately 600 real estate professionals, including 46% in our corporate office and 54% across our more than 30 offices throughout the United States. The average tenure of our employees was 6.3 years. Our employees are the foundation of our success and in many ways our most critical asset. We ensure employees receive competitive salaries and benefits and we aim to attract professionals who will uphold our values of social and environmental stewardship.
We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. Throughout our organization, including our Board, we are committed to racial equality and fostering a culture of diversity and inclusion. We have made diversity and inclusion an important part of our hiring, retention and development programs. As of September 30, 2021, 37% and 27% of our approximately 600 employees were female and non-white, respectively.
Board Diversity
As of September 30, 2021, our Board of Directors composition included 50% of members from under represented communities, including 33% female and 17% African American.
Employee Engagement, Education and Training
Our employee engagement initiatives align with our goal of being an employer of choice with a thriving workforce that encourages career enrichment and positions us for growth. Our programs are carefully designed for hiring, developing and retaining the best talent in the real estate industry. Our recruiting programs, on-boarding and retention programs and our development and on-going training programs currently include the following:
•LiveWell Employee Wellness Program: Our LiveWell program has steadily gained traction since it was launched in 2016 with the goal of providing resources and incentives to enhance employees’ physical, emotional and financial wellness. LiveWell includes a range of educational presentations, webinar series and wellness competitions.
•Managing with Impact: Since 2016, we hosted Managing with Impact workshops for managers throughout the company to expand their perspectives and increase their confidence as a new manager. Within their first year, managers complete the workshop and learn how to effectively delegate, solve problems and give meaningful performance feedback.
•Tuition Reimbursement Program: We offer tuition assistance up to $20,000 annually for work-related education from accredited colleges and universities in order to deepen employees’ skillsets and support personal enrichment.
•Leadership Development Program: This two-year rotational program prepares newly hired MBA graduates for future leadership roles by providing an expansive view into all our clients.

We also prioritize on-going education and training for all employees across our organization as follows:
•Engineering Development Program: Given the increasing challenges within the real estate industry of attracting qualified engineers throughout the country, we made it a strategic focus to develop the next generation of qualified building engineers. Our Engineering Development Program standardizes the recruitment and development of engineering candidates to prepare them for open positions and to plan for future engineering needs. We recruit from various trade schools and job fairs to identify candidates for the two-year program with a curriculum that includes specific onboarding plans for training in electrical, HVAC, or plumbing trades and covers a range of essential engineering staff development topics.
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

Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•the duration and severity of the impact of COVID-19 and the resulting disruption on us and our clients;
•changing market conditions, practices and trends may adversely impact our clients and the fees we receive from them;
•substantially all of our revenues are derived from services to a limited number of clients;
•our management fees from our clients are based, in general, on cost of assets, market capitalization, shareholder returns, rent receipts, capital projects or certain revenues, as applicable, and, accordingly our future revenues, income and cash flows will decline if the business activities, assets, market capitalizations, shareholder returns, rent receipts, capital projects or certain revenues of our clients decline;
•our revenues may be highly variable;
•potential terminations of our management agreements with our clients;
•our ability to expand our business depends upon the growth and performance of our clients and our ability to obtain or create new clients for our business and is often dependent upon circumstances beyond our control;
•our ability to continue to pay a regular quarterly dividend is dependent on many factors, including current and expected earnings and alternative uses for available cash and our board may decide to lower our dividends;
•our and our Managed Operating Companies’ ability to attract, retain and motivate sufficient qualified personnel in a challenging labor market and to effectively manage our and their labor costs;
•our ability to retain the services of our controlling shareholder and other key and talented personnel;
•our and our clients’ risks associated with our and their costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies;
•third party expectations relating to ESG factors may impose additional costs and expose us and our clients to new risks;
•risks related to the security of our information technology;
•risks related to supply chain constraints, commodity pricing and other inflation, including inflation impacting wages and employee benefits;
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

Risks Related to Our Business
The duration of the COVID-19 pandemic and the extent of its continued and ultimate impact on the economy and public health is unknown, but it may have a long term negative affect on us and our clients.
The strain of coronavirus that causes the viral disease known as COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary declared a public health emergency in the United States in response to the outbreak. The COVID-19 pandemic has had a substantial adverse impact on the global economy, including the U.S. economy, during various stages of the pandemic. Government requirements to stay in place and temporarily close businesses had a substantial negative impact on the economy. Government spending during the pandemic, and subsequent easing of the government restrictions, has since helped avert extended negative economic impact to the economy and is believed to have helped foster a return to economic growth. However, the progression of the pandemic has been unpredictable with periods of high rates of infection, followed by periods of reduced infection rates later followed again by periods of high infection rates. Recently, the Delta variant of COVID-19 spread in the United States during the 2021 summer months and has begun to wane. This spike is attributed with causing a reduction in the level of economic growth that had been expected. Any future variants of COVID-19 could have similar or worse impacts on the economy and public health.
The COVID-19 pandemic has had particularly negative impacts on certain industries in the commercial real estate market, including hotels, senior living communities, rehabilitation services and certain retail businesses, such as movie theaters and fitness centers. Certain of our clients operate in those industries and they and their businesses and operating results have been substantially negatively impacted. These clients experienced decreases in their market capitalizations during the pandemic, which decreased our management fee revenues. Although their market capitalizations have generally improved or stabilized from their low points during the pandemic, they are below the levels experienced prior to the pandemic, and they may remain so for an indefinite period and they could decline.
Although we have experienced increases in the fees we earn from our clients since the low points during the pandemic, there can be no assurance that the COVID-19 pandemic will not continue to negatively impact our clients and reduce the fees that we earn from our clients in future periods.
Potential consequences of the unprecedented measures taken in response to the spread of the virus that causes COVID-19 and the potential reintroduction of such measures in light of the spread of the Delta variant and other COVID-19 related variants and market disruptions and volatility affecting us include, but are not limited to:
•sudden and/or severe declines in the market price of our and our clients’ common shares;
•the inability of our clients to comply with certain financial covenants or pay interest and principal on their outstanding debt that could result in their defaulting under their debt agreements;
•the inability of our clients to access debt and equity capital on attractive terms, or at all;
•downgrades of our clients’ credit ratings by nationally recognized credit rating agencies;
•the inability of our clients to reduce leverage through the sale of identified properties in accordance with targets;
•the inability of borrowers under SEVN's loans to timely pay interest and principal under their respective loans;
•continued or new state, local and federal industry-initiated tenant relief efforts that may adversely affect some clients’ ability to collect rent and/or enforce remedies for the failure to pay rent;
•the inability of our clients to maintain or increase their current distribution rate, or make any distributions to their shareholders;
•uncertain economic and financial market conditions that could significantly reduce the value of the real estate, loans and other investments of our clients and reduce the amounts earned on those investments;
•increased risk of our clients’ and their tenants’ and managers’ default or bankruptcy;
•increased risk of our clients’ and their tenants’ and managers’ inability to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as going concerns and our clients’ tenants’ and managers’ ability to pay rent and returns to our clients;

•reduction in our property management fees if our clients reduce or delay capital expenditures in order to conserve capital or because of a reintroduction of construction moratoriums issued by governments;
•our and our clients’ and their tenants’ and managers’ inability to operate our, our clients’ and our and their tenants’ businesses if the health, well-being or morale of our and their management personnel and other employees is adversely affected by the ongoing COVID-19 pandemic or otherwise, particularly if a significant number of individuals are impacted; and
•reduced economic demand resulting from any mass employee layoffs or furloughs in response to future governmental action that may be taken to slow the spread of COVID-19 and its variants, and reductions in spending and other business operations and initiatives in response to the COVID-19 pandemic and other economic conditions, which could impact our and our clients’ and their tenants’ and managers’ continued viability.
There remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic, including risks that may arise from the Delta variant and other COVID-19 related variants, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, the ability of vaccinations to prevent infection and the spread of COVID-19, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus. A continued, long-duration and severe COVID-19 pandemic would likely materially and adversely affect us and our clients.
Market, consumer and workplace practices may change indefinitely in response to the COVID-19 pandemic and those changes could be detrimental to us and our clients’ businesses.
Market, consumer and workplace practices have changed during the pendency of the COVID-19 pandemic in response to temporary closures of businesses, governmental stay in place orders and the proliferation of remote working. For example, the increased adoption of and familiarity with remote work practices could result in decreased demand for business travel, hotel stays, conference facilities, office space, diesel fuel and gasoline. In addition, consumer practices and demands may change from what they were prior to the onset of the COVID-19 pandemic, including avoiding activities where people congregate, such as hotels, restaurants and fitness centers. Further, despite the continued distribution of the COVID-19 vaccines, as a result of the ongoing effects of the COVID-19 pandemic, there is a possibility of continued or increased occupancy declines at senior living communities, due to the surge of the Delta variant or other COVID-19 related variants, current residents leaving senior living communities, restrictions on new residents moving into and/or touring senior living communities and the possibility that older adults will forego or delay moving into senior living communities because of perceived safety issues associated with the COVID-19 pandemic. To the extent these changes occur on a long term basis, our clients’ businesses, operating results, financial condition and prospects may be materially adversely impacted, which may result in our realizing decreased fees from our clients and declines in our operating results and financial condition.
Substantially all of our revenues are derived from our provision of management services to a limited number of companies. The loss or failure, or decline in business or assets, of any of the Managed Equity REITs could substantially reduce our revenues.
The fees we earn from providing management services to, and the reimbursable fees we receive from, the Managed Equity REITs comprise substantially all our revenues. Our operating results and our ability to maintain and grow our revenues depend upon the ability of our Managed Equity REITs to raise capital to invest in real estate assets, to maintain and grow their investments and market capitalizations and to achieve positive shareholder returns in excess of applicable REIT total shareholder return indexes. Reduced business activities, market capitalizations or shareholder returns, including such reductions caused by, or in response to, the COVID-19 pandemic and its aftermath, sales of assets or the failure of any of the Managed Equity REITs or the termination of their management agreements with us would materially reduce our revenues and our profitability.
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

The base business management fee payable by a Managed Equity REIT may increase or decrease materially as the Managed Equity REIT acquires or disposes of real estate assets or its market capitalization increases or decreases. In addition, we generally only earn an incentive business management fee under our business management agreement with a Managed Equity REIT if it outperforms an identified REIT total shareholder return index during the measurement period and certain other conditions are satisfied, as measured at the end of the applicable measurement period. The shareholder returns realized by a Managed Equity REIT, its market capitalization and its ability to raise capital or make investments may be impacted by trends in the Managed Equity REIT’s portfolio, the U.S. real estate industry generally, the Managed Equity REIT’s industry specifically or other factors that are outside of our or its control, including the continued effects of the COVID-19 pandemic. Whether we earn an incentive fee, and the amount of any incentive fee we may earn, may have a significant impact on the amount of revenues we earn. For example, in the fiscal years ended September 30, 2021, 2020 and 2019, incentive business management fees earned from the Managed Equity REITs were 0%, 0% and 39.9%, respectively, of our total management and advisory services revenues. Further, the fees we earn under our property management agreements with the Managed Equity REITs are based on a percentage of the rents our Managed Equity REITs receive and a percentage of the costs of construction, in each case, at properties we manage for them. To the extent the Managed Equity REITs receive reduced rent or incur lower construction costs, our property management fee revenues would be negatively impacted. Also, the fees under our management agreements with the Managed Operating Companies are based on a percentage of revenues (in the case of TA, gross fuel margin and nonfuel revenues) earned by them or generated at the properties they manage. Our Managed Operating Companies have experienced high revenue volatility in the past, and given the nature of the Managed Operating Companies’ businesses (i.e., travel centers, senior living communities and hotels), may continue to experience revenue volatility for the reasonably foreseeable future.
Our management agreements with our clients are subject to termination.
Our management agreements with our clients may be terminated by a client or by us in certain circumstances. For example, if we do not satisfy the applicable measures for calendar year 2021 under our management agreements with DHC or SVC, DHC or SVC, as applicable, will have the right to terminate its management agreement by prior written notice to us within 60 days following December 31, 2021, and in which case, it would be required to pay us the applicable termination fee. If any of our management or advisory agreements with a client is terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of a management agreement with a client, we may be unable to invest the after tax proceeds from the termination fee we receive in opportunities that earn returns equal to or greater than the revenues lost as a result of the terminated management agreement. The termination of our management agreement or advisory agreement with any of our clients could have a material adverse impact on our business, results of operations and financial condition.
We are significantly dependent on conditions in the commercial real estate industry.
Our business and operations are significantly dependent on conditions in the commercial real estate industry, which in turn is impacted by general economic conditions in the United States. Significant portions of the commercial real estate markets in the United States were significantly negatively impacted during the recession that occurred during the early stages of the COVID-19 pandemic, and certain aspects of that market continue to be challenged by the pandemic and the changes to market and workplace practices in response to the pandemic, such as remote work for many office based workers, reduced hotel occupancy and declines in senior living communities’ operations. Adverse conditions in the commercial real estate industry and declining real estate values would harm our business and financial condition by limiting our and our clients’ access to debt and equity capital and our and their ability to grow our and their businesses. Adverse conditions may also give rise to an increase in tenant defaults under our clients’ leases, defaults of SEVN’s loans, and decreased market capitalizations, shareholder returns, rent receipts and capital projects for the Managed Equity REITs.
Changes in market interest rates may significantly reduce our revenues or impede our growth.
Changes in market interest rates may be sudden and may significantly reduce our revenues or impede our growth. Interest rates have remained at relatively low levels on a historical basis, and the U.S. Federal Reserve had previously indicated that it did not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. However, the Federal Reserve has recently indicated that, in light of the economic recovery and higher than anticipated inflation, it may raise interest rates sooner than expected. The timing, number and amount of any future interest rate increases are uncertain.
Increases in market interest rates may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell the common shares of our Managed REITs is the distribution rate with respect to such shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate before investing in a Managed REIT or they may sell the Managed REITs’ common shares and seek alternate investments with a higher distribution rate. Sales of common shares of the Managed Equity REITs may cause a decline in the market prices of such shares, which reduces the market capitalizations and total shareholder returns of the Managed Equity REITs, which, in turn, may materially reduce the fees we earn under our business management agreements with them. Moreover, an increase in interest rates could raise borrowing costs for our clients, negatively impact their access to capital to fund future growth, reduce their earnings and total shareholder returns and cause SEVN’s borrowers to default, which may materially reduce the fees we earn under our business management agreements with our clients.
Low market interest rates, particularly if they remain over a sustained period, may result in increased use of debt capital to fund property acquisitions, lower capitalization rates for property purchases and increased competition for property purchases, which may reduce the amount of property acquisitions by our clients and, in turn, impede our ability to grow and realize increased management fees from our clients.
If we cannot retain and motivate our key and talented personnel and recruit, retain and motivate new talented personnel, our business, results and financial condition could be adversely affected.
Our people are the foundation of our success and in many ways our most critical asset. Our continued success depends to a great extent on our ability to retain and motivate our key and talented personnel and strategically recruit, retain and motivate new talented personnel. However, we may not be successful in these efforts as the market for qualified employees in the asset management industry is extremely competitive. Historically, we have not had employment agreements with our key employees and we have no present intention to enter into any. Our ability to recruit, retain and motivate our personnel is dependent on our ability to offer attractive compensation, opportunities for professional growth and a desirable work environment. In addition, our clients have historically granted equity awards to our officers and certain other employees of ours. If our clients reduce the amount of, or stop making, similar grants in the future, or if the value of any equity awards they may grant are lower than anticipated, we may need to increase the amount of compensation we pay to offset the reduction in compensation our officers and other applicable employees would otherwise receive. In order to recruit and retain existing and future personnel, we may need to increase the level of compensation that we pay to them, which may cause a higher amount of our revenue to be paid out in the form of compensation, which may have an adverse impact on our profits.
We depend on our controlling shareholder and other key and talented personnel.
We depend on the efforts, skills, reputations and business contacts of our controlling shareholder, Adam D. Portnoy, and other key and talented personnel. The extent and nature of the experience of our executive officers and of the relationships they have with real estate professionals and financial institutions, although not a guarantee of positive results, are critical to the success of our business. The loss of the services of any of them or the loss of investor confidence in such personnel could have a material adverse effect on our revenues, operating income and cash flows and could impair our ability to maintain or grow assets under management in our clients or otherwise maintain or grow our business.
We are subject to substantial regulation and numerous contractual obligations and internal policies, and failure to comply with these provisions could have a material adverse effect on our business, financial condition and results of operations.
We are subject to substantial regulation and numerous contractual obligations and internal policies. We are subject to regulation by the SEC, Nasdaq, and other federal, state and local or international governmental bodies and agencies or self-regulatory organizations. Our subsidiary, Tremont Realty Capital, is registered with the SEC as an investment adviser under the Investment Advisers Act. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including compliance, record keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also may owe fiduciary duties to certain of their clients.
We are also responsible for managing or assisting with the regulatory aspects of certain of our clients, including the Managed REITs’ compliance with applicable REIT rules and SEVN’s maintenance of its exemption from registration under the 1940 Act. The level of regulation and supervision to which we and our clients are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. For example, we and SEVN may also be subject to state licensing requirements to conduct lending activities. The regulations to which we and our clients are subject are extensive, complex and require substantial management time and attention. Regulatory oversight and enforcement may become more rigorous for regulated industries as a result of the impact of the COVID-19 pandemic, especially in the wake of the array of state and federal government financial assistance programs. Laws and regulations passed in connection with the ongoing COVID-19 pandemic may result in a more complex regulatory, tax and political environment, which could subject us to increased compliance costs and administrative burdens. COVID-19 related laws and regulations can be subject to rapid change depending on public health developments, which can lead to confusion and make compliance with laws uncertain. Further, in connection with the Biden administration, uncertainty has arisen regarding prospective changes in laws and regulations affecting the financial industry, including the possibility of significant revision to U.S. financial and tax laws, rules and regulations that could have an adverse impact on us and our clients. These regulatory and fiduciary obligations may result in increased costs or otherwise adversely impact our business. Our or our clients’ failure to comply with any of the regulations, contractual obligations or policies applicable to it may subject us to litigation, extensive investigations, enforcement actions, as well as substantial fines, penalties and reputational risk, and our business and operations could be materially adversely affected.
Our lack of compliance with applicable law could result in, among other things, our inability to enforce contracts, our default under contracts (including our management agreements or advisory agreements with our clients) and our ineligibility to contract with, and receive revenue from, governmental authorities and agencies, our clients or other third parties.
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
Third party expectations relating to ESG factors may impose additional costs and expose us and our clients to new risks.
There is an increasing focus from certain investors and certain of our clients’ tenants, managers, borrowers, customers, employees, and other stakeholders concerning corporate responsibility, specifically related to ESG factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us or our clients, or otherwise do business with us or our clients, if they believe our or their policies relating to corporate responsibility are inadequate. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies' corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and our clients and cause us and our clients to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or our clients elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or their policies with respect to corporate responsibility are inadequate. We and our clients may face reputational damage in the event that our or their corporate responsibility procedures or standards do not meet the standards set by various constituencies. If we and our clients fail to satisfy the expectations of investors and our clients’ tenants, managers, borrowers, customers, employees and other stakeholders or our or our clients’ initiatives are not executed as planned, our and our clients’ reputation and financial results could be adversely affected, the management fees we may earn from our clients may decline, and our revenues, results of operations and ability to grow our business may be negatively impacted.
We and our clients are subject to risks from adverse weather, natural disasters and climate events.
We and our clients are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and climate events. For example, the properties owned by our Managed Equity REITs could be severely damaged or destroyed by physical climate risks that could materialize as either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact our other clients and cause significant losses if such clients or their tenants, managers or borrowers are unable to operate their businesses due to damage resulting from such events. If we or our clients fail to adequately prepare for such events, our and our clients’ revenues, results of operations and financial condition may be impacted.
We rely on information technology and systems in our operations, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm our business.
We rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and our internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees, tenants, borrowers and guarantors and lease data. If we experience material failures, inadequacies or interruptions or security breaches of our information technology, we could incur material costs and losses. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to us or our clients. We rely on commercially available systems, software, tools and monitoring, as well as our internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer, borrower, guarantor and vendor information, such as personally identifiable information related to our employees and others and information regarding our and our clients’ financial accounts. We take various actions, and we incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information. Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
The cybersecurity risks to us, our clients and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or other third parties’ information technology networks and systems or operations. The COVID-19 pandemic may adversely impact our ability to maintain the security, proper function and availability of our information technology and systems since a continued period of remote working by our employees or individuals with whom we work outside of our organization could strain our technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Although most of our office-based employees and those of our clients have returned to the office, the ongoing transition to in person work arrangements, or any return to remote work in light of the resurgence of the COVID-19 pandemic may result in the continuation of many of the risks of offsite work arrangements. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to the COVID-19 pandemic or by the failure of, or attack on, their information systems and technology. Any failure to maintain the security, proper function and availability of our information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to our or our clients’ operations, or to safeguard our or our clients’ business processes, assets and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us.
Supply chain constraints and commodity pricing and other inflation, including inflation impacting wages and employee benefits, may negatively impact our clients and our business, results of operations and ability to grow.
The global economy has been experiencing supply chain constraints and commodity pricing and other inflation, including inflation impacting wages and employee benefits. These conditions have increased the costs for materials, other goods and labor. For example, various construction supplies and materials have experienced significant price increases as have other commodities, such as food and fuel. These pricing increases as well as increases in labor costs have increased the operating costs for certain of our clients. If these inflationary pressures continue, our clients may reduce or delay construction projects that we oversee and may realize decreased earnings, negative impacts on their ability to increase or maintain dividends that they pay to their shareholders and reduced market capitalizations. In that case, the management fees we earn may decline and our revenues, results of operations and ability to grow our business may be negatively impacted.
Employee misconduct could harm us by subjecting us to significant legal liability, reputational harm and loss of business.
As an asset manager, our business, and our ability to retain and attract new clients, is dependent upon our maintaining a positive reputation in the marketplace. There is a risk that our employees could engage in misconduct that adversely affects our reputation and, hence, our business. We are subject to a number of obligations and standards arising from our business and our authority over the companies and assets we manage. The violation of these obligations and standards by any of our employees may adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees improperly use or disclose confidential information, we and the concerned client could suffer serious harm to our and its reputation, financial position and current and future business relationships and face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in or be accused of misconduct, our business and our reputation could be adversely affected. Misconduct by an employee might rise to the level of a default that would permit a client to terminate its management agreements or advisory agreements with us for cause and without paying a termination fee, which could materially adversely affect our business, results of operations and financial condition.
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
Risks Related to the Businesses of Our Clients
Risks associated with our clients’ businesses could adversely affect their respective abilities to grow, generate revenue, increase their market capitalizations and pay management fees.
We have presented in this Annual Report on Form 10-K historical fees that we have earned from our clients. The historical fees earned from our clients, including those presented in this Annual Report on Form 10-K, should not be considered as indicative of the future results of our clients or of our future results. The risks associated with each client’s business could adversely affect its ability to carry out its business plans and objectives, and, as a result, could adversely impact its ability to pay us management or advisory fees or cause the amounts of those fees to decline. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.” Risks to our clients include, but are not limited to, the following:
•the duration and severity of the negative economic impact of COVID-19 and the resulting market disruption on certain industries in which our clients operate, especially on hospitality, travel, service retail, senior housing and rehabilitation services;
•the inability of our clients’ tenants, managers and borrowers to weather an extended cessation of normal economic activity caused by the COVID-19 pandemic and thereby impair their ability to pay rent and returns and make loan payments;
•the Managed Equity REITs face competition for tenants at substantially all of their properties and competing properties may be more attractive to tenants;
•our clients face significant competition for investment opportunities from other investors, some of which have greater financial resources, including publicly traded REITs, non-traded REITs, insurance companies, banking firms, private institutional funds, private equity funds and other investors;
•a sustained period of low interest rates may increase the amount of debt capital available, which may result in declining capitalization rates for property acquisitions and impede the growth of our clients’ businesses whereas rising interest rates may increase operating costs, reduce the value of properties, increase cost of capital and make raising capital difficult for our clients;
•changing general economic and financial market conditions, including any reversal of the economic recovery or future economic slowdown caused by the COVID-19 pandemic, could significantly reduce the value of the real estate, loans and other investments of our clients and reduce the amounts earned on those investments;
•the real estate and real estate related investments of our clients may be less liquid than other investments and the ability of our clients to adjust their portfolios in response to changes in economic or other conditions may be limited;
•our Managed Operating Companies’ ability to attract, retain and motivate sufficient qualified personnel in a challenging labor market and to effectively manage their labor costs;
•changes in investor preferences or market conditions, including any future adverse conditions caused by the COVID-19 pandemic, could limit our clients’ ability to raise capital to competitively maintain their properties and operations or make new investments;
•shareholder activism, complaints about management strategies and structures, corporate governance and other matters may divert management attention and be disruptive to the operation of our clients;
•third party expectations relating to ESG factors could impose additional costs and expose our clients to new risks;
•changes in tax laws, regulation or accounting rules may make certain types of investments in or by our clients less valuable;

•our clients are exposed to environmental, building and other laws, natural disasters, adverse impacts from global climate change and other factors beyond their control as a result of their investment in real estate;
•our clients have significant investments in certain types of assets, such as hotels, senior living communities, healthcare properties and travel centers, and market changes which impact these specific types of assets (e.g., continued depressed levels of business travel and occupancy at hotels and senior living communities as a result of, and market reaction to, the COVID-19 pandemic, tenant and customer trends, new competition for short term accommodations, changes in Medicare and Medicaid rates, and other regulatory matters, fuel price volatility, fuel efficiency improvements and alternative energy sourcing) may adversely impact certain of the clients’ ability to maintain or grow their business;
•the failure of a Managed REIT to continue to qualify as a REIT would subject it to U.S. federal income tax and reduce cash available for distributions to its shareholders, adversely impacting its ability to raise capital and operate its business;
•the failure of our clients to comply with applicable laws and regulations could result in legal liability, regulatory fines and the loss of, or an inability to obtain, licenses required to operate their businesses; and
•complying with REIT requirements may cause a Managed REIT to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
Many of our clients are SEC registrants and file reports with the SEC as required by the Exchange Act. A discussion of the businesses and the risks associated with the businesses of our clients that are SEC registrants is contained in the reports filed by our clients, including in the section captioned “Risk Factors” in each Managed Equity REIT’s, Five Star’s and TA’s Annual Reports on Form 10-K for the year ended December 31, 2020, as those Risk Factors may have been updated or supplemented in those companies’ Quarterly Reports on Form 10-Q filed subsequently, and in SEVN’s registration statement on Form S-4 (File No. 333-256951) filed by SEVN with the SEC, and declared effective on July 26, 2021 and the joint proxy statement/prospectus contained therein, and SEVN’s subsequent filings with the SEC. Copies of these reports are available at the SEC’s website, www.sec.gov.
Risks Related to Our Securities
A trading market that provides adequate liquidity may not be sustained for our Class A Common Shares and the market price of our Class A Common Shares may fluctuate widely.
Our public float represents about 48.6% of the economic interest in RMR LLC. As a result, a significant amount of the economic interest in RMR LLC is not represented in our public float, which may adversely impact trading in our Class A Common Shares. There can be no assurance that an active trading market for our Class A Common Shares will be sustained in the future.
The market price of our Class A Common Shares may fluctuate widely, depending upon many factors, some of which are beyond our control, including, but not limited to, the following:
•the duration and severity of the negative economic impact of COVID-19 and the resulting market disruption on us and our clients;
•declines in the market prices of our clients’ common shares;
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
•announcements by us, our clients or our competitors of significant investments, acquisitions or dispositions;
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
S&P Dow Jones, a provider of widely followed stock indices, does not include companies with multiple share classes, such as ours, in certain of their indices. In addition, several stockholder advisory firms oppose the use of multiple class structures. As a result, our Class A Common Shares will likely not be eligible for these stock indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. FTSE Russell, another provider of widely followed stock indices, adopted rules requiring new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A Common Shares. We cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A Common Shares less attractive to investors and, as a result, the market price of our Class A Common Shares could be adversely affected. Additionally, any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A Common Shares.
Our dividend policy is subject to change.
RMR Inc. currently plans to pay a regular quarterly cash dividend equal to $0.38 per share ($1.52 per share per year) to holders of its Class A Common Shares. However, the amount of distributions RMR LLC may make in the future is not certain, and there is no assurance that future distributions will be made. On September 16, 2021, RMR Inc. paid a one-time special dividend of $7.00 per share in order to return excess capital to our shareholders. The declaration and payment of any dividends to our shareholders will be at the discretion of our Board of Directors which considers many factors when setting dividend rates including RMR Inc.’s current and expected earnings and the availability of cash to fund dividends as compared to alternative uses of such cash. Our Board of Directors may change the distribution policy or discontinue the payment of dividends at any time. Accordingly, any future dividends may be increased or decreased and there is no assurance as to the rate at which any future dividends will be paid, and they could decline in amount or be suspended or discontinued. Any change in our dividend policy could have a material adverse effect on the market price of our Class A Common Shares.
Risks Related to Our Relationships with Our Controlling Shareholder and Our Clients
Our controlling shareholder controls our voting power, and our other shareholders will have less influence over our business than shareholders of most other publicly traded companies.
Substantially all of the voting power in RMR Inc. and a majority of the economic interest in RMR LLC is held by ABP Trust, an entity controlled by its sole trustee, Adam D. Portnoy. Mr. Portnoy is one of our Managing Directors and is our President and Chief Executive Officer. RMR Inc. is the managing member of RMR LLC. As of September 30, 2021, Adam D. Portnoy beneficially owned, in aggregate, directly and indirectly through ABP Trust, (i) 170,502 shares of our Class A Common Shares; (ii) all of our outstanding Class B-1 Common Shares; (iii) all of our outstanding Class B-2 Common Shares; and (iv) approximately 49.2% of our outstanding Class A Units of RMR LLC. Our Class B-1 Common Shares and Class B-2 Common Shares entitle holders to ten votes per share. As a result of this ownership, as of September 30, 2021, Adam D. Portnoy beneficially owned in aggregate, directly and indirectly through ABP Trust, a combined direct and indirect 51.4% economic interest in RMR LLC and controlled 91.3% of the aggregate voting power of our outstanding capital stock. As a result of this voting control, Adam D. Portnoy is effectively able to determine the outcome of all matters requiring shareholder approval, including, but not limited to, election of our directors. Adam D. Portnoy is able to cause or prevent a change of control of RMR Inc., and this voting control could preclude any unsolicited acquisition of RMR Inc. The voting control of

Adam D. Portnoy could deprive our shareholders of an opportunity to receive a premium for their Class A Common Shares as part of a sale of us and may affect the market price of our Class A Common Shares.
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
The registration of Tremont Realty Capital under the Investment Advisers Act may discourage our change of control.
One of our subsidiaries, Tremont Realty Capital, is registered as an investment adviser under the Investment Advisers Act. Any change in control of Tremont Realty Capital, as defined in and interpreted pursuant to the Investment Advisers Act, would trigger a shareholder approval right by SEVN shareholders or other advisory clients of Tremont Realty Capital as applicable, under that Act. The need for such approval may discourage a change of control of us, including a change of control which might result in payment of a premium for our Class A Common Shares.
The ability of ABP Trust to sell its ownership stake in us and speculation about any such sale may adversely affect the market price of our Class A Common Shares.
ABP Trust controls 100.0% of our Class B-1 Common Shares (which are exchangeable for Class A Common Shares) and Class B-2 Common Shares, some of our currently outstanding Class A Common Shares and approximately 49.2% of our Class A Units of RMR LLC (which ABP Trust may cause RMR LLC to redeem for, at our election, Class A Common Shares on a one for one basis or cash). Thus, a significant portion of our ownership is not trading in the public markets. ABP Trust may sell any or all of its Class A Common Shares at any time without approval by other shareholders of RMR Inc. Speculation by the press, stock analysts, our shareholders or others regarding the intention of ABP Trust to dispose of Class A Common Shares could adversely affect the market price of our Class A Common Shares. Moreover, the market price of our Class A Common Shares may be adversely impacted by the fact that a significant amount of our outstanding shares are not included in the public float of our Class A Common Shares and by our dual-stock structure. Accordingly, our Class A Common Shares may be worth less than they would be if the Class A Common Shares that ABP Trust controls or has a right to acquire were trading in the public markets.
We and our clients are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We and our clients are party to transactions with related parties, including with entities controlled by Adam D. Portnoy and entities that we manage. For example, because of the relationships among us, Adam D. Portnoy, and our clients, the agreements we are party to with them, including our management agreements, are among related parties. Other examples include: SVC is TA’s principal landlord, and TA is SVC’s largest tenant, operating travel center locations owned by SVC pursuant to long term leases; Five Star manages most of the senior living communities owned by DHC pursuant to long term management agreements, DHC owns approximately 34% of Five Star’s outstanding common stock and most of the senior living communities Five Star operates are owned by DHC; Sonesta manages the majority of SVC’s hotels pursuant to management agreements, SVC owns approximately 34% of Sonesta’s outstanding common stock and most of the hotels Sonesta operates are owned by SVC. On September 30, 2021, TRMT merged with and into RMRM with RMRM continuing as the surviving entity under the name “Seven Hills Realty Trust.” SEVN will continue to be managed by our subsidiary, Tremont Realty Capital. Our and our clients’ agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Moreover, we are subject to the risk that our shareholders or the shareholders of one or more of our clients may challenge any such related party transactions. If challenges to related party transactions were to be successful, we or our clients might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our or our clients’ reputation, business and growth and could adversely affect our or our clients’ ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.

Increased relations among certain of our clients may cause a decline in revenue, business or assets of a client to adversely impact other clients.
Some of our clients have overlapping ownership interests and material business relationships with other of our clients which could cause a decline in revenue, business or assets of a client to be exacerbated by adverse impact on other clients. For example: Five Star manages most of the senior living communities owned by DHC and DHC owns approximately 34% of Five Star’s outstanding common stock; Sonesta manages most of SVC’s hotels and the majority of the hotels operated by Sonesta are owned by SVC and SVC owns approximately 34% of Sonesta’s outstanding common stock; and TA leases all of SVC’s travel center properties and SVC owns approximately 8.1% of TA’s outstanding common stock. Accordingly, a decline in revenue, business or assets of Five Star would be expected to adversely impact DHC, and a decline in revenue, business or assets of Sonesta or TA would be expected to adversely impact SVC.
Our management responsibilities to each of our clients and any future companies we may manage may give rise to actual, potential or perceived conflicts of interest.
Some of our clients have overlapping investment objectives, and if, and as we expand our management services to include additional private real estate capital clients, additional overlapping investment objectives may result. Additionally, some of our clients have material business relationships with, and in some instances have engaged in material transactions with, other of our clients that could give rise to conflicting interests. Our controlling shareholder’s investment in some of our clients also could give rise to conflicting interests. Our clients rely on information and management services we provide to them. While we and our clients have policies and procedures in place that are intended to mitigate the risks of conflicts of interest, our allocation of investment opportunities and cost reimbursements, advice, recommendations and commitments of our management team across our clients might be perceived to favor one client at the expense of another.
In addition to serving on our Board of Directors and executive team, Adam D. Portnoy serves as the chair of the board of trustees of each of the Managed REITs, as a managing trustee or managing director of each Managed REIT, TA and Five Star and as the chair of the board of directors of TA and Five Star and as a director of Sonesta (and its parent); certain of our other officers serve as managing trustees, managing directors or directors of our clients; and all of the executive officers of the Managed REITs and many of the executive officers of the Managed Operating Companies are our officers and employees. In addition, several of the independent trustees and independent directors of our public clients also serve as independent trustees or independent directors of other public clients. These multiple responsibilities and varying interests could create competition for the time and efforts of Adam D. Portnoy and RMR LLC and its subsidiaries and their officers and employees, and actual, potential or perceived conflicts of interest may arise.
Shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with Adam D. Portnoy and our clients, the position of our Managing Directors and executive officers as directors, trustees or executive officers of our clients, the position of independent trustees and independent directors of our public clients as independent trustees or independent directors of other public clients and the relationships among our clients may precipitate such activities. In addition, certain proxy advisory firms which have significant influence over the voting by shareholders of public companies, have, in the past, recommended that shareholders vote against, or withhold votes for, the election of board members at annual meetings of shareholders of our clients, and they may advocate for similar voting actions for future meetings. These actions may affect the outcome of those elections and impact the governance of those clients, which may increase the risk of shareholder activism and litigation at those clients. These activities could result in substantial costs and diversion of our management’s attention and could have a material adverse effect on our and our clients’ reputations and businesses.
Risks Related to Our Organization and Structure
We are a “controlled company” within the meaning of the Nasdaq listing rules and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. Our shareholders will not have the same protections afforded to shareholders of companies that are subject to such requirements.
Adam D. Portnoy, as sole trustee of ABP Trust, holds more than 50.0% of the voting power of our shares eligible to vote. As a result, we are a “controlled company” under the Nasdaq listing rules. Under these rules, a company of which more than 50.0% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain listed company governance requirements, including the requirements that the board of directors be comprised of a majority of independent directors and that we have a compensation committee and a nominating and corporate governance committee composed entirely of independent directors. Our compensation committee and our nominating and governance committee are comprised entirely of independent directors. The exemptions for a “controlled company” do not modify the independence requirements for our audit committee, and we intend to continue to comply with the applicable requirements of the SEC and Nasdaq with respect to our audit committee. Further, the exemptions for “controlled companies” will not impact our compliance with Nasdaq’s new listing rule relating to board diversity; our current board satisfies the diversity standards under the new Nasdaq listing rule in advance of its effective time. Nonetheless, the fact that we may avail ourselves in the future of some or all of the exceptions afforded a “controlled company” may cause our Class A Common Shares to trade at a lower price than if these protections were provided.
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
Additionally, our governing documents require us to indemnify, to the maximum extent permitted by Maryland law, any of our present or former directors or executive officers who is made or threatened to be made a party to a proceeding by reason of his, her or their service in that capacity. We also entered into separate agreements with our directors and executive officers providing for indemnification and advancement of expenses in addition to any rights such person may have under our governing documents.
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
Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our bylaws’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our bylaws also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder’s attorneys. The arbitration provisions of our bylaws may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our directors, officers, employees, manager or other agents. A number of our contracts with Adam D. Portnoy, ABP Trust and our clients have similar arbitration provisions to those in our bylaws.
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
RMR Inc. is required to pay ABP Trust for certain tax benefits it claims as a result of the tax basis step up we received as part of the RMR LLC reorganization on June 5, 2015 and will receive upon future redemptions by ABP Trust for Class A Common Shares or for cash. In certain circumstances, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits RMR Inc. realizes.
ABP Trust may redeem Class A Units it owns for Class A Common Shares or cash. See “Business-Our Organizational Structure-The RMR LLC Operating Agreement-Redemption rights of holders of Class A Units” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Both ABP Trust’s initial purchase of Class A Units and any future redemptions that ABP Trust may affect may result in increases in our tax basis of our assets that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we otherwise would be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those assets. The Internal Revenue Service, or IRS, may challenge all or part of these tax basis increases, and a court might sustain such a challenge.
We have entered into a tax receivable agreement, dated June 5, 2015, by and among RMR Inc., RMR LLC and ABP Trust, or the Tax Receivable Agreement, that provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. actually realizes as a result of (a) the increases in tax basis attributable to its dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the Tax Receivable Agreement. See “Business-Our Organizational Structure-Tax Receivable Agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for further information regarding the Tax Receivable Agreement. While the actual increase in tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions, the price of our Class A Common Shares at the time of the redemption, the extent to which such redemptions are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of RMR LLC attributable to RMR Inc.’s interests in RMR LLC, during the expected term of the Tax Receivable

Agreement, the payments that RMR Inc. makes to ABP Trust may be substantial. ABP Trust generally will not reimburse RMR Inc. for any payments that may have been made under the Tax Receivable Agreement. As a result, in certain circumstances RMR Inc. could make payments to ABP Trust under the Tax Receivable Agreement in excess of cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income.
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
Our governing documents permit our directors and officers, our clients and ABP Trust to retain corporate opportunities for their own benefit.
Under RMR Inc.’s governing documents and RMR LLC’s operating agreement, no director or officer of ours who is also serving as an officer, employee or agent of a client or ABP Trust or any of its affiliates is required to present, communicate or offer any business opportunity to us, and such person shall have the right to hold any business opportunity for themselves or transfer it to any other person to the maximum extent permitted by Maryland law. If any of these persons fails to present an opportunity to us or takes the opportunity for themselves, to the maximum extent permitted under Maryland law they will not be liable to us. We have renounced all potential interest or expectation in certain business opportunities which may fit our growth objectives in the future or otherwise have value to us. These opportunities may be directed to the clients or other persons or entities to which RMR LLC may have a relationship. Additionally, under our governing documents, our directors, officers, employees and agents are permitted to engage in other business activities that are similar to, or even competitive with, our own. If such persons engage in competitive business activities, we may have no remedy under our governing documents in these circumstances.
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
We also lease other ancillary and local office space from ABP Trust, from certain Managed Equity REITs and from third parties. We consider these leased premises suitable and adequate for our business. For more information about our leased facilities, please see Note 10, Leases, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the fiscal year ended September 30, 2021:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
March 2021	450	$42.85	N/A	N/A
June 2021	5,258	$38.64	N/A	N/A
September 2021	18,417	$33.20	N/A	N/A
Total	24,125	$34.57	N/A	N/A
(1)These Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our Class A Common Shares at the close of trading on Nasdaq on the purchase dates.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses. As of September 30, 2021, RMR LLC managed approximately 2,100 properties in 47 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
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
While our clients continue to face challenges related to the COVID-19 pandemic, we continue to believe that our current financial resources enable us to withstand the COVID-19 pandemic. As of September 30, 2021, we had $159,835 in cash and cash equivalents, no debt and for the fiscal year ended September 30, 2021, we generated cash from operations of $71,794.
Further, we believe that because of the diversity of properties that our clients own and operate, there may be opportunities for growth in select property types and locations as this pandemic ebbs. We, on behalf of our clients and ourselves, attempt to take advantage of opportunities in the real estate market when they arise. For example, since the beginning of the pandemic: (i) on March 31, 2020, ILPT completed a $680 million joint venture with an Asian institutional investor, which was expanded to include a large, top tier global sovereign wealth fund, as a second outside investor to this joint venture on November 18, 2020; (ii) SVC transitioned over 200 hotels from other hotel operators to Sonesta; (iii) on March 17, 2021, Sonesta completed its acquisition of RLH Corporation, establishing Sonesta as one of the largest hotel companies and expanding its franchising capabilities; (iv) DHC restructured its agreements with respect to 108 senior care facilities; and (v) on September 30, 2021, RMRM and TRMT merged to form SEVN, a larger, more diversified mortgage REIT with an expanded capital base than its predecessor companies. Other examples that have been completed in the past, include: (i) ILPT’s initial public offering on January 17, 2018, which was formed to focus on the ownership and leasing of industrial and logistics properties throughout the U.S. and (ii) the acquisition by SVC on September 20, 2019 of a net leased portfolio of 767 service oriented retail properties, providing SVC with a greater diversity in tenant base, property type and geography. In addition, we balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
There are extensive uncertainties surrounding the COVID-19 pandemic, and as a result, we are unable to determine what the ultimate impact will be on our clients and our financial position. For further information and risks related to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A “Risk Factors”.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers, which are separately managed by our Managed Operating Companies or a third party. Also under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the managed properties, including senior living communities owned by DHC and managed by Five Star and hotels owned by SVC and managed by Sonesta, based on a percentage of the cost of such construction. For further information regarding the fees that we earn, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of September 30, 2021 and 2020, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		September 30,
REIT	Primary Strategy	2021	2020
DHC	Medical office and life science properties, senior living communities and wellness centers	$5,150,401	$4,381,749
ILPT	Industrial and logistics properties	2,100,020	2,613,338
OPI	Office properties primarily leased to single tenants, including the government	3,837,235	3,244,624
SVC	Hotels and net lease service and necessity-based retail properties	9,050,693	7,590,437
		$20,138,349	$17,830,148
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
The basis on which our base business management fees are calculated for the fiscal years ended September 30, 2021 and 2020 may differ from the basis at the end of the periods presented in the table above. As of September 30, 2021, the market capitalization was lower than the historical cost of assets under management for DHC, OPI and SVC; the historical cost of assets under management for DHC, OPI and SVC as of September 30, 2021, were $8,458,462, $6,082,546 and $12,301,972, respectively. For ILPT, the historical cost of assets under management were lower than its market capitalization of $2,665,941 as of September 30, 2021.

The fee revenues we earned from the Managed Equity REITs for the fiscal years ended September 30, 2021 and 2020 are set forth in the following tables:

	Fiscal Year Ended September 30,
	2021			2020
	Base Business	Property		Base Business	Property
	Management	Management		Management	Management
REIT	Revenues	Revenues	Total	Revenues	Revenues	Total
DHC	$23,247	$13,125	$36,372	$22,692	$13,493	$36,185
ILPT	11,110	6,635	17,745	13,595	7,878	21,473
OPI	17,025	20,226	37,251	17,446	20,489	37,935
SVC	41,771	4,083	45,854	40,621	3,680	44,301
	$93,153	$44,069	$137,222	$94,354	$45,540	$139,894
As of September 30, 2021, we estimate that we would have earned an incentive business management fee from OPI of $5,979 for calendar 2021 if September 30, 2021 had been the end of the next measurement period. However, incentive business management fees from the Managed Equity REITs are contingent performance based fees which are only recognized when earned at the end of the respective measurement period. There can be no assurance that we will in fact earn the estimated amount of, or any, incentive business management fees for calendar 2021, from OPI, or any Managed Equity REIT. Accordingly, this estimated amount of incentive business management fees for calendar 2021 which would have been earned if the measurement period ended on September 30, 2021, is not included in the fees listed in the tables above or in our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Managed Operating Companies and Managed Private Real Estate Capital
We provide business management services to the Managed Operating Companies. Five Star operates senior living communities throughout the United States, many of which are owned by and managed for DHC. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of the U.S. hotels that Sonesta operates are owned by SVC. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. Generally, our fees earned from business management services to the Managed Operating Companies are based on a percentage of certain revenues.
In addition, we also provide management services to the Managed Private Real Estate Capital clients and earn fees based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction management fees based on a percentage of the cost of construction activities.
Our fee revenues from services to the Managed Operating Companies and the Managed Private Real Estate Capital clients for the fiscal years ended September 30, 2021 and 2020, are set forth in the following tables:

	Fiscal Year Ended September 30,
	2021			2020
	Base Business	Property		Base Business	Property
	Management	Management		Management	Management
	Revenues	Revenues	Total	Revenues	Revenues	Total
ABP Trust	$2,335	$1,960	$4,295	$2,530	$2,109	$4,639
Other private entities	2,423	1,348	3,771	—	—	—
Five Star	7,123	—	7,123	8,787	—	8,787
Sonesta	4,497	—	4,497	1,505	—	1,505
TA	13,727	—	13,727	13,084	—	13,084
	$30,105	$3,308	$33,413	$25,906	$2,109	$28,015
Advisory Business
Tremont Realty Capital provides management services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate.

Tremont Realty Capital also provided management services to TRMT until September 30, 2021, when it merged with and into SEVN. Tremont Realty Capital is primarily compensated pursuant to its management agreements with SEVN (beginning January 6, 2021) and TRMT (until September 30, 2021) based on a percentage of SEVN’s and TRMT’s equity, as defined in the applicable agreements.
RMR Advisors LLC, or RMR Advisors, merged into Tremont Realty Capital on January 6, 2021, and previously provided advisory services for SEVN (then RMRM). Until January 5, 2021, RMR Advisors was compensated pursuant to its agreement with SEVN (then RMRM) at a percentage of SEVN’s average daily managed assets, as defined in the agreement.
For the fiscal years ended September 30, 2021 and 2020, Tremont Realty Capital or RMR Advisors, as applicable, earned management and advisory services revenue from SEVN and TRMT of $3,956 and $2,911, respectively.
For the fiscal year ended September 30, 2021, Tremont Realty Capital also earned incentive fees of $620 from TRMT. Tremont Realty Capital waived any incentive fees otherwise due and payable by TRMT pursuant to the management agreement prior to December 31, 2020, and as a result, Tremont Realty Capital could not earn any incentive fees from TRMT for the fiscal year ended September 31, 2020. No incentive fees were earned from SEVN for the fiscal year ended September 30, 2021.
The Tremont business acts as a transaction broker for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such brokerage services of $467 and $816 for the fiscal years ended September 30, 2021 and 2020, respectively, which amounts are included in management services revenue in our consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
The following table presents the changes in our operating results for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020:

	Fiscal Year Ended September 30,
	2021	2020	$ Change	% Change
Revenues:
Management services	$171,102	$168,766	$2,336	1.4%
Incentive business management fees	620	—	620	n/m
Advisory services	3,956	2,911	1,045	35.9%
Total management and advisory services revenues	175,678	171,677	4,001	2.3%
Reimbursable compensation and benefits	52,369	52,344	25	n/m
Reimbursable equity based compensation	9,154	4,912	4,242	86.4%
Other reimbursable expenses	370,037	360,572	9,465	2.6%
Total reimbursable costs	431,560	417,828	13,732	3.3%
Total revenues	607,238	589,505	17,733	3.0%
Expenses:
Compensation and benefits	119,644	121,386	(1,742)	(1.4)%
Equity based compensation	12,022	7,828	4,194	53.6%
Separation costs	4,525	1,881	2,644	140.6%
Total compensation and benefits expense	136,191	131,095	5,096	3.9%
General and administrative	26,961	26,514	447	1.7%
Other reimbursable expenses	370,037	360,572	9,465	2.6%
Transaction and acquisition related costs	984	1,618	(634)	(39.2)%
Depreciation and amortization	973	968	5	0.5%
Total expenses	535,146	520,767	14,379	2.8%
Operating income	72,092	68,738	3,354	4.9%
Interest and other income	760	4,451	(3,691)	(82.9)%
Gain on Tremont Mortgage Trust investment	2,059	—	2,059	n/m
Equity in earnings of investees	443	1,545	(1,102)	(71.3)%
Unrealized gain on equity method investment accounted for under the fair value option	18,811	3,151	15,660	n/m
Income before income tax expense	94,165	77,885	16,280	20.9%
Income tax expense	(13,152)	(11,552)	(1,600)	(13.9)%
Net income	81,013	66,333	14,680	22.1%
Net income attributable to noncontrolling interest	(45,317)	(37,541)	(7,776)	(20.7)%
Net income attributable to The RMR Group Inc.	$35,696	$28,792	$6,904	24.0%
n/m - not meaningful
References to changes in the income and expense categories below relate to the comparison of consolidated results for the fiscal year ended September 30, 2021, compared to the fiscal year ended September 30, 2020. For a comparison of consolidated results for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Management services revenue. For the fiscal years ended September 30, 2021 and 2020, we earned base business and property management services revenue from the following sources:

	Fiscal Year Ended September 30,
	2021	2020	Change
Managed Equity REITs	$137,222	$139,894	$(2,672)
Managed Private Real Estate Capital	8,533	5,496	3,037
Managed Operating Companies	25,347	23,376	1,971
Total	$171,102	$168,766	$2,336
Management services revenue increased $2,336 primarily due to (i) an increase in management fees earned from Sonesta of $2,992 primarily resulting from an increase in the number of hotels that it manages and franchises during the current fiscal year, (ii) an increase in the average enterprise value of SVC resulting in an increase to base business management fees of $1,150, and (iii) an increase in construction supervision fees earned from SVC and OPI aggregating $957, partially offset by (i) a decline in property management fees earned from DHC, OPI and SVC aggregating $1,185 primarily resulting from property dispositions, and (ii) a decline in management fees earned from Five Star of $1,664 driven by COVID-19 pandemic related adverse impacts to its business.
During the fiscal year ended September 30, 2021, an aggregate of $680,000 of properties were deconsolidated from ILPT in connection with the closing of its private joint venture on November 18, 2020. As such, beginning on November 18, 2020, the associated management services revenue from those properties were earned from the private joint venture and are included within Managed Private Real Estate Capital in the table above. Prior to November 18, 2020, the associated management services revenues from those properties were earned from ILPT and are included within Managed Equity REITs in the table above. The net impact to total management services revenue from these properties was relatively unchanged for the fiscal year ended September 30, 2021.
Incentive business management fees. Incentive business management fees for the current fiscal year include fees earned by Tremont Realty Capital from TRMT of $620. Tremont Realty Capital could not earn any incentive fees from TRMT in the prior fiscal year due to the fee waiver in effect for the period beginning July 1, 2018 until December 31, 2020. For further information about TRMT’s incentive fees and the fee waiver, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Advisory services revenue. Advisory services revenue increased $1,045 primarily due to an increase of $1,014 in fees earned from TRMT as a result of the fee waiver Tremont Realty Capital previously provided to TRMT expiring on December 31, 2020.
Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and were paid by tenants of our clients. Reimbursable compensation and benefits was relatively unchanged from the prior fiscal year.
Reimbursable equity based compensation. Reimbursable equity based compensation includes grants of common shares from our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal offsetting amount as equity based compensation expense for the value of the grants of common shares from our clients to certain of our officers and employees. Reimbursable equity based compensation increased $4,242 primarily as a result of increases in our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense decreased $1,742 primarily due to higher mortgage broker commissions, vacation deferrals, business continuity payments and officer retirements during the prior fiscal year, partially offset by annual employee merit and bonus increases in the current fiscal year.
Equity based compensation. Equity based compensation consists of the value of vested shares granted to certain of our employees under our equity compensation plan and by our clients. Equity based compensation increased $4,194 primarily due to increases in our clients’ respective share prices for the share awards granted to our employees by our clients.

Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 5, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $447 primarily due to increases in technology infrastructure costs, insurance and an increase in the value of annual share grants awarded to our Directors, partially offset by decreases in recruiting fees largely as a result of the pandemic, and professional fees.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $634 primarily due to costs incurred in the prior fiscal year in connection with SEVN’s conversion from a registered investment company to a commercial mortgage REIT.
Depreciation and amortization. Depreciation and amortization was relatively unchanged from the prior fiscal year.
Interest and other income. Interest and other income decreased $3,691 primarily due to lower interest earned during the current fiscal year primarily as a result of lower interest rates compared to the prior fiscal year.
Gain on Tremont Mortgage Trust investment. The gain on Tremont Mortgage Trust investment in the current fiscal year represents the difference between the cost basis of our investment in TRMT and the fair value of our investment in SEVN on the date of the Merger. For further information see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our equity interest in TRMT until September 30, 2021, when it merged with and into SEVN. For further information, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Income tax expense. The increase in income tax expense of $1,600 is primarily attributable to higher taxable income during the current fiscal year compared to the prior fiscal year. For further information see Note 3, Income Taxes, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of September 30, 2021 and 2020, we had cash and cash equivalents of $159,835 and $369,663, respectively, of which $23,338 and $25,498, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2021 and 2020, $131,065 and $341,612, respectively, of our cash and cash equivalents were invested in money market funds. The decrease in cash and cash equivalents at September 30, 2021 is primarily attributable to the payment of a one-time special dividend of $7.00 per Class A Common Share and Class B-1 Common Share, or $219,851 in the aggregate, in September 2021. Our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, in the next twelve months.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC, our plan to make quarterly distributions on our Class A Common Shares and Class B-1 Common Shares and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividends to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of each month or, in the case of annual incentive business management fees earned from the Managed Equity REITs, within 30 days following each calendar year end. Quarterly incentive fees earned from SEVN, if any, are payable generally within 30 days following the end of the applicable quarter. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts.
During the fiscal year ended September 30, 2021, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $262,783, including the one-time special dividend discussed above. On October 14, 2021, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 25, 2021 in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,264. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,446, of which $4,946 will be distributed to us based on our aggregate ownership of 16,485,011 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $10,764 and we expect to pay this dividend on or about November 18, 2021. See Note 6, Shareholders’ Equity, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding these distributions.
For the fiscal year ended September 30, 2021, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $31,469, of which $16,764 was distributed to us and $14,705 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $16,764 distributed to us was eliminated in our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and the $14,705 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We used a portion of these funds distributed to us to pay our tax liabilities and amounts due under the Tax Receivable Agreement.
The Tax Receivable Agreement provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See Note 5, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. As of September 30, 2021, our consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $27,792, of which we expect to pay $2,215 to ABP Trust during the fourth quarter of fiscal year 2022.
Their remains an ongoing possibility of prospective changes in laws and regulations, including the possibility of significant revision to U.S. tax laws that could have an adverse impact on us and our clients. Any increase in tax rates will adversely impact our cash flows by increasing our income tax obligations and our quarterly tax distributions under the RMR LLC operating agreement.

Cash Flows
Our changes in cash flows for the fiscal year ended September 30, 2021 compared to the prior fiscal year were as follows: (i) net cash from operating activities decreased from $77,497 in the prior fiscal year to $71,794 in the current fiscal year; (ii) net cash used in investing activities decreased from $5,920 in the prior fiscal year to $1,142 in the current fiscal year; and (iii) net cash used in financing activities increased from $60,362 in the prior fiscal year to $280,480 in the current fiscal year.
The decrease in cash from operating activities for the fiscal year ended September 30, 2021 compared to the prior fiscal year, primarily reflects changes in working capital, offset by increases in net income, excluding the impacts of non-cash gains. The decrease in net cash used in investing activities for the fiscal year ended September 30, 2021 compared to the prior fiscal year was primarily due to our purchase of 323,315 TA shares in the prior fiscal year. The increase in net cash used in financing activities for the fiscal year ended September 30, 2021 compared to the prior fiscal year was primarily due to a one-time, special cash dividend of $7.00 per Class A Common Share and Class B-1 Common Share, or $219,851, paid in the current fiscal year.
As of September 30, 2021, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted in foreign currencies. As a result, we are not now subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our clients’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. Please see Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for the risks to us and our clients related to the COVID-19 pandemic.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, as well as our clients. For further information about these and other such relationships and related person transactions, please see Note 2, Summary of Significant Accounting Policies and Note 5, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, the section captioned “Business” above in Part I, Item 1 of this Annual Report on Form 10-K, our other filings with the SEC and our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, or the 2022 Proxy Statement, to be filed within 120 days after the close of the fiscal year ended September 30, 2021. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements” and Part I, Item 1A “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
We recognize revenue from business management and property management fees as earned in accordance with our management agreements. We consider the incentive business management fees earned from the REITs that we manage to be contingent performance based fees, which we recognize as revenue when earned at the end of each measurement period. We also recognize as revenue certain compensation and benefits reimbursements in our capacity as property manager, at cost, when we incur the related reimbursable compensation and benefits and other costs on behalf of our clients. See the “Revenue Recognition” section of Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of our revenue recognition policies and our contractual arrangements.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of September 30, 2021, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2021 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant our Class A Common Shares to our officers and employees under the 2016 Omnibus Equity Plan adopted in 2016, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. The terms of grants made under the 2016 Plan are determined by the Compensation Committee of our Board of Directors, at the time of the grant. The following table is as of September 30, 2021.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2016 Plan	None.	None.	114,764 (1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	114,764 (1)
(1)    Consists of shares available for issuance pursuant to the terms of the 2016 Plan. Share awards that are repurchased or forfeited will be added to the shares available for issuance under the 2016 Plan.
Other information required by this Item 12 of Form 10-K will be included in the 2022 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K will be included in the 2022 Proxy Statement and is incorporated herein by reference.
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
(b) Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Registrant (1)
3.2	Articles of Amendment, filed July 30, 2015 (1)
3.3	Articles of Amendment, filed September 11, 2015 (1)
3.4	Articles of Amendment, filed March 9, 2016 (2)
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017 (3)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock (4)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management & Research Trust) (1)
4.3	Description of Capital Stock (5)
10.1	The RMR Group LLC Amended and Restated Operating Agreement, dated as of October 14, 2015, as updated December 22, 2017, by and among The RMR Group LLC and its Members (6)
10.2	Amended and Restated Business Management Agreement, dated as of January 1, 2020, by and between ABP Trust and The RMR Group LLC (17)
10.3	Amended and Restated Business Management and Shared Services Agreement, dated as of June 5, 2015, by and between Sonesta International Hotels Corporation and The RMR Group LLC (1)
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

10.6	Second Amendment to Second Amended and Restated Business Management Agreement, dated August 1, 2021, between Office Properties Income Trust and The RMR Group LLC (Filed herewith.)
10.7	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Service Properties Trust (formerly known as Hospitality Properties Trust) and The RMR Group LLC (1)
10.8	First Amendment to Second Amended and Restated Business Management Agreement, dated as of August 1, 2021, by and between Service Properties Trust and The RMR Group LLC (Filed herewith.)

10.9
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust) and The RMR Group LLC (1)

10.10	First Amendment to Second Amended and Restated Business Management Agreement, dated as of August 1, 2021, by and between Diversified Healthcare Trust and The RMR Group LLC (Filed herewith.)
10.11	Business Management Agreement, dated as of January 17, 2018, by and between Industrial Logistics Properties Trust and The RMR Group LLC (7)
10.12	Amendment to Business Management Agreement, dated December 31, 2018, between Industrial Logistics Properties Trust and The RMR Group LLC (12)
10.13	Second Amendment to Business Management Agreement, dated August 1, 2021, between Industrial Logistics Properties Trust and The RMR Group LLC (Filed herewith.)
10.14	Amended and Restated Property Management Agreement, by and between The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust) (1)
10.15
Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Office Properties Income Trust (formerly known as Government Properties Income Trust) (1)

10.16	Third Amended and Restated Property Management Agreement, dated as of June 22, 2021, by and between The RMR Group LLC and Service Properties Trust (19)
10.17	Third Amended and Restated Property Management Agreement, dated as of June 9, 2021, by and between The RMR Group LLC and Diversified Healthcare Trust (19)
10.18	Property Management Agreement, dated as of January 17, 2018, by and between The RMR Group LLC and Industrial Logistics Properties Trust (7)
10.19	Tax Receivable Agreement, dated as of June 5, 2015, by and among the Registrant, The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust) (1)
10.20	Lease, dated as of June 1, 2015, by and between RMR West LLC and The RMR Group LLC (1)
10.21	Amendment No. 1 to the Lease, dated as of June 1, 2015, by and between RMR West LLC and The RMR Group LLC, effective as of January 1, 2016 (8)
10.22	Amendment No. 2 to the Lease, dated as of June 1, 2015, by and between ABP Trust and The RMR Group LLC, effective as of July 19, 2018 (8)
10.23	Amendment No. 3 to the Lease, dated as of June 1, 2015, by and between ABP Trust and The RMR Group LLC, effective as of June 13, 2019 (13)
10.24	Letter Agreement, dated as of October 9, 2020, by and among The RMR Group LLC and David M. Blackman (+) (18)
10.25	Form of Indemnification Agreement for the Registrant and its directors and executive officers (1)
10.26	The RMR Group Inc. 2016 Omnibus Equity Plan (+) (2)
10.27	Form of The RMR Group Inc. Share Award Agreement (+) (18)
10.28	Summary of Director Compensation (9)
21.1	Subsidiaries of the Registrant (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Filed herewith.)
23.2	Consent of Ernst & Young LLP (Filed herewith.)
31.1	Rule 13a-14(a) Certification (Filed herewith.)
31.2	Rule 13a-14(a) Certification (Filed herewith.)
32.1	Section 1350 Certification (Furnished herewith.)
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

99.7	Letter Agreement, dated as of February 21, 2020, between Industrial Logistics Properties Trust and The RMR Group LLC (17)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on September 15, 2017.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on November 2, 2015.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 22, 2019.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 8, 2018.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on January 18, 2018.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 8, 2018.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 12, 2020.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 10, 2017.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on December 12, 2017.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 7, 2019.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on June 14, 2019.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 10, 2019.
(15)	Incorporated by reference to Five Star Senior Living Inc.’s Annual Report on Form 10-K (File No. 001-16817) filed with the SEC on March 16, 2015.
(16)	Incorporated by reference to TravelCenters of America Inc.’s Annual Report on Form 10-K (File No. 001- 33274) filed with the SEC on March 13, 2015.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 11, 2020.

(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 20, 2020.
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 5, 2021.
(+) Contract with management or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The RMR Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The RMR Group Inc. (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years ended September 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the identification of related parties and related party transactions - Refer to Notes 1, 2 and 5 to the consolidated financial statements
Critical Audit Matter Description
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company generates its revenue by providing management services to four publicly traded equity real estate investment trusts, three real estate operating companies, and private capital vehicles, as well as providing advisory services to a publicly traded mortgage real estate investment trust, all of which are related parties. These entities are considered to be related parties for the reasons discussed in Note 5 to the consolidated financial statements. In addition, the Company has also entered into a number of other arrangements with its related parties as further discussed in Note 5.
Given the number of related parties and related party transactions, we determined the evaluation of the identification of related parties and related party transactions to be a critical audit matter. Auditor judgment and effort was involved in assessing the sufficiency of the procedures the Company performed to identify and disclose related parties and related party transactions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the identification and disclosure of related parties and related party transactions included the following, among others:
•We tested the effectiveness of controls over the Company’s identification of related party relationships and transactions.
•We evaluated the process used by management to identify and disclose related parties and related party transactions by:
◦Inspecting the Company’s minutes from meetings of the Board of Directors and related committees to determine whether there were any related parties or transactions not previously identified.
◦Inspecting questionnaires completed by the Company’s directors and officers to identify potential related party transactions.
◦Inquiring with executive officers, key members of management, and the Audit Committee of the Board of Directors regarding their knowledge of the Company’s related party transactions.
◦Reading public filings made by the Company, in addition to external news sources for information related to transactions between the Company and related parties to compare to the Company’s detail of related party transactions.
◦Listening to the Company’s quarterly earnings investor calls to identify any undisclosed related parties, transactions, or agreements.
◦Inspecting new and amended agreements between the Company and related parties to ensure they were properly disclosed.
◦Inspecting the Company’s check register and accounts payable sub-ledger to determine whether there were any payments made or to be made to related parties for transactions not previously identified.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 15, 2021
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The RMR Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The RMR Group Inc. (the “Company”) as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2021, of the Company and our report dated November 15, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 15, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of The RMR Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of comprehensive income, shareholders' equity and cash flows of The RMR Group Inc. (the Company) for the year ended September 30, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenue from contracts with customers in the year ended September 30, 2019.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

Boston, Massachusetts
November 22, 2019

The RMR Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$159,835	$369,663
Due from related parties	88,661	82,605
Prepaid and other current assets	6,021	3,877
Total current assets	254,517	456,145

Property and equipment, net	2,218	2,299
Due from related parties, net of current portion	14,331	7,764
Equity method investments	39,476	19,619
Goodwill and intangible assets, net of amortization	2,094	2,136
Operating lease right of use assets	32,293	34,663
Deferred tax asset	18,671	23,900
Other assets, net of amortization	134,311	143,727
Total assets	$497,911	$690,253

Liabilities and Equity
Current liabilities:
Other reimbursable expenses	$55,115	$56,079
Accounts payable and accrued expenses	15,027	16,984
Operating lease liabilities	4,922	4,407
Employer compensation liability	6,076	4,298
Total current liabilities	81,140	81,768

Operating lease liabilities, net of current portion	29,148	32,030
Amounts due pursuant to tax receivable agreement, net of current portion	25,577	27,789
Employer compensation liability, net of current portion	14,331	7,764
Total liabilities	150,196	149,351

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,485,236 and 15,395,641 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	109,910	106,622
Retained earnings	321,945	286,249
Cumulative common distributions	(236,766)	(96,983)
Total shareholders’ equity	195,120	295,919
Noncontrolling interest	152,595	244,983
Total equity	347,715	540,902
Total liabilities and equity	$497,911	$690,253
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Income
(amounts in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2021	2020	2019
Revenues:
Management services	$171,102	$168,766	$178,075
Incentive business management fees	620	—	120,094
Advisory services	3,956	2,911	3,169
Total management and advisory services revenues	175,678	171,677	301,338
Reimbursable compensation and benefits	52,369	52,344	51,029
Reimbursable equity based compensation	9,154	4,912	6,461
Other reimbursable expenses	370,037	360,572	354,540
Total reimbursable costs	431,560	417,828	412,030
Total revenues	607,238	589,505	713,368
Expenses:
Compensation and benefits	119,644	121,386	114,529
Equity based compensation	12,022	7,828	9,040
Separation costs	4,525	1,881	7,050
Total compensation and benefits expense	136,191	131,095	130,619
General and administrative	26,961	26,514	28,706
Other reimbursable expenses	370,037	360,572	354,540
Transaction and acquisition related costs	984	1,618	698
Depreciation and amortization	973	968	1,017
Total expenses	535,146	520,767	515,580
Operating income	72,092	68,738	197,788
Interest and other income	760	4,451	8,770
Impairment loss on Tremont Mortgage Trust investment	—	—	(6,213)
Gain on Tremont Mortgage Trust investment	2,059	—	—
Equity in earnings of investees	443	1,545	719
Unrealized gain (loss) on equity method investment accounted for under the fair value option	18,811	3,151	(4,700)
Income before income tax expense	94,165	77,885	196,364
Income tax expense	(13,152)	(11,552)	(27,320)
Net income	81,013	66,333	169,044
Net income attributable to noncontrolling interest	(45,317)	(37,541)	(94,464)
Net income attributable to The RMR Group Inc.	$35,696	$28,792	$74,580

Weighted average common shares outstanding - basic	16,266	16,194	16,132
Weighted average common shares outstanding - diluted	31,282	31,194	16,143

Net income attributable to The RMR Group Inc. per common share - basic	$2.18	$1.77	$4.59
Net income attributable to The RMR Group Inc. per common share - diluted	$2.15	$1.75	$4.59
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Other Comprehensive Income	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2018	$15	$1	$15	$99,239	$182,877	$82	$(49,467)	$232,762	$201,899	$434,661
Share grants, net	—	—	—	4,121	—	—	—	4,121	—	4,121
Net income	—	—	—	—	74,580	—	—	74,580	94,464	169,044
Tax distributions to member	—	—	—	—	—	—	—	—	(37,975)	(37,975)
Common share distributions	—	—	—	—	—	—	(22,727)	(22,727)	(18,000)	(40,727)
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)	(7)	(14)
Reclassification due to disposition of our Australian operations	—	—	—	—	—	(75)	—	(75)	—	(75)
Balance at September 30, 2019	15	1	15	103,360	257,457	—	(72,194)	288,654	240,381	529,035
Share grants, net	—	—	—	3,262	—	—	—	3,262	—	3,262
Net income	—	—	—	—	28,792	—	—	28,792	37,541	66,333
Tax distributions to member	—	—	—	—	—	—	—	—	(14,939)	(14,939)
Common share distributions	—	—	—	—	—	—	(24,789)	(24,789)	(18,000)	(42,789)
Balance at September 30, 2020	15	1	15	106,622	286,249	—	(96,983)	295,919	244,983	540,902
Share grants, net	—	—	—	3,288	—	—	—	3,288	—	3,288
Net income	—	—	—	—	35,696	—	—	35,696	45,317	81,013
Tax distributions to member	—	—	—	—	—	—	—	—	(14,705)	(14,705)
Common share distributions	—	—	—	—	—	—	(139,783)	(139,783)	(123,000)	(262,783)
Balance at September 30, 2021	$15	$1	$15	$109,910	$321,945	$—	$(236,766)	$195,120	$152,595	$347,715
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Year Ended September 30,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$81,013	$66,333	$169,044
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	973	968	1,017
Straight line office rent	3	154	391
Amortization expense related to other assets	9,416	9,416	9,416
Deferred income taxes	5,229	1,829	(3)
Operating expenses paid in The RMR Group Inc. common shares	4,122	3,785	4,948
Equity in earnings of investees	(443)	(1,545)	(719)
Distributions from equity method investment	1,456	736	549
Impairment loss on Tremont Mortgage Trust investment	—	—	6,213
Gain on Tremont Mortgage Trust investment	(2,059)	—	—
Unrealized (gain) loss on equity method investment accounted for under the fair value option	(18,811)	(3,151)	4,700
Changes in assets and liabilities:
Due from related parties	(4,278)	10,400	(64,849)
Prepaid and other current assets	(2,144)	1,971	(845)
Other reimbursable expenses	(964)	(9,830)	65,909
Accounts payable and accrued expenses	(1,719)	(3,569)	2,443
Net cash from operating activities	71,794	77,497	198,214

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,142)	(601)	(702)
Equity method investment in TravelCenters of America Inc.	—	(5,319)	(8,382)
Equity method investment in Tremont Mortgage Trust	—	—	(5,650)
Advances to Tremont Mortgage Trust under the Credit Agreement	—	—	(14,220)
Repayments from Tremont Mortgage Trust under the Credit Agreement	—	—	14,220
Net cash used in investing activities	(1,142)	(5,920)	(14,734)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(137,705)	(32,939)	(55,975)
Distributions to common shareholders	(139,783)	(24,789)	(22,727)
Repurchase of common shares	(834)	(523)	(827)
Payments under the Tax Receivable Agreement	(2,158)	(2,111)	(2,266)
Net cash used in financing activities	(280,480)	(60,362)	(81,795)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(85)
(Decrease) increase in cash and cash equivalents	(209,828)	11,215	101,600
Cash and cash equivalents at beginning of period	369,663	358,448	256,848
Cash and cash equivalents at end of period	$159,835	$369,663	$358,448

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$10,047	$10,189	$29,620
Fair value of share based payments recorded	$9,154	$4,912	$6,461
Recognition of right of use assets and related lease liabilities	$2,249	$40,765	$—
Equity method investment in Seven Hills Realty Trust	$(8,513)	$—	$—
Equity method investment in Tremont Mortgage Trust	$6,454	$—	$—
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
As of September 30, 2021, RMR Inc. owned 15,485,236 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.4% of the economic interest of RMR LLC as of September 30, 2021. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.6% of the economic interest of RMR LLC as of September 30, 2021, which is presented as a noncontrolling interest within the consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of September 30, 2021, managed a diverse portfolio of real estate and real estate related businesses. RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs.
RMR LLC also provides management services to three real estate operating companies: Five Star Senior Living Inc., or Five Star, a publicly traded operator of senior living communities, many of which are owned by DHC; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of the U.S. hotels that Sonesta operates are owned by SVC; and TravelCenters of America Inc., or TA, an operator and franchisor of travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. Hereinafter, Five Star, Sonesta and TA are collectively referred to as the Managed Operating Companies.
In addition, RMR LLC provides management services to private capital vehicles, including ABP Trust and its subsidiaries, or collectively ABP Trust, and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. In these financial statements we refer to these clients as the Managed Private Real Estate Capital clients.
RMR LLC’s wholly owned subsidiary, Tremont Realty Capital LLC (formerly known as Tremont Realty Advisors LLC), or Tremont Realty Capital, an investment adviser registered with the Securities and Exchange Commission, or SEC, provides advisory services for Seven Hills Realty Trust (formerly known as RMR Mortgage Trust, or RMRM), or SEVN. SEVN is a publicly traded mortgage REIT that focuses on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Until September 30, 2021, Tremont Realty Capital also provided advisory services to Tremont Mortgage Trust, or TRMT, a publicly traded mortgage REIT. On September 30, 2021, TRMT merged with and into SEVN (then RMRM), or the Merger, with SEVN continuing as the surviving company. Tremont Realty Capital continues to manage the combined company pursuant to SEVN’s management agreement with Tremont Realty Capital and waived the termination fee that would otherwise be payable by TRMT as a result of the Merger. Tremont Realty Capital has in the past and may in the future manage additional accounts that invest in commercial real estate debt, including secured mortgage debt. Employees of Tremont Realty Capital also act as a transaction broker for non-investment advisory clients for negotiated fees, which we refer to as the Tremont business.
The Managed Equity REITs, SEVN, and, until September 30, 2021, TRMT, are collectively referred to as the Managed REITs or the Managed Public Real Estate Capital clients.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
All intercompany transactions and balances with or among our consolidated entities have been eliminated.
Use of Estimates
Preparation of these financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires our management to make certain estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.
Revenue Recognition
Revenues from services that we provide are recognized as earned over time as the services provided represent performance obligations that are satisfied over time.
Business Management Agreements — Managed Equity REITs
Base Business Management Fees — We earn annual base business management fees from the Managed Equity REITs by providing continuous services pursuant to business management agreements equal to the lesser of:
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
The foregoing base business management fees are paid monthly in arrears. For purposes of these fees, a Managed Equity REIT’s assets under management do not include shares it owns of another client of RMR LLC.
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
For the fiscal years ended September 30, 2021, 2020 and 2019, we earned aggregate base business management fees from the Managed Equity REITs of $93,153, $94,354 and $103,800, respectively.
Incentive Business Management Fees — We also may earn annual incentive business management fees from the Managed Equity REITs under the business management agreements. The incentive business management fees, which are payable in cash, are contingent performance based fees recognized only when earned at the end of each respective measurement period.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Incentive business management fees are excluded from the transaction price until it becomes probable that there will not be a significant reversal of cumulative revenue recognized.
The incentive business management fees are calculated for each Managed Equity REIT as 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the relevant measurement period and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share, as defined in the applicable business management agreement, exceeded the applicable benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, as adjusted for net share issuances during the period and subject to caps on the values of the incentive fees. The measurement period for the annual Managed Equity REIT incentive business management fees is defined as the three year period ending on December 31 of the year for which such fee is being calculated.
RMR LLC and each Managed Equity REIT amended their business management agreements effective August 1, 2021 to replace the benchmark indexes used in the calculation of incentive business management fees. Pursuant to the amendment, for periods beginning on and after August 1, 2021, each Managed Equity REIT’s respective subsector index of the MSCI U.S. REIT indexes will replace the discontinued SNL U.S. REIT indexes and be used to calculate benchmark returns per share for purposes of determining any incentive business management fee payable by the Managed Equity REIT to RMR LLC. The replacement indexes are: MSCI U.S. REIT/Health Care Index for DHC; MSCI U.S. REIT/Industrial REIT Index for ILPT; MSCI U.S. REIT/Office REIT Index for OPI; and MSCI U.S. REIT/Hotel & Resort REIT Index for SVC. For periods prior to August 1, 2021, the previously used and now discontinued SNL U.S. REIT indexes will continue to be used. Accordingly, the calculation of incentive business management fees for the next three measurement periods will continue to use the SNL U.S. REIT indexes in calculating the benchmark returns for periods through July 31, 2021.
We did not earn incentive business management fees from the Managed Equity REIT for the calendar years 2020 or 2019 and, as a result we did not recognize any incentive business management fees from the Managed Equity REITs for the fiscal years ended September 30, 2021 and 2020. For the fiscal year ended September 30, 2019, we recognized aggregate incentive business management fees earned from the Managed Equity REITs for the calendar year 2018 of $120,094.
Other Management Agreements
Managed Operating Companies — We earn management fees by providing continuous services pursuant to the management agreements from the Managed Operating Companies equal to 0.6% of: (i) in the case of Five Star, Five Star’s revenues from all sources reportable under GAAP, less any revenues reportable by Five Star with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP; and (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues. These management fees are estimated and payable monthly in advance.
For the fiscal years ended September 30, 2021, 2020 and 2019, we earned aggregate fees from the Managed Operating Companies of $25,347, $23,376 and $26,087, respectively.
Managed Private Real Estate Capital — We earn management fees from the Managed Private Real Estate Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable monthly in arrears.
For the fiscal years ended September 30, 2021, 2020 and 2019, we earned aggregate management fees from the Managed Private Real Estate Capital clients of $4,758, $2,530 and $2,384, respectively.
Property Management Agreements
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

In June 2021, we and DHC and SVC amended our respective property management agreements to, among other things, provide for our oversight of any major capital projects and repositionings at DHC’s senior living communities, including DHC’s senior living communities managed by Five Star, and SVC’s hotels, including SVC’s hotels managed by Sonesta, as DHC or SVC, as applicable, may request from time to time. We receive the same fee previously paid to Five Star and Sonesta, respectively, for these services, which is equal to 3.0% of the cost of any such major capital project or repositioning.
For the fiscal years ended September 30, 2021, 2020 and 2019, we earned aggregate property management fees of $47,377, $47,690 and $45,550, respectively.
Management Agreements with Advisory Clients
Tremont Realty Capital is primarily compensated pursuant to its management agreements with SEVN (beginning January 6, 2021) and TRMT (until September 30, 2021 when it was terminated in connection with the Merger) at an annual rate of 1.5% of SEVN’s and TRMT’s equity, as defined in the applicable agreements. Tremont Realty Capital waived any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until December 31, 2020.
Tremont Realty Capital may also earn an incentive fee under its management agreements with SEVN (beginning the second calendar quarter of 2021) and TRMT (until September 30, 2021) equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) SEVN’s and TRMT’s core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) SEVN’s and TRMT’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Realty Capital with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from January 5, 2021 for SEVN) in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont Realty Capital waived any incentive fees otherwise due and payable by TRMT pursuant to the management agreement prior to December 31, 2020, and as a result, Tremont Realty Capital could not earn any incentive fees from TRMT for the fiscal years ended September 31, 2020 and 2019. For the fiscal year ended September 30, 2021, Tremont Realty Capital earned incentive fees of $620 from TRMT. No incentive fees were earned from SEVN for the fiscal year ended September 30, 2021.
RMR Advisors LLC, or RMR Advisors, merged into Tremont Realty Capital on January 6, 2021, and previously provided advisory services for SEVN (then RMRM). Until January 5, 2021, RMR Advisors was compensated pursuant to its agreement with SEVN (then RMRM) at an annual rate of 0.85% of SEVN’s (then RMRM’s) average daily managed assets. Average daily managed assets included the net asset value attributable to SEVN’s (then RMRM’s) outstanding common shares and cash on hand, plus the liquidation preference of SEVN’s (then RMRM’s) outstanding preferred shares and the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by SEVN (then RMRM).
For the fiscal years ended September 30, 2021, 2020 and 2019, Tremont Realty Capital or RMR Advisors, as applicable, earned advisory services revenue from SEVN and TRMT of $3,956, $2,911 and $3,169, respectively.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it brokers. For the fiscal years ended September 30, 2021, 2020 and 2019, the Tremont business earned fees for such brokerage services of $467, $816 and $194, respectively, which amounts are included in management services revenue in our consolidated statements of income.
Reimbursable Costs
In accordance with Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which has been codified as ASC Section 606, we have determined that we control the services provided by third parties for certain of our clients and therefore account for the cost of these services and the related reimbursement revenue on a gross basis.
Reimbursable Compensation and Benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

clients. A significant portion of these compensation and benefits are charged or passed through to and were paid by tenants of our clients. We recognize the revenue for reimbursements when we incur the related reimbursable compensation and benefits expense on behalf of our clients. For the fiscal years ended September 30, 2021, 2020 and 2019, we realized reimbursable compensation and benefits of $52,369, $52,344 and $51,029, respectively.
Reimbursable Equity Based Compensation. Reimbursable equity based compensation includes grants of common shares from our clients directly to certain of our officers and employees in connection with the provision of management services to those companies. The revenue in respect of each grant is based on the fair value as of the grant date for those shares that have vested, with subsequent changes in the fair value of the unvested grants being recognized in our consolidated statements of income over the requisite service periods. We record an equal offsetting amount as equity based compensation expense for the value of our clients’ common shares granted to certain of our officers and employees. For the fiscal years ended September 30, 2021, 2020 and 2019, we realized reimbursable equity based compensation from our clients of $9,154, $4,912 and $6,461, respectively.
Other Reimbursable Expenses. Other reimbursable expenses include reimbursements that arise from services we provide pursuant to our property management agreements, which include third party costs related to matters such as maintenance and repairs, security and cleaning services, a significant portion of which are charged or passed through to and were paid by tenants of our clients. We have determined that we control the services provided by third parties for certain of our clients and therefore we account for the cost of these services and the related reimbursement revenue on a gross basis.
For the fiscal years ended September 30, 2021, 2020 and 2019, we realized other reimbursable expenses reflecting corresponding amounts in revenue and expense of $370,037, $360,572 and $354,540, respectively. Our consolidated balance sheets as of September 30, 2021 and 2020 also include other reimbursable expenses of $55,115 and $56,079, respectively.
Equity Method Investments
Tremont Mortgage Trust
Until the Merger on September 30, 2021, we accounted for our investment in TRMT using the equity method of accounting because we were deemed to exert significant influence, but not control, over TRMT’s most significant activities. Pursuant to the equity method, we recorded our share of earnings from our investment in TRMT in equity in earnings of investees in our consolidated statements of income which totaled $443, $1,545 and $719 for the fiscal years ended September 30, 2021, 2020 and 2019, respectively. We received aggregate distributions from TRMT of $1,456, $736 and $549 during the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
Also pursuant to the equity method, we performed periodic evaluations of potential impairment of our investment in TRMT and recorded an impairment charge to reduce the carrying value of our TRMT investment to its fair value when determining, based on the length of time and the extent to which the market value was below our carrying value, that the decline in fair value was other than temporary. We determined fair value using the closing price of TRMT common shares, a Level 1 fair value input, as of the reporting period end date in which an impairment was recorded. During the fiscal year ended September 30, 2019, we recorded an impairment charge of $6,213 related to our investment in TRMT.
Immediately prior to the consummation of the Merger, Tremont Realty Capital owned 1,600,100, or approximately 19.3%, of TRMT’s then outstanding common shares with a cost basis of $6,454. Pursuant to the Merger, each common share of TRMT converted to 0.516 common shares of SEVN. Upon completion of the conversion, we elected the fair value option to account for our equity method investment in the surviving entity, SEVN. As a result, we recorded a gain of $2,059 equal to the difference between the cost basis of our investment in TRMT and the fair value of our investment in SEVN at the time of the Merger.
Seven Hills Realty Trust
As a result of the Merger, Tremont Realty Capital owned 825,651, or approximately 5.7% of SEVN’s outstanding common shares as of September 30, 2021. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. As discussed above, we elected the fair value option to account for our equity method investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN at September 30, 2021 and at the time of the Merger, based on quoted market prices, was $8,513 and is included in equity method investments in our consolidated balance sheets.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

TravelCenters of America Inc.
As of September 30, 2021, we owned 621,853, or approximately 4.3%, of TA’s outstanding common shares. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares as of the end of the period, which is a Level 1 fair value input.
The aggregate market value of our investment in TA at September 30, 2021 and 2020, based on quoted market prices, was $30,963 and $12,152, respectively, and is included in equity method investments in our consolidated balance sheets. The unrealized gain (loss) in our consolidated statements of income related to our investment in TA was $18,811, $3,151 and $(4,700) for the fiscal years ended September 30, 2021, 2020 and 2019, respectively.
Variable Interest Entities
We regularly evaluate our relationships and investments to determine if they constitute variable interests. A variable interest is an investment or interest that will absorb portions of an entity’s expected losses or receive portions of an entity’s expected returns. If we determine we have a variable interest in an entity, we evaluate whether such interest is in a variable interest entity, or VIE. Under the VIE model, we would be required to consolidate a VIE we manage if we are determined to be the primary beneficiary of the entity. We assessed whether we must consolidate any of the entities we manage. Consideration of factors included, but was not limited to, our representation on the entity’s governing body, the size of our investment in each entity compared to the size of the entity and the size of other investors’ interests, the ability and rights to participate in significant policy making decisions and to replace the manager of those entities. Based on this assessment, we concluded that we are not required to consolidate any of our clients. The relationships and investments related to entities in which we have a variable interest are summarized in Note 5, Related Person Transactions.
Cash and Cash Equivalents
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
Property and Equipment
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
The following is a summary of property and equipment presented in our consolidated balance sheets:

	September 30,
	2021	2020
Furniture and equipment	$4,609	$4,748
Leasehold improvements	260	876
Capitalized software costs	284	189
Total property and equipment	5,153	5,813
Accumulated depreciation	(2,935)	(3,514)
Property and equipment, net	$2,218	$2,299
Depreciation expense related to property and equipment and capitalized software costs for the fiscal years ended September 30, 2021, 2020 and 2019, was $931, $922 and $966, respectively.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Goodwill and Intangible Assets
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
The following is a summary of goodwill and intangible assets, net of amortization, presented in our consolidated balance sheets:

	September 30,
	2021	2020
Goodwill	$1,859	$1,859
Intangible assets, net of amortization	235	277
Goodwill and intangible assets, net of amortization	$2,094	$2,136
Equity-Based Compensation
The awards made under our share award plan to our Directors, officers and employees to date, have been shares of Class A common stock of RMR Inc., or Class A Common Shares. Shares issued to Directors vest immediately. Shares issued to our officers and employees vest in five equal, consecutive, annual installments, with the first installment vesting on the date of grant. We recognize share forfeitures as they occur. Compensation expense related to share grants is determined based on the market value of our shares on the date of grant, with the aggregate value of the granted shares amortized to expense over the related vesting period. Expense recognized for shares granted to Directors are included in general and administrative expenses and for shares granted to employees are included in equity based compensation expenses in our consolidated statements of income.
Other Assets
On June 5, 2015 in connection with the formation of RMR Inc., each of DHC, OPI (then Government Properties Income Trust, or GOV, and Select Income REIT, or SIR) and SVC contributed cash and shares with a combined value of $167,764. The consideration received from such Managed Equity REITs for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares in the amount of $193,806, which we recorded in other assets. The other assets are being amortized against revenue recognized related to the management agreements using the straight line method through the period ended December 31, 2035. For the fiscal years ended September 30, 2021, 2020 and 2019, we reduced revenue by $9,416 each year, related to the amortization of these other assets. As of September 30, 2021, the remaining amount of these other assets to be amortized was $134,311.
Transaction and Acquisition Related Costs
Transaction and acquisition related costs include costs related to completed and potential management services contracts, acquisitions and other strategic transactions. Such costs include underwriting expenses, commissions paid to third-party broker dealers, legal, accounting, valuation, other professional or consulting and regulatory filing fees. Transaction and acquisition related costs are expensed as incurred.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. On October 1, 2020, we adopted ASU No. 2016-13. We have not historically experienced credit losses from our clients and as a result, the adoption of ASU No. 2016-13 did not have a material impact on our consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 3. Income Taxes
We are the sole managing member of RMR LLC. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its tax consolidated subsidiaries. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. During the fiscal years ended September 30, 2021, 2020 and 2019, income before taxes was derived solely from domestic operations and amounted to $94,165, $77,885 and $196,364, respectively.
We had a provision for income taxes which consists of the following:

	Fiscal Year Ended September 30,
	2021	2020	2019
Current:
Federal	$5,820	$7,138	$20,020
State	2,103	2,584	7,302
Deferred:
Federal	3,834	1,252	(28)
State	1,395	578	26
Total	$13,152	$11,552	$27,320
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year Ended September 30,
	2021	2020	2019
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.1%	2.9%	2.9%
Permanent items	0.6%	1.0%	0.1%
Net income attributable to noncontrolling interest	(10.1)%	(10.1)%	(10.1)%
Other (1)	(0.6)%	—%	—%
Total	14.0%	14.8%	13.9%
(1)     In December 2020, the Internal Revenue Service and Department of Treasury released final regulations which, among other clarifications, established the effective date as it relates to limitations on the deductibility of certain executive compensation. The final regulations provide that the application of the limit applies to deductions after December 18, 2020. As such, during the three months ended December 31, 2020, we reduced our provision for income taxes for limitations applied prior to the effective date by $520, or $0.02 per diluted share.
The components of the deferred tax assets as of September 30, 2021 and 2020 are entirely comprised of the outside basis difference in our partnership interest in RMR LLC.
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of September 30, 2021, 2020 and 2019, we had no uncertain tax positions.
Note 4. Fair Value of Financial Instruments
As of September 30, 2021 and 2020, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, which include liabilities related to other reimbursable expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
The following are our assets and liabilities that have been measured at fair value using Level 1 inputs in the fair value hierarchy as of September 30, 2021 and 2020:

	September 30,
	2021	2020
Money market funds included in cash and cash equivalents	$131,065	$341,612
Current portion of due from related parties related to share based payment awards	6,076	4,298
Long term portion of due from related parties related to share based payment awards	14,331	7,764
Equity method investment in SEVN	8,513	—
Equity method investment in TA	30,963	12,152
Current portion of employer compensation liability related to share based payment awards	6,076	4,298
Long term portion of employer compensation liability related to share based payment awards	14,331	7,764
Note 5. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. As of September 30, 2021, Adam D. Portnoy beneficially owned, in aggregate, (i) 170,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC. Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer, is also an officer of ABP Trust and an officer and employee of RMR LLC.
Adam D. Portnoy is the chair of the board of trustees of each of the Managed REITs, the chair of the board of directors of each of Five Star and TA, a managing trustee or managing director of each of the Managed REITs, Five Star and TA, a director of Sonesta (and its parent) and the controlling shareholder of Sonesta (and its parent). Jennifer B. Clark, our other Managing Director, is a managing director of Five Star, a managing trustee of OPI and a director of Sonesta (and its parent), and she previously served as a managing trustee of each of DHC and SEVN until June 3, 2021 and January 5, 2021, respectively. Ms. Clark also serves as the secretary of all our publicly traded clients and Sonesta.
As of September 30, 2021, Adam D. Portnoy beneficially owned, in aggregate, 6.4% of Five Star’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 4.5% of TA’s outstanding common shares (including through RMR LLC) and 7.4% of SEVN’s outstanding common shares.
The Managed REITs have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. All the officers of the Managed Equity REITs and ABP Trust are officers or employees of RMR LLC. All the officers, overhead and required office space of SEVN (and, prior to the Merger, TRMT) are provided or arranged by Tremont Realty Capital. All of SEVN’s (and, prior to the Merger, TRMT’s) officers are officers or employees of Tremont Realty Capital or RMR LLC. Many of the executive officers of the Managed Operating Companies are officers or employees of RMR LLC. Some of our executive officers are also managing directors or managing trustees of certain of the Managed REITs and the Managed Operating Companies.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Revenues from Related Parties
For the fiscal years ended September 30, 2021, 2020 and 2019, we recognized revenues from related parties as set forth in the following tables:

	Fiscal Year Ended September 30, 2021
	Total	Total
	Management and Advisory	Reimbursable	Total
	Services Revenues	Costs	Revenues
Managed Public Real Estate Capital:
DHC	$36,372	$135,146	$171,518
ILPT	17,745	20,094	37,839
OPI	37,251	206,351	243,602
SVC	45,854	33,552	79,406
Total Managed Equity REITs	137,222	395,143	532,365
SEVN (1)	2,798	2,129	4,927
TRMT (1)	1,778	3,620	5,398
	141,798	400,892	542,690

Managed Private Real Estate Capital:
ABP Trust	4,295	23,324	27,619
Other private entities	3,771	6,006	9,777
	8,066	29,330	37,396

Managed Operating Companies:
Five Star	7,123	368	7,491
Sonesta	4,497	196	4,693
TA	13,727	774	14,501
	25,347	1,338	26,685

Total revenues from related parties	175,211	431,560	606,771
Revenues from unrelated parties	467	—	467
	$175,678	$431,560	$607,238
(1)As discussed in Note 1, Organization, TRMT merged with and into SEVN on September 30, 2021, with SEVN continuing as the surviving company. This table presents revenues for the fiscal year ended September 30, 2021, for TRMT separately as they relate to a period prior to the Merger.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2020
	Total	Total
	Management and Advisory	Reimbursable	Total
	Services Revenues	Costs	Revenues
Managed Public Real Estate Capital:
DHC	$36,185	$138,897	$175,082
ILPT	21,473	26,583	48,056
OPI	37,935	204,282	242,217
SVC	44,301	17,535	61,836
Total Managed Equity REITs	139,894	387,297	527,191
SEVN (1)	2,767	—	2,767
TRMT (1)	144	2,406	2,550
	142,805	389,703	532,508

Managed Private Real Estate Capital:
ABP Trust	4,639	26,893	31,532
Other private entities	—	213	213
	4,639	27,106	31,745

Managed Operating Companies:
Five Star	8,787	297	9,084
Sonesta	1,505	233	1,738
TA	13,084	481	13,565
	23,376	1,011	24,387

Total revenues from related parties	170,820	417,820	588,640
Revenues from unrelated parties	857	8	865
	$171,677	$417,828	$589,505
(1)As discussed in Note 1, Organization, TRMT merged with and into SEVN on September 30, 2021, with SEVN continuing as the surviving company. This table presents revenues for the fiscal year ended September 30, 2020, for TRMT separately as they relate to a period prior to the Merger.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2019
	Total	Total
	Management and Advisory	Reimbursable	Total
	Services Revenues	Costs	Revenues
Managed Public Real Estate Capital:
DHC	$84,021	$126,707	$210,728
ILPT	17,613	25,629	43,242
OPI (1)	39,385	199,906	239,291
SIR (1)	32,276	15,567	47,843
SVC	93,758	8,271	102,029
Total Managed Equity REITs	267,053	376,080	643,133
SEVN (2)	3,013	—	3,013
TRMT (2)	138	3,371	3,509
	270,204	379,451	649,655

Managed Private Real Estate Capital:
ABP Trust	4,332	31,104	35,436
Other private entities	180	390	570
	4,512	31,494	36,006

Managed Operating Companies:
Five Star	9,473	229	9,702
Sonesta	2,908	278	3,186
TA	13,706	485	14,191
	26,087	992	27,079

Total revenues from related parties	300,803	411,937	712,740
Revenues from unrelated parties	535	93	628
	$301,338	$412,030	$713,368
(1)OPI (then GOV) acquired SIR by merger on December 31, 2018. This table presents revenues for the applicable part of the fiscal year ended September 30, 2019, from SIR separately as they relate to a period prior to this merger.
(2)As discussed in Note 1, Organization, TRMT merged with and into SEVN on September 30, 2021, with SEVN continuing as the surviving company. This table presents revenues for the fiscal year ended September 30, 2019, for TRMT separately as they relate to a period prior to the Merger.
For additional information regarding our management or advisory agreements with these related parties, please see Note 2, Summary of Significant Accounting Policies.
TRMT 2019 Offering
On May 21, 2019, TRMT issued and sold 5,000,000 common shares of beneficial interest, $0.01 par value per share, or TRMT Common Shares, in an underwritten public offering, or the Offering, pursuant to an underwriting agreement among TRMT, Tremont Realty Capital and the underwriters. Tremont Realty Capital purchased 1,000,000 TRMT Common Shares in the Offering at a total price of $5,650. The underwriters did not receive any discount for the TRMT Common Shares that Tremont Realty Capital purchased in the Offering.
Immediately prior to the consummation of the Merger on September 30, 2021, Tremont Realty Capital owned 1,600,100, or approximately 19.3%, of TRMT’s common shares. As a result of the Merger, Tremont Realty Capital owns 825,651, or approximately 5.7% of SEVN’s outstanding common shares.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Credit Agreement between TRMT and Tremont Realty Capital
Until May 23, 2019, TRMT was a party to a credit agreement with Tremont Realty Capital as the lender, or the Credit Agreement. Pursuant to the Credit Agreement, from time to time until August 4, 2019, the scheduled expiration date of the Credit Agreement, TRMT was able to borrow up to $25,000 and, beginning May 3, 2019, up to $50,000 in subordinated unsecured loans at a rate of 6.50% per annum.
In connection with TRMT’s repayment of the outstanding amount of $14,220 on May 23, 2019, TRMT terminated the Credit Agreement. As part of the repayment amount, TRMT paid Tremont Realty Capital approximately $39 of interest and $7 of facility fees related to the Credit Agreement.
Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	September 30,
	2021			2020
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Managed Public Real Estate Capital:
DHC	$6,005	$17,866	$23,871	$5,548	$22,035	$27,583
ILPT	2,934	6,928	9,862	3,089	5,791	8,880
OPI	8,625	33,693	42,318	7,883	30,529	38,412
SVC	5,841	8,992	14,833	4,258	6,326	10,584
Total Managed Equity REITs	23,405	67,479	90,884	20,778	64,681	85,459
SEVN (1)	1,717	1,180	2,897	—	—	—
TRMT (1)	—	—	—	19	614	633
	25,122	68,659	93,781	20,797	65,295	86,092

Managed Private Real Estate Capital:
ABP Trust	1,202	2,678	3,880	1,106	2,364	3,470
Other private entities	869	770	1,639	—	—	—
	2,071	3,448	5,519	1,106	2,364	3,470

Managed Operating Companies:
Five Star	136	422	558	149	102	251
Sonesta	17	—	17	—	—	—
TA	124	2,993	3,117	176	380	556
	277	3,415	3,692	325	482	807
	$27,470	$75,522	$102,992	$22,228	$68,141	$90,369
(1)As a result of the Merger, SEVN succeeded to TRMT's rights and obligations. As a result, SEVN is obligated to pay all amounts due from TRMT as of September 30, 2021. This table presents amounts due as of September 30, 2020, from TRMT separately as they relate to a period prior to the Merger.
Leases
As of September 30, 2021, we leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. During the fiscal years ended September 30, 2021, 2020 and 2019, we incurred rental expense under related party leases aggregating $5,667, $5,619 and $5,646, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated. For additional information regarding leases, please see Note 10, Leases.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Tax-Related Payments
Pursuant to the tax receivable agreement, dated June 5, 2015, by and among, RMR Inc., RMR LLC and ABP Trust, or the Tax Receivable Agreement, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the Tax Receivable Agreement. During the fiscal years ended September 30, 2021, 2020 and 2019, we paid $2,158, $2,111 and $2,266, respectively, to ABP Trust pursuant to the Tax Receivable Agreement. As of September 30, 2021, our consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $27,792, including $2,215 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2022.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members estimated quarterly, subject to future adjustment based on actual results. For the fiscal years ended September 30, 2021, 2020 and 2019, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $31,469, $31,545 and $79,074, respectively, of which $16,764, $16,606 and $41,099, respectively, was distributed to us and $14,705, $14,939 and $37,975, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay our U.S. federal and state income tax liabilities and to pay our obligations under the Tax Receivable Agreement.
Purchase of TA Shares
On July 6, 2020, RMR LLC purchased 218,577 shares of TA common stock in an underwritten public equity offering. RMR LLC paid an aggregate purchase price of $3,060 for these shares.
On September 30, 2020, RMR LLC purchased 104,738 shares of TA common stock from TA’s former Managing Director and Chief Executive Officer pursuant to a right of first refusal. RMR LLC paid an aggregate purchase price of $2,259 for these shares.
As of September 30, 2021, RMR LLC owned 621,853 shares of TA common stock, or approximately 4.3% of TA’s then outstanding shares of common stock
Registration and Lock-up Agreements
The following registration rights and lock-up agreements are in effect:
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
•Registration Rights and Lock-Up Agreement with Five Star. Adam D. Portnoy and ABP Trust are parties to a registration rights and lock-up agreement with Five Star with respect to Five Star’s common stock pursuant to which ABP Trust and Adam D. Portnoy agreed not to transfer the Five Star common stock they acquired in 2016 for a period of ten years, subject to certain exceptions, and Five Star has granted ABP Trust and Adam D. Portnoy demand and piggyback registration rights, subject to certain limitations.
In addition, in connection with a capital market transaction that we or any of our clients may engage in from time-to-time, we or other clients and our and their related parties may enter into customary lock up agreements with the underwriters for that capital transaction with respect to the shares that we or the other clients may own of the issuer in that capital market transaction.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Separation Arrangements
We entered into retirement agreements with certain of our former executive officers. Pursuant to these agreements, we made various cash payments and accelerated the vesting of unvested shares RMR Inc. previously awarded to these retiring officers. We also enter into separation arrangements from time to time with other nonexecutive officers and employees of ours. All costs associated with separation arrangements, for which there remain no substantive performance obligations, are recorded in our consolidated statements of income as separation costs.
In October 2020, we entered into a retirement agreement with David M. Blackman, a former Executive Vice President of RMR LLC. Mr. Blackman, at the time, also served as president, chief executive officer and a director of Tremont Realty Capital, president, chief executive officer and managing trustee of TRMT, president, chief executive officer and managing trustee of OPI, and executive vice president of RMR Advisors. Pursuant to his retirement agreement, Mr. Blackman remained in his officer, director and trustee roles with RMR LLC, Tremont Realty Capital, TRMT, OPI and RMR Advisors through December 31, 2020 and he continued to serve as a managing trustee of OPI until June 17, 2021. In addition, Mr. Blackman continued to serve as an employee of RMR LLC through June 30, 2021. Under Mr. Blackman’s retirement agreement, RMR LLC paid Mr. Blackman combined cash payments in the amount of $2,850. In addition, our Compensation Committee approved the acceleration of all 9,400 unvested shares owned by Mr. Blackman of us as of his retirement date, June 30, 2021, subject to applicable conditions.
For the fiscal years ended September 30, 2021, 2020 and 2019, we recognized cash and equity based separation costs as set forth in the following table:

	Fiscal Year Ended September 30,
	2021	2020	2019
Former executive officers:
Cash separation costs	$2,900	$260	$5,312
Equity based separation costs	295	281	1,488
	3,195	541	6,800
Former nonexecutive officers and other:
Cash separation costs (1)	1,142	1,316	153
Equity based separation costs	188	24	97
	1,330	1,340	250
Total separation costs	$4,525	$1,881	$7,050
(1)During the fiscal year ended September 30, 2021, we were indemnified for a withdrawal liability of $515 that we had recorded during the fiscal year ended September 30, 2020 related to a prior client’s shared pension plan accounted for as a multiemployer benefit plan.
Other
The Managed REITs and Managed Operating Companies award common shares directly to certain of our officers and employees in connection with the provision of services to those companies. For a description of the accounting implications to us of these share awards, please see Note 2, Summary of Significant Accounting Policies and Note 6, Shareholders’ Equity.
The compensation of senior executives of the Managed Operating Companies, who are also employees or officers of RMR LLC, is the sole responsibility of the party to or on behalf of which the individual renders services. In the past, because at least 80.0% of each of these executives’ business time was devoted to services to the Managed Operating Company, 80.0% of their total cash compensation was paid by the Managed Operating Companies and the remainder was paid by RMR LLC.
Note 6. Shareholders’ Equity
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
Issuances and Repurchases
We grant our Class A Common Shares to our officers and employees under the 2016 Omnibus Equity Plan adopted in 2016, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. During the fiscal years ended September 30, 2021, 2020 and 2019, we granted to our Managing Directors, in their capacities as our officers and employees, and to certain of our other officers and employees, an aggregate of 96,300, 93,700 and 77,900, respectively, of our Class A Common Shares. We also granted to each of our Managing Directors and Independent Directors 3,000, 3,000 and 2,500 of our Class A Common Shares during each of the fiscal years ended September 30, 2021, 2020 and 2019, respectively, as part of his or her annual compensation for serving as a Director.
The Class A Common Shares granted to our Independent Directors and Managing Directors, in their capacities as Directors, vest immediately and are included in general and administrative expense in our consolidated statements of income. The Class A Common Shares granted to our Managing Directors, in their capacities as our officers and employees, and to our other officers and employees vest in five equal, consecutive, annual installments beginning on the date of the grant and are included in equity based compensation expense in our consolidated statements of income. We recognize forfeitures as they occur. During the fiscal years ended September 30, 2021, 2020 and 2019, we recognized forfeitures of $22, $49 and $33, respectively. During the fiscal years ended September 30, 2021, 2020 and 2019, we recorded general and administrative expenses of $771, $564 and $784, respectively, and equity based compensation expenses of $2,868, $2,916 and $2,579, respectively, related to awards we made under the 2016 Plan.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations. The repurchase price is based on the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq. The aggregate value of Class A Common Shares repurchased during the fiscal years ended September 30, 2021, 2020 and 2019, was $834, $523 and $827, respectively, which is recorded as a decrease to additional paid in capital within shareholders’ equity in our consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

A summary of shares granted and vested, including shares withheld, repurchased or forfeited, under the terms of the 2016 Plan for the fiscal years ended September 30, 2021, 2020 and 2019 is as follows:

	2021		2020		2019
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	143,990	$44.10	126,160	$59.38	110,240	$69.11
Shares granted	114,300	$35.23	111,700	$30.04	90,400	$48.31
Vested shares withheld and repurchased	(24,125)	$34.57	(17,539)	$29.83	(17,167)	$48.18
Shares vested	(73,275)	$36.13	(75,101)	$39.18	(56,833)	$51.46
Shares forfeited	(580)	$37.65	(1,230)	$40.08	(480)	$68.95
Unvested shares, end of year	160,310	$37.36	143,990	$44.10	126,160	$59.38
The 160,310 unvested shares as of September 30, 2021 are scheduled to vest as follows: 56,290 shares in 2022, 48,460 shares in 2023, 36,300 shares in 2024 and 19,260 shares in 2025. As of September 30, 2021, the estimated future compensation expense for the unvested shares was $5,989 based on the grant date fair value of these shares. The weighted average period over which this compensation expense will be recorded is approximately 25 months. At September 30, 2021, 114,764 of our Class A Common Shares remained available for issuance under the 2016 Plan.
Distributions
During the fiscal years ended September 30, 2021, 2020 and 2019, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Fiscal Year Ended September 30, 2021
10/15/2020	10/26/2020	11/19/2020	$0.38	$6,230
1/14/2021	1/25/2021	2/18/2021	0.38	6,230
4/15/2021	4/26/2021	5/20/2021	0.38	6,237
7/15/2021	7/26/2021	8/19/2021	0.38	6,235
8/25/2021	9/6/2021	9/16/2021	7.00	114,851
			$8.52	$139,783
Fiscal Year Ended September 30, 2020
10/17/2019	10/28/2019	11/14/2019	$0.38	$6,195
1/16/2020	1/27/2020	2/20/2020	0.38	6,194
4/16/2020	4/27/2020	5/21/2020	0.38	6,200
7/16/2020	7/27/2020	8/20/2020	0.38	6,200
			$1.52	$24,789
Fiscal Year Ended September 30, 2019
10/18/2018	10/29/2018	11/15/2018	$0.35	$5,680
1/18/2019	1/28/2019	2/21/2019	0.35	5,680
4/18/2019	4/29/2019	5/16/2019	0.35	5,684
7/18/2019	7/29/2019	8/15/2019	0.35	5,683
			$1.40	$22,727

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Fiscal Year Ended September 30, 2021
10/15/2020	10/26/2020	11/19/2020	$0.30	$9,419	$4,919	$4,500
1/14/2021	1/25/2021	2/18/2021	0.30	9,419	4,919	4,500
4/15/2021	4/26/2021	5/20/2021	0.30	9,424	4,924	4,500
7/15/2021	7/26/2021	8/19/2021	0.30	9,422	4,922	4,500
8/25/2021	9/6/2021	9/16/2021	7.00	219,851	114,851	105,000
			$8.20	$257,535	$134,535	$123,000
Fiscal Year Ended September 30, 2020
10/17/2019	10/28/2019	11/14/2019	$0.30	$9,391	$4,891	$4,500
1/16/2020	1/27/2020	2/20/2020	0.30	9,390	4,890	4,500
4/16/2020	4/27/2020	5/21/2020	0.30	9,394	4,894	4,500
7/16/2020	7/27/2020	8/20/2020	0.30	9,395	4,895	4,500
			$1.20	$37,570	$19,570	$18,000
Fiscal Year Ended September 30, 2019
10/18/2018	10/29/2018	11/15/2018	$0.30	$9,369	$4,869	$4,500
1/18/2019	1/28/2019	2/21/2019	0.30	9,369	4,869	4,500
4/18/2019	4/29/2019	5/16/2019	0.30	9,372	4,872	4,500
7/18/2019	7/29/2019	8/15/2019	0.30	9,371	4,871	4,500
			$1.20	$37,481	$19,481	$18,000
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On October 14, 2021, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 25, 2021, in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,264. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,446, of which $4,946 will be distributed to us based on our aggregate ownership of 16,485,011 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about November 18, 2021.
Note 7. Per Common Share Amounts
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the fiscal years ended September 30, 2021 and 2020, the assumed redemption is dilutive to earnings per share as presented in the table below. For the fiscal year ended September 30, 2019, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.
The calculation of basic and diluted earnings per share for the fiscal years ended September 30, 2021, 2020 and 2019, is as follows:

	Fiscal Year Ended September 30,
	2021	2020	2019
Numerators:
Net income attributable to The RMR Group Inc.	$35,696	$28,792	$74,580
Income attributable to unvested participating securities	(309)	(209)	(482)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	35,387	28,583	74,098
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	309	—	—
Add back: net income attributable to noncontrolling interest	45,317	37,541	—
Add back: income tax expense	13,152	11,552	—
Income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	(27,061)	(23,183)	—
Net income used in calculating diluted EPS	$67,104	$54,493	$74,098

Denominators:
Common shares outstanding	16,485	16,396	16,303
Unvested participating securities	(219)	(202)	(171)
Weighted average common shares outstanding - basic	16,266	16,194	16,132
Effect of dilutive securities:
Assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	15,000	—
Incremental unvested shares	16	—	11
Weighted average common shares outstanding - diluted	31,282	31,194	16,143

Net income attributable to The RMR Group Inc. per common share - basic	$2.18	$1.77	$4.59
Net income attributable to The RMR Group Inc. per common share - diluted	$2.15	$1.75	$4.59
(1)Income tax expense assumes the hypothetical conversion of the noncontrolling interest, which results in estimated tax rates of 28.7% and 29.8% for the fiscal years ended September 30, 2021 and 2020, respectively.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 8. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the fiscal years ended September 30, 2021, 2020 and 2019, is calculated as follows:

	Fiscal Year Ended September 30,
	2021	2020	2019
Income before income tax expense	$94,165	$77,885	$196,364
RMR Inc. franchise tax expense and interest income	763	481	329
Net income before noncontrolling interest	94,928	78,366	196,693
Net income attributable to noncontrolling interest	(45,317)	(37,541)	(94,464)
Net income attributable to RMR Inc. before income tax expense	49,611	40,825	102,229
Income tax expense attributable to RMR Inc.	(13,152)	(11,552)	(27,320)
RMR Inc. franchise tax expense and interest income	(763)	(481)	(329)
Net income attributable to RMR Inc.	$35,696	$28,792	$74,580
Note 9. Employee Benefits
We have established a defined contribution savings plan for eligible employees under the provisions of U.S. Internal Revenue Code Section 401(k) whereby we contribute 100.0% of the first 3.0% and 50.0% of the next 2.0% of an employee’s cash compensation contributed to the plan up to stated maximums. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Employees’ contributions and our related matching contributions are fully vested when made. Our plan contributions and expenses for the fiscal years ended September 30, 2021, 2020 and 2019 were $2,633, $2,603 and $2,466, respectively.
Note 10. Leases
We enter into operating leases, as the lessee, for office space and determine if an arrangement is a lease at inception of the arrangement. Operating lease liabilities and right of use assets are recognized on our consolidated balance sheet for leases with an initial term greater than 12 months based on the present value of the future minimum lease payments over the lease term using our estimated incremental borrowing rate. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term. When additional payments are based on usage or vary based on other factors, they are expensed when incurred as variable lease expense. Certain leases include lease and non-lease components, which we account for as a single lease component. Minimum lease payments for leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. As of September 30, 2021, we had 30 leases that expire at various dates through 2030, with a weighted average remaining lease term of 8 years and a weighted average discount rate of 3.1%.
For the fiscal years ended September 30, 2021 and 2020, the components of operating lease costs were as follows:

	Fiscal Year Ended September 30,
	2021	2020
Fixed rent expense (1)	$5,757	$5,620
Variable lease payments	727	660
Total cash portion of rent expense	6,484	6,280
Non-cash straight line rent expense	3	154
Total operating lease costs	$6,487	$6,434
(1)Includes expense for leases with an initial term of 12 months or less of $138 and $68 for the fiscal years ended September 30, 2021 and 2020, respectively.
Lease expense recognized under the accounting standard in effect prior to our adoption on October 1, 2019 of ASU No. 2016-02, Leases, as amended, for the fiscal year ended September 30, 2019 totaled $6,370.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The following table presents the undiscounted cash flows on an annual fiscal year basis for our operating lease liabilities as of September 30, 2021:

Fiscal Year	Amount
2022	$5,898
2023	5,279
2024	4,809
2025	4,473
2026	3,853
Thereafter	14,175
Total lease payments (1)	38,487
Less: imputed interest	(4,417)
Present value of operating lease liabilities	34,070
Less: current portion of operating lease liabilities	(4,922)
Operating lease liabilities, net of current portion	$29,148
(1)     Excludes $834 of lease payments for signed leases that have not yet commenced.
Some of the foregoing leases are with related parties. As of September 30, 2021, $33,547 of total lease payments and $4,209 of imputed interest are for our principal executive offices, which are leased from an affiliate of ABP Trust pursuant to a lease agreement that expires in 2030.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 11. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., Tremont Realty Capital and until January 5, 2021, RMR Advisors.

	Fiscal Year Ended September 30, 2021
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$170,636	$466	$171,102
Incentive business management fees	—	620	620
Advisory services	—	3,956	3,956
Total management and advisory services revenues	170,636	5,042	175,678
Reimbursable compensation and benefits	50,336	2,033	52,369
Reimbursable equity based compensation	9,154	—	9,154
Other reimbursable expenses	370,037	—	370,037
Total reimbursable costs	429,527	2,033	431,560
Total revenues	600,163	7,075	607,238
Expenses:
Compensation and benefits	114,162	5,482	119,644
Equity based compensation	11,882	140	12,022
Separation costs	4,525	—	4,525
Total compensation and benefits expense	130,569	5,622	136,191
General and administrative	22,923	4,038	26,961
Other reimbursable expenses	370,037	—	370,037
Transaction and acquisition related costs	919	65	984
Depreciation and amortization	931	42	973
Total expenses	525,379	9,767	535,146
Operating income (loss)	74,784	(2,692)	72,092
Interest and other income	724	36	760
Gain on Tremont Mortgage Trust investment	—	2,059	2,059
Equity in earnings of investees	—	443	443
Unrealized gain on equity method investment accounted for under the fair value option	18,811	—	18,811
Income (loss) before income tax expense	94,319	(154)	94,165
Income tax expense	—	(13,152)	(13,152)
Net income (loss)	$94,319	$(13,306)	$81,013

Total assets	$453,105	$44,806	$497,911
(1)Intersegment revenues of $3,919 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2020
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$167,949	$817	$168,766
Advisory services	—	2,911	2,911
Total management and advisory services revenues	167,949	3,728	171,677
Reimbursable compensation and benefits	50,736	1,608	52,344
Reimbursable equity based compensation	4,912	—	4,912
Other reimbursable expenses	360,572	—	360,572
Total reimbursable costs	416,220	1,608	417,828
Total revenues	584,169	5,336	589,505
Expenses:
Compensation and benefits	113,758	7,628	121,386
Equity based compensation	7,680	148	7,828
Separation costs	1,881	—	1,881
Total compensation and benefits expense	123,319	7,776	131,095
General and administrative	22,843	3,671	26,514
Other reimbursable expenses	360,572	—	360,572
Transaction and acquisition related costs	485	1,133	1,618
Depreciation and amortization	921	47	968
Total expenses	508,140	12,627	520,767
Operating income (loss)	76,029	(7,291)	68,738
Interest and other income	4,079	372	4,451
Equity in earnings of investees	—	1,545	1,545
Unrealized gain on equity method investment accounted for under the fair value option	3,151	—	3,151
Income (loss) before income tax expense	83,259	(5,374)	77,885
Income tax expense	—	(11,552)	(11,552)
Net income (loss)	$83,259	$(16,926)	$66,333

Total assets	$643,318	$46,935	$690,253
(1)Intersegment revenues of $5,091 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2019
			All Other
	RMR LLC (1)		Operations		Total
Revenues:
Management services	$177,881		$194		$178,075
Incentive business management fees	120,094		—		120,094
Advisory services	—		3,169		3,169
Total management and advisory services revenues	297,975		3,363		301,338
Reimbursable compensation and benefits	48,355		2,674		51,029
Reimbursable equity based compensation	6,461		—		6,461
Other reimbursable expenses	354,540	—	—	—	354,540
Total reimbursable costs	409,356		2,674		412,030
Total revenues	707,331		6,037		713,368
Expenses:
Compensation and benefits	107,562		6,967		114,529
Equity based compensation	8,862		178		9,040
Separation costs	7,050		—		7,050
Total compensation and benefits expense	123,474		7,145		130,619
General and administrative	25,026		3,680		28,706
Other reimbursable expenses	354,540		—		354,540
Transaction and acquisition related costs	698		—		698
Depreciation and amortization	966		51		1,017
Total expenses	504,704		10,876		515,580
Operating income (loss)	202,627		(4,839)		197,788
Interest and other income	7,831		939		8,770
Impairment loss on Tremont Mortgage Trust investment	—		(6,213)		(6,213)
Equity in earnings of investees	—		719		719
Unrealized loss on equity method investment accounted for under the fair value option	(4,700)		—		(4,700)
Income before income tax expense	205,758		(9,394)		196,364
Income tax expense	—		(27,320)		(27,320)
Net income (loss)	$205,758		$(36,714)		$169,044

Total assets	$606,650		$54,182		$660,832
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

THE RMR GROUP INC.
By:	/s/ Adam D. Portnoy
Adam D. Portnoy
Managing Director, President and Chief Executive Officer
Dated:	November 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam D. Portnoy	Managing Director, President and Chief Executive Officer	November 15, 2021
Adam D. Portnoy	(principal executive officer)

/s/ Matthew P. Jordan	Executive Vice President, Chief Financial Officer and Treasurer	November 15, 2021
Matthew P. Jordan	(principal financial officer and principal accounting officer)

/s/ Jennifer B. Clark	Managing Director, Executive Vice President, General Counsel	November 15, 2021
Jennifer B. Clark	and Secretary

/s/ Ann Logan	Independent Director	November 15, 2021
Ann Logan

/s/ Rosen Plevneliev	Independent Director	November 15, 2021
Rosen Plevneliev

/s/ Jonathan Veitch	Independent Director	November 15, 2021
Jonathan Veitch

/s/ Walter C. Watkins, Jr.	Independent Director	November 15, 2021
Walter C. Watkins, Jr.