Form 10-Q
period 2021-12-31
RMR GROUP INC.
filed 2022-01-27
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of January 26, 2022, there were 15,485,011 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

December 31, 2021

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	December 31,	September 30,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$181,887	$159,835
Due from related parties	83,911	88,661
Prepaid and other current assets	4,932	6,021
Total current assets	270,730	254,517

Property and equipment, net	2,157	2,218
Due from related parties, net of current portion	25,022	14,331
Equity method investments accounted for under the fair value option	40,672	39,476
Goodwill and intangible assets, net of amortization	2,084	2,094
Operating lease right of use assets	31,607	32,293
Deferred tax asset	18,173	18,671
Other assets, net of amortization	131,957	134,311
Total assets	$522,402	$497,911

Liabilities and Equity
Current liabilities:
Other reimbursable expenses	$57,238	$55,115
Accounts payable and accrued expenses	22,313	15,027
Operating lease liabilities	5,057	4,922
Employer compensation liability	5,057	6,076
Total current liabilities	89,665	81,140

Operating lease liabilities, net of current portion	28,261	29,148
Amounts due pursuant to tax receivable agreement, net of current portion	25,577	25,577
Employer compensation liability, net of current portion	25,022	14,331
Total liabilities	168,525	150,196

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,485,011 and 15,485,236 shares issued and outstanding, respectively	15	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	110,523	109,910
Retained earnings	329,987	321,945
Cumulative common distributions	(243,030)	(236,766)
Total shareholders’ equity	197,511	195,120
Noncontrolling interest	156,366	152,595
Total equity	353,877	347,715
Total liabilities and equity	$522,402	$497,911
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2021	2020
Revenues:
Management services	$44,897	$40,747
Advisory services	1,118	586
Total management and advisory services revenues	46,015	41,333
Reimbursable compensation and benefits	14,397	13,225
Reimbursable equity based compensation	1,598	3,003
Other reimbursable expenses	119,558	99,385
Total reimbursable costs	135,553	115,613
Total revenues	181,568	156,946
Expenses:
Compensation and benefits	31,791	29,494
Equity based compensation	2,219	3,561
Separation costs	—	4,159
Total compensation and benefits expense	34,010	37,214
General and administrative	7,671	6,260
Other reimbursable expenses	119,558	99,385
Transaction and acquisition related costs	—	117
Depreciation and amortization	236	238
Total expenses	161,475	143,214
Operating income	20,093	13,732
Interest and other income	57	231
Equity in earnings of investees	—	424
Unrealized gain on equity method investments accounted for under the fair value option	1,196	8,122
Income before income tax expense	21,346	22,509
Income tax expense	(3,054)	(2,756)
Net income	18,292	19,753
Net income attributable to noncontrolling interest	(10,250)	(10,856)
Net income attributable to The RMR Group Inc.	$8,042	$8,897

Weighted average common shares outstanding - basic	16,325	16,252
Weighted average common shares outstanding - diluted	31,325	31,252

Net income attributable to The RMR Group Inc. per common share - basic	$0.49	$0.54
Net income attributable to The RMR Group Inc. per common share - diluted	$0.49	$0.51
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2021	$15	$1	$15	$109,910	$321,945	$(236,766)	$195,120	$152,595	$347,715
Share awards, net	—	—	—	613	—	—	613	—	613
Net income	—	—	—	—	8,042	—	8,042	10,250	18,292
Tax distributions to member	—	—	—	—	—	—	—	(1,979)	(1,979)
Common share distributions	—	—	—	—	—	(6,264)	(6,264)	(4,500)	(10,764)
Balance at December 31, 2021	$15	$1	$15	$110,523	$329,987	$(243,030)	$197,511	$156,366	$353,877

Balance at September 30, 2020	$15	$1	$15	$106,622	$286,249	$(96,983)	$295,919	$244,983	$540,902
Share awards, net	—	—	—	1,012	—	—	1,012	—	1,012
Net income	—	—	—	—	8,897	—	8,897	10,856	19,753
Tax distributions to member	—	—	—	—	—	—	—	(2,820)	(2,820)
Common share distributions	—	—	—	—	—	(6,230)	(6,230)	(4,500)	(10,730)
Balance at December 31, 2020	$15	$1	$15	$107,634	$295,146	$(103,213)	$299,598	$248,519	$548,117
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$18,292	$19,753
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	236	238
Straight line office rent	(66)	15
Amortization expense related to other assets	2,354	2,354
Deferred income taxes	498	1,621
Operating expenses paid in The RMR Group Inc. common shares	621	1,012
Equity in earnings of investees	—	(424)
Distributions from equity method investment	—	17
Unrealized gain on equity method investments accounted for under the fair value option	(1,196)	(8,122)
Changes in assets and liabilities:
Due from related parties	3,731	13,212
Prepaid and other current assets	1,089	(1,738)
Other reimbursable expenses	2,123	(11,460)
Accounts payable and accrued expenses	7,286	11,182
Net cash from operating activities	34,968	27,660

Cash Flows from Investing Activities:
Purchase of property and equipment	(165)	(560)
Net cash used in investing activities	(165)	(560)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(6,479)	(7,320)
Distributions to common shareholders	(6,264)	(6,230)
Repurchase of common shares	(8)	—
Net cash used in financing activities	(12,751)	(13,550)

Increase in cash and cash equivalents	22,052	13,550
Cash and cash equivalents at beginning of period	159,835	369,663
Cash and cash equivalents at end of period	$181,887	$383,213

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$1,367	$1,802
Fair value of share based payments recorded	$1,598	$3,003
Recognition of right of use assets and related lease liabilities	$467	$—
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
As of December 31, 2021, RMR Inc. owned 15,485,011 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.4% of the economic interest of RMR LLC as of December 31, 2021. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.6% of the economic interest of RMR LLC as of December 31, 2021, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of December 31, 2021, managed a diverse portfolio of real estate and real estate related businesses. RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs.
RMR LLC also provides management services to three real estate operating companies: AlerisLife Inc. (formerly known as Five Star Senior Living Inc.), or ALR, a publicly traded operator of senior living communities, many of which are owned by DHC; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of the U.S. hotels that Sonesta operates are owned by SVC; and TravelCenters of America Inc., or TA, an operator and franchisor of travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. Hereinafter, ALR, Sonesta and TA are collectively referred to as the Managed Operating Companies.
In addition, RMR LLC provides management services to private capital vehicles, including ABP Trust and its subsidiaries, or collectively ABP Trust, and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. In these financial statements, we refer to these clients as the Managed Private Real Estate Capital clients.
RMR LLC’s wholly owned subsidiary, Tremont Realty Capital LLC, or Tremont Realty Capital, an investment adviser registered with the Securities and Exchange Commission, or SEC, provides advisory services for Seven Hills Realty Trust, or SEVN. SEVN is a publicly traded mortgage REIT that focuses on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Until September 30, 2021, Tremont Realty Capital also provided advisory services to Tremont Mortgage Trust, or TRMT, a publicly traded mortgage REIT that merged with and into SEVN on September 30, 2021, or the Merger, with SEVN continuing as the surviving company. Tremont Realty Capital has in the past and may in the future manage additional accounts that invest in commercial real estate debt. Employees of Tremont Realty Capital may also act as a transaction broker for non-investment advisory clients for negotiated fees, which we refer to as the Tremont business.
The Managed Equity REITs, SEVN, and, until September 30, 2021, TRMT, are collectively referred to as the Managed REITs or the Managed Public Real Estate Capital clients.
The accompanying condensed consolidated financial statements are unaudited. Certain information and disclosures required by U.S. Generally Accepted Accounting Principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, or our 2021 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Business Management Agreements with Managed Equity REITs
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
The foregoing base business management fees are paid in cash monthly in arrears.
We earned aggregate base business management fees from the Managed Equity REITs of $23,654 and $21,555 for the three months ended December 31, 2021 and 2020, respectively.
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
We did not earn incentive business management fees from the Managed Equity REITs for the calendar years 2021 and 2020.
Other Management Agreements
Managed Operating Companies — We earn management fees by providing continuous services pursuant to the management agreements from the Managed Operating Companies equal to 0.6% of: (i) in the case of ALR, ALR’s revenues from all sources reportable under GAAP, less any revenues reportable by ALR with respect to properties for which it provides

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP; and (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues. These management fees are estimated and payable in cash monthly in advance.
We earned aggregate fees from the Managed Operating Companies of $6,570 and $5,638 for the three months ended December 31, 2021 and 2020, respectively.
Managed Private Real Estate Capital — We earn management fees from the Managed Private Real Estate Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable in cash monthly in arrears.
We earned aggregate fees from the Managed Private Real Estate Capital clients of $1,401 and $916 for the three months ended December 31, 2021 and 2020, respectively.
Property Management Agreements
We earn property management fees by providing continuous services pursuant to property management agreements with our clients. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision services in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs up to 5.0% of the cost of such construction.
We earned aggregate property management fees of $13,219 and $12,379 for the three months ended December 31, 2021 and 2020, respectively.
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
Tremont Realty Capital may also earn an incentive fee under its management agreements with SEVN (beginning the second calendar quarter of 2021) and TRMT (until September 30, 2021) equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) SEVN’s and TRMT’s core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) SEVN’s and TRMT’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Realty Capital with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from January 5, 2021 for SEVN) in the aggregate is greater than zero. The incentive fee may not be less than zero. No incentive fees were earned from SEVN for the three months ended December 31, 2021. Tremont Realty Capital waived any incentive fees otherwise due and payable by TRMT pursuant to the management agreement prior to December 31, 2020, and as a result, Tremont Realty Capital could not earn any incentive fees from TRMT for the three months ended December 31, 2020.
RMR Advisors LLC, or RMR Advisors, merged into Tremont Realty Capital on January 6, 2021, and previously provided advisory services for SEVN (then RMR Mortgage Trust, or RMRM). Until January 5, 2021, RMR Advisors was compensated pursuant to its agreement with SEVN (then RMRM) at an annual rate of 0.85% of SEVN’s (then RMRM’s) average daily managed assets. Average daily managed assets included the net asset value attributable to SEVN’s (then RMRM’s) outstanding common shares and cash on hand, plus the liquidation preference of SEVN’s (then RMRM’s) outstanding preferred shares and the principal amount of any borrowings, including from banks or evidenced by notes, commercial paper or other similar instruments issued by SEVN (then RMRM).

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Tremont Realty Capital and RMR Advisors, as applicable, earned advisory services revenue from SEVN and TRMT of $1,118 and $586 for the three months ended December 31, 2021 and 2020, respectively.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it brokers. The Tremont business earned fees for such brokerage services of $53 and $259 for the three months ended December 31, 2021 and 2020, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.
Reimbursable Costs
In accordance with Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which has been codified as ASC Section 606, we have determined that we control the services provided by third parties for certain of our clients and therefore account for the cost of these services and the related reimbursement revenue on a gross basis.
Reimbursable Compensation and Benefits — Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and were paid by tenants of our clients. We recognize the revenue for reimbursements when we incur the related reimbursable compensation and benefits expense on behalf of our clients. We realized reimbursable compensation and benefits of $14,397 and $13,225 for the three months ended December 31, 2021 and 2020, respectively.
Reimbursable Equity Based Compensation — Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. The revenue in respect of each award is based on the fair value as of the award date for those shares that have vested, with subsequent changes in the fair value of the unvested awards being recognized in our condensed consolidated statements of income over the requisite service periods. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. We realized reimbursable equity based compensation from our clients of $1,598 and $3,003 for the three months ended December 31, 2021 and 2020, respectively.
Other Reimbursable Expenses — Other reimbursable expenses include reimbursements that arise from services we provide pursuant to our property management agreements, which include third party costs related to matters such as maintenance and repairs, security and cleaning services, a significant portion of which are charged or passed through to and were paid by tenants of our clients. We realized other reimbursable expenses reflecting corresponding amounts in revenue and expense of $119,558 and $99,385 for the three months ended December 31, 2021 and 2020, respectively. Our consolidated balance sheets as of December 31, 2021 and September 30, 2021 also include corresponding amounts in current assets and current liabilities for other reimbursable expenses of $57,238 and $55,115, respectively.
Note 3. Equity Method Investments
As of December 31, 2021, we had equity method investments in SEVN and TA that were accounted for under the fair value option.
Seven Hills Realty Trust
As of December 31, 2021, Tremont Realty Capital owned 825,651, or approximately 5.7% of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. As a result of the Merger, we elected the fair value option to account for our equity method investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN at December 31, 2021 and September 30, 2021, based on quoted market prices, was $8,571 and $8,513, respectively, and is included in equity method investments accounted for under the fair value option in our condensed consolidated balance sheets. The unrealized gain in our condensed consolidated statements of income related to our investment in SEVN was $58 for the three months ended December 31, 2021.
Immediately prior to the consummation of the Merger, Tremont Realty Capital owned 1,600,100, or approximately 19.3%, of TRMT’s then outstanding common shares that were accounted for under the equity method of accounting. Pursuant to the equity method, we recorded our share of earnings from our investment in TRMT in equity in earnings of investees in our condensed consolidated statements of income which totaled $424 for the three months ended December 31, 2020. We received

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
aggregate distributions from TRMT of $17 during the three months ended December 31, 2020. Pursuant to the Merger, each common share of TRMT converted to 0.516 common shares of SEVN.
TravelCenters of America Inc.
As of December 31, 2021, we owned 621,853, or approximately 4.2%, of TA’s outstanding common shares. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in TA at December 31, 2021 and September 30, 2021, based on quoted market prices, was $32,101 and $30,963, respectively, and is included in equity method investments accounted for under the fair value option in our condensed consolidated balance sheets. The unrealized gain in our condensed consolidated statements of income related to our investment in TA was $1,138 and $8,122 for the three months ended December 31, 2021 and 2020, respectively.
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
For the three months ended December 31, 2021 and 2020, we recognized estimated income tax expense of $3,054 and $2,756, respectively, which includes $2,244 and $2,024, respectively, of U.S. federal income tax and $810 and $732, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended December 31,
	2021	2020
Income taxes computed at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	3.1%	3.1%
Permanent items	0.3%	0.5%
Net income attributable to noncontrolling interest	(10.1)%	(10.1)%
Other (1)	—%	(2.3)%
Total	14.3%	12.2%
(1)     In December 2020, the Internal Revenue Service and Department of Treasury released final regulations which, among other clarifications, established the effective date as it relates to limitations on the deductibility of certain executive compensation. The final regulations provide that the application of the limit applies to deductions after December 18, 2020. As such, during the three months ended December 31, 2020, we reduced our provision for income taxes for limitations applied prior to the effective date by $520, or $0.02 per diluted share, which reduced the effective income tax rate by 2.3% for the three months ended December 31, 2020.
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of December 31, 2021 and 2020, we had no uncertain tax positions.
Note 5. Fair Value of Financial Instruments
As of December 31, 2021 and September 30, 2021, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties and accounts payable and accrued expenses, which include liabilities related

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
to other reimbursable expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
The following are our assets and liabilities that have been measured at fair value using Level 1 inputs in the fair value hierarchy as of December 31, 2021 and September 30, 2021:

	December 31,	September 30,
	2021	2021
Money market funds included in cash and cash equivalents	$131,109	$131,065
Current portion of due from related parties related to share based payment awards	5,057	6,076
Long term portion of due from related parties related to share based payment awards	25,022	14,331
Equity method investment in SEVN	8,571	8,513
Equity method investment in TA	32,101	30,963
Current portion of employer compensation liability related to share based payment awards	5,057	6,076
Long term portion of employer compensation liability related to share based payment awards	25,022	14,331
Note 6. Related Person Transactions
Adam D. Portnoy, one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. As of December 31, 2021, Adam D. Portnoy beneficially owned, in aggregate, (i) 170,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC. Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer, is also an officer of ABP Trust and an officer and employee of RMR LLC.
Adam D. Portnoy is the chair of the board of each of the Managed REITs, ALR and TA, a managing trustee or managing director of each of the Managed REITs, ALR and TA, a director of Sonesta (and its parent) and the controlling shareholder of Sonesta (and its parent). Jennifer B. Clark, our other Managing Director, is a managing director of ALR, a managing trustee of OPI and a director of Sonesta (and its parent), and she previously served as a managing trustee of each of DHC and SEVN until June 3, 2021 and January 5, 2021, respectively. Ms. Clark also serves as the secretary of all our publicly traded clients and Sonesta.
As of December 31, 2021, Adam D. Portnoy beneficially owned, in aggregate, 6.2% of ALR’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 4.4% of TA’s outstanding common shares (including through RMR LLC) and 7.4% of SEVN’s outstanding common shares (including through Tremont Realty Capital).
The Managed REITs have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. All the officers of the Managed Equity REITs and ABP Trust are officers or employees of RMR LLC. All the officers, overhead and required office space of SEVN are provided or arranged by Tremont Realty Capital, and prior to the Merger, Tremont Realty Capital provided or arranged for the officers, overhead and required office space for TRMT. All of SEVN’s officers are officers or employees of Tremont Realty Capital or RMR LLC. Many of the executive officers of the Managed Operating Companies are officers or employees of RMR LLC. Some of our executive officers are also managing directors or managing trustees of certain of the Managed REITs and the Managed Operating Companies.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Additional information about our related person transactions appears in Note 7, Shareholders’ Equity, below and in our 2021 Annual Report.
Revenues from Related Parties
For the three months ended December 31, 2021 and 2020, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Managed Public Real Estate Capital:(1)
DHC	$9,125	$35,203	$44,328	$8,922	$42,284	$51,206
ILPT	4,515	6,680	11,195	4,874	5,191	10,065
OPI	10,564	70,687	81,251	9,267	55,527	64,794
SVC	11,670	10,735	22,405	10,217	5,012	15,229
Total Managed Equity REITs	35,874	123,305	159,179	33,280	108,014	141,294
SEVN	1,118	2,270	3,388	549	—	549
TRMT (2)	—	—	—	37	966	1,003
	36,992	125,575	162,567	33,866	108,980	142,846

Managed Private Real Estate Capital:(1)
ABP Trust	1,096	6,316	7,412	1,056	5,217	6,273
Other private entities	1,304	3,030	4,334	514	1,035	1,549
	2,400	9,346	11,746	1,570	6,252	7,822

Managed Operating Companies:
ALR	1,145	85	1,230	1,976	70	2,046
Sonesta	1,814	—	1,814	353	—	353
TA	3,611	547	4,158	3,309	311	3,620
	6,570	632	7,202	5,638	381	6,019

Total revenues from related parties	45,962	135,553	181,515	41,074	115,613	156,687
Revenues from unrelated parties	53	—	53	259	—	259
	$46,015	$135,553	$181,568	$41,333	$115,613	$156,946
(1)On December 23, 2021, DHC sold a 35% equity interest in its existing joint venture with an institutional investor. Following this sale, DHC owned a 20% equity interest in this joint venture. As a result, the management fees earned with respect to this joint venture are characterized as Managed Private Real Estate Capital for periods on and after December 23, 2021 and as Managed Public Real Estate Capital for periods prior to December 23, 2021.
(2)As discussed in Note 1, Basis of Presentation, TRMT merged with and into SEVN on September 30, 2021, with SEVN continuing as the surviving company. This table presents revenues for the three months ended December 31, 2020, for TRMT separately as they relate to a period prior to the Merger.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	December 31, 2021			September 30, 2021
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Managed Public Real Estate Capital:
DHC	$4,893	$16,895	$21,788	$6,005	$17,866	$23,871
ILPT	1,395	7,334	8,729	2,934	6,928	9,862
OPI	7,058	35,664	42,722	8,625	33,693	42,318
SVC	4,095	5,731	9,826	5,841	8,992	14,833
Total Managed Equity REITs	17,441	65,624	83,065	23,405	67,479	90,884
SEVN	1,105	1,498	2,603	1,717	1,180	2,897
	18,546	67,122	85,668	25,122	68,659	93,781

Managed Private Real Estate Capital:
ABP Trust	1,061	2,611	3,672	1,202	2,678	3,880
Other private entities	1,241	2,903	4,144	869	770	1,639
	2,302	5,514	7,816	2,071	3,448	5,519

Managed Operating Companies:
ALR	80	1,833	1,913	136	422	558
Sonesta	611	—	611	17	—	17
TA	77	12,848	12,925	124	2,993	3,117
	768	14,681	15,449	277	3,415	3,692
	$21,616	$87,317	$108,933	$27,470	$75,522	$102,992
Leases
As of December 31, 2021, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases of $1,506 and $1,383 for the three months ended December 31, 2021 and 2020, respectively.
Tax-Related Payments
Pursuant to the tax receivable agreement, dated June 5, 2015, by and among, RMR Inc., RMR LLC and ABP Trust, or the Tax Receivable Agreement, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the Tax Receivable Agreement. As of December 31, 2021, our condensed consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $27,792, including $2,215 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2022.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members estimated quarterly, subject to future adjustment based on actual results. For the three months ended December 31, 2021 and 2020, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $4,158 and $5,855, respectively, of which $2,179 and $3,035, respectively, was distributed to us and $1,979 and $2,820, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the Tax Receivable Agreement.
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
In October 2020, we entered into a retirement agreement with David M. Blackman, a former Executive Vice President of RMR LLC. Mr. Blackman, at the time, also served as president, chief executive officer and a director of Tremont Realty Capital, president, chief executive officer and managing trustee of TRMT, president, chief executive officer and managing trustee of OPI, and executive vice president of RMR Advisors. Pursuant to his retirement agreement, Mr. Blackman remained in his officer, director and trustee roles with RMR LLC, Tremont Realty Capital, TRMT, OPI and RMR Advisors through December 31, 2020 and he continued to serve as a managing trustee of OPI until June 17, 2021. In addition, Mr. Blackman continued to serve as an employee of RMR LLC through June 30, 2021. Under Mr. Blackman’s retirement agreement, RMR LLC paid Mr. Blackman combined cash payments in the amount of $2,850. In addition, in October 2020, our Compensation Committee approved the acceleration of all 9,400 unvested shares owned by Mr. Blackman of us as of his retirement date, June 30, 2021.
For the three months ended December 31, 2021 and 2020, we recognized cash and equity based separation costs as set forth in the following table:

	Three Months Ended December 31,
	2021	2020
Former executive officers:
Cash separation costs	$—	$2,900
Equity based separation costs	—	295
	—	3,195
Former nonexecutive officers:
Cash separation costs (1)	—	805
Equity based separation costs	—	159
	—	964
Total separation costs	$—	$4,159
(1)During the three months ended December 31, 2020, we were indemnified for a withdrawal liability of $515 that we had recorded during the three months ended September 30, 2020 related to a prior client’s shared pension plan accounted for as a multiemployer benefit plan.
Note 7. Shareholders’ Equity
We award our Class A Common Shares to our Directors, officers and employees under the 2016 Omnibus Equity Plan adopted in 2016, or the 2016 Plan. Shares issued to Directors in that capacity vest immediately. Shares issued to employees in that capacity vest in five equal, consecutive, annual installments, with the first installment vesting on the date of award. We recognize forfeitures as they occur. Compensation expense related to share awards is determined based on the market value of our shares on the date of award, with the aggregate value of the awarded shares amortized to expense over the related vesting period. Expense recognized for shares awarded to Directors in that capacity are included in general and administrative expenses and for shares awarded to employees in that capacity are included in equity based compensation in our condensed consolidated statements of income.
Equity based compensation expense related to shares awarded to certain officers and employees was $621 and $558 for the three months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had 160,310 unvested shares outstanding which are scheduled to vest as follows: 56,290 shares in 2022, 48,460 shares in 2023, 36,300 shares in 2024 and 19,260 in 2025.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations. The repurchase price is based on the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq. The aggregate value of Class A Common Shares repurchased during the three months ended December 31, 2021 was $8, which is recorded as a decrease to additional paid in capital within shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
Distributions
During the three months ended December 31, 2021 and 2020, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Three Months Ended December 31, 2021
10/14/2021	10/25/2021	11/18/2021	$0.38	$6,264
			$0.38	$6,264
Three Months Ended December 31, 2020
10/15/2020	10/26/2020	11/19/2020	$0.38	$6,230
			$0.38	$6,230
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Three Months Ended December 31, 2021
10/14/2021	10/25/2021	11/18/2021	$0.30	$9,446	$4,946	$4,500
			$0.30	$9,446	$4,946	$4,500
Three Months Ended December 31, 2020
10/15/2020	10/26/2020	11/19/2020	$0.30	$9,419	$4,919	$4,500
			$0.30	$9,419	$4,919	$4,500
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On January 13, 2022, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of January 24, 2022, in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,264. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,446, of which $4,946 will be distributed to us based on our aggregate ownership of 16,485,011 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about February 17, 2022.
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
Unvested Class A Common Shares awarded to our employees are deemed participating securities for purposes of calculating earnings per common share because they have dividend rights. We calculate earnings per share using the two-class method. Under the two-class method, we allocate earnings proportionately to vested Class A Common Shares and Class B-1 Common Shares outstanding and unvested Class A Common Shares outstanding for the period. Earnings attributable to unvested Class A Common Shares are excluded from earnings per share under the two-class method as reflected in our condensed consolidated statements of income.
The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three months ended December 31, 2021 and 2020, the assumed redemption is dilutive to earnings per share as presented in the table below.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The calculation of basic and diluted earnings per share for the three months ended December 31, 2021 and 2020, is as follows:

	Three Months Ended December 31,
	2021	2020
Numerators:
Net income attributable to The RMR Group Inc.	$8,042	$8,897
Income attributable to unvested participating securities	(78)	(78)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	7,964	8,819
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	78	78
Add back: net income attributable to noncontrolling interest	10,250	10,856
Add back: income tax expense	3,054	2,756
Income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	(6,064)	(6,515)
Net income used in calculating diluted EPS	$15,282	$15,994

Denominators:
Common shares outstanding	16,485	16,396
Unvested participating securities	(160)	(144)
Weighted average common shares outstanding - basic	16,325	16,252
Effect of dilutive securities:
Assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	15,000
Weighted average common shares outstanding - diluted	31,325	31,252

Net income attributable to The RMR Group Inc. per common share - basic	$0.49	$0.54
Net income attributable to The RMR Group Inc. per common share - diluted	$0.49	$0.51
(1)Income tax expense assumes the hypothetical conversion of the noncontrolling interest, which results in estimated tax rates of 28.4% and 28.9% for the three months ended December 31, 2021 and 2020, respectively.
Note 9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three months ended December 31, 2021 and 2020, is calculated as follows:

	Three Months Ended December 31,
	2021	2020
Income before income tax expense	$21,346	$22,509
RMR Inc. franchise tax expense and interest income	167	212
Net income before noncontrolling interest	21,513	22,721
Net income attributable to noncontrolling interest	(10,250)	(10,856)
Net income attributable to RMR Inc. before income tax expense	11,263	11,865
Income tax expense attributable to RMR Inc.	(3,054)	(2,756)
RMR Inc. franchise tax expense and interest income	(167)	(212)
Net income attributable to RMR Inc.	$8,042	$8,897

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 10. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., Tremont Realty Capital and until January 5, 2021, RMR Advisors.

	Three Months Ended December 31, 2021
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$44,844	$53	$44,897
Advisory services	—	1,118	1,118
Total management and advisory services revenues	44,844	1,171	46,015
Reimbursable compensation and benefits	13,752	645	14,397
Reimbursable equity based compensation	1,598	—	1,598
Other reimbursable expenses	119,558	—	119,558
Total reimbursable costs	134,908	645	135,553
Total revenues	179,752	1,816	181,568
Expenses:
Compensation and benefits	30,656	1,135	31,791
Equity based compensation	2,083	136	2,219
Total compensation and benefits expense	32,739	1,271	34,010
General and administrative	6,674	997	7,671
Other reimbursable expenses	119,558	—	119,558
Depreciation and amortization	227	9	236
Total expenses	159,198	2,277	161,475
Operating income (loss)	20,554	(461)	20,093
Interest and other income	49	8	57
Unrealized gain on equity method investments accounted for under the fair value option	1,138	58	1,196
Income (loss) before income tax expense	21,741	(395)	21,346
Income tax expense	—	(3,054)	(3,054)
Net income (loss)	$21,741	$(3,449)	$18,292

Total assets	$479,773	$42,629	$522,402
(1)    Intersegment revenues of $1,001 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Three Months Ended December 31, 2020
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$40,488	$259	$40,747
Advisory services	—	586	586
Total management and advisory services revenues	40,488	845	41,333
Reimbursable compensation and benefits	12,789	436	13,225
Reimbursable equity based compensation	3,003	—	3,003
Other reimbursable expenses	99,385	—	99,385
Total reimbursable costs	115,177	436	115,613
Total revenues	155,665	1,281	156,946
Expenses:
Compensation and benefits	27,869	1,625	29,494
Equity based compensation	3,517	44	3,561
Separation costs	4,159	—	4,159
Total compensation and benefits expense	35,545	1,669	37,214
General and administrative	5,253	1,007	6,260
Other reimbursable expenses	99,385	—	99,385
Transaction and acquisition related costs	68	49	117
Depreciation and amortization	227	11	238
Total expenses	140,478	2,736	143,214
Operating income (loss)	15,187	(1,455)	13,732
Interest and other income	218	13	231
Equity in earnings of investees	—	424	424
Unrealized gain on equity method investment accounted for under the fair value option	8,122	—	8,122
Income (loss) before income tax expense	23,527	(1,018)	22,509
Income tax expense	—	(2,756)	(2,756)
Net income (loss)	$23,527	$(3,774)	$19,753

Total assets	$651,689	$46,704	$698,393
(1)    Intersegment revenues of $1,142 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2021 Annual Report.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses. As of December 31, 2021, RMR LLC managed approximately 2,100 properties in 47 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain, grow and increase the value of their businesses, to assist our Managed Operating Companies to grow their businesses and operate profitably and to expand successfully our Managed Private Real Estate clients through the execution of new business ventures we may pursue. Our business and the businesses of our clients generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net in migration or out migration in different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our clients.
We, on behalf of our clients and ourselves, also attempt to take advantage of opportunities in the real estate market when they arise. For example: (i) on March 31, 2020, ILPT completed a $680 million joint venture with an unrelated third party institutional investor, which was expanded to include a large, top tier global sovereign wealth fund, as a second outside investor to this joint venture on November 18, 2020 and has subsequently grown by new acquisitions of industrial properties; (ii) SVC transitioned over 200 hotels from other hotel operators to Sonesta, which on March 17, 2021, completed its acquisition of RLH Corporation, establishing it as one of the largest hotel companies in the U.S. and expanding its franchising capabilities; (iii) on September 30, 2021, SEVN and TRMT merged, resulting in a larger, more diversified mortgage REIT with an expanded capital base; and (iv) on November 5, 2021, ILPT entered into a definitive agreement to acquire 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties from Monmouth Real Estate Investment Corporation, or MNR, in an all-cash transaction valued at approximately $4.0 billion. In addition, we balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. In addition, the COVID-19 pandemic and related public health restrictions have had a particularly severe impact on certain industries in which our clients operate, including, hospitality, travel, service retail, senior housing and rehabilitation services. Many of the restrictions that had been imposed in the U.S. during the COVID-19 pandemic have since been lifted and commercial activity in the U.S. has generally increasingly returned to pre-pandemic practices and operations, although recent variants of the virus have caused increased infections and resulted in governments and businesses implementing or adopting certain requirements, including proof of vaccinations and mask wearing. There remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus. For further information and risks related to the COVID-19 pandemic on us and our business, see “Risk Factors” included in Part I, Item 1A of our 2021 Annual Report.

While our clients continue to face challenges related to the COVID-19 pandemic, we continue to believe that our current financial resources enable us to withstand the COVID-19 pandemic. As of December 31, 2021, we had $181,887 in cash and cash equivalents, no debt and for the three months ended December 31, 2021, we generated cash from operations of $34,968.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers, which are separately managed by our Managed Operating Companies or a third party. Also under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs based on a percentage of the cost of such construction. For further information regarding the fees we earn, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of December 31, 2021 and 2020, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		December 31,
REIT	Primary Strategy	2021	2020
DHC	Medical office and life science properties, senior living communities and wellness centers	$4,457,630	$4,523,958
ILPT	Industrial and logistics properties	1,897,426	1,963,013
OPI	Office properties primarily leased to single tenants, including the government	3,813,203	3,340,627
SVC	Hotels and net lease service and necessity-based retail properties	8,651,159	8,158,795
		$18,819,418	$17,986,393
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
The basis on which our base business management fees are calculated for the three months ended December 31, 2021 and 2020 may differ from the basis at the end of the periods presented in the table above. As of December 31, 2021, the market capitalization was lower than the historical cost of assets under management for DHC, OPI and SVC; the historical cost of assets under management for DHC, OPI and SVC as of December 31, 2021, were $7,364,743, $6,117,252 and $12,306,220, respectively. For ILPT, the historical cost of assets under management were lower than its market capitalization of $2,470,395 as of December 31, 2021.

The fee revenues we earned from the Managed Equity REITs for the three months ended December 31, 2021 and 2020 are set forth in the following tables:

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Base Business	Property		Base Business	Property
	Management	Management		Management	Management
REIT	Revenues	Revenues	Total	Revenues	Revenues	Total
DHC	$5,866	$3,259	$9,125	$5,165	$3,757	$8,922
ILPT	2,768	1,747	4,515	3,099	1,775	4,874
OPI	4,574	5,990	10,564	3,895	5,372	9,267
SVC	10,446	1,224	11,670	9,396	821	10,217
	$23,654	$12,220	$35,874	$21,555	$11,725	$33,280
Managed Operating Companies and Managed Private Real Estate Capital
We provide business management services to the Managed Operating Companies. ALR operates senior living communities throughout the United States, many of which are owned by and managed for DHC. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of the U.S. hotels that Sonesta operates are owned by SVC. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. Generally, our fees earned from business management services to the Managed Operating Companies are based on a percentage of certain revenues.
In addition, we also provide management services to the Managed Private Real Estate Capital clients and earn fees based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction management fees based on a percentage of the cost of construction activities.
Our fee revenues from services to the Managed Operating Companies and the Managed Private Real Estate Capital clients for the three months ended December 31, 2021 and 2020, are set forth in the following tables:

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Base Business	Property		Base Business	Property
	Management	Management		Management	Management
	Revenues	Revenues	Total	Revenues	Revenues	Total
ABP Trust	$589	$507	$1,096	$583	$473	$1,056
Other private entities	812	492	1,304	333	181	514
ALR	1,145	—	1,145	1,976	—	1,976
Sonesta	1,814	—	1,814	353	—	353
TA	3,611	—	3,611	3,309	—	3,309
	$7,971	$999	$8,970	$6,554	$654	$7,208
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
RMR Advisors merged into Tremont Realty Capital on January 6, 2021 and previously provided advisory services for SEVN (then RMRM), when it was a registered investment company. Until January 5, 2021, RMR Advisors was compensated pursuant to its agreement with SEVN (then RMRM) at a percentage of SEVN’s average daily managed assets, as defined in the agreement.

Tremont Realty Capital or RMR Advisors, as applicable, earned management and advisory services revenue from SEVN and TRMT of $1,118 and $586 for the three months ended December 31, 2021 and 2020, respectively.
The Tremont business acts as a transaction broker for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such brokerage services of $53 and $259 for the three months ended December 31, 2021 and 2020, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended December 31, 2021, Compared to the Three Months Ended December 31, 2020
The following table presents the changes in our operating results for the three months ended December 31, 2021 compared to the three months ended December 31, 2020:

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
Revenues:
Management services	$44,897	$40,747	$4,150	10.2%
Advisory services	1,118	586	532	90.8%
Total management and advisory services revenues	46,015	41,333	4,682	11.3%
Reimbursable compensation and benefits	14,397	13,225	1,172	8.9%
Reimbursable equity based compensation	1,598	3,003	(1,405)	(46.8)%
Other reimbursable expenses	119,558	99,385	20,173	20.3%
Total reimbursable costs	135,553	115,613	19,940	17.2%
Total revenues	181,568	156,946	24,622	15.7%
Expenses:
Compensation and benefits	31,791	29,494	2,297	7.8%
Equity based compensation	2,219	3,561	(1,342)	(37.7)%
Separation costs	—	4,159	(4,159)	n/m
Total compensation and benefits expense	34,010	37,214	(3,204)	(8.6)%
General and administrative	7,671	6,260	1,411	22.5%
Other reimbursable expenses	119,558	99,385	20,173	20.3%
Transaction and acquisition related costs	—	117	(117)	n/m
Depreciation and amortization	236	238	(2)	(0.8)%
Total expenses	161,475	143,214	18,261	12.8%
Operating income	20,093	13,732	6,361	46.3%
Interest and other income	57	231	(174)	(75.3)%
Equity in earnings of investees	—	424	(424)	n/m
Unrealized gain on equity method investments accounted for under the fair value option	1,196	8,122	(6,926)	(85.3)%
Income before income tax expense	21,346	22,509	(1,163)	(5.2)%
Income tax expense	(3,054)	(2,756)	(298)	(10.8)%
Net income	18,292	19,753	(1,461)	(7.4)%
Net income attributable to noncontrolling interest	(10,250)	(10,856)	606	5.6%
Net income attributable to The RMR Group Inc.	$8,042	$8,897	$(855)	(9.6)%
n/m - not meaningful
Management services revenue. Management services revenue increased $4,150 primarily due (i) increases in the average enterprise value of DHC, OPI and SVC resulting in increases to base business management fees of $701, $679 and $1,050, respectively, (ii) increases in construction supervision fees earned from OPI and SVC aggregating $912 due in part to increased development activity, and (iii) an increase in management fees earned from Sonesta of $1,461 primarily resulting from an increase in the number of hotels that it manages and franchises during the current period, partially offset by a decline in management fees earned from ALR of $831 driven by COVID-19 pandemic related adverse impacts to its business and the transition of senior living communities to other operators during the second half of calendar 2021.
Advisory services revenue. Advisory services revenue increased $532 primarily due to the expiration of the fee waiver that was previously provided to TRMT in effect until December 31, 2020.
Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and were paid by tenants of our clients. Reimbursable compensation and benefits increased $1,172 primarily due to annual increases in employee compensation and benefits for which we receive reimbursement.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation decreased $1,405 as a result of decreases in our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $2,297 primarily due to merit increases effective on October 1, 2021 and estimated bonus cost increases for the current fiscal year.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our equity compensation plan and by our clients. Equity based compensation decreased $1,342 primarily due to decreases in our clients’ respective share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $1,411 primarily due to increased third-party costs related to our expanded role in hotel and senior living construction oversight, in addition to increases in technology infrastructure costs, travel and recruiting fees.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $117 primarily due to costs incurred in the prior period in connection with RMRM’s conversion from a registered investment company to a commercial mortgage REIT.
Depreciation and amortization. Depreciation and amortization expense was relatively unchanged from the prior period.
Interest and other income. Interest and other income decreased $174 primarily due to lower interest earned during the current period as a result of lower interest rates and average cash balances invested, compared to the prior period.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our equity interest in TRMT until September 30, 2021, when it merged with and into SEVN. For further information, see Note 3, Equity Method Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Unrealized gain on equity method investments accounted for under the fair value option. Unrealized gain on equity method investments accounted for under the fair value option represents the gain or loss on our investments in SEVN and TA common shares. For further information, see Note 3, Equity Method Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense of $298 is primarily attributable to a one-time reduction in our income tax provision recorded during the prior period of $520 related to final tax regulations released in December 2020. For further information, see Note 4, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of December 31, 2021 and September 30, 2021, we had cash and cash equivalents of $181,887 and $159,835, respectively, of which $22,685 and $23,338, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2021 and September 30, 2021, $131,109 and $131,065, respectively, of our cash and cash equivalents were invested in money market funds. Our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, in the next twelve months.
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
On November 5, 2021, ILPT entered into a definitive agreement to acquire all of the outstanding shares of MNR for $21.00 per share in an all-cash transaction valued at approximately $4.0 billion. This acquisition will add 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties to ILPT’s existing high-quality portfolio. ILPT expects to fund the transaction with a combination of debt and joint venture equity investments. This acquisition is subject to customary closing conditions, including MNR shareholder approval, and is expected to close in the first half of calendar 2022. We expect this acquisition to result in incremental increases in business management and property management fees which will vary based on how ILPT ultimately funds the transaction. There can be no assurance that the acquisition will close on the current terms, anticipated timing or at all.
During the three months ended December 31, 2021, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $10,764. On January 13, 2022, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of January 24, 2022 in the amount of $0.38 per Class A Common Share and Class B-1 Common Share, or $6,264. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.30 per unit, or $9,446, of which $4,946 will be distributed to us based on our aggregate ownership of 16,485,011 membership units of RMR LLC and $4,500 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $10,764 and we expect to pay this dividend on or about February 17, 2022. See Note 7, Shareholders’ Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
For the three months ended December 31, 2021, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $4,158, of which $2,179 was distributed to us and $1,979 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $2,179 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $1,979 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use a portion of these funds distributed to us to pay our tax liabilities and amounts due under the Tax Receivable Agreement described in Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Our changes in cash flows for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 were as follows: (i) net cash from operating activities increased $7,308 from $27,660 in the prior period to $34,968 in the current period; (ii) net cash used in investing activities decreased $395 from $560 in the prior period to $165 in the current period; and (iii) net cash used in financing activities decreased $799 from $13,550 in the prior period to $12,751 in the current period.
The increase in cash from operating activities for the three months ended December 31, 2021, compared to the prior year period primarily reflects increases in net income, excluding the impacts of non-cash gains, and changes in working capital. The decrease in cash used in investing activities for the three months ended December 31, 2021 compared to the prior year period was due to a decrease in purchases of property and equipment. Cash used in financing activities for the three months ended December 31, 2021 decreased primarily due to lower tax distributions based on current estimates for taxable income in this fiscal year.

As of December 31, 2021, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a Tax Receivable Agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the Tax Receivable Agreement. See Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—Tax Receivable Agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of December 31, 2021, our condensed consolidated balance sheet reflects a liability related to the Tax Receivable Agreement of $27,792, of which we expect to pay $2,215 to ABP Trust during the fourth quarter of fiscal year 2022.
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted in foreign currencies. As a result, we are not now subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our clients’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. See Part I, Item 1A “Risk Factors” of our 2021 Annual Report for the risks to us and our clients related to the COVID-19 pandemic.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, one of our Managing Directors, as well as our clients. For further information about these and other such relationships and related person transactions, please see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2021 Annual Report, our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in our 2021 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•litigation risks;
•risks related to acquisitions, dispositions and other activities by or among our clients, such as ILPT’s recent agreement to acquire MNR including, among other things, whether such transaction will close on the current terms, anticipated timing or at all, or that there will be any incremental increases in our business management and property management fees as a result of this transaction;
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
For example:
•We have a limited number of clients. We have long term contracts with our Managed Equity REITs; however, the other contracts under which we earn our revenues are for shorter terms, and the long term contracts with our Managed Equity REITs and our other contracts with other clients may be terminated in certain circumstances. The termination or loss of any of our management contracts may have a material adverse impact upon our revenues, profits, cash flows and business reputation;
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
•The fact that we have earned significant incentive business management fees from certain of our Managed Equity REITs in previous years may imply that we will earn incentive business management fees in future years. The incentive business management fees that we may earn from our Managed Equity REITs are based upon total returns realized by the REITs’ shareholders compared to the total shareholders return of certain identified indices. We have only limited control over the total returns realized by shareholders of the Managed Equity REITs and effectively no control over indexed total returns. There can be no assurance that we will earn any incentive business management fees from our Managed Equity REITs in the future;
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
•We state that our cash and cash equivalents balance leaves us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, in the next 12 months. This statement may imply that we will successfully identify and execute one or more capital allocation strategies in the next 12 months and that any capital allocation strategy we may pursue will be successful and benefit us and our shareholders. However, identifying and executing on capital allocation strategies are subject to various uncertainties and risks and may take an extended period to realize any resulting benefit to our business. In addition, we may elect to not pursue a capital allocation strategy or abandon any such strategy we may pursue; and
•The COVID-19 pandemic may have lasting affects on our business and the businesses of our clients. Our business is dependent on revenue generated from sectors that have been and may continue to be adversely impacted by COVID-19 to a greater degree than other sectors. Further, our revenues from other sectors may become increasingly adversely impacted by COVID-19. Accordingly, there can be no assurances that we will be able to successfully manage through the COVID-19 pandemic, resulting market disruptions and their aftermath, or that we will be able to take advantage of any resulting opportunities.
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
We have based our forward-looking statements on our current expectations about future events that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, our forward-looking statements should not be relied on as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected or implied in our forward-looking statements. The matters discussed in this warning should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our 2021 Annual Report, including the “Risk Factors” section of our 2021 Annual Report. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors from those we previously provided in our 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2021:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
October 2021	225	$34.05	N/A	N/A
Total	225	$34.05	N/A	N/A
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
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: January 27, 2022