Form 10-Q
period 2022-03-31
RMR GROUP INC.
filed 2022-05-04
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 3, 2022, there were 15,501,536 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

March 31, 2022

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	March 31,	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$181,740	$159,835
Due from related parties	96,212	88,661
Prepaid and other current assets	6,051	6,021
Total current assets	284,003	254,517

Property and equipment, net	2,604	2,218
Due from related parties, net of current portion	25,244	14,331
Equity method investments accounted for under the fair value option	35,904	39,476
Goodwill and intangible assets, net of amortization	2,075	2,094
Operating lease right of use assets	30,752	32,293
Deferred tax asset	18,394	18,671
Other assets, net of amortization	129,603	134,311
Total assets	$528,579	$497,911

Liabilities and Equity
Current liabilities:
Reimbursable accounts payable and accrued expenses	$64,897	$55,115
Accounts payable and accrued expenses	22,528	15,027
Operating lease liabilities	5,066	4,922
Employer compensation liability	3,386	6,076
Total current liabilities	95,877	81,140

Operating lease liabilities, net of current portion	27,312	29,148
Amounts due pursuant to tax receivable agreement, net of current portion	25,577	25,577
Employer compensation liability, net of current portion	25,244	14,331
Total liabilities	174,010	150,196

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,501,536 and 15,485,236 shares issued and outstanding, respectively	16	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	111,667	109,910
Retained earnings	336,379	321,945
Cumulative common distributions	(249,295)	(236,766)
Total shareholders’ equity	198,783	195,120
Noncontrolling interest	155,786	152,595
Total equity	354,569	347,715
Total liabilities and equity	$528,579	$497,911
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenues:
Management services	$48,151	$40,242	$93,048	$80,989
Incentive business management fees	—	620	—	620
Advisory services	1,137	1,129	2,255	1,715
Total management and advisory services revenues	49,288	41,991	95,303	83,324
Reimbursable compensation and benefits	13,506	13,159	27,903	26,384
Reimbursable equity based compensation	1,367	1,206	2,965	4,209
Other reimbursable expenses	133,493	75,208	253,051	174,593
Total reimbursable costs	148,366	89,573	283,919	205,186
Total revenues	197,654	131,564	379,222	288,510
Expenses:
Compensation and benefits	31,710	30,586	63,501	60,080
Equity based compensation	1,988	1,752	4,207	5,313
Separation costs	217	—	217	4,159
Total compensation and benefits expense	33,915	32,338	67,925	69,552
General and administrative	8,470	7,104	16,141	13,364
Other reimbursable expenses	133,493	75,208	253,051	174,593
Transaction and acquisition related costs	—	296	—	413
Depreciation and amortization	242	251	478	489
Total expenses	176,120	115,197	337,595	258,411
Operating income	21,534	16,367	41,627	30,099
Interest and other income	66	204	123	435
Equity in earnings of investees	—	303	—	727
Unrealized (loss) gain on equity method investments accounted for under the fair value option	(4,560)	(3,402)	(3,364)	4,720
Income before income tax expense	17,040	13,472	38,386	35,981
Income tax expense	(2,451)	(1,992)	(5,505)	(4,748)
Net income	14,589	11,480	32,881	31,233
Net income attributable to noncontrolling interest	(8,197)	(6,539)	(18,447)	(17,395)
Net income attributable to The RMR Group Inc.	$6,392	$4,941	$14,434	$13,838

Weighted average common shares outstanding - basic	16,329	16,256	16,327	16,254
Weighted average common shares outstanding - diluted	31,331	31,280	31,328	31,254

Net income attributable to The RMR Group Inc. per common share - basic	$0.39	$0.30	$0.88	$0.84
Net income attributable to The RMR Group Inc. per common share - diluted	$0.39	$0.30	$0.88	$0.81
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2021	$15	$1	$15	$109,910	$321,945	$(236,766)	$195,120	$152,595	$347,715
Share awards, net	—	—	—	613	—	—	613	—	613
Net income	—	—	—	—	8,042	—	8,042	10,250	18,292
Tax distributions to member	—	—	—	—	—	—	—	(1,979)	(1,979)
Common share distributions	—	—	—	—	—	(6,264)	(6,264)	(4,500)	(10,764)
Balance at December 31, 2021	15	1	15	110,523	329,987	(243,030)	197,511	156,366	353,877
Share awards, net	1	—	—	1,144	—	—	1,145	—	1,145
Net income	—	—	—	—	6,392	—	6,392	8,197	14,589
Tax distributions to member	—	—	—	—	—	—	—	(4,277)	(4,277)
Common share distributions	—	—	—	—	—	(6,265)	(6,265)	(4,500)	(10,765)
Balance at March 31, 2022	$16	$1	$15	$111,667	$336,379	$(249,295)	$198,783	$155,786	$354,569

Balance at September 30, 2020	$15	$1	$15	$106,622	$286,249	$(96,983)	$295,919	$244,983	$540,902
Share awards, net	—	—	—	1,012	—	—	1,012	—	1,012
Net income	—	—	—	—	8,897	—	8,897	10,856	19,753
Tax distributions to member	—	—	—	—	—	—	—	(2,820)	(2,820)
Common share distributions	—	—	—	—	—	(6,230)	(6,230)	(4,500)	(10,730)
Balance at December 31, 2020	15	1	15	107,634	295,146	(103,213)	299,598	248,519	548,117
Share awards, net	—	—	—	1,298	—	—	1,298	—	1,298
Net income	—	—	—	—	4,941	—	4,941	6,539	11,480
Tax distributions to member	—	—	—	—	—	—	—	(4,459)	(4,459)
Common share distributions	—	—	—	—	—	(6,230)	(6,230)	(4,500)	(10,730)
Balance at March 31, 2021	$15	$1	$15	$108,932	$300,087	$(109,443)	$299,607	$246,099	$545,706
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$32,881	$31,233
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	478	489
Straight line office rent	(151)	47
Amortization expense related to other assets	4,708	4,708
Deferred income taxes	277	1,434
Operating expenses paid in The RMR Group Inc. common shares	1,789	2,329
Equity in earnings of investees	—	(727)
Distributions from equity method investments	208	864
Unrealized loss (gain) on equity method investments accounted for under the fair value option	3,364	(4,720)
Changes in assets and liabilities:
Due from related parties	(10,241)	(419)
Prepaid and other current assets	(30)	(4,677)
Reimbursable accounts payable and accrued expenses	9,782	(5,492)
Accounts payable and accrued expenses	7,266	11,036
Net cash from operating activities	50,331	36,105

Cash Flows from Investing Activities:
Purchase of property and equipment	(610)	(758)
Net cash used in investing activities	(610)	(758)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(15,256)	(16,279)
Distributions to common shareholders	(12,529)	(12,460)
Repurchase of common shares	(31)	(19)
Net cash used in financing activities	(27,816)	(28,758)

Increase in cash and cash equivalents	21,905	6,589
Cash and cash equivalents at beginning of period	159,835	369,663
Cash and cash equivalents at end of period	$181,740	$376,252

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$4,486	$6,266
Fair value of share based payments recorded	$2,965	$4,209
Recognition of right of use assets and related lease liabilities	$783	$1,669
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
As of March 31, 2022, RMR Inc. owned 15,501,536 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.4% of the economic interest of RMR LLC as of March 31, 2022. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.6% of the economic interest of RMR LLC as of March 31, 2022, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, Chair of our Board and one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of March 31, 2022, managed a diverse portfolio of real estate and real estate related businesses. RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs.
RMR LLC also provides management services to three real estate operating companies: AlerisLife Inc., or ALR, a publicly traded operator of senior living communities, many of which are owned by DHC; Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of the U.S. hotels that Sonesta operates are owned by SVC; and TravelCenters of America Inc., or TA, an operator and franchisor of travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. ALR, Sonesta and TA are collectively referred to as the Managed Operating Companies.
In addition, RMR LLC provides management services to private capital vehicles, including ABP Trust and its subsidiaries, or collectively ABP Trust, and other private entities that own commercial real estate of which certain of our Managed Equity REITs own minority equity interests. In these financial statements, we refer to these clients as the Managed Private Real Estate Capital clients.
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
We earned aggregate base business management fees from the Managed Equity REITs of $23,985 and $22,573 for the three months ended March 31, 2022 and 2021, respectively, and $47,639 and $44,128 for the six months ended March 31, 2022 and 2021, respectively.
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
Other Management Agreements
Managed Operating Companies — We earn management fees by providing continuous services pursuant to the management agreements from the Managed Operating Companies equal to 0.6% of: (i) in the case of ALR, ALR’s revenues

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
from all sources reportable under GAAP, less any revenues reportable by ALR with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP; and (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues. These management fees are estimated and payable in cash monthly in advance.
We earned aggregate fees from the Managed Operating Companies of $6,460 and $5,374 for the three months ended March 31, 2022 and 2021, respectively, and $13,030 and $11,012 for the six months ended March 31, 2022 and 2021, respectively.
Managed Private Real Estate Capital — We earn management fees from the Managed Private Real Estate Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable in cash monthly in arrears.
We earned aggregate fees from the Managed Private Real Estate Capital clients of $2,758 and $1,271 for the three months ended March 31, 2022 and 2021, respectively, and $4,159 and $2,187 for the six months ended March 31, 2022 and 2021, respectively.
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
For the three months ended March 31, 2022 and 2021, we earned aggregate property management fees of $14,948 and $11,024, respectively, including construction supervision fees of $3,794 and $1,327, respectively. For the six months ended March 31, 2022 and 2021, we earned aggregate property management fees of $28,167 and $23,403, respectively, including construction supervision fees of $7,027 and $3,829, respectively.
Management Agreements with Advisory Clients
Tremont Realty Capital is primarily compensated pursuant to its management agreements with SEVN (beginning January 6, 2021) and TRMT (until September 30, 2021 when it was terminated in connection with the Merger) at an annual rate of 1.5% of equity, as defined in the applicable agreements. Tremont Realty Capital waived any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until December 31, 2020.
We earned advisory services revenue of $1,137 and $1,129 for the three months ended March 31, 2022 and 2021, respectively, and $2,255 and $1,715 for the six months ended March 31, 2022 and 2021, respectively.
Tremont Realty Capital may also earn an incentive fee under its management agreements with SEVN (beginning the second calendar quarter of 2021) and TRMT (until September 30, 2021) equal to, with respect to each company, the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Realty Capital with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from January 5, 2021 for SEVN) in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont Realty Capital did not earn incentive fees from SEVN for the three and six months ended March 31, 2022 and earned incentive fees from TRMT of $620 for the three and six months ended March 31, 2021.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it brokers. The Tremont business did not earn fees for such brokerage services during the three months ended March 31, 2022 and 2021. For the six months ended March 31, 2022 and 2021, the Tremont business earned fees for such brokerage services of $53 and $259, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.
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
Note 3. Equity Method Investments
As of March 31, 2022, we had equity method investments in SEVN and TA that were accounted for under the fair value option.
Seven Hills Realty Trust
As of March 31, 2022, Tremont Realty Capital owned 825,651, or approximately 5.7%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. As a result of the Merger, we elected the fair value option to account for our equity method investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN at March 31, 2022 and September 30, 2021, based on quoted market prices, was $9,189 and $8,513, respectively, and is included in equity method investments accounted for under the fair value option in our condensed consolidated balance sheets. The unrealized gain in our condensed consolidated statements of income related to our investment in SEVN was $826 and $884 for the three and six months ended March 31, 2022, respectively. During the three and six months ended March 31, 2022, we received distributions from SEVN of $208.
Immediately prior to the consummation of the Merger, Tremont Realty Capital owned 1,600,100, or approximately 19.3%, of TRMT’s then outstanding common shares that were accounted for under the equity method of accounting. Pursuant to the equity method, we recorded our share of earnings from our investment in TRMT in equity in earnings of investees in our condensed consolidated statements of income which totaled $303 and $727 for the three and six months ended March 31, 2021, respectively. We received aggregate distributions from TRMT of $847 and $864 during the three and six months ended March 31, 2021, respectively. Pursuant to the Merger, each common share of TRMT converted to 0.516 common shares of SEVN.
TravelCenters of America Inc.
As of March 31, 2022, we owned 621,853, or approximately 4.2%, of TA’s outstanding common shares. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in TA at March 31, 2022 and September 30, 2021, based on quoted market prices, was $26,715 and $30,963, respectively, and is included in equity method investments accounted for under the

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
fair value option in our condensed consolidated balance sheets. The unrealized (loss) gain in our condensed consolidated statements of income related to our investment in TA was $(5,386) and $(3,402) for the three months ended March 31, 2022 and 2021, respectively, and $(4,248) and $4,720 for the six months ended March 31, 2022 and 2021, respectively.
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
For the three months ended March 31, 2022 and 2021, we recognized estimated income tax expense of $2,451 and $1,992, respectively, which includes $1,799 and $1,462, respectively, of U.S. federal income tax and $652 and $530, respectively, of state income taxes. For the six months ended March 31, 2022 and 2021, we recognized estimated income tax expense of $5,505 and $4,748, respectively, which includes $4,043 and $3,486, respectively, of U.S. federal income tax and $1,462 and $1,262, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.1%	3.3%	3.1%	3.2%
Permanent items	0.4%	0.7%	0.3%	0.6%
Net income attributable to noncontrolling interest	(10.1)%	(10.2)%	(10.1)%	(10.1)%
Other (1)	—%	—%	—%	(1.5)%
Total	14.4%	14.8%	14.3%	13.2%
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
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of March 31, 2022 and 2021, we had no uncertain tax positions.
Note 5. Fair Value of Financial Instruments
As of March 31, 2022 and September 30, 2021, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The following are our assets and liabilities that have been measured at fair value using Level 1 inputs in the fair value hierarchy as of March 31, 2022 and September 30, 2021:

	March 31,	September 30,
	2022	2021
Money market funds included in cash and cash equivalents	$156,155	$131,065
Current portion of due from related parties related to share based payment awards	3,386	6,076
Long term portion of due from related parties related to share based payment awards	25,244	14,331
Equity method investment in SEVN	9,189	8,513
Equity method investment in TA	26,715	30,963
Current portion of employer compensation liability related to share based payment awards	3,386	6,076
Long term portion of employer compensation liability related to share based payment awards	25,244	14,331
Note 6. Related Person Transactions
Adam D. Portnoy, Chair of our Board and one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. As of March 31, 2022, Adam D. Portnoy beneficially owned, in aggregate, (i) 173,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC. Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer, is also an officer of ABP Trust and an officer and employee of RMR LLC.
Adam D. Portnoy is the chair of the board of each of the Managed REITs, ALR and TA, a managing trustee or managing director of each of the Managed REITs, ALR and TA, a director of Sonesta (and its parent) and the controlling shareholder of Sonesta (and its parent). Jennifer B. Clark is a managing trustee of OPI, a managing director of ALR and a director of Sonesta (and its parent), and she previously served as a managing trustee of each of DHC and SEVN until June 3, 2021 and January 5, 2021, respectively. Ms. Clark also serves as the secretary of all our publicly traded clients and Sonesta.
As of March 31, 2022, Adam D. Portnoy beneficially owned, in aggregate, 6.2% of ALR’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 4.4% of TA’s outstanding common shares (including through RMR LLC) and 7.4% of SEVN’s outstanding common shares (including through Tremont Realty Capital).
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended March 31, 2022 and 2021, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Managed Public Real Estate Capital:(1)
DHC	$7,404	$32,720	$40,124	$8,652	$30,901	$39,553
ILPT	7,227	5,581	12,808	4,173	4,476	8,649
OPI	10,518	70,479	80,997	8,628	41,930	50,558
SVC	11,722	22,494	34,216	11,281	3,354	14,635
Total Managed Equity REITs	36,871	131,274	168,145	32,734	80,661	113,395
SEVN	1,137	1,287	2,424	751	941	1,692
TRMT (2)	—	—	—	998	672	1,670
	38,008	132,561	170,569	34,483	82,274	116,757

Managed Private Real Estate Capital:(1)
ABP Trust	995	6,525	7,520	1,042	5,348	6,390
Other private entities	3,825	9,020	12,845	1,092	1,626	2,718
	4,820	15,545	20,365	2,134	6,974	9,108

Managed Operating Companies:
ALR	1,226	61	1,287	1,803	115	1,918
Sonesta	1,787	38	1,825	636	79	715
TA	3,447	161	3,608	2,935	131	3,066
	6,460	260	6,720	5,374	325	5,699

Total revenues from related parties	49,288	148,366	197,654	41,991	89,573	131,564
Revenues from unrelated parties	—	—	—	—	—	—
	$49,288	$148,366	$197,654	$41,991	$89,573	$131,564
(1)On December 23, 2021, DHC sold an incremental 35% equity interest in its existing joint venture with an institutional investor, after which DHC retained a 20% equity interest in this joint venture. As a result, the management fees earned with respect to this joint venture are characterized as Managed Private Real Estate Capital for periods on and after December 23, 2021 and as Managed Public Real Estate Capital for periods prior to December 23, 2021. In addition, on January 31, 2022, DHC sold an 80% equity interest in another joint venture with two global institutional investors, after which DHC retained a 20% equity interest in this joint venture. Similarly, the management fees earned with respect to this joint venture are characterized as Managed Private Real Estate Capital for periods on and after January 31, 2022 and as Managed Public Real Estate Capital for periods prior to January 31, 2022.
(2)As discussed in Note 1, Basis of Presentation, TRMT merged with and into SEVN on September 30, 2021, with SEVN continuing as the surviving company. This table presents revenues for the three months ended March 31, 2021, for TRMT separately as they relate to a period prior to the Merger.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the six months ended March 31, 2022 and 2021, we recognized revenues from related parties as set forth in the following table:

	Six Months Ended March 31, 2022			Six Months Ended March 31, 2021
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Managed Public Real Estate Capital: (1)
DHC	$16,529	$67,923	$84,452	$17,574	$73,185	$90,759
ILPT	11,742	12,261	24,003	9,047	9,667	18,714
OPI	21,082	141,166	162,248	17,895	97,457	115,352
SVC	23,392	33,229	56,621	21,498	8,366	29,864
Total Managed Equity REITs	72,745	254,579	327,324	66,014	188,675	254,689
SEVN	2,255	3,557	5,812	1,300	941	2,241
TRMT (2)	—	—	—	1,035	1,638	2,673
	75,000	258,136	333,136	68,349	191,254	259,603

Managed Private Real Estate Capital: (1)
ABP Trust	2,091	12,841	14,932	2,098	10,565	12,663
Other private entities	5,129	12,050	17,179	1,606	2,661	4,267
	7,220	24,891	32,111	3,704	13,226	16,930

Managed Operating Companies:
ALR	2,371	146	2,517	3,779	185	3,964
Sonesta	3,601	38	3,639	989	79	1,068
TA	7,058	708	7,766	6,244	442	6,686
	13,030	892	13,922	11,012	706	11,718

Total revenues from related parties	95,250	283,919	379,169	83,065	205,186	288,251
Revenues from unrelated parties	53	—	53	259	—	259
	$95,303	$283,919	$379,222	$83,324	$205,186	$288,510
(1)On December 23, 2021, DHC sold an incremental 35% equity interest in its existing joint venture with an institutional investor, after which DHC retained a 20% equity interest in this joint venture. As a result, the management fees earned with respect to this joint venture are characterized as Managed Private Real Estate Capital for periods on and after December 23, 2021 and as Managed Public Real Estate Capital for periods prior to December 23, 2021. In addition, on January 31, 2022, DHC sold an 80% equity interest in another joint venture with two global institutional investors, after which DHC retained a 20% equity interest in this joint venture. Similarly, the management fees earned with respect to this joint venture are characterized as Managed Private Real Estate Capital for periods on and after January 31, 2022 and as Managed Public Real Estate Capital for periods prior to January 31, 2022.
(2)As discussed in Note 1, Basis of Presentation, TRMT merged with and into SEVN on September 30, 2021, with SEVN continuing as the surviving company. This table presents revenues for the six months ended March 31, 2021, for TRMT separately as they relate to a period prior to the Merger.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	March 31, 2022			September 30, 2021
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Managed Public Real Estate Capital:
DHC	$4,815	$20,478	$25,293	$6,005	$17,866	$23,871
ILPT	4,767	7,362	12,129	2,934	6,928	9,862
OPI	7,958	39,539	47,497	8,625	33,693	42,318
SVC	5,068	3,673	8,741	5,841	8,992	14,833
Total Managed Equity REITs	22,608	71,052	93,660	23,405	67,479	90,884
SEVN	1,119	1,098	2,217	1,717	1,180	2,897
	23,727	72,150	95,877	25,122	68,659	93,781

Managed Private Real Estate Capital:
ABP Trust	1,116	2,081	3,197	1,202	2,678	3,880
Other private entities	2,647	4,696	7,343	869	770	1,639
	3,763	6,777	10,540	2,071	3,448	5,519

Managed Operating Companies:
ALR	114	1,819	1,933	136	422	558
Sonesta	240	—	240	17	—	17
TA	85	12,781	12,866	124	2,993	3,117
	439	14,600	15,039	277	3,415	3,692
	$27,929	$93,527	$121,456	$27,470	$75,522	$102,992
Leases
As of March 31, 2022, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,468 and $1,443 for the three months ended March 31, 2022 and 2021, respectively, and $2,974 and $2,826 for the six months ended March 31, 2022 and 2021, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. As of March 31, 2022, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $27,792, including $2,215 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2022.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, subject to future adjustment based on actual results. For the six months ended March 31, 2022 and 2021, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $13,186 and $15,426, respectively, of which $6,930 and $8,147, respectively, was distributed to us and $6,256 and $7,279, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
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
For the three and six months ended March 31, 2022 and 2021, we recognized cash and equity based separation costs as set forth in the following table:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Former executive officers:
Cash separation costs	$—	$—	$—	$2,900
Equity based separation costs	—	—	—	295
	—	—	—	3,195
Former nonexecutive officers:
Cash separation costs (1)	217	—	217	805
Equity based separation costs	—	—	—	159
	217	—	217	964
Total separation costs	$217	$—	$217	$4,159
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
On March 10, 2022, we awarded 3,000 of our Class A Common Shares, valued at $30.36 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Directors as part of his or her annual compensation for serving as a Director. For the three and six months ended March 31, 2022, we recorded general and administrative expense of $547 for these awards.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Equity based compensation expense related to shares awarded to certain officers and employees was $621 and $546 for the three months ended March 31, 2022 and 2021, respectively, and $1,242 and $1,104 for the six months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had 158,730 unvested shares outstanding which are scheduled to vest as follows: 55,750 shares in 2022, 47,980 shares in 2023, 35,940 shares in 2024 and 19,060 in 2025.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations. The repurchase price is based on the closing price of our Class A Common Shares on the Nasdaq. The aggregate value of 970 Class A Common Shares repurchased during the six months ended March 31, 2022 was $31, which is recorded as a decrease to additional paid in capital within shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
Distributions
During the six months ended March 31, 2022 and 2021, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Six Months Ended March 31, 2022
10/14/2021	10/25/2021	11/18/2021	$0.38	$6,264
1/13/2022	1/24/2022	2/17/2022	0.38	6,265
			$0.76	$12,529
Six Months Ended March 31, 2021
10/15/2020	10/26/2020	11/19/2020	$0.38	$6,230
1/14/2021	1/25/2021	2/18/2021	0.38	6,230
			$0.76	$12,460
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Six Months Ended March 31, 2022
10/14/2021	10/25/2021	11/18/2021	$0.30	$9,446	$4,946	$4,500
1/13/2022	1/24/2022	2/17/2022	0.30	9,446	4,946	4,500
			$0.60	$18,892	$9,892	$9,000
Six Months Ended March 31, 2021
10/15/2020	10/26/2020	11/19/2020	$0.30	$9,419	$4,919	$4,500
1/14/2021	1/25/2021	2/18/2021	0.30	9,419	4,919	4,500
			$0.60	$18,838	$9,838	$9,000
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On April 14, 2022, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of April 25, 2022, in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,601. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,080, of which $5,280 will be distributed to us based on our aggregate ownership of 16,501,536 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about May 19, 2022.

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
The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three and six months ended March 31, 2022 and 2021, the assumed redemption is dilutive to earnings per share as presented in the table below.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The calculation of basic and diluted earnings per share for the three and six months ended March 31, 2022 and 2021, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Numerators:
Net income attributable to The RMR Group Inc.	$6,392	$4,941	$14,434	$13,838
Income attributable to unvested participating securities	(62)	(44)	(140)	(121)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	6,330	4,897	14,294	13,717
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	62	44	140	121
Add back: net income attributable to noncontrolling interest	8,197	6,539	18,447	17,395
Add back: income tax expense	2,451	1,992	5,505	4,748
Income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	(4,894)	(4,113)	(10,909)	(10,547)
Net income used in calculating diluted EPS	$12,146	$9,359	$27,477	$25,434

Denominators:
Common shares outstanding	16,502	16,413	16,502	16,413
Unvested participating securities	(173)	(157)	(175)	(159)
Weighted average common shares outstanding - basic	16,329	16,256	16,327	16,254
Effect of dilutive securities:
Assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	15,000	15,000	15,000
Add: incremental unvested shares	2	24	1	—
Weighted average common shares outstanding - diluted	31,331	31,280	31,328	31,254

Net income attributable to The RMR Group Inc. per common share - basic	$0.39	$0.30	$0.88	$0.84
Net income attributable to The RMR Group Inc. per common share - diluted	$0.39	$0.30	$0.88	$0.81
(1)Income tax expense assumes the hypothetical conversion of the noncontrolling interest, which results in estimated tax rates of 28.7% and 30.5% for the three months ended March 31, 2022 and 2021, respectively, and 28.4% and 29.3% for the six months ended March 31, 2022 and 2021, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three and six months ended March 31, 2022 and 2021, is calculated as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Income before income tax expense	$17,040	$13,472	$38,386	$35,981
RMR Inc. franchise tax expense and interest income	169	217	336	429
Net income before noncontrolling interest	17,209	13,689	38,722	36,410
Net income attributable to noncontrolling interest	(8,197)	(6,539)	(18,447)	(17,395)
Net income attributable to RMR Inc. before income tax expense	9,012	7,150	20,275	19,015
Income tax expense attributable to RMR Inc.	(2,451)	(1,992)	(5,505)	(4,748)
RMR Inc. franchise tax expense and interest income	(169)	(217)	(336)	(429)
Net income attributable to RMR Inc.	$6,392	$4,941	$14,434	$13,838

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 10. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., Tremont Realty Capital and until January 5, 2021, RMR Advisors LLC.

	Three Months Ended March 31, 2022
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$48,151	$—	$48,151
Advisory services	—	1,137	1,137
Total management and advisory services revenues	48,151	1,137	49,288
Reimbursable compensation and benefits	12,917	589	13,506
Reimbursable equity based compensation	1,367	—	1,367
Other reimbursable expenses	133,493	—	133,493
Total reimbursable costs	147,777	589	148,366
Total revenues	195,928	1,726	197,654
Expenses:
Compensation and benefits	30,507	1,203	31,710
Equity based compensation	1,852	136	1,988
Separation costs	217	—	217
Total compensation and benefits expense	32,576	1,339	33,915
General and administrative	7,396	1,074	8,470
Other reimbursable expenses	133,493	—	133,493
Depreciation and amortization	233	9	242
Total expenses	173,698	2,422	176,120
Operating income (loss)	22,230	(696)	21,534
Interest and other income	59	7	66
Unrealized (loss) gain on equity method investments accounted for under the fair value option	(5,386)	826	(4,560)
Income before income tax expense	16,903	137	17,040
Income tax expense	—	(2,451)	(2,451)
Net income (loss)	$16,903	$(2,314)	$14,589

Total assets	$484,347	$44,232	$528,579
(1)    Intersegment revenues of $1,081 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Six Months Ended March 31, 2022
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$92,995	$53	$93,048
Advisory services	—	2,255	2,255
Total management and advisory services revenues	92,995	2,308	95,303
Reimbursable compensation and benefits	26,669	1,234	27,903
Reimbursable equity based compensation	2,965	—	2,965
Other reimbursable expenses	253,051	—	253,051
Total reimbursable costs	282,685	1,234	283,919
Total revenues	375,680	3,542	379,222
Expenses:
Compensation and benefits	61,163	2,338	63,501
Equity based compensation	3,935	272	4,207
Separation costs	217	—	217
Total compensation and benefits expense	65,315	2,610	67,925
General and administrative	14,070	2,071	16,141
Other reimbursable expenses	253,051	—	253,051
Depreciation and amortization	460	18	478
Total expenses	332,896	4,699	337,595
Operating income (loss)	42,784	(1,157)	41,627
Interest and other income	108	15	123
Unrealized (loss) gain on equity method investments accounted for under the fair value option	(4,248)	884	(3,364)
Income (loss) before income tax expense	38,644	(258)	38,386
Income tax expense	—	(5,505)	(5,505)
Net income (loss)	$38,644	$(5,763)	$32,881

Total assets	$484,347	$44,232	$528,579
(1)    Intersegment revenues of $2,082 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

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
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses. As of March 31, 2022, RMR LLC managed approximately 2,100 properties in 47 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain, grow and increase the value of their businesses, to assist our Managed Operating Companies to grow their businesses and operate profitably and to expand successfully our Managed Private Real Estate Capital business through the execution of new business ventures we may pursue. Our business and the businesses of our clients generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net population migration across different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends. We try to take account of industry and general economic factors as well as specific property and regional geographic considerations when providing services to our clients.
We, on behalf of our clients and ourselves, also attempt to take advantage of opportunities in the real estate market when they arise. For example: (i) on March 31, 2020, ILPT completed a $680 million joint venture with an unrelated third party institutional investor, which was expanded to include a large, top tier global sovereign wealth fund, as a second outside investor to this joint venture on November 18, 2020 and has subsequently grown by acquisitions of additional industrial properties; (ii) SVC transitioned over 200 hotels from other hotel operators to Sonesta, which on March 17, 2021, completed its acquisition of RLH Corporation, establishing it as one of the largest hotel companies in the U.S. and expanding its franchising capabilities; (iii) on September 30, 2021, SEVN and TRMT merged, resulting in a larger, more diversified mortgage REIT with an expanded capital base; (iv) on January 31, 2022, DHC completed a $703 million joint venture with two global institutional investors; and (v) on February 25, 2022, ILPT completed its acquisition of 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties from Monmouth Real Estate Investment Corporation, or MNR, in an all-cash transaction valued at approximately $4.0 billion. In addition, we balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. In addition, the COVID-19 pandemic and related public health restrictions have had a particularly severe impact on certain industries in which our clients operate, including, hospitality, travel, service retail, senior housing and rehabilitation services. Although many of the restrictions that had been imposed in the U.S. during the COVID-19 pandemic have since been lifted and commercial activity in the U.S. has generally increasingly returned to pre-pandemic practices and operations, there remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons and the efficacy of vaccinations, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus. For further information and risks related to the COVID-19 pandemic on us and our business, see “Risk Factors” included in Part I, Item 1A of our 2021 Annual Report.

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
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of March 31, 2022 and 2021, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		March 31,
REIT	Primary Strategy	2022	2021
DHC	Medical office and life science properties, senior living communities and wellness centers	$4,383,059	$5,780,436
ILPT	Industrial and logistics properties	5,632,464	1,963,244
OPI	Office properties primarily leased to single tenants, including the government	3,855,970	3,571,910
SVC	Hotels and net lease service and necessity-based retail properties	8,657,762	9,154,813
		$22,529,255	$20,470,403
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
The basis on which our base business management fees are calculated for the three and six months ended March 31, 2022 and 2021 may differ from the basis at the end of the periods presented in the table above. As of March 31, 2022, the market capitalization was lower than the historical cost of assets under management for DHC, OPI and SVC; the historical cost of assets under management for DHC, OPI and SVC as of March 31, 2022, were $7,120,120, $6,111,024 and $12,276,681, respectively. For ILPT, the historical cost of assets under management were lower than its market capitalization of $5,939,517 as of March 31, 2022.

The fee revenues we earned from the Managed Equity REITs for the three and six months ended March 31, 2022 and 2021 are set forth in the following tables:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$4,966	$1,389	$1,049	$7,404	$5,467	$2,496	$689	$8,652
ILPT	4,473	2,724	30	7,227	2,579	1,582	12	4,173
OPI	4,487	4,094	1,937	10,518	4,049	3,976	603	8,628
SVC	10,059	1,018	645	11,722	10,478	801	2	11,281
	$23,985	$9,225	$3,661	$36,871	$22,573	$8,855	$1,306	$32,734

	Six Months Ended March 31, 2022				Six Months Ended March 31, 2021
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$10,832	$3,734	$1,963	$16,529	$10,632	$5,028	$1,914	$17,574
ILPT	7,241	4,357	144	11,742	5,678	3,302	67	9,047
OPI	9,061	8,206	3,815	21,082	7,944	8,155	1,796	17,895
SVC	20,505	2,011	876	23,392	19,874	1,617	7	21,498
	$47,639	$18,308	$6,798	$72,745	$44,128	$18,102	$3,784	$66,014
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

Our fee revenues from services to the Managed Operating Companies and the Managed Private Real Estate Capital clients for the three and six months ended March 31, 2022 and 2021, are set forth in the following tables:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
ABP Trust	$508	$374	$113	$995	$574	$447	$21	$1,042
Other private entities	2,250	1,555	20	3,825	697	395	—	1,092
ALR	1,226	—	—	1,226	1,803	—	—	1,803
Sonesta	1,787	—	—	1,787	636	—	—	636
TA	3,447	—	—	3,447	2,935	—	—	2,935
	$9,218	$1,929	$133	$11,280	$6,645	$842	$21	$7,508

	Six Months Ended March 31, 2022				Six Months Ended March 31, 2021
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
ABP Trust	$1,097	$802	$192	$2,091	$1,157	$896	$45	$2,098
Other private entities	3,062	2,030	37	5,129	1,030	576	—	1,606
ALR	2,371	—	—	2,371	3,779	—	—	3,779
Sonesta	3,601	—	—	3,601	989	—	—	989
TA	7,058	—	—	7,058	6,244	—	—	6,244
	$17,189	$2,832	$229	$20,250	$13,199	$1,472	$45	$14,716
Advisory Business
Tremont Realty Capital provides management services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Tremont Realty Capital also provided management services to TRMT until September 30, 2021, when it merged with and into SEVN. Tremont Realty Capital is primarily compensated pursuant to its management agreements with SEVN (beginning January 6, 2021) and TRMT (until September 30, 2021) based on a percentage of equity, as defined in the applicable agreements.
We earned management and advisory services revenue of $1,137 and $1,129 for the three months ended March 31, 2022 and 2021, respectively, and $2,255 and $1,715 for the six months ended March 31, 2022 and 2021, respectively. Tremont Realty Capital did not earn incentive business management fees from SEVN for the three and six months ended March 31, 2022 and earned incentive business management fees from TRMT of $620 for the three and six months ended March 31, 2021.
The Tremont business acts as a transaction broker for non-investment advisory clients for negotiated fees. The Tremont business did not earn fees for such brokerage services during the three months ended March 31, 2022 and 2021. For the six months ended March 31, 2022 and 2021, the Tremont business earned fees for such brokerage services of $53 and $259, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended March 31, 2022, Compared to the Three Months Ended March 31, 2021
The following table presents the changes in our operating results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues:
Management services	$48,151	$40,242	$7,909	19.7%
Incentive business management fees	—	620	(620)	n/m
Advisory services	1,137	1,129	8	0.7%
Total management and advisory services revenues	49,288	41,991	7,297	17.4%
Reimbursable compensation and benefits	13,506	13,159	347	2.6%
Reimbursable equity based compensation	1,367	1,206	161	13.3%
Other reimbursable expenses	133,493	75,208	58,285	77.5%
Total reimbursable costs	148,366	89,573	58,793	65.6%
Total revenues	197,654	131,564	66,090	50.2%
Expenses:
Compensation and benefits	31,710	30,586	1,124	3.7%
Equity based compensation	1,988	1,752	236	13.5%
Separation costs	217	—	217	n/m
Total compensation and benefits expense	33,915	32,338	1,577	4.9%
General and administrative	8,470	7,104	1,366	19.2%
Other reimbursable expenses	133,493	75,208	58,285	77.5%
Transaction and acquisition related costs	—	296	(296)	n/m
Depreciation and amortization	242	251	(9)	(3.6)%
Total expenses	176,120	115,197	60,923	52.9%
Operating income	21,534	16,367	5,167	31.6%
Interest and other income	66	204	(138)	(67.6)%
Equity in earnings of investees	—	303	(303)	n/m
Unrealized loss on equity method investments accounted for under the fair value option	(4,560)	(3,402)	(1,158)	(34.0)%
Income before income tax expense	17,040	13,472	3,568	26.5%
Income tax expense	(2,451)	(1,992)	(459)	(23.0)%
Net income	14,589	11,480	3,109	27.1%
Net income attributable to noncontrolling interest	(8,197)	(6,539)	(1,658)	(25.4)%
Net income attributable to The RMR Group Inc.	$6,392	$4,941	$1,451	29.4%
n/m - not meaningful
Management services revenue. Management services revenue increased $7,909 primarily due to (i) growth in base business management fees of $1,894 and property management fees of $1,160 earned from ILPT, primarily due to its recent acquisition of MNR, (ii) increases in construction supervision fees earned from OPI, SVC and DHC aggregating $2,337 due to increased development activity, and (iii) an increase in management fees earned from Sonesta of $1,151 primarily resulting from an increase in the number of hotels that it manages and franchises during the current period.
Incentive business management fees. Incentive business management fees for the prior period represent fees earned by Tremont Realty Capital from TRMT. For further information about incentive fees, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and were paid by tenants of our clients. Reimbursable compensation and benefits increased $347 primarily due to increases in employee compensation and benefits for which we receive reimbursement.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation increased $161 primarily as a result of increases in the number of share awards granted to our employees by our clients, partially offset by a decline in our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $1,124 primarily due to wage and bonus inflation for the current fiscal year.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our equity compensation plan and by our clients. Equity based compensation increased $236 primarily as a result of increases in the number of share awards granted to our employees by us and our clients, partially offset by a decline in our clients’ respective share prices.
Separation costs. For further information about these costs, see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $1,366 primarily due to increases in technology infrastructure costs, third-party costs related to our expanded role in construction oversight and increases in recruiting and professional fees.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $296 due to costs incurred in the prior period in connection with RMR Mortgage Trust’s conversion from a registered investment company to a commercial mortgage REIT and other strategic initiatives.
Interest and other income. Interest and other income decreased $138 primarily due to lower interest earned during the current period as a result of lower interest rates and average cash balances invested, compared to the prior period.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our former equity interest in TRMT. For further information, see Note 3, Equity Method Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Unrealized loss on equity method investments accounted for under the fair value option. Unrealized loss on equity method investments accounted for under the fair value option represents the gain or loss on our investments in SEVN and TA common shares. For further information, see Note 3, Equity Method Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense of $459 is primarily attributable to higher taxable income for the three months ended March 31, 2022, compared to the same period in the prior year.

Six Months Ended March 31, 2022, Compared to the Six Months Ended March 31, 2021
The following table presents the changes in our operating results for the six months ended March 31, 2022 compared to the six months ended March 31, 2021:

	Six Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues:
Management services	$93,048	$80,989	$12,059	14.9%
Incentive business management fees	—	620	(620)	n/m
Advisory services	2,255	1,715	540	31.5%
Total management and advisory services revenues	95,303	83,324	11,979	14.4%
Reimbursable compensation and benefits	27,903	26,384	1,519	5.8%
Reimbursable equity based compensation	2,965	4,209	(1,244)	(29.6)%
Other reimbursable expenses	253,051	174,593	78,458	44.9%
Total reimbursable costs	283,919	205,186	78,733	38.4%
Total revenues	379,222	288,510	90,712	31.4%
Expenses:
Compensation and benefits	63,501	60,080	3,421	5.7%
Equity based compensation	4,207	5,313	(1,106)	(20.8)%
Separation costs	217	4,159	(3,942)	(94.8)%
Total compensation and benefits expense	67,925	69,552	(1,627)	(2.3)%
General and administrative	16,141	13,364	2,777	20.8%
Other reimbursable expenses	253,051	174,593	78,458	44.9%
Transaction and acquisition related costs	—	413	(413)	n/m
Depreciation and amortization	478	489	(11)	(2.2)%
Total expenses	337,595	258,411	79,184	30.6%
Operating income	41,627	30,099	11,528	38.3%
Interest and other income	123	435	(312)	(71.7)%
Equity in earnings of investees	—	727	(727)	n/m
Unrealized (loss) gain on equity method investments accounted for under the fair value option	(3,364)	4,720	(8,084)	(171.3)%
Income before income tax expense	38,386	35,981	2,405	6.7%
Income tax expense	(5,505)	(4,748)	(757)	(15.9)%
Net income	32,881	31,233	1,648	5.3%
Net income attributable to noncontrolling interest	(18,447)	(17,395)	(1,052)	(6.0)%
Net income attributable to The RMR Group Inc.	$14,434	$13,838	$596	4.3%
n/m - not meaningful
Management services revenue. Management services revenue increased $12,059 primarily due to (i) growth in base business management fees of $1,563 and property management fees of $1,132 earned from ILPT, primarily due to its recent acquisition of MNR, (ii) increases in the average enterprise value of OPI and SVC resulting in increases to base business management fees of $1,117 and $631, respectively, (iii) increases in construction supervision fees earned from OPI and SVC aggregating $2,888 due to increased development activity, and (iv) an increase in management fees earned from Sonesta of $2,612 primarily resulting from an increase in the number of hotels that it manages and franchises during the current period. These increases were partially offset by a decline in management fees earned from ALR of $1,408 driven by COVID-19 pandemic related adverse impacts to its business and its transition of senior living communities to other operators during the second half of calendar 2021.
Incentive business management fees. Incentive business management fees represent fees earned by Tremont Realty Capital from TRMT. For further information about incentive fees, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Advisory services revenue. Advisory services revenue increased $540 primarily due to the expiration of the fee waiver that was previously provided to TRMT in effect until December 31, 2020.
Reimbursable compensation and benefits. Reimbursable compensation and benefits increased $1,519 primarily due to annual increases in employee compensation and benefits for which we receive reimbursement.
Reimbursable equity based compensation. Reimbursable equity based compensation decreased $1,244 as a result of decreases in our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits expense increased $3,421 primarily due to merit increases effective October 1, 2021 and estimated bonus cost increases for the current fiscal year.
Equity based compensation. Equity based compensation decreased $1,106 primarily due to decreases in our clients’ respective share prices.
Separation costs. For further information about these costs, see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs increased $2,777 primarily due to increased third-party costs related to our expanded role in construction oversight and increases in recruiting and other professional services fees.
Transaction and acquisition related costs. Transaction and acquisition related costs decreased $413 due to costs incurred in the prior period in connection with RMR Mortgage Trust’s conversion from a registered investment company to a commercial mortgage REIT and other strategic initiatives.
Interest and other income. Interest and other income decreased $312 primarily due to lower interest earned during the current period as a result of lower interest rates and average cash balances invested, compared to the prior period.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our former equity interest in TRMT. For further information, see Note 3, Equity Method Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Unrealized (loss) gain on equity method investments accounted for under the fair value option. Unrealized (loss) gain on equity method investments accounted for under the fair value option represents the gain or loss on our investments in SEVN and TA common shares. For further information, see Note 3, Equity Method Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense of $757 is primarily attributable to a one-time reduction in our income tax provision recorded during the prior period of $520 related to final tax regulations released in December 2020, as well as an increase in taxable income. For further information, see Note 4, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of March 31, 2022 and September 30, 2021, we had cash and cash equivalents of $181,740 and $159,835, respectively, of which $22,693 and $23,338, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2022 and September 30, 2021, $156,155 and $131,065, respectively, of our cash and cash equivalents were invested in money market funds. We believe that cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, and to fund our operations and obligations, in the next twelve months.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC, our plan to make quarterly distributions on our Class A Common Shares and Class B-1 Common Shares and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividends to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of each month or, in the case of annual incentive business management fees earned from the Managed Equity REITs, if any, within 30 days following each calendar year end. Quarterly incentive fees earned from SEVN, if any, are payable generally within 30 days following the end of the applicable quarter. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts.
During the six months ended March 31, 2022, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $21,529. On April 14, 2022, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of April 25, 2022 in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,601. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,080, of which $5,280 will be distributed to us based on our aggregate ownership of 16,501,536 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $11,401 and we expect to pay this dividend on or about May 19, 2022. See Note 7, Shareholders’ Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
For the six months ended March 31, 2022, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $13,186, of which $6,930 was distributed to us and $6,256 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $6,930 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $6,256 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement described in Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Our changes in cash flows for the six months ended March 31, 2022 compared to the six months ended March 31, 2021 were as follows: (i) net cash from operating activities increased $14,226 from $36,105 in the prior period to $50,331 in the current period; (ii) net cash used in investing activities decreased $148 from $758 in the prior period to $610 in the current period; and (iii) net cash used in financing activities decreased $942 from $28,758 in the prior period to $27,816 in the current period.
The increase in cash from operating activities for the six months ended March 31, 2022, compared to the prior year period primarily reflects increases in net income, excluding the impacts of non-cash gains and losses, and changes in working capital. The decrease in cash used in investing activities for the six months ended March 31, 2022 compared to the prior year period was due to a decrease in purchases of property and equipment. Cash used in financing activities for the six months ended March 31, 2022 decreased from the prior year period primarily due to lower tax distributions based on current estimates for taxable income in this fiscal year.
As of March 31, 2022, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of March 31, 2022, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $27,792, of which we expect to pay $2,215 to ABP Trust during the fourth quarter of fiscal year 2022.

Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted in foreign currencies. As a result, we are not subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our clients’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. See Part I, Item 1A “Risk Factors” of our 2021 Annual Report for the risks to us and our clients related to the COVID-19 pandemic.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, Chair of our Board and one of our Managing Directors, as well as our clients. For further information about these and other such relationships and related person transactions, please see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2021 Annual Report, our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in our 2021 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•The fact that we earned significant incentive business management fees from certain of our Managed Equity REITs in previous years may imply that we will earn incentive business management fees in future years. The incentive business management fees that we may earn from our Managed Equity REITs are based upon total returns realized by the REITs’ shareholders compared to the total shareholders return of certain identified indices. We have only limited control over the total returns realized by shareholders of the Managed Equity REITs and effectively no control over indexed total returns. There can be no assurance that we will earn any incentive business management fees from our Managed Equity REITs in the future;
•The fact that we earned a $0.6 million incentive business management fee from one of our mortgage REITs during the three and six months ended March 31, 2021 may imply that we will earn incentive business management fees from our mortgage REITs in future periods. However, there can be no assurance that we will earn any incentive business management fees from our mortgage REITs in the future;
•We currently intend to pay a regular quarterly dividend of $0.40 per Class A Common Share and Class B-1 Common Share. Our dividends are declared and paid at the discretion of our board of directors. Our board may consider many factors when deciding whether to declare and pay dividends, including our current and projected cash flows and alternative uses for any available cash. Our board may decide to lower or even eliminate our dividends. There can be no assurance that we will continue to pay any regular dividends or with regard to the amount of dividends we may pay;
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
•We state that our cash and cash equivalents balance leaves us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, and to fund our operations and obligations, in the next 12 months. This statement may imply that we will successfully identify and execute one or more capital allocation strategies in the next 12 months and that any capital allocation strategy we may pursue will be successful and benefit us and our shareholders. However, identifying and executing on capital allocation strategies are subject to various uncertainties and risks and may take an extended period to realize any resulting benefit to our business. In addition, we may elect to not pursue a capital allocation strategy or abandon any such strategy we may pursue; and
•The COVID-19 pandemic may have lasting affects on our business and the businesses of our clients. Our business is dependent on revenue generated from sectors that have been and may continue to be adversely impacted by COVID-19 to a greater degree than other sectors. Further, our revenues from other sectors may become increasingly adversely impacted by COVID-19. Accordingly, there can be no assurances that we will be able to successfully manage through the COVID-19 pandemic, resulting market disruptions and their aftermath, or that we will be able to take advantage of any resulting opportunities.
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
The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2022:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
March 2022	745	$30.65	N/A	N/A
Total	745	$30.65	N/A	N/A
(1)These Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our Class A Common Shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant. (1)
3.2	Articles of Amendment, filed July 30, 2015. (1)
3.3	Articles of Amendment, filed September 11, 2015. (1)
3.4	Articles of Amendment, filed March 9, 2016. (2)
3.5	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017. (3)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock. (4)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management and Research Trust). (1)
10.1	The RMR Group Inc. Amended and Restated 2016 Omnibus Equity Plan. (5)
10.2	Summary of Director Compensation. (5)
99.1
Letter, dated February 25, 2022, between Industrial Logistics Properties Trust and The RMR Group LLC regarding Business Management Agreement between Industrial Logistics Properties Trust and The RMR Group LLC. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on September 15, 2017.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the U.S. Securities and Exchange Commission on November 2, 2015.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commission on March 11, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: May 4, 2022