Form 10-Q
period 2022-06-30
RMR GROUP INC.
filed 2022-08-04
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 3, 2022, there were 15,500,716 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

June 30, 2022

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	June 30,	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$195,936	$159,835
Due from related parties	93,939	88,661
Prepaid and other current assets	6,003	6,021
Total current assets	295,878	254,517

Property and equipment, net	2,629	2,218
Due from related parties, net of current portion	15,167	14,331
Equity method investments accounted for under the fair value option	39,677	39,476
Goodwill and intangible assets, net of amortization	2,066	2,094
Operating lease right of use assets	29,567	32,293
Deferred tax asset	18,803	18,671
Other assets, net of amortization	127,249	134,311
Total assets	$531,036	$497,911

Liabilities and Equity
Current liabilities:
Reimbursable accounts payable and accrued expenses	$67,320	$55,115
Accounts payable and accrued expenses	32,063	15,027
Operating lease liabilities	4,867	4,922
Employer compensation liability	2,804	6,076
Total current liabilities	107,054	81,140

Operating lease liabilities, net of current portion	26,230	29,148
Amounts due pursuant to tax receivable agreement, net of current portion	25,577	25,577
Employer compensation liability, net of current portion	15,167	14,331
Total liabilities	174,028	150,196

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,500,716 and 15,485,236 shares issued and outstanding, respectively	16	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	112,396	109,910
Retained earnings	343,949	321,945
Cumulative common distributions	(255,896)	(236,766)
Total shareholders’ equity	200,481	195,120
Noncontrolling interest	156,527	152,595
Total equity	357,008	347,715
Total liabilities and equity	$531,036	$497,911
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Management services	$51,819	$44,376	$144,867	$125,365
Incentive business management fees	—	—	—	620
Advisory services	1,137	1,134	3,392	2,849
Total management and advisory services revenues	52,956	45,510	148,259	128,834
Reimbursable compensation and benefits	14,189	13,069	42,092	39,453
Reimbursable equity based compensation	(69)	1,402	2,896	5,611
Other reimbursable expenses	144,012	85,263	397,063	259,856
Total reimbursable costs	158,132	99,734	442,051	304,920
Total revenues	211,088	145,244	590,310	433,754
Expenses:
Compensation and benefits	32,170	30,530	95,671	90,610
Equity based compensation	512	1,954	4,719	7,267
Separation costs	400	—	617	4,159
Total compensation and benefits expense	33,082	32,484	101,007	102,036
General and administrative	8,323	6,320	24,464	19,684
Other reimbursable expenses	144,012	85,263	397,063	259,856
Transaction and acquisition related costs	—	61	—	474
Depreciation and amortization	253	245	731	734
Total expenses	185,670	124,373	523,265	382,784
Operating income	25,418	20,871	67,045	50,970
Interest and other income	279	179	402	614
Equity in earnings of investees	—	28	—	755
Unrealized (loss) gain on equity method investments accounted for under the fair value option	(5,489)	1,312	(8,853)	6,032
Income before income tax expense	20,208	22,390	58,594	58,371
Income tax expense	(2,943)	(3,361)	(8,448)	(8,109)
Net income	17,265	19,029	50,146	50,262
Net income attributable to noncontrolling interest	(9,695)	(10,797)	(28,142)	(28,192)
Net income attributable to The RMR Group Inc.	$7,570	$8,232	$22,004	$22,070

Weighted average common shares outstanding - basic	16,343	16,269	16,332	16,259
Weighted average common shares outstanding - diluted	31,353	31,308	31,342	31,271

Net income attributable to The RMR Group Inc. per common share - basic	$0.46	$0.50	$1.33	$1.35
Net income attributable to The RMR Group Inc. per common share - diluted	$0.46	$0.50	$1.33	$1.31
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2021	$15	$1	$15	$109,910	$321,945	$(236,766)	$195,120	$152,595	$347,715
Share awards, net	—	—	—	613	—	—	613	—	613
Net income	—	—	—	—	8,042	—	8,042	10,250	18,292
Tax distributions to member	—	—	—	—	—	—	—	(1,979)	(1,979)
Common share distributions	—	—	—	—	—	(6,264)	(6,264)	(4,500)	(10,764)
Balance at December 31, 2021	15	1	15	110,523	329,987	(243,030)	197,511	156,366	353,877
Share awards, net	1	—	—	1,144	—	—	1,145	—	1,145
Net income	—	—	—	—	6,392	—	6,392	8,197	14,589
Tax distributions to member	—	—	—	—	—	—	—	(4,277)	(4,277)
Common share distributions	—	—	—	—	—	(6,265)	(6,265)	(4,500)	(10,765)
Balance at March 31, 2022	16	1	15	111,667	336,379	(249,295)	198,783	155,786	354,569
Share awards, net	—	—	—	729	—	—	729	—	729
Net income	—	—	—	—	7,570	—	7,570	9,695	17,265
Tax distributions to member	—	—	—	—	—	—	—	(4,154)	(4,154)
Common share distributions	—	—	—	—	—	(6,601)	(6,601)	(4,800)	(11,401)
Balance at June 30, 2022	$16	$1	$15	$112,396	$343,949	$(255,896)	$200,481	$156,527	$357,008
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2020	$15	$1	$15	$106,622	$286,249	$(96,983)	$295,919	$244,983	$540,902
Share awards, net	—	—	—	1,012	—	—	1,012	—	1,012
Net income	—	—	—	—	8,897	—	8,897	10,856	19,753
Tax distributions to member	—	—	—	—	—	—	—	(2,820)	(2,820)
Common share distributions	—	—	—	—	—	(6,230)	(6,230)	(4,500)	(10,730)
Balance at December 31, 2020	15	1	15	107,634	295,146	(103,213)	299,598	248,519	548,117
Share awards, net	—	—	—	1,298	—	—	1,298	—	1,298
Net income	—	—	—	—	4,941	—	4,941	6,539	11,480
Tax distributions to member	—	—	—	—	—	—	—	(4,459)	(4,459)
Common share distributions	—	—	—	—	—	(6,230)	(6,230)	(4,500)	(10,730)
Balance at March 31, 2021	15	1	15	108,932	300,087	(109,443)	299,607	246,099	545,706
Share awards, net	—	—	—	349	—	—	349	—	349
Net income	—	—	—	—	8,232	—	8,232	10,797	19,029
Tax distributions to member	—	—	—	—	—	—	—	(3,595)	(3,595)
Common share distributions	—	—	—	—	—	(6,237)	(6,237)	(4,500)	(10,737)
Balance at June 30, 2021	$15	$1	$15	$109,281	$308,319	$(115,680)	$301,951	$248,801	$550,752
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$50,146	$50,262
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	731	734
Straight line office rent	(247)	60
Amortization expense related to other assets	7,062	7,062
Deferred income taxes	(132)	1,983
Operating expenses paid in The RMR Group Inc. common shares	2,518	2,881
Equity in earnings of investees	—	(755)
Distributions from equity method investments	415	1,024
Unrealized loss (gain) on equity method investments accounted for under the fair value option	8,853	(6,032)
Changes in assets and liabilities:
Due from related parties	(8,550)	(7,872)
Prepaid and other current assets	18	(1,590)
Reimbursable accounts payable and accrued expenses	12,205	5,651
Accounts payable and accrued expenses	16,837	18,963
Net cash from operating activities	89,856	72,371

Cash Flows from Investing Activities:
Purchase of property and equipment	(915)	(940)
Equity method investment in Seven Hills Realty Trust	(9,469)	—
Net cash used in investing activities	(10,384)	(940)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(24,210)	(24,374)
Distributions to common shareholders	(19,130)	(18,697)
Repurchase of common shares	(31)	(222)
Net cash used in financing activities	(43,371)	(43,293)

Increase in cash and cash equivalents	36,101	28,138
Cash and cash equivalents at beginning of period	159,835	369,663
Cash and cash equivalents at end of period	$195,936	$397,801

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$7,392	$8,931
Fair value of share based payments recorded	$2,896	$5,611
Recognition of right of use assets and related lease liabilities	$783	$2,249
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
As of June 30, 2022, RMR Inc. owned 15,500,716 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.4% of the economic interest of RMR LLC as of June 30, 2022. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.6% of the economic interest of RMR LLC as of June 30, 2022, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, the chair of our Board and one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of June 30, 2022, managed a diverse portfolio of real estate and real estate related businesses. RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs.
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
We earned aggregate base business management fees from the Managed Equity REITs of $25,446 and $24,471 for the three months ended June 30, 2022 and 2021, respectively, and $73,085 and $68,599 for the nine months ended June 30, 2022 and 2021, respectively.
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
We earned aggregate fees from the Managed Operating Companies of $8,171 and $6,976 for the three months ended June 30, 2022 and 2021, respectively, and $21,201 and $17,988 for the nine months ended June 30, 2022 and 2021, respectively.
Managed Private Real Estate Capital — We earn management fees from the Managed Private Real Estate Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable in cash monthly in arrears.
We earned aggregate fees from the Managed Private Real Estate Capital clients of $2,936 and $1,276 for the three months ended June 30, 2022 and 2021, respectively, and $7,095 and $3,463 for the nine months ended June 30, 2022 and 2021, respectively.
Property Management Agreements
We earn property management fees by providing continuous services pursuant to property management agreements with our clients. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision services in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs and certain of the Managed Operating Companies up to 5.0% of the cost of such construction.
For the three months ended June 30, 2022 and 2021, we earned aggregate property management fees of $15,220 and $11,653, respectively, including construction supervision fees of $4,596 and $2,178, respectively. For the nine months ended June 30, 2022 and 2021, we earned aggregate property management fees of $43,387 and $35,056, respectively, including construction supervision fees of $11,623 and $6,007, respectively.
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
We earned advisory services revenue of $1,137 and $1,134 for the three months ended June 30, 2022 and 2021, respectively, and $3,392 and $2,849 for the nine months ended June 30, 2022 and 2021, respectively.
Tremont Realty Capital may also earn an incentive fee under its management agreements with SEVN (beginning the second calendar quarter of 2021) and TRMT (until September 30, 2021) equal to, with respect to each company, the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont Realty Capital with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from January 5, 2021 for SEVN) in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont Realty Capital did not earn incentive fees from SEVN for the three and nine months ended June 30, 2022. Incentive fees earned from TRMT were zero and $620 for the three and nine months ended June 30, 2021, respectively.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it brokers. The Tremont business earned fees for such brokerage services of $46 and zero for the three months ended June 30, 2022 and 2021,

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
respectively, and $99 and $259 for the nine months ended June 30, 2022 and 2021, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.
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
Note 3. Equity Method Investments
Seven Hills Realty Trust
As of June 30, 2022, Tremont Realty Capital owned 1,708,058, or approximately 11.7%, of SEVN’s outstanding common shares, which includes 882,407 shares acquired on May 11, 2022 from Diane Portnoy for $9,469 as further described in Note 6, Related Person Transactions. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities.
As a result of the Merger, we elected the fair value option to account for our equity method investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN at June 30, 2022 and September 30, 2021, based on quoted market prices, was $18,242 and $8,513, respectively. The unrealized (loss) gain in our condensed consolidated statements of income related to our investment in SEVN was $(209) and $675 for the three and nine months ended June 30, 2022, respectively. During the three and nine months ended June 30, 2022, we received distributions from SEVN of $207 and $415, respectively.
Immediately prior to the consummation of the Merger, Tremont Realty Capital owned 1,600,100, or approximately 19.3%, of TRMT’s then outstanding common shares that were accounted for under the equity method of accounting. Pursuant to the equity method, we recorded our share of earnings from our investment in TRMT in equity in earnings of investees in our condensed consolidated statements of income which totaled $28 and $755 for the three and nine months ended June 30, 2021, respectively. We received aggregate distributions from TRMT of $160 and $1,024 during the three and nine months ended June 30, 2021, respectively. Pursuant to the Merger, each common share of TRMT converted to 0.516 common shares of SEVN.
TravelCenters of America Inc.
As of June 30, 2022, we owned 621,853, or approximately 4.2%, of TA’s outstanding common shares. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in TA at June 30, 2022 and September 30, 2021, based on quoted market prices, was $21,435 and $30,963, respectively. The unrealized (loss) gain in our condensed consolidated statements of income related to our investment in TA was $(5,280) and $1,312 for the three months ended June 30, 2022 and 2021, respectively, and $(9,528) and $6,032 for the nine months ended June 30, 2022 and 2021, respectively.

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
For the three months ended June 30, 2022 and 2021, we recognized estimated income tax expense of $2,943 and $3,361, respectively, which includes $2,162 and $2,467, respectively, of U.S. federal income tax and $781 and $894, respectively, of state income taxes. For the nine months ended June 30, 2022 and 2021, we recognized estimated income tax expense of $8,448 and $8,109, respectively, which includes $6,205 and $5,953, respectively, of U.S. federal income tax and $2,243 and $2,156, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.1%	3.2%	3.1%	3.2%
Permanent items	0.6%	0.9%	0.4%	0.7%
Net income attributable to noncontrolling interest	(10.1)%	(10.1)%	(10.1)%	(10.1)%
Other (1)	—%	—%	—%	(0.9)%
Total	14.6%	15.0%	14.4%	13.9%
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
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of June 30, 2022 and 2021, we had no uncertain tax positions.
Note 5. Fair Value of Financial Instruments
As of June 30, 2022 and September 30, 2021, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The following are our assets and liabilities that have been measured at fair value using Level 1 inputs in the fair value hierarchy as of June 30, 2022 and September 30, 2021:

	June 30,	September 30,
	2022	2021
Money market funds included in cash and cash equivalents	$175,459	$131,065
Current portion of due from related parties related to share based payment awards	2,804	6,076
Long term portion of due from related parties related to share based payment awards	15,167	14,331
Equity method investment in SEVN	18,242	8,513
Equity method investment in TA	21,435	30,963
Current portion of employer compensation liability related to share based payment awards	2,804	6,076
Long term portion of employer compensation liability related to share based payment awards	15,167	14,331
Note 6. Related Person Transactions
Adam D. Portnoy, the chair of our Board and one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. As of June 30, 2022, Adam D. Portnoy beneficially owned, in aggregate, (i) 173,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC. Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer, is also an officer of ABP Trust and an officer and employee of RMR LLC.
Adam D. Portnoy is the chair of the board of each of the Managed REITs, ALR and TA, a managing trustee or managing director of each of the Managed REITs, ALR and TA, a director of Sonesta (and its parent) and the controlling shareholder of Sonesta (and its parent). Jennifer B. Clark is a managing trustee of OPI, a managing director of ALR and a director of Sonesta (and its parent), and she previously served as a managing trustee of each of DHC and RMRM (now known as SEVN) until June 3, 2021 and January 5, 2021, respectively. Ms. Clark also serves as the secretary of all our publicly traded clients and Sonesta.
As of June 30, 2022, Adam D. Portnoy beneficially owned, in aggregate, 6.2% of ALR’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 4.5% of TA’s outstanding common shares (including through RMR LLC) and 13.5% of SEVN’s outstanding common shares (including through Tremont Realty Capital).
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended June 30, 2022 and 2021, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Managed Public Real Estate Capital:(1)
DHC	$7,208	$41,318	$48,526	$9,699	$32,722	$42,421
ILPT	9,803	8,126	17,929	4,243	4,719	8,962
OPI	10,640	80,083	90,723	9,320	50,527	59,847
SVC	10,721	10,412	21,133	12,000	2,800	14,800
Total Managed Equity REITs	38,372	139,939	178,311	35,262	90,768	126,030
SEVN	1,137	1,006	2,143	757	533	1,290
TRMT (2)	—	—	—	377	1,218	1,595
	39,509	140,945	180,454	36,396	92,519	128,915

Managed Private Real Estate Capital:(1)
ABP Trust	1,048	5,473	6,521	1,073	5,457	6,530
Other private entities	4,182	11,042	15,224	1,065	1,429	2,494
	5,230	16,515	21,745	2,138	6,886	9,024

Managed Operating Companies:
ALR	1,239	99	1,338	1,794	104	1,898
Sonesta	2,491	46	2,537	1,522	91	1,613
TA	4,441	527	4,968	3,660	134	3,794
	8,171	672	8,843	6,976	329	7,305

Total revenues from related parties	52,910	158,132	211,042	45,510	99,734	145,244
Revenues from unrelated parties	46	—	46	—	—	—
	$52,956	$158,132	$211,088	$45,510	$99,734	$145,244
(1)On December 23, 2021, DHC sold a 35% equity interest in its existing joint venture with an institutional investor. Following this sale, DHC owned a 20% equity interest in this joint venture. As a result, the management fees earned with respect to this joint venture are characterized as Managed Private Real Estate Capital for periods on and after December 23, 2021 and as Managed Public Real Estate Capital for periods prior to December 23, 2021. On June 29, 2022, DHC sold an additional 10% equity interest in this joint venture. Following this additional sale, DHC owns a 10% equity interest in this joint venture.
(2)As discussed in Note 1, Basis of Presentation, TRMT merged with and into SEVN on September 30, 2021, with SEVN continuing as the surviving company. This table presents revenues for the three months ended June 30, 2021, for TRMT separately as they relate to a period prior to the Merger.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the nine months ended June 30, 2022 and 2021, we recognized revenues from related parties as set forth in the following table:

	Nine Months Ended June 30, 2022			Nine Months Ended June 30, 2021
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Managed Public Real Estate Capital: (1)
DHC	$23,737	$109,241	$132,978	$27,273	$105,907	$133,180
ILPT	21,545	20,387	41,932	13,290	14,386	27,676
OPI	31,722	221,249	252,971	27,215	147,984	175,199
SVC	34,113	43,641	77,754	33,498	11,166	44,664
Total Managed Equity REITs	111,117	394,518	505,635	101,276	279,443	380,719
SEVN	3,392	4,563	7,955	2,057	1,474	3,531
TRMT (2)	—	—	—	1,412	2,856	4,268
	114,509	399,081	513,590	104,745	283,773	388,518

Managed Private Real Estate Capital: (1)
ABP Trust	3,139	18,314	21,453	3,171	16,022	19,193
Other private entities	9,311	23,092	32,403	2,671	4,090	6,761
	12,450	41,406	53,856	5,842	20,112	25,954

Managed Operating Companies:
ALR	3,610	245	3,855	5,573	289	5,862
Sonesta	6,092	84	6,176	2,511	170	2,681
TA	11,499	1,235	12,734	9,904	576	10,480
	21,201	1,564	22,765	17,988	1,035	19,023

Total revenues from related parties	148,160	442,051	590,211	128,575	304,920	433,495
Revenues from unrelated parties	99	—	99	259	—	259
	$148,259	$442,051	$590,310	$128,834	$304,920	$433,754
(1)On December 23, 2021, DHC sold a 35% equity interest in its existing joint venture with an institutional investor. Following this sale, DHC owned a 20% equity interest in this joint venture. As a result, the management fees earned with respect to this joint venture are characterized as Managed Private Real Estate Capital for periods on and after December 23, 2021 and as Managed Public Real Estate Capital for periods prior to December 23, 2021. On June 29, 2022, DHC sold an additional 10% equity interest in this joint venture. Following this additional sale, DHC owns a 10% equity interest in this joint venture.
(2)As discussed in Note 1, Basis of Presentation, TRMT merged with and into SEVN on September 30, 2021, with SEVN continuing as the surviving company. This table presents revenues for the nine months ended June 30, 2021, for TRMT separately as they relate to a period prior to the Merger.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	June 30, 2022			September 30, 2021
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Managed Public Real Estate Capital:
DHC	$4,210	$18,860	$23,070	$6,005	$17,866	$23,871
ILPT	3,560	9,878	13,438	2,934	6,928	9,862
OPI	6,974	35,190	42,164	8,625	33,693	42,318
SVC	4,170	4,077	8,247	5,841	8,992	14,833
Total Managed Equity REITs	18,914	68,005	86,919	23,405	67,479	90,884
SEVN	1,063	802	1,865	1,717	1,180	2,897
	19,977	68,807	88,784	25,122	68,659	93,781

Managed Private Real Estate Capital:
ABP Trust	1,011	2,849	3,860	1,202	2,678	3,880
Other private entities	2,661	4,998	7,659	869	770	1,639
	3,672	7,847	11,519	2,071	3,448	5,519

Managed Operating Companies:
ALR	120	673	793	136	422	558
Sonesta	(63)	—	(63)	17	—	17
TA	109	7,964	8,073	124	2,993	3,117
	166	8,637	8,803	277	3,415	3,692
	$23,815	$85,291	$109,106	$27,470	$75,522	$102,992
Leases
As of June 30, 2022, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,470 and $1,420 for the three months ended June 30, 2022 and 2021, respectively, and $4,444 and $4,246 for the nine months ended June 30, 2022 and 2021, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. As of June 30, 2022, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $27,792, including $2,215 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2022.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, subject to future adjustment based on actual results. For the nine months ended June 30, 2022 and 2021, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $21,969 and $23,201, respectively, of which $11,559 and $12,327, respectively, was distributed to us and $10,410 and $10,874, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
Purchase of SEVN Shares
On May 11, 2022, Tremont Realty Capital purchased 882,407 SEVN common shares of beneficial interest from Diane Portnoy, the mother of Adam D. Portnoy, for an aggregate purchase price of $9,469. As of June 30, 2022, Tremont Realty Capital owned 1,708,058 SEVN common shares, and Mr. Portnoy beneficially owned 13.5% of SEVN’s outstanding common shares of beneficial interest (including through Tremont Realty Capital).
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
In October 2020, we entered into a retirement agreement with David M. Blackman, a former Executive Vice President of RMR LLC. Under Mr. Blackman’s retirement agreement, RMR LLC paid combined cash payments in the amount of $2,850 to Mr. Blackman and $50 in related taxes. In addition, in October 2020, our Compensation Committee approved the acceleration of all 9,400 unvested shares owned by Mr. Blackman of us as of his retirement date, June 30, 2021.
For the three and nine months ended June 30, 2022 and 2021, we recognized cash and equity based separation costs as set forth in the following table:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Former executive officers:
Cash separation costs	$—	$—	$—	$2,900
Equity based separation costs	—	—	—	295
	—	—	—	3,195
Former nonexecutive officers:
Cash separation costs (1)	252	—	469	805
Equity based separation costs	148	—	148	159
	400	—	617	964
Total separation costs	$400	$—	$617	$4,159
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
On March 10, 2022, we awarded 3,000 of our Class A Common Shares, valued at $30.36 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Directors as part of his or her annual compensation for serving as a Director. For the nine months ended June 30, 2022, we recorded general and administrative expense of $547 for these awards.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Equity based compensation expense related to shares awarded to certain officers and employees was $581 and $552 for the three months ended June 30, 2022 and 2021, respectively, and $1,823 and $1,656 for the nine months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had 157,910 unvested shares outstanding which are scheduled to vest as follows: 57,690 shares in 2022, 47,920 shares in 2023, 34,140 shares in 2024 and 18,160 in 2025.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations. The repurchase price is based on the closing price of our Class A Common Shares on the Nasdaq. The aggregate value of 970 Class A Common Shares repurchased during the nine months ended June 30, 2022 was $31, which is recorded as a decrease to additional paid in capital within shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
Distributions
During the nine months ended June 30, 2022 and 2021, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Nine Months Ended June 30, 2022
10/14/2021	10/25/2021	11/18/2021	$0.38	$6,264
1/13/2022	1/24/2022	2/17/2022	0.38	6,265
4/14/2022	4/25/2022	5/19/2022	0.40	6,601
			$1.16	$19,130
Nine Months Ended June 30, 2021
10/15/2020	10/26/2020	11/19/2020	$0.38	$6,230
1/14/2021	1/25/2021	2/18/2021	0.38	6,230
4/15/2021	4/26/2021	5/20/2021	0.38	6,237
			$1.14	$18,697
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Nine Months Ended June 30, 2022
10/14/2021	10/25/2021	11/18/2021	$0.30	$9,446	$4,946	$4,500
1/13/2022	1/24/2022	2/17/2022	0.30	9,446	4,946	4,500
4/14/2022	4/25/2022	5/19/2022	0.32	10,080	5,280	4,800
			$0.92	$28,972	$15,172	$13,800
Nine Months Ended June 30, 2021
10/15/2020	10/26/2020	11/19/2020	$0.30	$9,419	$4,919	$4,500
1/14/2021	1/25/2021	2/18/2021	0.30	9,419	4,919	4,500
4/15/2021	4/26/2021	5/20/2021	0.30	9,424	4,924	4,500
			$0.90	$28,262	$14,762	$13,500
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On July 14, 2022, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of July 25, 2022, in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,600. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
amount of $0.32 per unit, or $10,080, of which $5,280 will be distributed to us based on our aggregate ownership of 16,500,716 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about August 18, 2022.
Note 8. Per Common Share Amounts
We calculate basic earnings per share using the two-class method. Unvested Class A Common Shares awarded to our employees are deemed participating securities for purposes of calculating basic earnings per common share because they have dividend rights. Under the two-class method, we allocate earnings proportionately to vested Class A Common Shares and Class B-1 Common Shares outstanding and unvested Class A Common Shares outstanding for the period. Accordingly, earnings attributable to unvested Class A Common Shares are excluded from basic earnings per share under the two-class method. Our Class B-2 Common Shares, which are paired with ABP Trust’s Class A Units, have no independent economic interest in RMR Inc. and thus are not included as common shares outstanding for purposes of calculating basic earnings per common share.
Diluted earnings per common share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three and nine months ended June 30, 2022 and 2021, the assumed redemption is dilutive to earnings per share as presented in the table below.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The calculation of basic and diluted earnings per share for the three and nine months ended June 30, 2022 and 2021, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Numerators:
Net income attributable to The RMR Group Inc.	$7,570	$8,232	$22,004	$22,070
Less: income attributable to unvested participating securities	(72)	(72)	(213)	(194)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	7,498	8,160	21,791	21,876
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	72	72	213	194
Add back: net income attributable to noncontrolling interest	9,695	10,797	28,142	28,192
Add back: income tax expense	2,943	3,361	8,448	8,109
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	(5,851)	(6,686)	(16,833)	(17,346)
Net income used in calculating diluted EPS	$14,357	$15,704	$41,761	$41,025

Denominators:
Common shares outstanding	16,501	16,408	16,501	16,408
Unvested participating securities	(158)	(139)	(169)	(149)
Weighted average common shares outstanding - basic	16,343	16,269	16,332	16,259
Effect of dilutive securities:
Assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	15,000	15,000	15,000
Add: incremental unvested shares	10	39	10	12
Weighted average common shares outstanding - diluted	31,353	31,308	31,342	31,271

Net income attributable to The RMR Group Inc. per common share - basic	$0.46	$0.50	$1.33	$1.35
Net income attributable to The RMR Group Inc. per common share - diluted	$0.46	$0.50	$1.33	$1.31
(1)Income tax expense assumes the hypothetical conversion of the noncontrolling interest, which results in estimated tax rates of 29.0% and 29.9% for the three months ended June 30, 2022 and 2021, respectively, and 28.7% and 29.7% for the nine months ended June 30, 2022 and 2021, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three and nine months ended June 30, 2022 and 2021, is calculated as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income before income tax expense	$20,208	$22,390	$58,594	$58,371
RMR Inc. franchise tax expense and interest income	149	217	485	646
Net income before noncontrolling interest	20,357	22,607	59,079	59,017
Net income attributable to noncontrolling interest	(9,695)	(10,797)	(28,142)	(28,192)
Net income attributable to RMR Inc. before income tax expense	10,662	11,810	30,937	30,825
Income tax expense attributable to RMR Inc.	(2,943)	(3,361)	(8,448)	(8,109)
RMR Inc. franchise tax expense and interest income	(149)	(217)	(485)	(646)
Net income attributable to RMR Inc.	$7,570	$8,232	$22,004	$22,070

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 10. Segment Reporting
We have one reportable business segment, which is RMR LLC. In the tables below, our All Other Operations includes the operations of RMR Inc., Tremont Realty Capital and until January 5, 2021, RMR Advisors LLC.

	Three Months Ended June 30, 2022
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$51,773	$46	$51,819
Advisory services	—	1,137	1,137
Total management and advisory services revenues	51,773	1,183	52,956
Reimbursable compensation and benefits	13,470	719	14,189
Reimbursable equity based compensation	(69)	—	(69)
Other reimbursable expenses	144,012	—	144,012
Total reimbursable costs	157,413	719	158,132
Total revenues	209,186	1,902	211,088
Expenses:
Compensation and benefits	30,743	1,427	32,170
Equity based compensation	61	451	512
Separation costs	400	—	400
Total compensation and benefits expense	31,204	1,878	33,082
General and administrative	7,300	1,023	8,323
Other reimbursable expenses	144,012	—	144,012
Depreciation and amortization	244	9	253
Total expenses	182,760	2,910	185,670
Operating income (loss)	26,426	(1,008)	25,418
Interest and other income	253	26	279
Unrealized loss on equity method investments accounted for under the fair value option	(5,280)	(209)	(5,489)
Income (loss) before income tax expense	21,399	(1,191)	20,208
Income tax expense	—	(2,943)	(2,943)
Net income (loss)	$21,399	$(4,134)	$17,265

Total assets	$485,799	$45,237	$531,036
(1)    Intersegment revenues of $1,483 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Nine Months Ended June 30, 2022
		All Other
	RMR LLC (1)	Operations	Total
Revenues:
Management services	$144,768	$99	$144,867
Advisory services	—	3,392	3,392
Total management and advisory services revenues	144,768	3,491	148,259
Reimbursable compensation and benefits	40,139	1,953	42,092
Reimbursable equity based compensation	2,896	—	2,896
Other reimbursable expenses	397,063	—	397,063
Total reimbursable costs	440,098	1,953	442,051
Total revenues	584,866	5,444	590,310
Expenses:
Compensation and benefits	91,906	3,765	95,671
Equity based compensation	3,996	723	4,719
Separation costs	617	—	617
Total compensation and benefits expense	96,519	4,488	101,007
General and administrative	21,370	3,094	24,464
Other reimbursable expenses	397,063	—	397,063
Depreciation and amortization	704	27	731
Total expenses	515,656	7,609	523,265
Operating income (loss)	69,210	(2,165)	67,045
Interest and other income	361	41	402
Unrealized (loss) gain on equity method investments accounted for under the fair value option	(9,528)	675	(8,853)
Income (loss) before income tax expense	60,043	(1,449)	58,594
Income tax expense	—	(8,448)	(8,448)
Net income (loss)	$60,043	$(9,897)	$50,146

Total assets	$485,799	$45,237	$531,036
(1)    Intersegment revenues of $3,565 recognized by RMR LLC for services provided to our All Other Operations segment have been eliminated in the condensed consolidated financial statements.

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
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses. As of June 30, 2022, RMR LLC managed more than 2,100 properties in 47 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain, grow and increase the value of their businesses, to assist our Managed Operating Companies to grow their businesses and operate profitably and to successfully expand our Managed Private Real Estate Capital business through the execution of new business ventures. Our business and the businesses of our clients generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net population migration across different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends.
Beyond general real estate industry trends, we are also taking into account general economic factors impacting our clients. More specifically, in the U.S., the Federal Open Market Committee, or FOMC, has recently begun increasing the federal funds rate in an attempt to slow inflation, which has in turn lead to increased borrowing costs. In a period of increased borrowing costs, real estate transaction volumes often slow along with real estate valuation growth. Rising interest rates will also adversely impact our clients with floating rate debt, which they, in some instances, attempt to address with interest rate caps and other strategic actions to reduce leverage. Further, while the FOMC is looking to slow inflation, its efforts may not be successful. The impact of rising costs, both for goods and human capital, are impacting us and our clients and we and our clients are implementing mitigation strategies to minimize the impact of increased costs on our clients’ earnings, where possible.
We consider industry and general economic factors when providing services to our clients and attempt to take advantage of opportunities when they arise. For example: (i) since March 2020, ILPT and DHC have completed several joint venture transactions with institutional investors and subsequently grown some of those ventures by acquiring additional properties; (ii) SVC transitioned over 200 hotels from other hotel operators to Sonesta, which on March 17, 2021, completed its acquisition of RLH Corporation, establishing it as one of the largest hotel companies in the U.S. and expanding its franchising capabilities; (iii) on September 30, 2021, SEVN and TRMT merged, resulting in a larger, more diversified mortgage REIT with an expanded capital base; and (iv) on February 25, 2022, ILPT completed its acquisition of 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties as a result of its acquisition of Monmouth Real Estate Investment Corporation, or MNR, in an all-cash transaction valued at approximately $4.0 billion. In addition, we balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and increased operating costs. We also look to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers, which are separately managed by our Managed Operating Companies or a third party. Also, under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs and certain of the Managed Operating Companies based on a percentage of the cost of such construction. For further information regarding the fees we earn, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of June 30, 2022 and 2021, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		June 30,
REIT	Primary Strategy	2022	2021
DHC	Medical office and life science properties, senior living communities and wellness centers	$3,541,918	$5,337,144
ILPT	Industrial and logistics properties	5,372,641	1,997,990
OPI	Office properties primarily leased to single tenants, including the government	3,481,695	3,962,573
SVC	Hotels and net lease service and necessity-based retail properties	7,363,672	9,277,211
		$19,759,926	$20,574,918
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
The basis on which our base business management fees are calculated for the three and nine months ended June 30, 2022 and 2021 may differ from the basis at the end of the periods presented in the table above. As of June 30, 2022, the market capitalization was lower than the historical cost of assets under management for the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of June 30, 2022, were $7,198,520, $5,644,407, $6,076,279 and $11,368,553, respectively.

The fee revenues we earned from the Managed Equity REITs for the three and nine months ended June 30, 2022 and 2021 are set forth in the following tables:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$4,659	$1,282	$1,267	$7,208	$6,478	$2,440	$781	$9,699
ILPT	7,031	2,404	368	9,803	2,652	1,570	21	4,243
OPI	4,270	3,894	2,476	10,640	4,417	3,786	1,117	9,320
SVC	9,486	1,013	222	10,721	10,924	875	201	12,000
	$25,446	$8,593	$4,333	$38,372	$24,471	$8,671	$2,120	$35,262

	Nine Months Ended June 30, 2022				Nine Months Ended June 30, 2021
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$15,491	$5,016	$3,230	$23,737	$17,110	$7,468	$2,695	$27,273
ILPT	14,272	6,761	512	21,545	8,330	4,872	88	13,290
OPI	13,331	12,100	6,291	31,722	12,361	11,941	2,913	27,215
SVC	29,991	3,024	1,098	34,113	30,798	2,492	208	33,498
	$73,085	$26,901	$11,131	$111,117	$68,599	$26,773	$5,904	$101,276
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

Our fee revenues from services to the Managed Operating Companies and the Managed Private Real Estate Capital clients for the three and nine months ended June 30, 2022 and 2021, are set forth in the following tables:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
ABP Trust	$480	$360	$208	$1,048	$580	$446	$47	$1,073
Other private entities	2,456	1,671	55	4,182	696	358	11	1,065
ALR	1,239	—	—	1,239	1,794	—	—	1,794
Sonesta	2,491	—	—	2,491	1,522	—	—	1,522
TA	4,441	—	—	4,441	3,660	—	—	3,660
	$11,107	$2,031	$263	$13,401	$8,252	$804	$58	$9,114

	Nine Months Ended June 30, 2022				Nine Months Ended June 30, 2021
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
ABP Trust	$1,577	$1,162	$400	$3,139	$1,737	$1,342	$92	$3,171
Other private entities	5,518	3,701	92	9,311	1,726	934	11	2,671
ALR	3,610	—	—	3,610	5,573	—	—	5,573
Sonesta	6,092	—	—	6,092	2,511	—	—	2,511
TA	11,499	—	—	11,499	9,904	—	—	9,904
	$28,296	$4,863	$492	$33,651	$21,451	$2,276	$103	$23,830
Advisory Business
Tremont Realty Capital provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Tremont Realty Capital also provided advisory services to TRMT until September 30, 2021, when it merged with and into SEVN. Tremont Realty Capital is primarily compensated pursuant to its management agreements with SEVN (beginning January 6, 2021) and TRMT (until September 30, 2021) based on a percentage of equity, as defined in the applicable agreements.
We earned advisory services revenue of $1,137 and $1,134 for the three months ended June 30, 2022 and 2021, respectively, and $3,392 and $2,849 for the nine months ended June 30, 2022 and 2021, respectively. Tremont Realty Capital did not earn incentive fees from SEVN for the three and nine months ended June 30, 2022. Incentive fees earned from TRMT were zero and $620 for the three and nine months ended June 30, 2021, respectively.
The Tremont business acts as a transaction broker for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such brokerage services of $46 and zero for the three months ended June 30, 2022 and 2021, respectively, and $99 and $259 for the nine months ended June 30, 2022 and 2021, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021
The following table presents the changes in our operating results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues:
Management services	$51,819	$44,376	$7,443	16.8%
Advisory services	1,137	1,134	3	0.3%
Total management and advisory services revenues	52,956	45,510	7,446	16.4%
Reimbursable compensation and benefits	14,189	13,069	1,120	8.6%
Reimbursable equity based compensation	(69)	1,402	(1,471)	(104.9)%
Other reimbursable expenses	144,012	85,263	58,749	68.9%
Total reimbursable costs	158,132	99,734	58,398	58.6%
Total revenues	211,088	145,244	65,844	45.3%
Expenses:
Compensation and benefits	32,170	30,530	1,640	5.4%
Equity based compensation	512	1,954	(1,442)	(73.8)%
Separation costs	400	—	400	n/m
Total compensation and benefits expense	33,082	32,484	598	1.8%
General and administrative	8,323	6,320	2,003	31.7%
Other reimbursable expenses	144,012	85,263	58,749	68.9%
Transaction and acquisition related costs	—	61	(61)	n/m
Depreciation and amortization	253	245	8	3.3%
Total expenses	185,670	124,373	61,297	49.3%
Operating income	25,418	20,871	4,547	21.8%
Interest and other income	279	179	100	55.9%
Equity in earnings of investees	—	28	(28)	n/m
Unrealized (loss) gain on equity method investments accounted for under the fair value option	(5,489)	1,312	(6,801)	n/m
Income before income tax expense	20,208	22,390	(2,182)	(9.7)%
Income tax expense	(2,943)	(3,361)	418	12.4%
Net income	17,265	19,029	(1,764)	(9.3)%
Net income attributable to noncontrolling interest	(9,695)	(10,797)	1,102	10.2%
Net income attributable to The RMR Group Inc.	$7,570	$8,232	$(662)	(8.0)%
n/m - not meaningful
Management services revenue. Management services revenue increased $7,443 primarily due to (i) growth in base business management fees of $4,379 and property management fees of $1,181 earned from ILPT, primarily due to its recent acquisition of MNR, and (ii) increases in construction supervision fees earned from OPI, DHC and SVC aggregating $1,866 due to increased development activity.
Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and were paid by tenants of our clients. Reimbursable compensation and benefits increased $1,120 primarily due to increases in employee compensation and benefits for which we receive reimbursement.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue decreased $1,471 primarily as a result of decreases in our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $1,640 primarily due to increased headcount and wage inflation in the current fiscal year.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our equity compensation plan and by our clients. Equity based compensation decreased $1,442 primarily as a result of decreases in our clients’ respective share prices.
Separation costs. For further information about these costs, see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $2,003 primarily due to increases in technology infrastructure costs, third-party costs related to our expanded role in construction oversight and increases in recruiting and other professional fees.
Transaction and acquisition related costs. Transaction and acquisition related costs in the prior period relate to costs incurred in connection with RMR Mortgage Trust’s conversion from a registered investment company to a commercial mortgage REIT and other strategic initiatives.
Interest and other income. Interest and other income increased $100 primarily due to higher interest earned during the current period as a result of higher interest rates compared to the prior period.
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
Income tax expense. The decrease in income tax expense of $418 is primarily attributable to a lower effective tax rate for the three months ended June 30, 2022, compared to the same period in the prior year.

Nine Months Ended June 30, 2022, Compared to the Nine Months Ended June 30, 2021
The following table presents the changes in our operating results for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021:

	Nine Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues:
Management services	$144,867	$125,365	$19,502	15.6%
Incentive business management fees	—	620	(620)	n/m
Advisory services	3,392	2,849	543	19.1%
Total management and advisory services revenues	148,259	128,834	19,425	15.1%
Reimbursable compensation and benefits	42,092	39,453	2,639	6.7%
Reimbursable equity based compensation	2,896	5,611	(2,715)	(48.4)%
Other reimbursable expenses	397,063	259,856	137,207	52.8%
Total reimbursable costs	442,051	304,920	137,131	45.0%
Total revenues	590,310	433,754	156,556	36.1%
Expenses:
Compensation and benefits	95,671	90,610	5,061	5.6%
Equity based compensation	4,719	7,267	(2,548)	(35.1)%
Separation costs	617	4,159	(3,542)	(85.2)%
Total compensation and benefits expense	101,007	102,036	(1,029)	(1.0)%
General and administrative	24,464	19,684	4,780	24.3%
Other reimbursable expenses	397,063	259,856	137,207	52.8%
Transaction and acquisition related costs	—	474	(474)	n/m
Depreciation and amortization	731	734	(3)	(0.4)%
Total expenses	523,265	382,784	140,481	36.7%
Operating income	67,045	50,970	16,075	31.5%
Interest and other income	402	614	(212)	(34.5)%
Equity in earnings of investees	—	755	(755)	n/m
Unrealized (loss) gain on equity method investments accounted for under the fair value option	(8,853)	6,032	(14,885)	n/m
Income before income tax expense	58,594	58,371	223	0.4%
Income tax expense	(8,448)	(8,109)	(339)	(4.2)%
Net income	50,146	50,262	(116)	(0.2)%
Net income attributable to noncontrolling interest	(28,142)	(28,192)	50	0.2%
Net income attributable to The RMR Group Inc.	$22,004	$22,070	$(66)	(0.3)%
n/m - not meaningful
Management services revenue. Management services revenue increased $19,502 primarily due to (i) growth in base business management fees of $5,942 and property management fees of $2,313 earned from ILPT, primarily due to its recent acquisition of MNR, (ii) increases in construction supervision fees earned from OPI, SVC and DHC aggregating $4,803 due to increased development activity, and (iii) an increase in management fees earned from Sonesta and TA of $3,581 and $1,595, respectively, primarily resulting from an increase in travel as pandemic restrictions have eased, and additionally for Sonesta, an increase in the number of hotels that it manages and franchises during the current period.
Incentive business management fees. Incentive business management fees represent fees earned by Tremont Realty Capital from TRMT. For further information about incentive fees, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Advisory services revenue. Advisory services revenue increased $543 primarily due to the expiration of the fee waiver that was previously provided to TRMT in effect until December 31, 2020.

Reimbursable compensation and benefits. Reimbursable compensation and benefits increased $2,639 primarily due to increases in employee compensation and benefits for which we receive reimbursement.
Reimbursable equity based compensation. Reimbursable equity based compensation decreased $2,715 primarily as a result of decreases in our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits expense increased $5,061 primarily due to estimated bonus cost increases for the current fiscal year and annual merit increases effective October 1, 2021.
Equity based compensation. Equity based compensation decreased $2,548 primarily due to decreases in our clients’ respective share prices.
Separation costs. For further information about these costs, see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs increased $4,780 primarily due to increases in technology infrastructure costs, third-party costs related to our expanded role in construction oversight and increases in recruiting and other professional fees.
Transaction and acquisition related costs. Transaction and acquisition related costs in the prior period relate to costs incurred in connection with RMR Mortgage Trust’s conversion from a registered investment company to a commercial mortgage REIT and other strategic initiatives.
Interest and other income. Interest and other income decreased $212 primarily due to lower interest earned during the current period as a result of lower average cash balances invested at higher interest rates, compared to the prior period.
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
Income tax expense. The increase in income tax expense of $339 is primarily attributable to a one-time reduction in our income tax provision recorded during the prior period of $520 related to final tax regulations released in December 2020. For further information, see Note 4, Income Taxes, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of June 30, 2022 and September 30, 2021, we had cash and cash equivalents of $195,936 and $159,835, respectively, of which $22,789 and $23,338, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2022 and September 30, 2021, $175,459 and $131,065, respectively, of our cash and cash equivalents were invested in money market funds. We believe that our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, and to fund our operations and obligations, in the next twelve months.
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
During the nine months ended June 30, 2022, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $32,930. On July 14, 2022, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of July 25, 2022 in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,600. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,080, of which $5,280 will be distributed to us based on our aggregate ownership of 16,500,716 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $11,400 and we expect to pay this dividend on or about August 18, 2022. See Note 7, Shareholders’ Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
For the nine months ended June 30, 2022, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $21,969, of which $11,559 was distributed to us and $10,410 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $11,559 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $10,410 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement described in Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Our changes in cash flows for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 were as follows: (i) net cash from operating activities increased $17,485 from $72,371 in the prior period to $89,856 in the current period; (ii) net cash used in investing activities increased $9,444 from $940 in the prior period to $10,384 in the current period; and (iii) net cash used in financing activities increased $78 from $43,293 in the prior period to $43,371 in the current period.
The increase in cash from operating activities for the nine months ended June 30, 2022 compared to the prior period primarily reflects increases in net income, excluding the impacts of non-cash gains and losses, and favorable changes in working capital. The increase in cash used in investing activities for the nine months ended June 30, 2022 compared to the prior period was primarily due to the purchase of 882,407 SEVN common shares in the current period. Cash used in financing activities for the nine months ended June 30, 2022 increased nominally from the prior period.
As of June 30, 2022, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of June 30, 2022, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $27,792, of which we expect to pay $2,215 to ABP Trust during the fourth quarter of fiscal year 2022.

Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted in foreign currencies. As a result, we are not subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our clients’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. See Part I, Item 1A “Risk Factors” of our 2021 Annual Report for the risks to us and our clients.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, the chair of our Board and one of our Managing Directors, as well as our clients. For further information about these and other such relationships and related person transactions, please see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2021 Annual Report, our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in our 2021 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates that impact the condensed consolidated financial statements include the revenue recognized during the reporting periods and our principles of consolidation.
A discussion of our critical accounting estimates is included in our 2021 Annual Report. There have been no significant changes in our critical accounting estimates since the fiscal year ended September 30, 2021.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•our revenues may be highly variable;
•risks related to supply chain constraints, commodity pricing and other inflation, including inflation impacting wages and employee benefits, and the effect of increasing interest rates;
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
•The fact that we earned a $0.6 million incentive business management fee from one of our mortgage REITs during the nine months ended June 30, 2021 may imply that we will earn incentive business management fees from our mortgage REITs in future periods. However, there can be no assurance that we will earn any incentive business management fees from our mortgage REITs in the future;

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
•We balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and increased operating costs and to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified. However, these efforts may not be successful and, even if they are successful, they may not be sufficient to prevent our clients from experiencing increases in leverage, to adequately reposition our clients’ portfolios and businesses, or to enable our clients to execute successfully on desirable opportunities;
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
•Our clients’ use of interest rate caps may not be successful or may not be sufficient to mitigate increased costs they may experience as a result of rising interest rates or other inflation;
•The risk mitigation strategies that we may implement to minimize the impact of increased costs on our clients’ earnings as a result of rising costs, including for both goods and human capital, may not be successful or sufficient;
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
There are or will be additional important factors that could cause business outcomes or financial results to differ materially from those stated or implied in our forward-looking statements. For example, increasing interest rates, inflation and a possible recession, may reduce or limit any growth in the market value of our Managed Equity REITs or cause their rent receipts or construction activities to decline or cause the revenues of our Managed Operating Companies to significantly decline and, as a result, our revenues and cash flows may be adversely impacted.
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
10.1
First Amendment to Amended and Restated Business Management and Shared Services Agreement, dated as of May 31, 2022, by and between Sonesta International Hotels Corporation and The RMR Group LLC. (Filed herewith.)

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
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: August 4, 2022