Form 10-K
period 2022-09-30
RMR GROUP INC.
filed 2022-11-14
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting shares of Class A common stock, $0.001 par value, of the registrant held by non-affiliates was approximately $471.6 million based on the $31.10 closing price per common share on The Nasdaq Stock Market LLC, on March 31, 2022. For purposes of this calculation, an aggregate of 338,889 shares of Class A common stock, held directly by, or by affiliates of, the directors and executive officers of the registrant have been included in the number of common shares held by affiliates.
As of November 10, 2022, there were 15,605,741 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2023 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

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
•the long term impact of the COVID-19 pandemic on our clients’ businesses;
•substantially all of our revenues are derived from services to a limited number of clients;
•our revenues may be highly variable;
•risks related to supply chain constraints, commodity pricing and inflation, including inflation impacting wages and employee benefits;
•changing market conditions, practices and trends may adversely impact our clients and the fees we receive from them;
•potential terminations of our management agreements with our clients;
•increases in market interest rates may significantly reduce our revenues or impede our growth;
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
•Our base business management fees earned from our Managed Equity REITs are calculated monthly based upon the lower of each real estate investment trust’s, or REIT’s, cost of its applicable assets and such REIT’s market capitalization. Our business management fees earned from our Managed Operating Companies (collectively, AlerisLife Inc., a Maryland corporation, including its subsidiaries, or ALR; Sonesta International Hotels Corporation, a Maryland corporation, including its subsidiaries, or Sonesta; and TravelCenters of America Inc., a
i

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
•The fact that we earned an incentive fee from one of our mortgage REITs during the fiscal year ended September 30, 2021 may imply that we will earn incentive business management fees from our mortgage REITs in future periods. However, there can be no assurance that we will earn any incentive business management fees from our mortgage REITs in the future;
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
•The risk mitigation strategies that we may implement to minimize the impact of increased costs on our and our clients’ earnings as a result of rising costs, including for both goods and human capital, may not be successful or sufficient;
•We state that our cash and cash equivalents balance leaves us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, and to fund our operations and obligations, in the next 12 months. This statement may imply that we will successfully identify and execute one or more capital allocation strategies in the next 12 months and that any capital allocation strategy we may pursue will be successful and benefit us and our shareholders. However, identifying and executing on capital allocation strategies are subject to various uncertainties and risks and may take an extended period to realize any resulting benefit to our business. In addition, we may elect to not pursue a capital allocation strategy or abandon any such strategy we may pursue; and
•We continue expanding our Environmental, Social and Governance, or ESG, program, initiatives and commitments and we expect that we and our clients will benefit as a result. However, we and our clients may not realize the benefits we expect from this program and those initiatives and commitments and we and our clients may not succeed in meeting existing or future commitments and standards regarding ESG.
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
2022 FORM 10-K ANNUAL REPORT

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
As of September 30, 2022, RMR Inc. owned 15,606,115 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent approximately 52.5% of the economic interest of RMR LLC. A subsidiary of ABP Trust owns 15,000,000 redeemable Class A Units, representing approximately 47.5% of the economic interest of RMR LLC.
Adam D. Portnoy, the Chair of our Board and one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities. As of September 30, 2022, Adam D. Portnoy beneficially owned (including through ABP Trust), in aggregate, (i) 185,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; and (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares.
Since its founding in 1986, RMR LLC has substantially grown assets under management and the number of real estate businesses it manages. As of September 30, 2022, we had $37.3 billion of assets under management.
Our business primarily consists of providing management services to four publicly traded equity real estate investment trusts, or REITs, whose securities are listed on The Nasdaq Stock Market LLC, or Nasdaq: Diversified Healthcare Trust, a Maryland REIT, including its subsidiaries, or DHC; Industrial Logistics Properties Trust, a Maryland REIT, including its subsidiaries, or ILPT; Office Properties Income Trust, a Maryland REIT, including its subsidiaries, or OPI; and Service Properties Trust, a Maryland REIT, including its subsidiaries, or SVC. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs. We also provide management services to three real estate operating companies: AlerisLife Inc., a Maryland corporation, or ALR; Sonesta International Hotels Corporation, a Maryland corporation, or Sonesta; and TravelCenters of America Inc., a Maryland corporation, or TA. ALR, Sonesta and TA are collectively referred to as the Managed Operating Companies.
As manager of the Managed Equity REITs, we are responsible for implementing investment strategies and managing day to day operations, subject to supervision and oversight by each Managed Equity REIT’s board of trustees. The Managed Equity REITs have no employees, and we provide the personnel and services necessary for each Managed Equity REIT to conduct its business. The Managed Equity REITs invest in diverse income producing properties across multiple real estate asset classes as follows:
•DHC (Nasdaq: DHC) owns medical office and life science properties, senior living communities and wellness centers. As of September 30, 2022, DHC owned 379 properties located in 36 states and the District of Columbia.
•ILPT (Nasdaq: ILPT) owns and leases industrial and logistics properties. As of September 30, 2022, ILPT owned 413 properties, including 226 buildings, leasable land parcels and easements in Oahu, Hawaii and 187 properties located in 38 other states.
•OPI (Nasdaq: OPI) owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government. As of September 30, 2022, OPI owned 162 properties located in 31 states and the District of Columbia.
•SVC (Nasdaq: SVC) owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. As of September 30, 2022, SVC owned 1,011 properties (242 hotels and 769 net lease properties) located in 46 states, Puerto Rico, Canada and the District of Columbia.

We also provide management services to the Managed Operating Companies that have diverse businesses as follows:
•ALR (Nasdaq: ALR) operates senior living communities, many of which are owned by DHC. As of September 30, 2022, ALR managed or operated 140 senior living communities located in 28 states, including 120 communities that it managed and 20 communities that it owned and operated.
•Sonesta is a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of the U.S. hotels that Sonesta operates are owned by SVC. As of September 30, 2022, Sonesta’s business included 1,116 properties in eight countries.
•TA (Nasdaq: TA) operates and franchises travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. As of September 30, 2022, TA operated or franchised 284 properties of which TA owned 57 (55 travel centers and two standalone truck service facilities) located in 44 states in the United States.
RMR LLC’s wholly owned subsidiary, Tremont Realty Capital LLC, or Tremont, an investment adviser registered with the Securities and Exchange Commission, or SEC, provides advisory services for Seven Hills Realty Trust, or SEVN. SEVN is a publicly traded mortgage REIT that focuses on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Until September 30, 2021, Tremont also provided advisory services to Tremont Mortgage Trust, or TRMT, a publicly traded mortgage REIT that merged with and into SEVN on September 30, 2021, or the Merger, with SEVN continuing as the surviving company.
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
We believe that we have several strengths that distinguish our business from other alternative asset managers:
•Revenue Base. Our revenues are primarily earned from long term agreements with credit quality companies, many of which are permanent capital vehicles. Our agreements with the Managed Equity REITs are 20 year term evergreen contracts with significant termination fees payable in certain circumstances. For the fiscal year ended September 30, 2022, revenues earned from the Managed Equity REITs represented 74.1% of our total management and advisory services revenue.
•Strong Operating Margins and Resulting Cash Flows. For the fiscal year ended September 30, 2022, we continued to generate strong operating margins resulting in net cash from operating activities of $101.3 million and net income of $77.5 million. We have no debt outstanding. Our regular dividend of $0.40 per share per quarter ($1.60 per share per year) has been well covered by our cash flows.
•Diverse Portfolio of Managed Real Estate. We provide management services to a wide range of real estate assets and businesses that include healthcare facilities, senior living and other apartments, hotels, office buildings, industrial buildings, leased lands, net-lease service and necessity-based retail, including travel centers, and various specialized properties such as properties leased to government tenants and properties specially designed for medical and biotech research. The properties and businesses we managed as of September 30, 2022, are located throughout the United States in 46 states and Washington D.C., and in Puerto Rico and Canada. The diversity of our managed portfolio helps provide balance throughout economic cycles, as the impacts to each respective real estate sector can vary.
•Growth. Since the founding of RMR LLC in 1986, we have substantially grown our assets under management and the number and variety of real estate businesses we manage. As of September 30, 2022, we had $37.3 billion of assets under management, including 2,100 properties. The synergies among our clients may also facilitate their and our growth. We assist our clients in realizing investment opportunities by working together to make acquisitions, obtain financing, identifying possible joint venture partners, completing redevelopment activities, facilitating capital recycling from strategic property dispositions and assisting in portfolio repositioning and other business arrangements and strategic restructurings.
In addition, we expect to use cash on hand, future operating cash flows and may issue equity or incur debt to fund our growth and diversify our operations through possible acquisition opportunities or seeding new clients. In recent years, we sought to expand the sources of capital underlying our assets under management, with our Managed Private Real Estate Capital clients representing $3.9 billion of our assets under management as of September 30, 2022, an increase of $2.6 billion from September 30, 2021.
•Quality and Depth of Management. Our highly qualified and experienced management team provides a broad base of deep expertise to our clients. Our senior management has worked together through several business cycles in which they acquired, financed, managed and disposed of real estate assets and started real estate businesses. We are a vertically integrated manager and as of September 30, 2022, we employed over 600 real estate professionals in more than 30 offices throughout the United States. Additionally, the clients we manage collectively had approximately $12.2 billion of annual revenues and over 38,000 employees at September 30, 2022. We have also assisted our clients to grow by successfully accessing the capital markets; since our founding in 1986, our clients have successfully completed over $42.0 billion of financing in approximately 185 capital raising transactions.
•Alignment of Interests. We believe our structure fosters strong alignment of interests between our principal executive officer and our shareholders because our principal executive officer, Adam D. Portnoy, has a 51.2% economic interest in RMR LLC. Alignment of interests also exists between us and our Managed Equity REITs due to the manner upon which we earn base management fees and incentive management fees under our Management Agreements with the Managed Equity REITs, as described in more detail below.
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
Property Management Agreement Services
Under each property management agreement, subject to the overall management and supervision of the Board of Trustees of each Managed Equity REIT, RMR LLC is required to act as managing agent for each Managed Equity REIT’s properties and devote such time, attention and effort as may be appropriate to operate and manage the Managed Equity REIT’s properties in a diligent, orderly and efficient manner.
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
•If the Managed Equity REIT’s total return per share exceeds 12% per year in the measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the specified REIT index for such measurement period and 12% per year, or the “adjusted benchmark return per share.” In instances where the adjusted benchmark return per share applies, the incentive fee will be reduced if the Managed Equity REIT’s total return per share is between 200 basis points and 500 basis points below the specified REIT index in any year, by a low return factor, as defined in the applicable business management agreement, and there will be no incentive business management fee paid if, in these instances, the Managed Equity REIT’s total return per share is more than 500 basis points below the specified REIT index in any year, determined on a cumulative basis (i.e., between 200 basis points and 500 basis points per year multiplied by the number of years in the measurement period and below the applicable market index).
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
Property Management Agreement Fees and Expense Reimbursement
Each property management agreement between RMR LLC and a Managed Equity REIT provides for the following:
(i) a management fee equal to 3.0% of the gross rents collected from tenants, which is not applicable to any hotels, senior living communities or travel centers which are leased to, or managed by, a Managed Operating Company or another operating business such as a hotel management company or a senior living or healthcare services provider; and
(ii) a construction supervision fee equal to 5.0% of the cost of any construction, renovation or repair activities at the Managed Equity REIT’s properties, other than ordinary maintenance and repairs, and 3% of the cost of any major capital project or repositionings at DHC’s senior living communities and SVC’s hotels.
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
Each Managed Operating Company pays RMR LLC a fee under its management agreement in an amount equal to 0.6% of: (i) in the case of ALR, ALR’s revenues from all sources reportable under U.S. Generally Accepted Accounting Principles, or GAAP, less any revenues reportable by ALR with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP; and (iii) in the case of TA, the sum of TA’s gross fuel margin, determined as TA’s fuel sales revenues less its cost of fuel sales, plus TA’s total nonfuel revenues. In addition, the management agreement with each Managed Operating Company provides that the compensation of senior executives of the Managed Operating Company, who are also employees or officers of RMR LLC, is the responsibility of the party to or on behalf of which the individual renders services. In the past, because at least 80.0% of each of these executives’ business time was devoted to services to the Managed Operating

Company, 80.0% of these executives’ total cash compensation was paid by the Managed Operating Company and the remainder was paid by RMR LLC.
The terms of the management agreements with each Managed Operating Company end on December 31st of each year, and automatically extend for successive one year terms, unless RMR LLC or the applicable Managed Operating Company gives notice of non-renewal before the expiration of the applicable term. Also, a Managed Operating Company may terminate its management agreement at any time (i) for ALR and TA, on 60 days’ notice and RMR LLC may terminate such agreements at any time on 120 days’ notice and (ii) for Sonesta, on 30 days’ notice and RMR LLC may terminate its agreement with Sonesta on 30 days’ notice. If ALR or TA terminates or elects not to renew its agreement, other than for cause as defined in each agreement, the Managed Operating Company is obligated to pay RMR LLC a termination fee equal to 2.875 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.
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
Our Management Agreements with the Managed Private Real Estate Capital Clients
RMR LLC provides management services to our Managed Private Real Estate Capital clients for which we receive, depending upon the services provided, a management fee based on a percentage of average invested capital, as defined in the applicable management agreements, a property management fee in an amount equal to 3.0% of rents collected from managed properties and a construction supervision fee in an amount equal to 5.0% of the cost of any construction, renovation or repair activities at the managed properties, other than ordinary maintenance and repairs.
Our Management Agreements with Advisory Clients
Tremont is party to a management agreement with SEVN. Pursuant to this agreement, Tremont provides SEVN with a continuous investment program, makes day to day investment decisions and generally manages the business affairs of SEVN in accordance with SEVN’s investment objectives and policies.
Tremont is compensated pursuant to its management agreement with SEVN at an annual rate of 1.5% of equity, as defined in the agreement. Tremont may also earn an incentive fee under this management agreement beginning the second calendar quarter of 2021 equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) SEVN’s core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) SEVN’s equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from January 5, 2021) in the aggregate is greater than zero. The incentive fee may not be less than zero.
The initial term of the management agreement with SEVN ends on December 31, 2023, and the agreement will automatically renew for successive one year terms beginning January 1, 2024 and each January 1 thereafter, unless it is sooner terminated upon written notice delivered no later than 180 days prior to a renewal date by the affirmative vote of at least two-thirds (2/3) of the independent trustees of SEVN based upon a determination that (a) Tremont’s performance is unsatisfactory and materially detrimental to SEVN or (b) the base management fee and incentive fee, taken as a whole, payable to Tremont under the management agreement is not fair to SEVN (provided that in the instance of (b), Tremont will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). The management agreement may be terminated by Tremont before each annual renewal upon written notice delivered to the board of trustees of SEVN no later than 180 days prior to an annual renewal date.
In the event the management agreement is terminated by SEVN without a cause event or by Tremont for a material breach, SEVN will be required to pay Tremont a termination fee equal to (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to Tremont during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination or, if such termination occurs within 24 months of its initial commencement, the base management fee and the incentive fee will be annualized for such two year period based on such fees earned by Tremont during such period, plus (b) $1.6 million. In addition, the initial organizational costs related to TRMT’s formation and the costs of its initial public offering and the concurrent private placement that Tremont had paid pursuant to its management agreement with TRMT will be included in the “Termination Fee” under and as defined in SEVN’s management agreement with Tremont. No termination fee will be payable if the management agreement is terminated by SEVN for a cause event or by Tremont without SEVN’s material breach.
Tremont, and not SEVN, will be responsible for the costs of Tremont’s employees who provide services to SEVN, including the cost of Tremont’s personnel who originate SEVN’s loans, unless any such payment or reimbursement is specifically approved by a majority of the independent trustees of SEVN or is a shared services cost or relates to awards made under any equity compensation plan adopted by SEVN from time to time. SEVN is required to pay or to reimburse Tremont and its affiliates for all other costs and expenses of SEVN’s operations, including but not limited to, the costs of rent, utilities, office furniture, equipment, machinery and other overhead type expenses, the costs of legal, accounting, auditing, tax planning and tax return preparation, consulting services, diligence costs related to SEVN’s investments, investor relations expenses and other professional services, and other costs and expenses not specifically required under the management agreement to be borne by Tremont. Some of these overhead, professional and other services will be provided by RMR LLC pursuant to a shared services agreement between Tremont and RMR LLC. In addition, SEVN will also pay its pro rata costs of any combined directors and officers liability or other insurance programs arranged by RMR LLC for public companies managed by RMR LLC or its affiliates and SEVN’s pro rata portion of internal audit costs incurred by RMR LLC on behalf of SEVN and other public companies to which RMR LLC or its affiliates provides management services.
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

Tremont is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act. Tremont provides investment advisory and administrative services to mortgage REITs, including SEVN, and may, in the future, provide such services to private funds that invest in commercial real estate debt. Employees of Tremont may also act as transaction originators for its non-investment advisory clients, which we refer to as the Tremont business. These activities result in certain aspects of our asset management business being supervised by the SEC and requires our compliance with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations. SEVN intends to conduct its business in a manner that does not require its registration under the Investment Company Act of 1940, or the 1940 Act, and to do so, may rely on any available exemption from registration, or exclusion from the definition of “investment company,” under the 1940 Act. To maintain this exemption from registration, SEVN will be required to ensure the composition of its portfolio complies with certain tests.
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
Our existing clients face significant competition in their respective sectors or industries. The Managed Equity REITs compete on a national and regional basis with many third parties engaged in real estate investment activities including other publicly traded REITs, non-traded REITs, commercial and investment banking firms, private institutional funds, private equity funds and other investors. ALR competes with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Sonesta competes with other hotel operators and franchisors. TA competes on a national and local basis with companies operating travel centers, as well as retailers operating in the convenience store and retail gas station industries. SEVN competes on a national and regional basis with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including funds or investors that we or our affiliates may sponsor, advise or manage), banks, credit unions, insurance companies and other financial institutions.
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
In 2022, we announced our “Zero Emissions Promise”. For all properties where we directly manage energy, we are committing to a goal of net zero by 2050 and a 50% reduction by 2030 from a 2019 baseline as it relates to scope 1 and 2 emissions. We anticipate emissions reductions will occur through a combination of strategic capital investments in energy efficiency by the Managed Equity REITs, stakeholder engagement to promote sustainable behavior, the deployment of on site solar and the purchase of energy from renewable sources. We believe our efforts toward these goals will add value to our clients’ properties, benefit tenants by lowering their operating costs, drive sustainable economic returns and address investor demands that our clients have viable strategies to mitigate climate risk.
We drive value, manage risk and benchmark the performance of our managed properties by effectively capturing and managing data through real-time energy monitoring, or RTM. RTM facilitates advanced data analytics and access to detect faults and inefficiencies in equipment operations faster, meanwhile enhancing building system control in a cost-effective and scalable way. We launched this program in 2017 and it is now deployed in 63 managed properties, totaling approximately 50% of our managed annual electricity spend and through the end of 2021, has generated cumulative savings of $7.6 million. We continue to expand our RTM program and expect to cost effectively scale to cover up to 90% of our managed energy spend, resulting in operational savings and reduced equipment wear and tear, while maintaining high tenant comfort.
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
As a result of our sustainability initiatives, we and our managed properties have historically received honors from The Building Owners and Managers Association, or BOMA, The Environmental Protection Agency, or EPA, and the U.S. Green Building Council, or USGBC, amongst others. In 2021, the honors achieved by our Managed Equity REITs, included 60 BOMA 360 Certified Properties, 70 ENERGY STAR Certified Properties and 56 LEED Certified Properties. Finally, for the second year in a row, we received the 2022 ENERGY STAR Partner of the Year Sustained Excellence Award for outstanding efforts in Energy Management, and for the third year in a row, OPI received the 2022 ENERGY STAR Partner of the Year Sustained Excellence Award for outstanding efforts in Energy Management.
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
Employees and Equal Opportunity
As of September 30, 2022, RMR LLC employed approximately 600 real estate professionals, including 49% in our corporate office and 51% across our more than 30 offices throughout the United States. The average tenure of our employees was 6.5 years. Our employees are the foundation of our success and in many ways our most critical asset. We ensure employees receive competitive salaries and benefits and we aim to attract professionals who will uphold our values of social and environmental stewardship.
We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. Throughout our organization, including our Board, we are committed to racial equality and fostering a culture of diversity and inclusion. We have made diversity and inclusion an important part of our hiring, retention and development programs. As of September 30, 2022, 35% and 28% of our approximately 600 employees were female and non-white, respectively.
Board Diversity
As of September 30, 2022, our Board of Directors composition included 50% of members from underrepresented communities, including 33% female and 17% African American.

Employee Engagement, Education and Training
Our employee engagement initiatives align with our goal of being an employer of choice with a thriving workforce that encourages career enrichment and positions us for growth. Our programs are carefully designed for hiring, developing and retaining the best talent in the real estate industry. Our compensation is designed to motivate and retain employees and align their interests with those of our clients. We believe our compensation and benefits are best in class and are consistent with companies in the alternative asset management industry. We periodically review the effectiveness and competitiveness of our compensation program.
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
•Analyst Conversion Program: Our Analyst Conversion Program is designed to attract new talent to our industry who otherwise may not have thought of real estate as a career path. The program echos our belief that a great first step toward a successful and lasting career in real estate is an analyst role and that we can increase the diversity in our talent pipeline with outreach to students who are members of groups traditionally underrepresented in real estate by gender, race and ethnicity.
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
•Next Generation Executive Program: Our commitment to racial equality and to fostering a culture of diversity and inclusion at all levels of management motivated our decision to sponsor rising leaders in The Partnership, Inc.’s Next Generation Executive program. Admission to this program is highly competitive and limited to a select group of America’s most promising multi-cultural leaders. The program prepares future leaders to meet the unique challenges facing today’s senior executive. Areas of instruction include strategic innovation, organizational change, operating in a global market, team leadership and executive resiliency.
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
Cybersecurity
Our cybersecurity program is led by our Chief Information Officer, who works closely with our senior management to develop and advance our cybersecurity strategy and regularly reports to our Audit Committee on cybersecurity matters. Our program is aligned with the National Institute of Standards and Technology five phase Cybersecurity Framework (Identify-Protect-Detect-Respond-Recover). We use industry leading security tools, regularly update our technology roadmaps, conduct simulated attacks, provide custom-built training for high-risk departments and mandate cybersecurity awareness and training a requirement for all employees. We have a detailed incident response plan in place in the event of a cybersecurity incident for contacting authorities and informing key stakeholders to ensure that any non-routine events are properly escalated. These plans are validated regularly to consider the types of decisions that would need to be made in the event of a cyber incident.
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

Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•unfavorable market and industry conditions may have a material adverse effect on our and our clients’ results of operations, financial condition and ability to pay dividends;
•some of our clients’ businesses may not return to levels experienced prior to the COVID-19 pandemic;
•most of our revenues are derived from services to a limited number of clients;
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
•increases in market interest rates may significantly reduce our revenues or impede our growth;
•our ability to expand our business depends upon the growth and performance of our clients and our ability to obtain or create new clients for our business and is often dependent upon circumstances beyond our control;
•our ability to continue to pay a regular quarterly dividend is dependent on many factors, including current and expected earnings and alternative uses for available cash and our Board of Directors may decide to lower our dividends;
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
•ESG initiatives, requirements and market expectations may impose additional costs and expose us and our clients to new risks;
•risks related to the security of our information technology;
•risks related to supply chain constraints, commodity pricing and other inflation, including inflation impacting wages and employee benefits;
•risks related to acquisitions, dispositions and other activities by or among our clients;
•allegations, even if untrue, of any conflicts of interest arising from our management activities; and
•risks to holders of our Class A Common Shares as a result of our dual class capital structure.
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

Risks Related to Our Business
Unfavorable market and industry conditions may have a material adverse effect on our and our clients’ results of operations, financial condition and ability to pay dividends.
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the real estate industry as a whole and/or the local economies in the markets in which our clients’ properties are located. Unfavorable economic and industry conditions may be due to, among other things, rising interest rates, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability (such as the war in Ukraine), and other conditions beyond our control. These current conditions, or similar conditions existing in the future, have adversely affected, and may continue to adversely affect, our and our clients’ and their tenants and managers’ results of operations, financial condition and ability to pay dividends. These impacts have reduced, and may continue to reduce, our clients’ market capitalizations, revenues and capital projects, which may reduce the fees we earn from them. Higher interest rates may reduce the value of our clients’ properties, increase the cost of their capital, and reduce their ability to make acquisitions. Higher interest rates also may reduce dispositions by the Managed Equity REITs that could limit their ability to reduce leverage and recycle capital. Further, current market conditions have negatively impacted the stock price of some of the Managed Equity REITs, which in turn has negatively impacted the fees we earn from them. Additionally, some of our clients may be negatively impacted by an economic downturn and a corresponding reduction in economic activity that reduces trucking volume, business and leisure travel, hotel occupancy and demand for diesel fuel, gasoline, and office, retail and industrial space, and may also limit the ability of residents and potential residents to pay for senior living communities.
Some of our clients’ businesses may not return to the levels experienced prior to the COVID-19 pandemic.
Some of our clients’ businesses were significantly impacted by the COVID-19 pandemic, including senior living, hotels, office and retail. Although these businesses have significantly improved from the low points experienced during the COVID-19 pandemic, they have not returned to pre-pandemic levels and there is a risk they may not due to changed market practices, delayed returns to prior market practices, industry conditions or otherwise. For instance, occupancy has increased at DHC’s senior living communities but not to pre-pandemic levels. In addition, although workers have increasingly returned to the office, they have not to date done so at the levels experienced prior to the pandemic and the adoption of remote, hybrid and other flexible working arrangements may result in long term declines in office occupancy and declines in demand for office space. Additionally, although leisure travel has increased, business travel has not experienced the same level of increase and it is unclear when or if business travel will return to pre-pandemic levels. If these businesses do not further improve and grow, our business, operating results and financial condition may be harmed, including if we experience a reduction or slower growth in the fees we receive from our clients.
Most of our revenues are derived from our provision of management services to a limited number of companies. The loss or failure, or decline in business or assets, of any of the Managed Equity REITs could substantially reduce our revenues.
The fees we earn from providing management services to, and the reimbursable fees we receive from, the Managed Equity REITs comprise most of our revenues. Further, our Managed Private Real Estate Capital clients have comprised an increasing portion of our revenues and our current business plans contemplate that trend continuing. Our operating results and our ability to maintain and grow our revenues depend upon the ability of our Managed Equity REITs, and increasingly, our Managed Private Real Estate Capital clients to raise or contribute capital to invest in real estate assets, to maintain and grow their investments and, as applicable, market capitalizations, and to achieve positive shareholder returns in excess of applicable REIT total shareholder return indexes. Reduced business activities, market capitalizations, shareholder returns, rents or capital projects of the Managed Equity REITs or Managed Private Real Estate Capital clients may materially reduce our revenues and our profitability.
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
The base business management fee payable by a Managed Equity REIT may increase or decrease materially as the Managed Equity REIT acquires or disposes of real estate assets or its market capitalization increases or decreases. In addition, we generally only earn an incentive business management fee under our business management agreement with a Managed Equity REIT if it outperforms an identified REIT total shareholder return index during the measurement period and certain other conditions are satisfied, as measured at the end of the applicable measurement period. The shareholder returns realized by a Managed Equity REIT, its market capitalization and its ability to raise capital or make investments may be impacted by trends in the Managed Equity REIT’s portfolio, the U.S. real estate industry generally, the Managed Equity REIT’s industry specifically or other factors that are outside of our or its control, including inflation, rising interest rates, supply chain challenges and economic downturns or recessions. Whether we earn an incentive fee, and the amount of any incentive fee we may earn, may have a significant impact on the amount of revenues we earn. For example, in the fiscal year ended September 30, 2019, our incentive business management fees earned from the Managed Equity REITs was 39.9% of our total management and advisory services revenues, and we earned no incentive business management fees during the past three fiscal years from the Managed Equity REITs. Further, the fees we earn under our property management agreements with the Managed Equity REITs and our Managed Private Real Estate Capital clients are based on a percentage of the rents they receive and a percentage of the costs of construction, in each case, at properties we manage for them and certain of our Managed Operating Companies. To the extent the Managed Equity REITs or our applicable Managed Operating Companies receive reduced rent or incur lower construction costs, our property management fee revenues would be negatively impacted. Also, the fees under our management agreements with the Managed Operating Companies are based on a percentage of revenues earned by them or generated at the properties they manage. Our Managed Operating Companies have experienced high revenue volatility in the past, and given the nature of the Managed Operating Companies’ businesses (i.e., travel centers, senior living communities and hotels), may continue to experience revenue volatility for the reasonably foreseeable future.
Our management agreements with our clients are subject to termination.
Our management agreements with our clients may be terminated by a client or by us in certain circumstances. For example, if we do not satisfy the applicable measures for calendar year 2022 under our management agreements with DHC or SVC, DHC or SVC, as applicable, will have the right to terminate its management agreement by prior written notice to us within 60 days following December 31, 2022, and in which case, it would be required to pay us the applicable termination fee. If any of our management or advisory agreements with a client is terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of a management agreement with a client, we may be unable to invest the after tax proceeds from the termination fee we receive in opportunities that earn returns equal to or greater than the revenues lost as a result of the terminated management agreement. The termination of our management agreement or advisory agreement with any of our clients could have a material adverse impact on our business, results of operations and financial condition.
We are significantly dependent on conditions in the commercial real estate industry.
Our business and operations are significantly dependent on conditions in the commercial real estate industry, which in turn is impacted by general economic conditions in the United States. Significant portions of the commercial real estate market in the United States were negatively impacted by the COVID-19 pandemic and the resulting changes to market and workplace practices, including remote work for many office based workers, reduced hotel occupancy and declines in senior living communities’ operations. Although those conditions have since improved, some parts of the commercial real estate market have not returned to pre-COVID 19 pandemic levels. Further, current negative economic conditions exist, including rising interest rates, inflation, supply chain disruptions and possible economic recession. Adverse conditions in the commercial real estate industry and declining real estate values would harm our business and financial condition by limiting our and our clients’ access to debt and equity capital and our and their ability to grow our and their businesses. Adverse conditions may also give rise to an increase in tenant defaults under our clients’ leases, defaults of SEVN’s loans, and decreased market capitalizations, shareholder returns, rent receipts and capital projects for the Managed Equity REITs.
Increases in market interest rates may significantly reduce our revenues or impede our growth.
The recent increases in interest rates may significantly reduce our revenues or impede our growth. In response to significant and prolonged increases in inflation over the past year, the Federal Reserve has raised interest rates six times since the beginning of calendar 2022 and has announced an expectation that it will continue to raise interest rates through the end of 2022 and into 2023. The timing, number and amount of any future interest rate increases are uncertain.
Increases in market interest rates may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell the common shares of our Managed REITs is the distribution rate with respect to such shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate before investing in a Managed REIT or they may sell the Managed REITs’ common shares and seek alternate investments with a higher distribution rate. Sales of common shares of the Managed Equity REITs may cause a decline in the market prices of such shares, which reduces the market capitalizations and total shareholder returns of the Managed Equity REITs, which, in turn, may materially reduce the fees we earn under our business management agreements with them. Moreover, the increases in interest rates has led to increased borrowing costs for our clients and may negatively impact their access to capital to fund future growth, reduce their earnings and total shareholder returns and cause SEVN’s borrowers to default, which may materially reduce the fees we earn under our business management agreements with our clients. Further, during periods of increased borrowing costs, real estate transaction volumes often slow along with real estate valuation growth which may impact the results of operation of our clients and the fees we earn from those clients.
If we cannot retain and motivate our key and talented personnel and recruit, retain and motivate new talented personnel, our business, results and financial condition could be adversely affected.
Our people are the foundation of our success and in many ways our most critical asset. Our continued success depends to a great extent on our ability to retain and motivate our key and talented personnel and strategically recruit, retain and motivate new talented personnel. However, we may not be successful in these efforts as the market for qualified employees in the asset management industry is highly competitive. Historically we have not had employment agreements with our key employees and we have no present intention to enter into any. Our ability to recruit, retain and motivate our personnel is dependent on our ability to offer attractive compensation, opportunities for professional growth and a desirable work environment. In connection with the COVID-19 pandemic, there has been a shift to a hybrid work model and, in our recruiting efforts, we have seen increased focus by prospective candidates on remote, hybrid and flexible work arrangements, including around location. If there is a further shift to a longer-term fully remote model that does not require maintaining close proximity to our offices, we may experience an even further increase in competition for talent and it may be difficult to recruit and retain our professionals. In addition, our clients have historically granted equity awards to our officers and certain other employees of ours. If our clients reduce the amount of, or stop making, similar grants in the future, or if the value of any equity awards they may grant are lower than anticipated, we may need to increase the amount of compensation we pay to offset the reduction in compensation our officers and other applicable employees would otherwise receive. In order to recruit and retain existing and future personnel, we may need to increase the level of compensation that we pay to them, which may cause a higher amount of our revenue to be paid out in the form of compensation, which may have an adverse impact on our profits.
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
We are subject to substantial regulation and numerous contractual obligations and internal policies. We are subject to regulation by the SEC, Nasdaq, and other federal, state and local or international governmental bodies and agencies or self-regulatory organizations. Our subsidiary, Tremont, is registered with the SEC as an investment adviser under the Investment Advisers Act. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including compliance, record keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also may owe fiduciary duties to certain of their clients.
We are also responsible for managing or assisting with the regulatory aspects of certain of our clients, including the Managed REITs’ compliance with applicable REIT rules and SEVN’s maintenance of its exemption from registration under the 1940 Act. The level of regulation and supervision to which we and our clients are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. For example, we and SEVN may also be subject to state licensing requirements to conduct lending activities. The regulations to which we and our clients are subject are extensive, complex and require substantial management time and attention. In addition, regulatory oversight and enforcement may increase and become more rigorous. Our or our clients’ failure to comply with any of the regulations, contractual obligations or policies applicable to it may subject us to litigation, extensive investigations, enforcement actions, as well as substantial fines, penalties and reputational risk, and our business and operations could be materially adversely affected.
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
ESG initiatives, requirements and market expectations may impose additional costs and expose us and our clients to new risks.
There is an increasing focus from investors, certain of our clients’ tenants, managers, borrowers, customers, employees, and other stakeholders, and regulators concerning corporate sustainability. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us or our clients, or otherwise do business with us or our clients, if they believe our or their policies relating to corporate responsibility are inadequate. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies' corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and our clients and cause us and our clients to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or our clients elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or their policies with respect to corporate responsibility are inadequate. In July 2022, we announced our zero emissions goal pursuant to which we have pledged to reduce our scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline. We and our clients may face reputational damage in the event that our or their corporate responsibility procedures or standards do not meet the goals we or they have set or the standards set by various constituencies. If we and our clients fail to satisfy the expectations of investors and our clients’ tenants, managers, borrowers, customers, employees and other stakeholders or our or our clients’ announced goals and other initiatives are not executed as planned, our and our clients’ reputation and financial results could be adversely affected, the management fees we may earn from our clients may decline, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we or our clients may incur significant costs in attempting to comply with ESG policies or third party expectations or demands.
We and our clients are subject to risks from adverse weather, natural disasters and climate events.
We and our clients are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and climate events. For example, the properties owned by our Managed Equity REITs and our Managed Private Real Estate Capital clients could be severely damaged or destroyed by physical climate risks that could materialize as either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact our other clients and cause significant losses if such clients or their tenants, managers or borrowers are unable to operate their businesses due to damage resulting from such events. Insurance may not sufficiently cover all losses sustained by our clients and their tenants, managers or borrowers. If we or our clients fail to adequately prepare for such events, our and our clients’ revenues, results of operations and financial condition may be impacted.
We rely on information technology and systems in our operations, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm our business.
We rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and our internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees, tenants, borrowers and guarantors and lease data. If we experience material failures, inadequacies or interruptions or security breaches of our information technology, we could incur material costs and losses. Further, third party vendors have experienced and could experience similar events with respect to their information technology and systems that impact the products and services they provide to us or our clients. We rely on commercially available systems, software, tools and monitoring, as well as our internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer, borrower, guarantor and vendor information, such as personally identifiable information related to our employees and others and information regarding our and our clients’ financial accounts. We take various actions, and we incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information. Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

The cybersecurity risks to us, our clients and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or other third parties’ information technology networks and systems or operations. Although much of our staff returned to our offices during the pandemic, flexible working arrangements have resulted in a higher extent of remote working than we experienced prior to the pandemic. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, our ability to maintain the security, proper function and availability of our information technology and systems since remote working by our employees could strain our technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology. Any failure to maintain the security, proper function and availability of our information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to our or our clients’ operations, or to safeguard our or our clients’ business processes, assets and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us.
Supply chain constraints and commodity pricing and other inflation, including inflation impacting wages and employee benefits, may continue to negatively impact us and our clients and our and their businesses, results of operations and ability to grow.
The global economy has been experiencing supply chain constraints and commodity pricing and other inflation, including inflation impacting wages and employee benefits. Inflation rates, particularly in the United States, have increased recently to levels not seen in years. These conditions have increased the costs for materials, other goods and labor, and these rising costs are impacting us and our clients. For example, various construction supplies and materials have experienced significant price increases as have other commodities, such as food and fuel. These pricing increases as well as increases in labor costs have increased the operating costs for certain of our clients. If these inflationary pressures continue, our clients may reduce or delay construction projects that we oversee and may realize decreased earnings, negative impacts on their ability to increase or maintain dividends that they pay to their shareholders and reduced market capitalizations. In that case, the management fees we earn may decline and our revenues, results of operations and ability to grow our business may be negatively impacted.
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
We have presented in this Annual Report on Form 10-K historical fees that we have earned from our clients. The historical fees earned from our clients, including those presented in this Annual Report on Form 10-K, should not be considered as indicative of the future results of our clients or of our future results. The risks associated with each client’s business could adversely affect its ability to carry out its business plans and objectives, and, as a result, could adversely impact its ability to pay us management or advisory fees or cause the amounts of those fees to decline. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” Risks to our clients, in addition to the risks noted elsewhere in this Annual Report on Form 10-K, include, but are not limited to, the following:
•adverse economic and market conditions;
•the inability of our clients’ tenants, managers and borrowers to weather the current adverse economic conditions, including rising interest rates, prolonged high inflation, supply chain disruptions, economic downturn and possible recession and thereby impair their ability to pay rent and returns and make loan payments;
•the inability of our clients to access debt and equity capital on attractive terms, or at all which could reduce our clients’ ability to pursue acquisition and development opportunities and refinance existing debt, and reduce our clients’ returns from acquisition and development activities and increase their future interest expense;
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
•a sustained period of rising interest rates may increase operating costs, reduce the value of properties, increase cost of capital and make raising capital difficult for our clients whereas low interest rates may increase the amount of debt capital available, which may result in declining capitalization rates for property acquisitions and impede the growth of our clients’ businesses;
•changing general economic and financial market conditions could significantly reduce the value of the real estate, loans and other investments of our clients and reduce the amounts earned on those investments;
•changing market, consumer and workplace practices and trends could result in decreased demand for business travel, hotel stays, conference facilities, office space, diesel fuel and gasoline;
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
•changes in investor preferences or market conditions could limit our clients’ ability to raise capital to competitively maintain their properties and operations or make new investments;
•shareholder activism, complaints about management strategies and structures, corporate governance and other matters may divert management attention and be disruptive to the operation of our clients;
•ESG initiatives, requirements and market expectations may impose additional costs and expose our clients to new risks;
•changes in tax laws, regulation or accounting rules may make certain types of investments in or by our clients less valuable;
•our clients are exposed to environmental, building and other laws, natural disasters, adverse impacts from global climate change and other factors beyond their control as a result of their investment in real estate;

•our clients have significant investments in certain types of assets, such as hotels, senior living communities, healthcare properties and travel centers, and market changes which impact these specific types of assets (e.g., a reduction in levels of business travel and occupancy at hotels and senior living communities as a result of adverse economic and market conditions, tenant and customer trends, new competition for short term accommodations, changes in Medicare and Medicaid rates, and other regulatory matters, fuel price volatility, fuel efficiency improvements and alternative energy sourcing) may adversely impact certain of the clients’ ability to maintain or grow their business;
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
Many of our clients are SEC registrants and file reports with the SEC as required by the Exchange Act. A discussion of the businesses and the risks associated with the businesses of our clients that are SEC registrants is contained in the reports filed by our clients, including in the section captioned “Risk Factors” in each Managed REIT’s, ALR’s and TA’s Annual Reports on Form 10-K for the year ended December 31, 2021, as those Risk Factors may have been updated or supplemented in those companies’ Quarterly Reports on Form 10-Q filed subsequently. Copies of these reports are available at the SEC’s website, www.sec.gov.
Risks Related to Our Securities
A trading market that provides adequate liquidity may not be sustained for our Class A Common Shares and the market price of our Class A Common Shares may fluctuate widely.
Our public float represents about 48.8% of the economic interest in RMR LLC. As a result, a significant amount of the economic interest in RMR LLC is not represented in our public float, which may adversely impact trading in our Class A Common Shares. There can be no assurance that an active trading market for our Class A Common Shares will be sustained in the future.
The market price of our Class A Common Shares may fluctuate widely, depending upon many factors, some of which are beyond our control, including, but not limited to, the following:
•market and economic volatility due to adverse economic, geopolitical and public health conditions and the resulting market disruption on us and our clients;
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
RMR Inc. currently plans to pay a regular quarterly cash dividend equal to $0.40 per share ($1.60 per share per year) to holders of its Class A Common Shares. However, the amount of distributions RMR LLC may make in the future is not certain, and there is no assurance that future distributions will be made. The declaration and payment of any dividends to our shareholders will be at the discretion of our Board of Directors which considers many factors when setting dividend rates including RMR Inc.’s current and expected earnings and the availability of cash to fund dividends as compared to alternative uses of such cash. Our Board of Directors may change the distribution policy or discontinue the payment of dividends at any time. Accordingly, any future dividends may be increased or decreased and there is no assurance as to the rate at which any future dividends will be paid, and they could decline in amount or be suspended or discontinued. Any change in our dividend policy could have a material adverse effect on the market price of our Class A Common Shares.
Risks Related to Our Relationships with Our Controlling Shareholder and Our Clients
Our controlling shareholder controls our voting power, and our other shareholders will have less influence over our business than shareholders of most other publicly traded companies.
Substantially all of the voting power in RMR Inc. and a majority of the economic interest in RMR LLC is held by ABP Trust, an entity controlled by its sole trustee, Adam D. Portnoy. Mr. Portnoy is Chair of our Board of Directors and one of our Managing Directors and is our President and Chief Executive Officer. RMR Inc. is the managing member of RMR LLC. As of September 30, 2022, Adam D. Portnoy beneficially owned in aggregate, directly and indirectly through ABP Trust, a combined direct and indirect 51.2% economic interest in RMR LLC and controlled 91.2% of the aggregate voting power of our outstanding capital stock. As a result of this voting control, Adam D. Portnoy is effectively able to determine the outcome of all matters requiring shareholder approval, including, but not limited to, election of our directors. Adam D. Portnoy is able to cause or prevent a change of control of RMR Inc., and this voting control could preclude any unsolicited acquisition of RMR Inc. The voting control of Adam D. Portnoy could deprive our shareholders of an opportunity to receive a premium for their Class A Common Shares as part of a sale of us and may affect the market price of our Class A Common Shares.
Our management agreements with the Managed Equity REITs may discourage our change of control.
Each Managed Equity REIT may terminate its management agreements with us if we experience a change of control, as defined in those agreements, without payment of any termination fee. We may be unable to duplicate the long term management arrangements we have with each of the Managed Equity REITs if the management agreements were terminated following our change of control. As a result, the management agreements may discourage a change of control of us, including a change of control which might result in payment of a premium for our Class A Common Shares.

The registration of Tremont under the Investment Advisers Act may discourage our change of control.
Our subsidiary, Tremont, is registered as an investment adviser under the Investment Advisers Act. Any change in control of Tremont, as defined in and interpreted pursuant to the Investment Advisers Act, would trigger a shareholder approval right by SEVN shareholders or other advisory clients of Tremont as applicable, under that Act. The need for such approval may discourage a change of control of us, including a change of control which might result in payment of a premium for our Class A Common Shares.
The ability of ABP Trust to sell its ownership stake in us and speculation about any such sale may adversely affect the market price of our Class A Common Shares.
ABP Trust controls 100.0% of our Class B-1 Common Shares (which are exchangeable for Class A Common Shares) and Class B-2 Common Shares, some of our currently outstanding Class A Common Shares and approximately 49.0% of our Class A Units of RMR LLC (which ABP Trust may cause RMR LLC to redeem for, at our election, Class A Common Shares on a one for one basis or cash). Thus, a significant portion of our ownership is not trading in the public markets. ABP Trust may sell any or all of its Class A Common Shares at any time without approval by our other shareholders. Speculation by the press, stock analysts, our shareholders or others regarding the intention of ABP Trust to dispose of Class A Common Shares could adversely affect the market price of our Class A Common Shares. Moreover, the market price of our Class A Common Shares may be adversely impacted by the fact that a significant amount of our outstanding shares are not included in the public float of our Class A Common Shares and by our dual-stock structure. Accordingly, our Class A Common Shares may be worth less than they would be if the Class A Common Shares that ABP Trust controls or has a right to acquire were trading in the public markets.
We and our clients are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We and our clients are party to transactions with related parties, including with entities controlled by Adam D. Portnoy and entities that we manage. For example, because of the relationships among us, Adam D. Portnoy, and our clients, the agreements we are party to with them, including our management agreements, are among related parties. Other examples include: SVC is TA’s principal landlord, and TA is SVC’s largest tenant, operating travel center locations owned by SVC pursuant to long term leases; ALR manages many of the senior living communities owned by DHC pursuant to long term management agreements, DHC owns approximately 33% of ALR’s outstanding common stock and most of the senior living communities ALR operates are owned by DHC; Sonesta manages the majority of SVC’s hotels pursuant to management agreements, SVC owns approximately 34% of Sonesta’s outstanding common stock and most of the hotels Sonesta operates are owned by SVC. Our and our clients’ agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Moreover, we are subject to the risk that our shareholders or the shareholders of one or more of our clients may challenge any such related party transactions. If challenges to related party transactions were to be successful, we or our clients might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our or our clients’ reputation, business and growth and could adversely affect our or our clients’ ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
Declines in revenue, business or assets of a client may result in a corresponding decline or reduced market capitalizations for another client due to their business relationships with each other.
Some of our clients have significant interests in other clients of ours, including ownership interests and business arrangements. For example: ALR manages many of the senior living communities owned by DHC and DHC owns approximately 33% of ALR’s outstanding common stock; Sonesta manages most of SVC’s hotels and the majority of the hotels operated by Sonesta are owned by SVC and SVC owns approximately 34% of Sonesta’s outstanding common stock; and TA leases all of SVC’s travel center properties and SVC owns approximately 8.0% of TA’s outstanding common stock. Accordingly, a decline in revenue, business or assets of ALR would be expected to adversely impact DHC, and a decline in revenue, business or assets of Sonesta or TA would be expected to adversely impact SVC.
Our management responsibilities to each of our clients and any future companies we may manage may give rise to actual, potential or perceived conflicts of interest.
Some of our clients have overlapping investment objectives, and if and as we expand our management services to include additional private real estate capital clients, additional overlapping investment objectives may result. Additionally, some of our clients have material business relationships with, and in some instances have engaged in material transactions with, other of our clients that could give rise to conflicting interests. Our controlling shareholder’s investment in some of our clients also could give rise to conflicting interests. Our clients rely on information and management services we provide to them. While we and our clients have policies and procedures in place that are intended to mitigate the risks of conflicts of interest, our allocation of investment opportunities and cost reimbursements, advice, recommendations and commitments of our management team across our clients might be perceived to favor one client at the expense of another.
In addition to serving as the Chair and a member of our Board of Directors and on our executive team, Adam D. Portnoy serves as the chair of the board and as a managing trustee or managing director, of each Managed REIT, TA and ALR and as a director of Sonesta (and its parent); certain of our other officers serve as managing trustees, managing directors or directors of our clients; and all of the executive officers of the Managed REITs and many of the executive officers of the Managed Operating Companies are our officers and employees. In addition, several of the independent trustees and independent directors of our public clients also serve as independent trustees or independent directors of other public clients. These multiple responsibilities and varying interests could create competition for the time and efforts of Adam D. Portnoy and RMR LLC and its subsidiaries and their officers and employees, and actual, potential or perceived conflicts of interest may arise.
Shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. The various relationships noted above may precipitate such activities. In addition, certain proxy advisory firms which have significant influence over the voting by shareholders of public companies, have, in the past, recommended that shareholders vote against, or withhold votes for, the election of board members at annual meetings of shareholders of our clients, and they may advocate for similar voting actions for future meetings. These actions may affect the outcome of those elections and impact the governance of those clients, which may increase the risk of shareholder activism and litigation at those clients. These activities could result in substantial costs and diversion of our management’s attention and could have a material adverse effect on our and our clients’ reputations and businesses.
Risks Related to Our Organization and Structure
We are a “controlled company” within the meaning of the Nasdaq listing rules and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. Our shareholders will not have the same protections afforded to shareholders of companies that are subject to such requirements.
Adam D. Portnoy, as sole trustee of ABP Trust, holds more than 50.0% of the voting power of our shares eligible to vote. As a result, we are a “controlled company” under the Nasdaq listing rules. Under these rules, a company of which more than 50.0% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain listed company governance requirements, including the requirements that the board of directors be comprised of a majority of independent directors and that we have a compensation committee and a nominating and corporate governance committee composed entirely of independent directors. Although we are not currently availing ourselves of these exceptions, the fact that we could in the future may cause our Class A Common Shares to trade at a lower price than if these protections were provided.
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
ABP Trust may redeem Class A Units it owns for Class A Common Shares or cash. See “Business-Our Organizational Structure-The RMR LLC Operating Agreement-Redemption rights of holders of Class A Units” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Both ABP Trust’s initial purchase of Class A Units and any future redemptions that ABP Trust may effect may result in increases in our tax basis of our assets that otherwise would not have been available. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we otherwise would be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those assets. The Internal Revenue Service, or the IRS, may challenge all or part of these tax basis increases, and a court might sustain such a challenge.
We have entered into a tax receivable agreement, dated June 5, 2015, by and among RMR Inc., RMR LLC and ABP Trust that provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. actually realizes as a result of (a) the increases in tax basis attributable to its dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. See “Business-Our Organizational Structure-Tax Receivable Agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 for further information regarding the tax receivable agreement. While the actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, including the timing of redemptions, the price of our Class A Common Shares at the time of the redemption, the extent to which such redemptions are taxable, and the amount and timing of our income, we expect that, as a result of the size of the increases in the tax basis of the tangible and intangible assets of RMR LLC attributable to RMR Inc.’s interests in RMR LLC, during the expected term of the tax receivable agreement, the payments that RMR Inc. makes to ABP Trust may be substantial. ABP Trust generally will not reimburse RMR Inc. for any payments that may have been made under the tax receivable agreement. As a result, in certain circumstances RMR Inc. could make payments to ABP Trust under the tax receivable agreement in excess of cash tax savings. Our ability to achieve benefits from any tax basis increase, and the payments to be made under the tax receivable agreement, will depend upon a number of factors, including the timing and amount of our future income.
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
Our governing documents do not limit our business to the management of commercial real estate assets or businesses related thereto. Accordingly, we may pursue other business initiatives. To the extent we enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with: (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities competently or profitably; (iii) combining or integrating operational and management systems and controls; and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. During the past year, we expanded our managed private real estate capital through the execution of new business ventures; our managed private real estate capital assets under management increased during the past year from approximately $1.3 billion as of September 30, 2021 to $3.9 billion as of September 30, 2022. Our Managed Private Real Estate Capital clients are subject to many of the same risks noted elsewhere in this Annual Report on Form 10-K and may be subject to additional risks. For example, our strategic initiatives may include joint ventures or partnerships, in which case we will be subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. There can be no assurance that our increased focus on private real estate capital will be successful in the future or that we will achieve our performance objectives.
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
As of November 7, 2022, there were 2,315 shareholders of record of our Class A Common Shares.
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the fiscal year ended September 30, 2022:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
October 2021	225	$34.05	N/A	N/A
March 2022	745	$30.65	N/A	N/A
September 2022	19,941	$25.89	N/A	N/A
Total	20,911	$26.15	N/A	N/A
(1)These Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain of our Directors, officers and employees in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our Class A Common Shares at the close of trading on Nasdaq on the purchase dates.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses. As of September 30, 2022, RMR LLC managed 2,100 properties in 46 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed REITs so as to maintain, grow and increase the value of their businesses, to assist our Managed Operating Companies to grow their businesses and operate profitably and to successfully expand our Managed Private Real Estate Capital business through the execution of new business ventures and additional investments. Our business and the businesses of our clients generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net population migration across different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends.
Beyond general real estate industry trends, we also take into account general economic factors impacting our clients. More specifically, in the U.S., the Federal Reserve has increased the federal funds rate six times since the beginning of calendar 2022 and has announced an expectation that it will continue to raise rates, in an attempt to slow inflation, which has in turn lead to increased borrowing costs and disruptions in the financial markets. In a period of increased borrowing costs, real estate transaction volumes often slow along with real estate valuation growth, which the commercial real estate industry has been experiencing. Rising interest rates also adversely impact our clients with floating rate debt, which they, in some instances, attempt to address with interest rate caps and other strategic actions to reduce leverage. Further, while the Federal Reserve is looking to slow inflation, its efforts may not be successful. The impact of rising costs, both for goods and human capital, are impacting us and our clients and we and our clients are implementing mitigation strategies to minimize the impact of increased costs on our and our clients’ earnings, where possible.
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
Please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements”, Part 1, Item 1 “Business” and Part I, Item 1A “Risk Factors” for a discussion of some of the circumstances that may adversely affect us and our business.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the Managed Equity REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers, which are separately managed by our Managed Operating Companies or a third party. Also under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs and certain of the Managed Operating Companies based on a percentage of the cost of such construction. For further information regarding the fees we earn, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of September 30, 2022 and 2021, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		September 30,
REIT	Primary Strategy	2022	2021
DHC	Medical office and life science properties, senior living communities and wellness centers	$3,328,069	$5,150,401
ILPT	Industrial and logistics properties	4,656,472	2,100,020
OPI	Office properties primarily leased to single tenants, including the government	3,102,253	3,837,235
SVC	Hotels and net lease service and necessity-based retail properties	6,651,976	9,050,693
		$17,738,770	$20,138,349
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
The table above presents for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the fiscal years ended September 30, 2022 and 2021 may differ from the basis at the end of the periods presented in the table above. As of September 30, 2022, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of September 30, 2022, were $7,354,104, $5,693,562, $5,907,788 and $11,285,303, respectively.
The fee revenues we earned from the Managed Equity REITs for the fiscal years ended September 30, 2022 and 2021 are set forth in the following tables:

	Fiscal Year Ended September 30,
	2022				2021
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$19,408	$6,365	$4,570	$30,343	$23,247	$9,851	$3,274	$36,372
ILPT	20,810	9,738	806	31,354	11,110	6,471	164	17,745
OPI	17,369	15,936	8,899	42,204	17,025	16,021	4,205	37,251
SVC	38,444	3,998	1,751	44,193	41,771	3,494	589	45,854
	$96,031	$36,037	$16,026	$148,094	$93,153	$35,837	$8,232	$137,222
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
Our fee revenues from services to the Managed Operating Companies and the Managed Private Real Estate Capital clients for the fiscal years ended September 30, 2022 and 2021, are set forth in the following tables:

	Fiscal Year Ended September 30,
	2022				2021
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
ABP Trust	$2,046	$1,498	$556	$4,100	$2,335	$1,776	$184	$4,295
Other private entities	8,056	5,389	152	13,597	2,423	1,288	60	3,771
ALR	4,908	—	—	4,908	7,123	—	—	7,123
Sonesta	8,717	—	9	8,726	4,497	—	—	4,497
TA	15,926	—	—	15,926	13,727	—	—	13,727
	$39,653	$6,887	$717	$47,257	$30,105	$3,064	$244	$33,413
Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Tremont also provided advisory services to TRMT until September 30, 2021, when it merged with and into SEVN. Tremont is primarily compensated pursuant to its management agreements with SEVN (beginning January 6, 2021) and TRMT (until September 30, 2021) based on a percentage of equity, as defined in the applicable agreements.
For the fiscal years ended September 30, 2022 and 2021, we earned advisory services revenue of $4,530 and $3,956, respectively, and incentive fees of $0 and $620, respectively.
The Tremont business acts as a transaction broker for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such brokerage services of $99 and $467 for the fiscal years ended September 30, 2022 and 2021, respectively, which amounts are included in management services revenue in our consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
The following table presents the changes in our operating results for the fiscal year ended September 30, 2022 compared to the fiscal year ended September 30, 2021:

	Fiscal Year Ended September 30,
	2022	2021	$ Change	% Change
Revenues:
Management services	$195,450	$171,102	$24,348	14.2%
Incentive business management fees	—	620	(620)	n/m
Advisory services	4,530	3,956	574	14.5%
Total management and advisory services revenues	199,980	175,678	24,302	13.8%
Reimbursable compensation and benefits	56,684	52,369	4,315	8.2%
Reimbursable equity based compensation	7,072	9,154	(2,082)	(22.7)%
Other reimbursable expenses	568,767	370,037	198,730	53.7%
Total reimbursable costs	632,523	431,560	200,963	46.6%
Total revenues	832,503	607,238	225,265	37.1%
Expenses:
Compensation and benefits	129,872	119,644	10,228	8.5%
Equity based compensation	10,136	12,022	(1,886)	(15.7)%
Separation costs	1,315	4,525	(3,210)	(70.9)%
Total compensation and benefits expense	141,323	136,191	5,132	3.8%
General and administrative	32,919	26,961	5,958	22.1%
Other reimbursable expenses	568,767	370,037	198,730	53.7%
Transaction and acquisition related costs	132	984	(852)	(86.6)%
Depreciation and amortization	993	973	20	2.1%
Total expenses	744,134	535,146	208,988	39.1%
Operating income	88,369	72,092	16,277	22.6%
Interest and other income	1,322	760	562	73.9%
Gain on Tremont Mortgage Trust investment	—	2,059	(2,059)	n/m
Equity in earnings of investees	—	443	(443)	n/m
Unrealized gain on equity method investments accounted for under the fair value option	1,010	18,811	(17,801)	(94.6)%
Income before income tax expense	90,701	94,165	(3,464)	(3.7)%
Income tax expense	(13,233)	(13,152)	(81)	(0.6)%
Net income	77,468	81,013	(3,545)	(4.4)%
Net income attributable to noncontrolling interest	(43,464)	(45,317)	1,853	4.1%
Net income attributable to The RMR Group Inc.	$34,004	$35,696	$(1,692)	(4.7)%
n/m - not meaningful
References to changes in the income and expense categories below relate to the comparison of consolidated results for the fiscal year ended September 30, 2022, compared to the fiscal year ended September 30, 2021. For a comparison of consolidated results for the fiscal year ended September 30, 2021 compared to the fiscal year ended September 30, 2020, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Management services revenue. Management services revenue increased $24,348 primarily due to (i) growth in base business management fees of $9,700 and property and construction management fees of $3,909 earned from ILPT, primarily due to its acquisition of MNR, (ii) increases in construction supervision fees earned from OPI, SVC and DHC aggregating $7,152 due to increased development activity, and (iii) an increase in management fees earned from Sonesta of $4,229 primarily resulting from an increase in travel as pandemic restrictions have eased and an increase in the number of hotels that it manages and franchises during the current fiscal year. These increases were partially offset by a decline in base business management fees earned from DHC and SVC of $7,166 driven by declines in the enterprise values of these respective clients during the current fiscal year.
Incentive business management fees. Incentive business management fees of $620 in the prior fiscal year represent fees earned from TRMT. For further information about these incentive fees, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Advisory services revenue. Advisory services revenue increased $574 primarily due to the expiration of the fee waiver that was previously provided to TRMT in effect until December 31, 2020. For further information about this waiver, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits increased $4,315 primarily due to increases in employee compensation and benefits for which we receive reimbursement.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue decreased $2,082 primarily as a result of decreases in our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $10,228 primarily due to annual employee merit and bonus increases in the current fiscal year and increased headcount.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. Equity based compensation decreased $1,886 primarily as a result of decreases in our clients’ respective share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 5, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $5,958 primarily due to increases in technology infrastructure costs, third-party costs related to our expanded role in construction oversight and increases in recruiting and other professional fees.
Transaction and acquisition related costs. The decrease in transaction and acquisition related costs primarily relates to costs incurred in the prior fiscal year in connection with RMR Mortgage Trust’s conversion from a registered investment company to a commercial mortgage REIT and other strategic initiatives.
Interest and other income. Interest and other income increased $562 primarily due to higher interest earned during the current fiscal year as a result of higher interest rates.
Gain on Tremont Mortgage Trust investment. The gain on Tremont Mortgage Trust investment in the prior fiscal year represents the difference between the cost basis of our former investment in TRMT and the fair value of our investment in SEVN on the date of the Merger. For further information see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our former equity interest in TRMT. For further information, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Unrealized gain on equity method investments accounted for under the fair value option. Unrealized gain on equity method investments accounted for under the fair value option represents the unrealized gain or loss on our investments in SEVN and TA common shares. For further information, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Income tax expense. The increase in income tax expense of $81 is primarily attributable to higher taxable income during the current fiscal year and an increase in the annual effective tax rate compared to the prior fiscal year. For further information see Note 3, Income Taxes, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of September 30, 2022 and 2021, we had cash and cash equivalents of $189,088 and $159,835, respectively, of which $21,492 and $23,338, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2022 and 2021, $181,219 and $131,065, respectively, of our cash and cash equivalents were invested in money market funds. We believe that our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, and to fund our operations and obligations, in the next twelve months.
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
During the fiscal year ended September 30, 2022, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $44,330. On October 13, 2022, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 24, 2022 in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,642. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,114, of which $5,314 will be distributed to us based on our aggregate ownership of 16,605,741 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $11,442 and we expect to pay this dividend on or about November 17, 2022. See Note 6, Shareholders’ Equity, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding these distributions.
For the fiscal year ended September 30, 2022, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $30,281, of which $15,940 was distributed to us and $14,341 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $15,940 distributed to us was eliminated in our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and the $14,341 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We used a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 5, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. As of September 30, 2022, our consolidated balance sheet reflects a liability related to the tax receivable agreement of $25,583, of which we expect to pay $2,275 to ABP Trust during the fourth quarter of fiscal year 2023.
Cash Flows
Our changes in cash flows for the fiscal year ended September 30, 2022 compared to the prior fiscal year were as follows: (i) net cash from operating activities increased from $71,794 in the prior fiscal year to $101,270 in the current fiscal year; (ii)

net cash used in investing activities increased from $1,142 in the prior fiscal year to $10,590 in the current fiscal year; and (iii) net cash used in financing activities decreased from $280,480 in the prior fiscal year to $61,427 in the current fiscal year.
The increase in net cash from operating activities for the fiscal year ended September 30, 2022 compared to the prior fiscal year primarily reflects increases in net income, after the exclusion of non-cash gains and losses, as well as favorable changes in working capital. The increase in net cash used in investing activities for the fiscal year ended September 30, 2022 compared to the prior fiscal year was primarily due to the purchase of 882,407 SEVN common shares in the current fiscal year. The decrease in net cash used in financing activities for the fiscal year ended September 30, 2022 compared to the prior fiscal year was primarily due to a one-time, special cash dividend of $7.00 per Class A Common Share and Class B-1 Common Share, or $219,851, paid in the prior fiscal year.
As of September 30, 2022, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted in foreign currencies. As a result, we are not now subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our clients’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. Please see Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for the risks to us and our clients.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, the Chair of our Board and one of our Managing Directors, as well as our clients. For further information about these and other such relationships and related person transactions, please see Note 2, Summary of Significant Accounting Policies and Note 5, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, the section captioned “Business” above in Part I, Item 1 of this Annual Report on Form 10-K, our other filings with the SEC and our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, or the 2023 Proxy Statement, to be filed within 120 days after the close of the fiscal year ended September 30, 2022. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements” and Part I, Item 1A “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Estimates
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our consolidated financial statements requires our management to make certain critical accounting estimates and judgments that impact (i) the revenue recognized during the reporting periods and (ii) our principles of consolidation. These accounting estimates are based on our management’s judgment. We consider them to be critical because of their significance to our consolidated financial statements and the possibility that future events may cause differences from current judgments or because the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to test their reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of September 30, 2022, our internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2022 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B. Other Information
On November 14, 2022, our Board of Directors adopted Articles of Amendment, effective that same day, to increase the number of authorized shares of our Class A common stock by 350,000, which is equal to an increase in the total number of shares of our Class A common stock available for issuance under our Amended and Restated 2016 Omnibus Equity Plan, as approved by our shareholders at our annual meeting of shareholders held on March 10, 2022. The Articles of Amendment were filed with the State of Maryland’s State Department of Assessments and Taxation on November 14, 2022.
The foregoing description of the Articles of Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Articles of Amendment, a copy of which is filed as Exhibit 3.5 and incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may award our Class A Common Shares to our officers and employees under the Amended and Restated 2016 Omnibus Equity Plan, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. The terms of awards made under the 2016 Plan are determined by the Compensation Committee of our Board of Directors, at the time of the award. The following table is as of September 30, 2022.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2016 Plan	None.	None.	343,885 (1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	343,885 (1)
(1)    Consists of shares available for issuance pursuant to the terms of the 2016 Plan. Share awards that are repurchased or forfeited will be added to the shares available for issuance under the 2016 Plan. At our annual meeting of shareholders held on March 10, 2022, our shareholders approved the 2016 Plan, which amended and restated our prior equity plan to increase the total number of Class A Common Shares available for award by 350,000.
Other information required by this Item 12 of Form 10-K will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in the 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K will be included in the 2023 Proxy Statement and is incorporated herein by reference.
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
(b) Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Registrant (1)
3.2	Articles of Amendment, filed July 30, 2015 (1)
3.3	Articles of Amendment, filed September 11, 2015 (1)
3.4	Articles of Amendment, filed March 9, 2016 (2)
3.5	Articles of Amendment, filed November 14, 2022 (filed herewith.)
3.6	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017 (3)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock (4)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management & Research Trust) (1)
4.3	Description of Capital Stock (5)
10.1	The RMR Group LLC Amended and Restated Operating Agreement, dated as of October 14, 2015, as updated December 22, 2017, by and among The RMR Group LLC and its Members (6)
10.2	Amended and Restated Business Management Agreement, dated as of January 1, 2020, by and between ABP Trust and The RMR Group LLC (17)
10.3	Amended and Restated Business Management and Shared Services Agreement, dated as of June 5, 2015, by and between Sonesta International Hotels Corporation and The RMR Group LLC (1)
10.4	First Amendment to Amended and Restated Business Management and Shared Services Agreement, dated as of May 31, 2022, by and between Sonesta International Hotels Corporation and The RMR Group LLC (21)
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

10.7	Second Amendment to Second Amended and Restated Business Management Agreement, dated August 1, 2021, between Office Properties Income Trust and The RMR Group LLC (19)
10.8	Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Service Properties Trust (formerly known as Hospitality Properties Trust) and The RMR Group LLC (1)
10.9	First Amendment to Second Amended and Restated Business Management Agreement, dated as of August 1, 2021, by and between Service Properties Trust and The RMR Group LLC (19)
10.10
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust) and The RMR Group LLC (1)

10.11	First Amendment to Second Amended and Restated Business Management Agreement, dated as of August 1, 2021, by and between Diversified Healthcare Trust and The RMR Group LLC (19)
10.12	Business Management Agreement, dated as of January 17, 2018, by and between Industrial Logistics Properties Trust and The RMR Group LLC (7)
10.13	Amendment to Business Management Agreement, dated December 31, 2018, between Industrial Logistics Properties Trust and The RMR Group LLC (12)
10.14	Second Amendment to Business Management Agreement, dated August 1, 2021, between Industrial Logistics Properties Trust and The RMR Group LLC (19)
10.15	Amended and Restated Property Management Agreement, by and between The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust) (1)
10.16
Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Office Properties Income Trust (formerly known as Government Properties Income Trust) (1)

10.17	Third Amended and Restated Property Management Agreement, dated as of June 22, 2021, by and between The RMR Group LLC and Service Properties Trust (18)
10.18	Third Amended and Restated Property Management Agreement, dated as of June 9, 2021, by and between The RMR Group LLC and Diversified Healthcare Trust (18)
10.19	Property Management Agreement, dated as of January 17, 2018, by and between The RMR Group LLC and Industrial Logistics Properties Trust (7)
10.20	Tax Receivable Agreement, dated as of June 5, 2015, by and among the Registrant, The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust) (1)
10.21	Lease, dated as of June 1, 2015, by and between RMR West LLC and The RMR Group LLC (1)
10.22	Amendment No. 1 to the Lease, dated as of June 1, 2015, by and between RMR West LLC and The RMR Group LLC, effective as of January 1, 2016 (8)
10.23	Amendment No. 2 to the Lease, dated as of June 1, 2015, by and between ABP Trust and The RMR Group LLC, effective as of July 19, 2018 (8)
10.24	Amendment No. 3 to the Lease, dated as of June 1, 2015, by and between ABP Trust and The RMR Group LLC, effective as of June 13, 2019 (13)
10.25	Form of Indemnification Agreement for the Registrant and its directors and executive officers (1)
10.26	The RMR Group Inc. Amended and Restated 2016 Omnibus Equity Plan (+) (9)
10.27	Summary of Director Compensation (9)
10.28	Form of The RMR Group Inc. Share Award Agreement (+) (Filed herewith.)
21.1	Subsidiaries of the Registrant (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Filed herewith.)
31.1	Rule 13a-14(a) Certification (Filed herewith.)
31.2	Rule 13a-14(a) Certification (Filed herewith.)
32.1	Section 1350 Certification (Furnished herewith.)
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

99.5	Amended and Restated Business Management and Shared Services Agreement, dated as of March 16, 2015, between AlerisLife Inc. (formerly known as Five Star Quality Care, Inc.) and The RMR Group LLC (15)
99.6
Amended and Restated Business Management and Shared Services Agreement, dated as of March 12, 2015, by and between TravelCenters of America Inc. (formerly known as TravelCenters of America LLC) and The RMR Group LLC (16)

99.7	Letter Agreement, dated as of February 21, 2020, between Industrial Logistics Properties Trust and The RMR Group LLC (17)
99.8
Letter, dated February 25, 2022, between Industrial Logistics Properties Trust and The RMR Group LLC regarding Business Management Agreement between Industrial Logistics Properties Trust and The RMR Group LLC (20)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on September 15, 2017.
(4)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on November 2, 2015.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 22, 2019.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 8, 2018.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on January 18, 2018.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 8, 2018.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 11, 2022.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 10, 2017.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on December 12, 2017.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 7, 2019.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on June 14, 2019.
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 10, 2019.

(15)	Incorporated by reference to AlerisLife Inc.’s (formerly known as Five Star Quality Care, Inc.) Annual Report on Form 10-K (File No. 001-16817) filed with the SEC on March 16, 2015.
(16)	Incorporated by reference to TravelCenters of America Inc.’s Annual Report on Form 10-K (File No. 001- 33274) filed with the SEC on March 13, 2015.
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 11, 2020.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 5, 2021.
(19)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 15, 2021.
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 4, 2022.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 4, 2022.
(+) Contract with management or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The RMR Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The RMR Group Inc. (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
November 14, 2022
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The RMR Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The RMR Group Inc. (the “Company”) as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2022, of the Company and our report dated November 14, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 14, 2022

The RMR Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$189,088	$159,835
Due from related parties	108,821	88,661
Prepaid and other current assets	5,372	6,021
Total current assets	303,281	254,517

Property and equipment, net	2,495	2,218
Due from related parties, net of current portion	14,557	14,331
Equity method investments accounted for under the fair value option	49,114	39,476
Goodwill and intangible assets, net of amortization	2,057	2,094
Operating lease right of use assets	28,894	32,293
Deferred tax asset	17,112	18,671
Other assets, net of amortization	124,895	134,311
Total assets	$542,405	$497,911

Liabilities and Equity
Current liabilities:
Reimbursable accounts payable and accrued expenses	$80,221	$55,115
Accounts payable and accrued expenses	16,745	15,027
Operating lease liabilities	4,693	4,922
Employer compensation liability	7,516	6,076
Total current liabilities	109,175	81,140

Operating lease liabilities, net of current portion	25,626	29,148
Amounts due pursuant to tax receivable agreement, net of current portion	23,308	25,577
Employer compensation liability, net of current portion	14,557	14,331
Total liabilities	172,666	150,196

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,600,000 shares authorized; 15,606,115 and 15,485,236 shares issued and outstanding, respectively	16	15
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	113,136	109,910
Retained earnings	355,949	321,945
Cumulative common distributions	(262,496)	(236,766)
Total shareholders’ equity	206,621	195,120
Noncontrolling interest	163,118	152,595
Total equity	369,739	347,715
Total liabilities and equity	$542,405	$497,911
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Income
(amounts in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2022	2021	2020
Revenues:
Management services	$195,450	$171,102	$168,766
Incentive business management fees	—	620	—
Advisory services	4,530	3,956	2,911
Total management and advisory services revenues	199,980	175,678	171,677
Reimbursable compensation and benefits	56,684	52,369	52,344
Reimbursable equity based compensation	7,072	9,154	4,912
Other reimbursable expenses	568,767	370,037	360,572
Total reimbursable costs	632,523	431,560	417,828
Total revenues	832,503	607,238	589,505
Expenses:
Compensation and benefits	129,872	119,644	121,386
Equity based compensation	10,136	12,022	7,828
Separation costs	1,315	4,525	1,881
Total compensation and benefits expense	141,323	136,191	131,095
General and administrative	32,919	26,961	26,514
Other reimbursable expenses	568,767	370,037	360,572
Transaction and acquisition related costs	132	984	1,618
Depreciation and amortization	993	973	968
Total expenses	744,134	535,146	520,767
Operating income	88,369	72,092	68,738
Interest and other income	1,322	760	4,451
Gain on Tremont Mortgage Trust investment	—	2,059	—
Equity in earnings of investees	—	443	1,545
Unrealized gain on equity method investments accounted for under the fair value option	1,010	18,811	3,151
Income before income tax expense	90,701	94,165	77,885
Income tax expense	(13,233)	(13,152)	(11,552)
Net income	77,468	81,013	66,333
Net income attributable to noncontrolling interest	(43,464)	(45,317)	(37,541)
Net income attributable to The RMR Group Inc.	$34,004	$35,696	$28,792

Weighted average common shares outstanding - basic	16,338	16,266	16,194
Weighted average common shares outstanding - diluted	31,348	31,282	31,194

Net income attributable to The RMR Group Inc. per common share - basic	$2.06	$2.18	$1.77
Net income attributable to The RMR Group Inc. per common share - diluted	$2.04	$2.15	$1.75
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2019	$15	$1	$15	$103,360	$257,457	$(72,194)	$288,654	$240,381	$529,035
Share awards, net	—	—	—	3,262	—	—	3,262	—	3,262
Net income	—	—	—	—	28,792	—	28,792	37,541	66,333
Tax distributions to member	—	—	—	—	—	—	—	(14,939)	(14,939)
Common share distributions	—	—	—	—	—	(24,789)	(24,789)	(18,000)	(42,789)
Balance at September 30, 2020	15	1	15	106,622	286,249	(96,983)	295,919	244,983	540,902
Share awards, net	—	—	—	3,288	—	—	3,288	—	3,288
Net income	—	—	—	—	35,696	—	35,696	45,317	81,013
Tax distributions to member	—	—	—	—	—	—	—	(14,705)	(14,705)
Common share distributions	—	—	—	—	—	(139,783)	(139,783)	(123,000)	(262,783)
Balance at September 30, 2021	15	1	15	109,910	321,945	(236,766)	195,120	152,595	347,715
Share awards, net	1	—	—	3,226	—	—	3,227	—	3,227
Net income	—	—	—	—	34,004	—	34,004	43,464	77,468
Tax distributions to member	—	—	—	—	—	—	—	(14,341)	(14,341)
Common share distributions	—	—	—	—	—	(25,730)	(25,730)	(18,600)	(44,330)
Balance at September 30, 2022	$16	$1	$15	$113,136	$355,949	$(262,496)	$206,621	$163,118	$369,739
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Year Ended September 30,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$77,468	$81,013	$66,333
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	993	973	968
Straight line office rent	(352)	3	154
Amortization expense related to other assets	9,416	9,416	9,416
Deferred income taxes	1,559	5,229	1,829
Operating expenses paid in The RMR Group Inc. common shares	3,774	4,122	3,785
Equity in earnings of investees	—	(443)	(1,545)
Distributions from equity method investments	841	1,456	736
Gain on Tremont Mortgage Trust investment	—	(2,059)	—
Unrealized gain on equity method investments accounted for under the fair value option	(1,010)	(18,811)	(3,151)
Changes in assets and liabilities:
Due from related parties	(18,720)	(4,278)	10,400
Prepaid and other current assets	649	(2,144)	1,971
Reimbursable accounts payable and accrued expenses	25,106	(964)	(9,830)
Accounts payable and accrued expenses	1,546	(1,719)	(3,569)
Net cash from operating activities	101,270	71,794	77,497

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,121)	(1,142)	(601)
Equity method investment in Seven Hills Realty Trust	(9,469)	—	—
Equity method investment in TravelCenters of America Inc.	—	—	(5,319)
Net cash used in investing activities	(10,590)	(1,142)	(5,920)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(32,941)	(137,705)	(32,939)
Distributions to common shareholders	(25,730)	(139,783)	(24,789)
Repurchase of common shares	(547)	(834)	(523)
Payments under the tax receivable agreement	(2,209)	(2,158)	(2,111)
Net cash used in financing activities	(61,427)	(280,480)	(60,362)

Increase (decrease) in cash and cash equivalents	29,253	(209,828)	11,215
Cash and cash equivalents at beginning of period	159,835	369,663	358,448
Cash and cash equivalents at end of period	$189,088	$159,835	$369,663

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$9,555	$10,047	$10,189
Fair value of share based payments recorded	$7,072	$9,154	$4,912
Recognition of right of use assets and related lease liabilities	$1,295	$2,249	$40,765
Equity method investment in Seven Hills Realty Trust	$—	$(8,513)	$—
Equity method investment in Tremont Mortgage Trust	$—	$6,454	$—
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
As of September 30, 2022, RMR Inc. owned 15,606,115 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.5% of the economic interest of RMR LLC as of September 30, 2022. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.5% of the economic interest of RMR LLC as of September 30, 2022, which is presented as a noncontrolling interest within the consolidated financial statements. Adam D. Portnoy, the Chair of our Board and one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of September 30, 2022, managed a diverse portfolio of real estate and real estate related businesses. RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs.
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
RMR LLC’s wholly owned subsidiary, Tremont Realty Capital LLC, or Tremont, an investment adviser registered with the Securities and Exchange Commission, or SEC, provides advisory services for Seven Hills Realty Trust, or SEVN. SEVN is a publicly traded mortgage REIT that focuses on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. Until September 30, 2021, Tremont also provided advisory services to Tremont Mortgage Trust, or TRMT, a publicly traded mortgage REIT that merged with and into SEVN on September 30, 2021, or the Merger, with SEVN continuing as the surviving company. Tremont continues to manage the combined company pursuant to its management agreement with SEVN and waived the termination fee that would have otherwise been payable by TRMT as a result of the Merger. Tremont has in the past and may in the future manage additional accounts that invest in commercial real estate debt. Tremont may also act as a transaction broker for non-investment advisory clients for negotiated fees, which we refer to as the Tremont business.
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
Use of Estimates
Preparation of these financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP, requires our management to make certain estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates.
Revenue Recognition
Revenues from services that we provide are recognized as earned over time as the services provided represent performance obligations that are satisfied over time.
Management Agreements with the Managed Equity REITs
We are party to a business management and a property management agreement with each Managed Equity REIT. The following is a summary of the fees we earn pursuant to our business management agreements with the Managed Equity REITs. For a summary of the fees we earn pursuant to our property management agreements with the Managed Equity REITs, please see Property Management Agreements, below.
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
For the fiscal years ended September 30, 2022, 2021 and 2020, we earned aggregate base business management fees from the Managed Equity REITs of $96,031, $93,153 and $94,354, respectively.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

REIT indexes replaced the discontinued SNL U.S. REIT indexes and are used to calculate benchmark returns per share for purposes of determining any incentive business management fee payable by the Managed Equity REIT to RMR LLC. The replacement indexes are: MSCI U.S. REIT/Health Care Index for DHC; MSCI U.S. REIT/Industrial REIT Index for ILPT; MSCI U.S. REIT/Office REIT Index for OPI; and MSCI U.S. REIT/Hotel & Resort REIT Index for SVC. For periods prior to August 1, 2021, the previously used and now discontinued SNL U.S. REIT indexes continue to be used. Accordingly, the calculation of incentive business management fees for the next two measurement periods will continue to use the SNL U.S. REIT indexes in calculating the benchmark returns for periods through July 31, 2021.
We did not earn incentive business management fees from the Managed Equity REITs for the calendar years 2021, 2020 or 2019.
Term and Termination — Our management agreements with the Managed Equity REITs automatically extend on December 31st of each year and have terms thereafter that end on the 20th anniversary of the date of each extension. Each of the Managed Equity REITs has the right to terminate each management agreement: (i) at any time upon 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined in the agreements, (iii) upon written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined in the agreements, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined in the agreements. We have the right to terminate the management agreements for good reason, as defined therein.
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
For the fiscal years ended September 30, 2022, 2021 and 2020, we earned aggregate fees from the Managed Operating Companies of $29,551, $25,347 and $23,376, respectively.
Managed Private Real Estate Capital — We earn management fees from the Managed Private Real Estate Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable in cash monthly in arrears.
For the fiscal years ended September 30, 2022, 2021 and 2020, we earned aggregate fees from the Managed Private Real Estate Capital clients of $10,102, $4,758 and $2,530, respectively.
Property Management Agreements
We earn property management fees by providing continuous services pursuant to property management agreements with our clients. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision services in connection with certain construction activities undertaken at certain of the properties up to 5.0% of the cost of such construction.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

For the fiscal years ended September 30, 2022, 2021 and 2020, we earned aggregate property management fees of $59,667, $47,377 and $47,690, respectively, including construction supervision fees of $16,743, $8,476 and $7,940, respectively.
Management Agreements with Advisory Clients
Tremont is primarily compensated pursuant to its management agreements with SEVN (beginning January 6, 2021) and TRMT (until September 30, 2021 when it was terminated in connection with the Merger) at an annual rate of 1.5% of equity, as defined in the applicable agreements. Tremont waived any business management fees otherwise due and payable by TRMT pursuant to the management agreement for the period beginning July 1, 2018 until December 31, 2020.
For the fiscal years ended September 30, 2022, 2021 and 2020, we earned advisory services revenue of $4,530, $3,956 and $2,911, respectively.
Tremont may also earn an incentive fee under its management agreements with SEVN (beginning the second calendar quarter of 2021) and TRMT (until September 30, 2021) equal to, with respect to each company, the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters (or such lesser number of completed calendar quarters from January 5, 2021 for SEVN) in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont waived any incentive fees otherwise due and payable by TRMT pursuant to the management agreement prior to December 31, 2020. For the fiscal years ended September 30, 2022, 2021, 2020, Tremont earned incentive fees of $0, $620 and $0, respectively.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it brokers. For the fiscal years ended September 30, 2022, 2021 and 2020, the Tremont business earned fees for such brokerage services of $99, $467 and $816, respectively, which amounts are included in management services revenue in our consolidated statements of income.
Reimbursable Costs
In accordance with Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which has been codified as ASC Section 606, we determined that we control the services provided by third parties for certain of our clients and therefore account for the cost of these services and the related reimbursement revenue on a gross basis.
Reimbursable Compensation and Benefits — Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. We recognize the revenue for reimbursements when we incur the related reimbursable compensation and benefits expense on behalf of our clients.
Reimbursable Equity Based Compensation — Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. The revenue in respect of each award is based on the fair value as of the award date for those shares that have vested, with subsequent changes in the fair value of the unvested awards being recognized in our consolidated statements of income over the requisite service periods. We record an equal, offsetting amount as equity based compensation expense for the value of these awards.
Other Reimbursable Expenses — Other reimbursable expenses include reimbursements that arise from services we provide pursuant to our property management agreements, which include third party costs related to matters such as maintenance and repairs, security and cleaning services, a significant portion of which are charged or passed through to and paid by tenants of our clients.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Equity Method Investments
Seven Hills Realty Trust
As of September 30, 2022, Tremont owned 1,708,058, or approximately 11.6%, of SEVN’s outstanding common shares, which includes 882,407 shares purchased by Tremont from Diane Portnoy on May 11, 2022 for $9,469. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities.
We elected the fair value option to account for our equity method investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of September 30, 2022 and 2021, based on quoted market prices, was $15,577 and $8,513, respectively. The unrealized loss in our consolidated statements of income related to our investment in SEVN was $1,564 for the fiscal year ended September 30, 2022. During the fiscal year ended September 30, 2022, we received distributions from SEVN of $841.
Immediately prior to the consummation of the Merger, Tremont owned 1,600,100, or approximately 19.3%, of TRMT’s then outstanding common shares that were accounted for under the equity method of accounting. Pursuant to the equity method, we recorded our share of earnings from our investment in TRMT in equity in earnings of investees in our consolidated statements of income which totaled $443 and $1,545 for the fiscal years ended September 30, 2021 and 2020, respectively. We received aggregate distributions from TRMT of $1,456 and $736 during the fiscal years ended September 30, 2021 and 2020, respectively. Pursuant to the Merger, each common share of TRMT converted to 0.516 common shares of SEVN. Upon completion of the conversion, we elected the fair value option to account for our equity method investment in the surviving entity, SEVN. As a result, we recorded a gain of $2,059 equal to the difference between the cost basis of our investment in TRMT and the fair value of our investment in SEVN at the time of the Merger.
TravelCenters of America Inc.
As of September 30, 2022, we owned 621,853, or approximately 4.2%, of TA’s outstanding common shares. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in TA at September 30, 2022 and 2021, based on quoted market prices, was $33,537 and $30,963, respectively. The unrealized gain in our consolidated statements of income related to our investment in TA was $2,574, $18,811 and $3,151 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
Variable Interest Entities
We regularly evaluate our relationships and investments to determine if they constitute variable interests. A variable interest is an investment or interest that will absorb portions of an entity’s expected losses or receive portions of an entity’s expected returns. If we determine we have a variable interest in an entity, we evaluate whether such interest is in a variable interest entity, or VIE. Under the VIE model, we would be required to consolidate a VIE we manage if we are determined to be the primary beneficiary of the entity. We continuously assess whether we must consolidate any of the entities we manage. Consideration of factors included, but was not limited to, our representation on the entity’s governing body, the size of our investment in each entity compared to the size of the entity and the size of other investors’ interests, the ability and rights to participate in significant policy making decisions and to replace the manager of those entities. Based on this assessment, we concluded that we are not required to consolidate any of our clients.
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
The following is a summary of property and equipment presented in our consolidated balance sheets:

	September 30,
	2022	2021
Furniture and equipment	$4,620	$4,609
Leasehold improvements	244	260
Capitalized software costs	251	284
Total property and equipment	5,115	5,153
Accumulated depreciation	(2,620)	(2,935)
Property and equipment, net	$2,495	$2,218
Depreciation expense related to property and equipment and capitalized software costs for the fiscal years ended September 30, 2022, 2021 and 2020, was $956, $931 and $922, respectively.
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
The following is a summary of goodwill and intangible assets, net of amortization, presented in our consolidated balance sheets:

	September 30,
	2022	2021
Goodwill	$1,859	$1,859
Intangible assets, net of amortization	198	235
Goodwill and intangible assets, net of amortization	$2,057	$2,094
Equity-Based Compensation
The awards made under our share award plan to our Directors, officers and employees to date, have been shares of Class A common stock of RMR Inc., or Class A Common Shares. Shares issued to Directors vest immediately. Shares issued to our officers and employees vest in five equal, consecutive, annual installments, with the first installment vesting on the date of award. We recognize share forfeitures as they occur. Compensation expense related to share awards is determined based on the market value of our shares on the date of award, with the aggregate value of the awarded shares amortized to expense over the related vesting period. Expense recognized for shares awarded to Directors are included in general and administrative expenses and for shares awarded to employees are included in equity based compensation expenses in our consolidated statements of income.
Other Assets
On June 5, 2015 in connection with the formation of RMR Inc., each of DHC, OPI (then Government Properties Income Trust, or GOV, and Select Income REIT, or SIR) and SVC contributed cash and shares with a combined value of $167,764. The consideration received from such Managed Equity REITs for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares in the amount of $193,806, which we recorded in other assets. The other assets are being amortized against revenue recognized related to the management agreements using the straight line method through

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

the period ended December 31, 2035. For the fiscal years ended September 30, 2022, 2021 and 2020, we reduced revenue by $9,416 each year, related to the amortization of these other assets. As of September 30, 2022, the remaining amount of these other assets to be amortized was $124,895.
Transaction and Acquisition Related Costs
Transaction and acquisition related costs include costs related to acquisitions and other strategic transactions. Such costs include legal, accounting, valuation, other professional or consulting fees. Transaction and acquisition related costs are expensed as incurred.
Segment Reporting
During the fiscal year ended September 30, 2022, we changed our reportable segments to a single reportable segment, which reflects how our chief operating decision maker allocates resources and evaluates our financial results. Because we have a single reportable segment, restated segment information for prior periods has not been presented and all required financial segment information can be found directly in our consolidated financial statements.
Note 3. Income Taxes
We are the sole managing member of RMR LLC. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its tax consolidated subsidiaries. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. During the fiscal years ended September 30, 2022, 2021 and 2020, all of our income before taxes was derived solely from domestic operations.
We had a provision for income taxes which consists of the following:

	Fiscal Year Ended September 30,
	2022	2021	2020
Current:
Federal	$8,553	$5,820	$7,138
State	3,121	2,103	2,584
Deferred:
Federal	1,176	3,834	1,252
State	383	1,395	578
Total	$13,233	$13,152	$11,552
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year Ended September 30,
	2022	2021	2020
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.0%	3.1%	2.9%
Permanent items	0.7%	0.6%	1.0%
Net income attributable to noncontrolling interest	(10.1)%	(10.1)%	(10.1)%
Other (1)	—%	(0.6)%	—%
Total	14.6%	14.0%	14.8%
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
The components of the deferred tax assets as of September 30, 2022 and 2021 are entirely comprised of the outside basis difference in our partnership interest in RMR LLC.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of September 30, 2022, 2021 and 2020, we had no uncertain tax positions.
Note 4. Fair Value of Financial Instruments
As of September 30, 2022 and 2021, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
The following are our assets and liabilities that have been measured at fair value using Level 1 inputs in the fair value hierarchy as of September 30, 2022 and 2021:

	September 30,
	2022	2021
Money market funds included in cash and cash equivalents	$181,219	$131,065
Current portion of due from related parties related to share based payment awards	7,516	6,076
Long term portion of due from related parties related to share based payment awards	14,557	14,331
Equity method investment in SEVN	15,577	8,513
Equity method investment in TA	33,537	30,963
Current portion of employer compensation liability related to share based payment awards	7,516	6,076
Long term portion of employer compensation liability related to share based payment awards	14,557	14,331
Note 5. Related Person Transactions
Adam D. Portnoy, the Chair of our Board and one of our Managing Directors, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. As of September 30, 2022, Adam D. Portnoy beneficially owned, in aggregate, (i) 185,502 shares of Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares; and (iv) 15,000,000 Class A Units of RMR LLC. Adam D. Portnoy and Jennifer B. Clark, our other Managing Director, are also officers of ABP Trust and RMR Inc. and officers and employees of RMR LLC. Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer, is also an officer of ABP Trust and an officer and employee of RMR LLC.
Adam D. Portnoy is the chair of the board and a managing trustee or managing director of each of the Managed REITs, ALR and TA, a director of Sonesta (and its parent) and the controlling shareholder of Sonesta (and its parent). Jennifer B. Clark is a managing trustee of OPI, a managing director of ALR, and a director of Sonesta (and its parent), and she previously served as a managing trustee of each of DHC and SEVN until June 3, 2021 and January 5, 2021, respectively. Ms. Clark also serves as the secretary of all our publicly traded clients and Sonesta.
As of September 30, 2022, Adam D. Portnoy beneficially owned, in aggregate, 6.2% of ALR’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 4.5% of TA’s outstanding common shares (including through RMR LLC) and 13.4% of SEVN’s outstanding common shares (including through Tremont).

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The Managed REITs have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. All the officers of the Managed Equity REITs and ABP Trust are officers or employees of RMR LLC. All the officers, overhead and required office space of SEVN are provided or arranged by Tremont, and prior to the Merger, Tremont provided or arranged for the officers, overhead and required office space for TRMT. All of SEVN’s officers are officers or employees of Tremont or RMR LLC. Many of the executive officers of the Managed Operating Companies are officers or employees of RMR LLC. Some of our executive officers are also managing directors or managing trustees of certain of the Managed REITs and the Managed Operating Companies.
Revenues from Related Parties
For the fiscal years ended September 30, 2022, 2021 and 2020, we recognized revenues from related parties as set forth in the following tables:

	Fiscal Year Ended September 30, 2022
	Total	Total
	Management and Advisory	Reimbursable	Total
	Services Revenues	Costs	Revenues
Managed Public Real Estate Capital: (1)
DHC	$30,343	$157,770	$188,113
ILPT	31,354	33,593	64,947
OPI	42,204	308,139	350,343
SVC	44,193	67,844	112,037
Total Managed Equity REITs	148,094	567,346	715,440
SEVN	4,530	5,692	10,222
	152,624	573,038	725,662

Managed Private Real Estate Capital: (1)
ABP Trust	4,100	25,837	29,937
Other private entities	13,597	30,883	44,480
	17,697	56,720	74,417

Managed Operating Companies:
ALR	4,908	309	5,217
Sonesta	8,726	396	9,122
TA	15,926	2,060	17,986
	29,560	2,765	32,325

Total revenues from related parties	199,881	632,523	832,404
Revenues from unrelated parties	99	—	99
	$199,980	$632,523	$832,503
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2021
	Total	Total
	Management and Advisory	Reimbursable	Total
	Services Revenues	Costs	Revenues
Managed Public Real Estate Capital:
DHC	$36,372	$135,146	$171,518
ILPT	17,745	20,094	37,839
OPI	37,251	206,351	243,602
SVC	45,854	33,552	79,406
Total Managed Equity REITs	137,222	395,143	532,365
SEVN	2,798	2,129	4,927
TRMT (1)	1,778	3,620	5,398
	141,798	400,892	542,690

Managed Private Real Estate Capital:
ABP Trust	4,295	23,324	27,619
Other private entities	3,771	6,006	9,777
	8,066	29,330	37,396

Managed Operating Companies:
ALR	7,123	368	7,491
Sonesta	4,497	196	4,693
TA	13,727	774	14,501
	25,347	1,338	26,685

Total revenues from related parties	175,211	431,560	606,771
Revenues from unrelated parties	467	—	467
	$175,678	$431,560	$607,238
(1)As discussed in Note 1, Organization, TRMT merged with and into SEVN on September 30, 2021, with SEVN continuing as the surviving company. This table presents revenues for the fiscal year ended September 30, 2021, for TRMT separately as they relate to a period prior to the Merger.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2020
	Total	Total
	Management and Advisory	Reimbursable	Total
	Services Revenues	Costs	Revenues
Managed Public Real Estate Capital:
DHC	$36,185	$138,897	$175,082
ILPT	21,473	26,583	48,056
OPI	37,935	204,282	242,217
SVC	44,301	17,535	61,836
Total Managed Equity REITs	139,894	387,297	527,191
SEVN	2,767	—	2,767
TRMT (1)	144	2,406	2,550
	142,805	389,703	532,508

Managed Private Real Estate Capital:
ABP Trust	4,639	26,893	31,532
Other private entities	—	213	213
	4,639	27,106	31,745

Managed Operating Companies:
ALR	8,787	297	9,084
Sonesta	1,505	233	1,738
TA	13,084	481	13,565
	23,376	1,011	24,387

Total revenues from related parties	170,820	417,820	588,640
Revenues from unrelated parties	857	8	865
	$171,677	$417,828	$589,505
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table represents amounts due from related parties as of the dates indicated:

	September 30,
	2022			2021
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Managed Public Real Estate Capital:
DHC	$8,098	$14,148	$22,246	$6,005	$17,866	$23,871
ILPT	3,235	13,717	16,952	2,934	6,928	9,862
OPI	335	47,943	48,278	8,625	33,693	42,318
SVC	5,627	5,357	10,984	5,841	8,992	14,833
Total Managed Equity REITs	17,295	81,165	98,460	23,405	67,479	90,884
SEVN	1,768	1,262	3,030	1,717	1,180	2,897
	19,063	82,427	101,490	25,122	68,659	93,781

Managed Private Real Estate Capital:
ABP Trust	876	1,653	2,529	1,202	2,678	3,880
Other private entities	782	5,797	6,579	869	770	1,639
	1,658	7,450	9,108	2,071	3,448	5,519

Managed Operating Companies:
ALR	112	492	604	136	422	558
Sonesta	127	290	417	17	—	17
TA	124	11,635	11,759	124	2,993	3,117
	363	12,417	12,780	277	3,415	3,692
	$21,084	$102,294	$123,378	$27,470	$75,522	$102,992
Leases
As of September 30, 2022, we leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. During the fiscal years ended September 30, 2022, 2021 and 2020, we incurred rental expense pursuant to these leases aggregating $5,859, $5,667 and $5,619, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated. For additional information regarding these leases, please see Note 10, Leases.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us. as a result of the tax receivable agreement. During the fiscal years ended September 30, 2022, 2021 and 2020, we paid $2,209, $2,158 and $2,111, respectively, to ABP Trust pursuant to the tax receivable agreement. As of September 30, 2022, our consolidated balance sheet reflects a liability related to the tax receivable agreement of $25,583, including $2,275 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2023.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, subject to future adjustment based on actual results. For the fiscal years ended September 30, 2022, 2021 and 2020, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $30,281, $31,469 and $31,545, respectively, of which $15,940, $16,764 and $16,606, respectively, was distributed to us and $14,341, $14,705 and $14,939, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
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
•Registration Rights and Lock-Up Agreement with ALR. Adam D. Portnoy and ABP Trust are parties to a registration rights and lock-up agreement with ALR with respect to ALR’s common stock pursuant to which ABP Trust and Adam D. Portnoy agreed not to transfer the ALR common stock they acquired in 2016 for a period of ten years, subject to certain exceptions, and ALR has granted ABP Trust and Adam D. Portnoy demand and piggyback registration rights, subject to certain limitations.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

For the fiscal years ended September 30, 2022, 2021 and 2020, we recognized cash and equity based separation costs as set forth in the following table:

	Fiscal Year Ended September 30,
	2022	2021	2020
Former executive officers:
Cash separation costs	$—	$2,900	$260
Equity based separation costs	—	295	281
	—	3,195	541
Former nonexecutive officers and other:
Cash separation costs (1)	1,152	1,142	1,316
Equity based separation costs	163	188	24
	1,315	1,330	1,340
Total separation costs	$1,315	$4,525	$1,881
(1)During the fiscal year ended September 30, 2021, we were indemnified for a withdrawal liability of $515 that we had recorded during the fiscal year ended September 30, 2020 related to a prior client’s shared pension plan accounted for as a multiemployer benefit plan.
Other
The Managed REITs, ALR and TA award common shares directly to certain of our officers and employees in connection with the provision of services to those companies. For a description of the accounting implications to us of these share awards, please see Note 2, Summary of Significant Accounting Policies and Note 6, Shareholders’ Equity.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Issuances and Repurchases
We award our Class A Common Shares to our officers and employees under the Amended and Restated 2016 Omnibus Equity Plan, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. During the fiscal years ended September 30, 2022, 2021 and 2020, we awarded to our Managing Directors, in their capacities as our officers and employees, and to certain of our other officers and employees, an aggregate of 125,700, 96,300 and 93,700, respectively, of our Class A Common Shares. We also awarded to each of our Managing Directors and Independent Directors, 3,000 of our Class A Common Shares during each of the fiscal years ended September 30, 2022, 2021 and 2020, as part of his or her annual compensation for serving as a Director.
The Class A Common Shares awarded to our Independent Directors and Managing Directors, in their capacities as Directors, vest immediately and are included in general and administrative expense in our consolidated statements of income. The Class A Common Shares awarded to our Managing Directors, in their capacities as our officers and employees, and to our other officers and employees vest in five equal, consecutive, annual installments beginning on the date of the award and are included in equity based compensation expense in our consolidated statements of income. We recognize forfeitures as they occur. During the fiscal years ended September 30, 2022, 2021 and 2020, we recognized forfeitures of $55, $22 and $49, respectively. During the fiscal years ended September 30, 2022, 2021 and 2020, we recorded general and administrative expenses of $547, $771 and $564, respectively, and equity based compensation expenses of $3,064, $2,868 and $2,916, respectively, related to awards we made under the 2016 Plan.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations. The repurchase price is based on the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq. The aggregate value of Class A Common Shares repurchased during the fiscal years ended September 30, 2022, 2021 and 2020, was $547, $834 and $523, respectively, which is recorded as a decrease to additional paid in capital within shareholders’ equity in our consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
A summary of shares awarded and vested, including shares withheld, repurchased or forfeited, under the terms of the 2016 Plan for the fiscal years ended September 30, 2022, 2021 and 2020 is as follows:

	2022		2021		2020
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Award Date	of	Award Date	of	Award Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	160,310	$37.36	143,990	$44.10	126,160	$59.38
Shares awarded	143,700	$26.82	114,300	$35.23	111,700	$30.04
Vested shares withheld and repurchased	(20,911)	$26.15	(24,125)	$34.57	(17,539)	$29.83
Shares vested	(78,449)	$26.85	(73,275)	$36.13	(75,101)	$39.18
Shares forfeited	(1,910)	$28.96	(580)	$37.65	(1,230)	$40.08
Unvested shares, end of year	202,740	$30.14	160,310	$37.36	143,990	$44.10
The 202,740 unvested shares as of September 30, 2022 are scheduled to vest as follows: 72,740 shares in 2023, 60,820 shares in 2024, 44,040 shares in 2025 and 25,140 shares in 2026. As of September 30, 2022, the estimated future compensation expense for the unvested shares was $6,110 based on the award date fair value of these shares. The weighted average period over which this compensation expense will be recorded is approximately 25 months.
At our annual meeting of shareholders held on March 10, 2022, our shareholders approved the 2016 Plan, which amended and restated our prior equity plan to increase the total number of Class A Common Shares available for award by 350,000. At September 30, 2022, 343,885 of our Class A Common Shares remained available for award under the 2016 Plan.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Distributions
During the fiscal years ended September 30, 2022, 2021 and 2020, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Fiscal Year Ended September 30, 2022
10/14/2021	10/25/2021	11/18/2021	$0.38	$6,264
1/13/2022	1/24/2022	2/17/2022	0.38	6,265
4/14/2022	4/25/2022	5/19/2022	0.40	6,601
7/14/2022	7/25/2022	8/18/2022	0.40	6,600
			$1.56	$25,730
Fiscal Year Ended September 30, 2021
10/15/2020	10/26/2020	11/19/2020	$0.38	$6,230
1/14/2021	1/25/2021	2/18/2021	0.38	6,230
4/15/2021	4/26/2021	5/20/2021	0.38	6,237
7/15/2021	7/26/2021	8/19/2021	0.38	6,235
8/25/2021	9/6/2021	9/16/2021	7.00	114,851
			$8.52	$139,783
Fiscal Year Ended September 30, 2020
10/17/2019	10/28/2019	11/14/2019	$0.38	$6,195
1/16/2020	1/27/2020	2/20/2020	0.38	6,194
4/16/2020	4/27/2020	5/21/2020	0.38	6,200
7/16/2020	7/27/2020	8/20/2020	0.38	6,200
			$1.52	$24,789

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Fiscal Year Ended September 30, 2022
10/14/2021	10/25/2021	11/18/2021	$0.30	$9,446	$4,946	$4,500
1/13/2022	1/24/2022	2/17/2022	0.30	9,446	4,946	4,500
4/14/2022	4/25/2022	5/19/2022	0.32	10,080	5,280	4,800
7/14/2022	7/25/2022	8/18/2022	0.32	10,080	5,280	4,800
			$1.24	$39,052	$20,452	$18,600
Fiscal Year Ended September 30, 2021
10/15/2020	10/26/2020	11/19/2020	$0.30	$9,419	$4,919	$4,500
1/14/2021	1/25/2021	2/18/2021	0.30	9,419	4,919	4,500
4/15/2021	4/26/2021	5/20/2021	0.30	9,424	4,924	4,500
7/15/2021	7/26/2021	8/19/2021	0.30	9,422	4,922	4,500
8/25/2021	9/6/2021	9/16/2021	7.00	219,851	114,851	105,000
			$8.20	$257,535	$134,535	$123,000
Fiscal Year Ended September 30, 2020
10/17/2019	10/28/2019	11/14/2019	$0.30	$9,391	$4,891	$4,500
1/16/2020	1/27/2020	2/20/2020	0.30	9,390	4,890	4,500
4/16/2020	4/27/2020	5/21/2020	0.30	9,394	4,894	4,500
7/16/2020	7/27/2020	8/20/2020	0.30	9,395	4,895	4,500
			$1.20	$37,570	$19,570	$18,000
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On October 13, 2022, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 24, 2022, in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,642. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,114, of which $5,314 will be distributed to us based on our aggregate ownership of 16,605,741 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about November 17, 2022.
Note 7. Per Common Share Amounts
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
Diluted earnings per common share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the aforementioned redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the fiscal years ended September 30, 2022, 2021 and 2020, the assumed redemption is dilutive to earnings per share as presented in the table below.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The calculation of basic and diluted earnings per share for the fiscal years ended September 30, 2022, 2021 and 2020, is as follows:

	Fiscal Year Ended September 30,
	2022	2021	2020
Numerators:
Net income attributable to The RMR Group Inc.	$34,004	$35,696	$28,792
Less: income attributable to unvested participating securities	(329)	(309)	(209)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	33,675	35,387	28,583
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	329	309	—
Add back: net income attributable to noncontrolling interest	43,464	45,317	37,541
Add back: income tax expense	13,233	13,152	11,552
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	(26,732)	(27,061)	(23,183)
Net income used in calculating diluted EPS	$63,969	$67,104	$54,493

Denominators:
Common shares outstanding	16,606	16,485	16,396
Less: unvested participating securities	(268)	(219)	(202)
Weighted average common shares outstanding - basic	16,338	16,266	16,194
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	15,000	15,000
Add: incremental unvested shares	10	16	—
Weighted average common shares outstanding - diluted	31,348	31,282	31,194

Net income attributable to The RMR Group Inc. per common share - basic	$2.06	$2.18	$1.77
Net income attributable to The RMR Group Inc. per common share - diluted	$2.04	$2.15	$1.75
(1)Income tax expense assumes the hypothetical conversion of the noncontrolling interest, which results in estimated tax rates of 29.5%, 28.7% and 29.8% for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
Note 8. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the fiscal years ended September 30, 2022, 2021 and 2020, is calculated as follows:

	Fiscal Year Ended September 30,
	2022	2021	2020
Income before income tax expense	$90,701	$94,165	$77,885
RMR Inc. franchise tax expense and interest income	568	763	481
Net income before noncontrolling interest	91,269	94,928	78,366
Net income attributable to noncontrolling interest	(43,464)	(45,317)	(37,541)
Net income attributable to RMR Inc. before income tax expense	47,805	49,611	40,825
Income tax expense attributable to RMR Inc.	(13,233)	(13,152)	(11,552)
RMR Inc. franchise tax expense and interest income	(568)	(763)	(481)
Net income attributable to RMR Inc.	$34,004	$35,696	$28,792

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 9. Employee Benefits
We have established a defined contribution savings plan for eligible employees under the provisions of U.S. Internal Revenue Code Section 401(k) whereby we contribute 100.0% of the first 3.0% and 50.0% of the next 2.0% of an employee’s cash compensation contributed to the plan up to stated maximums. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Employees’ contributions and our related matching contributions are fully vested when made. Our plan contributions and expenses for the fiscal years ended September 30, 2022, 2021 and 2020, were $2,726, $2,633 and $2,603, respectively.
Note 10. Leases
We enter into operating leases, as the lessee, for office space and vehicles and determine if an arrangement is a lease at inception of the arrangement. Operating lease liabilities and right of use assets are recognized on our consolidated balance sheet for leases with an initial term greater than 12 months based on the present value of the future minimum lease payments over the lease term using our estimated incremental borrowing rate. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term. When additional payments are based on usage or vary based on other factors, they are expensed when incurred as variable lease expense. Certain leases include lease and non-lease components, which we account for as a single lease component. Minimum lease payments for leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. As of September 30, 2022, we had 35 leases that expire at various dates through 2031, with a weighted average remaining lease term of 7.2 years and a weighted average discount rate of 3.1%.
For the fiscal years ended September 30, 2022, 2021 and 2020, the components of operating lease costs were as follows:

	Fiscal Year Ended September 30,
	2022	2021	2020
Fixed rent expense (1)	$6,144	$5,757	$5,620
Variable lease payments	1,001	727	660
Total cash portion of rent expense	7,145	6,484	6,280
Non-cash straight line rent expense	(352)	3	154
Total operating lease costs	$6,793	$6,487	$6,434
(1)Includes expense for leases with an initial term of 12 months or less of $83, $138 and $68 for the fiscal years ended September 30, 2022, 2021 and 2020, respectively.
The following table presents the undiscounted cash flows on an annual fiscal year basis for our operating lease liabilities as of September 30, 2022:

Fiscal Year	Amount
2023	$5,570
2024	5,141
2025	4,767
2026	4,099
2027	3,862
Thereafter	10,438
Total lease payments (1)	33,877
Less: imputed interest	(3,558)
Present value of operating lease liabilities	30,319
Less: current portion of operating lease liabilities	(4,693)
Operating lease liabilities, net of current portion	$25,626
(1)     Excludes $637 of lease payments for signed leases that have not yet commenced.
As of September 30, 2022, $29,534 of total lease payments and $3,315 of imputed interest are for our principal executive offices, which are leased from an affiliate of ABP Trust pursuant to a lease agreement that expires in 2030.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RMR GROUP INC.
By:	/s/ Adam D. Portnoy
Adam D. Portnoy
Managing Director, President and Chief Executive Officer
Dated:	November 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam D. Portnoy	Managing Director, President and Chief Executive Officer	November 14, 2022
Adam D. Portnoy	(principal executive officer)

/s/ Matthew P. Jordan	Executive Vice President, Chief Financial Officer and Treasurer	November 14, 2022
Matthew P. Jordan	(principal financial officer and principal accounting officer)

/s/ Jennifer B. Clark	Managing Director, Executive Vice President, General Counsel	November 14, 2022
Jennifer B. Clark	and Secretary

/s/ Ann Logan	Independent Director	November 14, 2022
Ann Logan

/s/ Rosen Plevneliev	Independent Director	November 14, 2022
Rosen Plevneliev

/s/ Jonathan Veitch	Independent Director	November 14, 2022
Jonathan Veitch

/s/ Walter C. Watkins, Jr.	Independent Director	November 14, 2022
Walter C. Watkins, Jr.