Form 10-Q
period 2022-12-31
RMR GROUP INC.
filed 2023-02-02
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of February 1, 2023, there were 15,603,262 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

December 31, 2022

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	December 31,	September 30,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$200,965	$189,088
Due from related parties	120,069	108,821
Prepaid and other current assets	5,750	5,372
Total current assets	326,784	303,281

Property and equipment, net	3,769	2,495
Due from related parties, net of current portion	18,209	14,557
Equity method investments accounted for under the fair value option	43,373	49,114
Goodwill and intangible assets, net of amortization	2,050	2,057
Operating lease right of use assets	30,259	28,894
Deferred tax asset	17,552	17,112
Other assets, net of amortization	122,541	124,895
Total assets	$564,537	$542,405

Liabilities and Equity
Current liabilities:
Reimbursable accounts payable and accrued expenses	$87,213	$80,221
Accounts payable and accrued expenses	28,023	16,745
Operating lease liabilities	4,820	4,693
Employer compensation liability	6,908	7,516
Total current liabilities	126,964	109,175

Operating lease liabilities, net of current portion	26,764	25,626
Amounts due pursuant to tax receivable agreement, net of current portion	23,308	23,308
Employer compensation liability, net of current portion	18,209	14,557
Total liabilities	195,245	172,666

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,950,000 and 31,600,000 shares authorized, respectively; 15,604,980 and 15,606,115 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	113,730	113,136
Retained earnings	362,286	355,949
Cumulative common distributions	(269,138)	(262,496)
Total shareholders’ equity	206,910	206,621
Noncontrolling interest	162,382	163,118
Total equity	369,292	369,739
Total liabilities and equity	$564,537	$542,405
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2022	2021
Revenues:
Management services	$48,548	$44,897
Advisory services	1,091	1,118
Total management and advisory services revenues	49,639	46,015
Reimbursable compensation and benefits	14,323	14,397
Reimbursable equity based compensation	2,289	1,598
Other reimbursable expenses	184,489	119,558
Total reimbursable costs	201,101	135,553
Total revenues	250,740	181,568
Expenses:
Compensation and benefits	33,264	31,791
Equity based compensation	2,850	2,219
Separation costs	438	—
Total compensation and benefits expense	36,552	34,010
General and administrative	9,163	7,671
Other reimbursable expenses	184,489	119,558
Depreciation and amortization	268	236
Total expenses	230,472	161,475
Operating income	20,268	20,093
Interest income	1,770	57
Unrealized (loss) gain on equity method investments accounted for under the fair value option	(5,314)	1,196
Income before income tax expense	16,724	21,346
Income tax expense	(2,484)	(3,054)
Net income	14,240	18,292
Net income attributable to noncontrolling interest	(7,903)	(10,250)
Net income attributable to The RMR Group Inc.	$6,337	$8,042

Weighted average common shares outstanding - basic	16,404	16,325
Weighted average common shares outstanding - diluted	31,413	31,325

Net income attributable to The RMR Group Inc. per common share - basic	$0.38	$0.49
Net income attributable to The RMR Group Inc. per common share - diluted	$0.37	$0.49
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2022	$16	$1	$15	$113,136	$355,949	$(262,496)	$206,621	$163,118	$369,739
Share awards, net	—	—	—	594	—	—	594	—	594
Net income	—	—	—	—	6,337	—	6,337	7,903	14,240
Tax distributions to member	—	—	—	—	—	—	—	(3,839)	(3,839)
Common share distributions	—	—	—	—	—	(6,642)	(6,642)	(4,800)	(11,442)
Balance at December 31, 2022	$16	$1	$15	$113,730	$362,286	$(269,138)	$206,910	$162,382	$369,292

Balance at September 30, 2021	$15	$1	$15	$109,910	$321,945	$(236,766)	$195,120	$152,595	$347,715
Share awards, net	—	—	—	613	—	—	613	—	613
Net income	—	—	—	—	8,042	—	8,042	10,250	18,292
Tax distributions to member	—	—	—	—	—	—	—	(1,979)	(1,979)
Common share distributions	—	—	—	—	—	(6,264)	(6,264)	(4,500)	(10,764)
Balance at December 31, 2021	$15	$1	$15	$110,523	$329,987	$(243,030)	$197,511	$156,366	$353,877
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$14,240	$18,292
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	268	236
Straight line office rent	(100)	(66)
Amortization expense related to other assets	2,354	2,354
Deferred income taxes	(440)	498
Operating expenses paid in The RMR Group Inc. common shares	619	621
Distributions from equity method investments	427	—
Unrealized loss (gain) on equity method investments accounted for under the fair value option	5,314	(1,196)
Changes in assets and liabilities:
Due from related parties	(11,856)	3,731
Prepaid and other current assets	(378)	1,089
Reimbursable accounts payable and accrued expenses	6,992	2,123
Accounts payable and accrued expenses	10,660	7,286
Net cash from operating activities	28,100	34,968

Cash Flows from Investing Activities:
Purchase of property and equipment	(917)	(165)
Net cash used in investing activities	(917)	(165)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(8,639)	(6,479)
Distributions to common shareholders	(6,642)	(6,264)
Repurchase of common shares	(25)	(8)
Net cash used in financing activities	(15,306)	(12,751)

Increase in cash and cash equivalents	11,877	22,052
Cash and cash equivalents at beginning of period	189,088	159,835
Cash and cash equivalents at end of period	$200,965	$181,887

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$—	$1,367
Recognition of right of use assets and related lease liabilities	$2,769	$467
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
As of December 31, 2022, RMR Inc. owned 15,604,980 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.5% of the economic interest of RMR LLC as of December 31, 2022. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.5% of the economic interest of RMR LLC as of December 31, 2022, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, the Chair of our Board and one of our Managing Directors, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of December 31, 2022, managed a diverse portfolio of real estate and real estate related businesses. RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs.
RMR LLC’s wholly owned subsidiary, Tremont Realty Capital LLC, or Tremont, an investment adviser registered with the Securities and Exchange Commission, or SEC, provides advisory services for Seven Hills Realty Trust, or SEVN. SEVN is a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont has in the past and may in the future manage additional accounts that invest in commercial real estate debt. Tremont may also act as a transaction broker for non-investment advisory clients for negotiated fees, which we refer to as the Tremont business.
RMR LLC also provides management services to two publicly traded real estate operating companies: AlerisLife Inc., or ALR, a publicly traded operator of senior living communities, many of which are owned by DHC, and TravelCenters of America Inc., or TA, an operator and franchisor of travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities.
The Managed Equity REITs, SEVN, ALR and TA are collectively referred to as the Perpetual Capital clients.
In addition, RMR LLC provides management services to private capital vehicles, including ABP Trust, Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of the U.S. hotels that Sonesta operates are owned by SVC, and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. These clients are collectively referred to as the Private Capital clients.
The accompanying condensed consolidated financial statements are unaudited. Certain information and disclosures required by U.S. Generally Accepted Accounting Principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, or our 2022 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
We report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources and evaluates our financial results. Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these condensed consolidated financial statements and related notes. The actual results could differ from these estimates.
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
We earned aggregate base business management fees from the Managed Equity REITs of $21,373 and $23,654 for the three months ended December 31, 2022 and 2021, respectively.
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
We did not earn incentive business management fees from the Managed Equity REITs for calendar years 2022 or 2021.
Other Management Agreements
We earn management fees by providing continuous services pursuant to the management agreements with ALR, TA and Sonesta equal to 0.6% of: (i) in the case of ALR, ALR’s revenues from all sources reportable under GAAP, less any revenues reportable by ALR with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues; and (iii) in the case of Sonesta, Sonesta’s revenues from all sources

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP. These management fees are estimated and payable in cash monthly in advance.
We also earn management fees from certain Private Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable in cash monthly in arrears.
We earned aggregate fees from ALR, TA and the Private Capital clients of $10,578 and $7,971 for the three months ended December 31, 2022 and 2021, respectively.
Property Management Agreements
We earn property management fees by providing continuous services pursuant to property management agreements with the Managed Equity REITs and certain Private Capital clients. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision services up to 5.0% of the cost of such construction.
For the three months ended December 31, 2022 and 2021, we earned aggregate property management fees of $16,597 and $13,219, respectively, including construction supervision fees of $5,686 and $3,233, respectively.
Management Agreements with Advisory Clients
Tremont is primarily compensated pursuant to its management agreement with SEVN at an annual rate of 1.5% of equity, as defined in the applicable agreement. We earned advisory services revenue of $1,091 and $1,118 for the three months ended December 31, 2022 and 2021, respectively.
Tremont may also earn an incentive fee under its management agreement with SEVN equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont did not earn incentive fees from SEVN for the three months ended December 31, 2022 or 2021.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it brokers. The Tremont business earned fees for such brokerage services of zero and $53 for the three months ended December 31, 2022 and 2021, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Other Reimbursable Expenses — Other reimbursable expenses include reimbursements that arise from services we provide pursuant to our property management agreements, which include third party costs related to matters such as maintenance and repairs, development costs, security and cleaning services, a significant portion of which are charged or passed through to and paid by tenants of our clients.
Note 3. Equity Method Investments
Seven Hills Realty Trust
As of December 31, 2022, Tremont owned 1,708,058, or approximately 11.6%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our equity method investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN at December 31, 2022 and September 30, 2022, based on quoted market prices, was $15,526 and $15,577, respectively. The unrealized gain in our condensed consolidated statements of income related to our investment in SEVN was $376 and $58 for the three months ended December 31, 2022 and 2021, respectively. We received distributions from SEVN of $427 and zero for the three months ended December 31, 2022 and 2021, respectively.
TravelCenters of America Inc.
As of December 31, 2022, we owned 621,853, or approximately 4.1%, of TA’s outstanding common shares. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in TA at December 31, 2022 and September 30, 2022, based on quoted market prices, was $27,847 and $33,537, respectively. The unrealized (loss) gain in our condensed consolidated statements of income related to our investment in TA was $(5,690) and $1,138 for the three months ended December 31, 2022 and 2021, respectively.
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
For the three months ended December 31, 2022 and 2021, we recognized estimated income tax expense of $2,484 and $3,054, respectively, which includes $1,820 and $2,244, respectively, of U.S. federal income tax and $664 and $810, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended December 31,
	2022	2021
Income taxes computed at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	3.1%	3.1%
Permanent items	0.7%	0.3%
Net income attributable to noncontrolling interest	(9.9)%	(10.1)%
Total	14.9%	14.3%
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of December 31, 2022 and 2021, we had no uncertain tax positions.
Note 5. Fair Value of Financial Instruments
As of December 31, 2022 and September 30, 2022, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
The following table presents our assets and liabilities that have been measured at fair value using Level 1 inputs in the fair value hierarchy as of December 31, 2022 and September 30, 2022:

	December 31,	September 30,
	2022	2022
Current portion of due from related parties related to share based payment awards	$6,908	$7,516
Long term portion of due from related parties related to share based payment awards	18,209	14,557
Equity method investment in SEVN	15,526	15,577
Equity method investment in TA	27,847	33,537
Current portion of employer compensation liability related to share based payment awards	6,908	7,516
Long term portion of employer compensation liability related to share based payment awards	18,209	14,557
Note 6. Related Person Transactions
Adam D. Portnoy, Chair of our Board and one of our Managing Directors, is the sole trustee and an officer of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. RMR Inc.’s other executive officers are officers and employees of RMR LLC and Jennifer B. Clark, our other Managing Director, and Matthew P. Jordan, our Chief Financial Officer and Treasurer, are also officers of ABP Trust.
Mr. Portnoy is the chair of the board and a managing trustee or managing director of each of the Perpetual Capital clients and the controlling shareholder and a director of Sonesta (and its parent). Ms. Clark is a managing director of ALR, a managing trustee of OPI and a director of Sonesta (and its parent), and she previously served as a managing trustee of each of DHC and SEVN until June 3, 2021 and January 5, 2021, respectively. Ms. Clark also serves as the secretary of all our publicly traded clients and Sonesta.
As of December 31, 2022, Mr. Portnoy beneficially owned, in aggregate, 6.1% of ALR’s outstanding common shares (including through ABP Trust) and 13.4% of SEVN’s outstanding common shares (including through Tremont and ABP Trust). In addition, Mr. Portnoy beneficially owns shares of the Managed Equity REITs and TA comprising less than 5.0% of the outstanding shares of each of those respective companies.
The Managed Equity REITs and SEVN have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. The officers of the Managed Equity REITs and ABP Trust are officers or employees of RMR LLC. The officers, overhead and required office space of SEVN are provided or arranged by Tremont. SEVN’s officers are officers or employees of Tremont or RMR LLC. Many of the executive officers of ALR, TA and Sonesta are officers or employees of RMR LLC. Our executive officers are also managing directors or managing trustees of certain of the Perpetual Capital clients.
Additional information about our related person transactions appears in Note 7, Shareholders’ Equity, below and in our 2022 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended December 31, 2022 and 2021, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital: (1)
DHC	$6,456	$51,872	$58,328	$9,125	$35,203	$44,328
ILPT	9,020	10,736	19,756	4,515	6,680	11,195
OPI	10,208	95,535	105,743	10,564	70,687	81,251
SVC	9,768	20,595	30,363	11,670	10,735	22,405
Total Managed Equity REITs	35,452	178,738	214,190	35,874	123,305	159,179
SEVN	1,091	1,137	2,228	1,118	2,270	3,388
ALR	1,264	97	1,361	1,145	85	1,230
TA	4,191	1,728	5,919	3,611	547	4,158
	41,998	181,700	223,698	41,748	126,207	167,955
Private Capital: (1)
Sonesta	2,126	515	2,641	1,814	—	1,814
Other private entities	5,515	18,886	24,401	2,400	9,346	11,746
	7,641	19,401	27,042	4,214	9,346	13,560
Total revenues from related parties	49,639	201,101	250,740	45,962	135,553	181,515
Revenues from unrelated parties	—	—	—	53	—	53
	$49,639	$201,101	$250,740	$46,015	$135,553	$181,568
(1)On December 23, 2021, DHC sold a 35% equity interest in its existing joint venture with an institutional investor. Following this sale, DHC owned a 20% equity interest in this joint venture. As a result, the management fees earned with respect to this joint venture are characterized as Private Capital for periods on and after December 23, 2021 and as Perpetual Capital for periods prior to December 23, 2021. On June 29, 2022, DHC sold an additional 10% in this joint venture. Following this additional sale, DHC owns a 10% equity interest in this joint venture.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties
The following table presents amounts due from related parties as of the dates indicated:

	December 31, 2022			September 30, 2022
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$4,917	$12,896	$17,813	$8,098	$14,148	$22,246
ILPT	3,498	9,066	12,564	3,235	13,717	16,952
OPI	6,544	53,206	59,750	335	47,943	48,278
SVC	4,343	9,683	14,026	5,627	5,357	10,984
Total Managed Equity REITs	19,302	84,851	104,153	17,295	81,165	98,460
SEVN	1,844	1,148	2,992	1,768	1,262	3,030
ALR	86	526	612	112	492	604
TA	86	15,021	15,107	124	11,635	11,759
	21,318	101,546	122,864	19,299	94,554	113,853
Private Capital:
Sonesta	702	234	936	127	290	417
Other private entities	3,928	10,550	14,478	1,658	7,450	9,108
	4,630	10,784	15,414	1,785	7,740	9,525
	$25,948	$112,330	$138,278	$21,084	$102,294	$123,378
Leases
As of December 31, 2022, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,433 and $1,506 for the three months ended December 31, 2022 and 2021, respectively.
Tax-Related Payments
Our tax receivable agreement with ABP Trust requires RMR Inc. to pay to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. As of December 31, 2022, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $25,583, including $2,275 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2023.
Under the RMR LLC operating agreement, RMR LLC is required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, estimated quarterly, subject to future adjustment based on actual results. For the three months ended December 31, 2022 and 2021, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $8,094 and $4,158, respectively, of which $4,255 and $2,179, respectively, was distributed to us and $3,839 and $1,979, respectively, was distributed to ABP Trust. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
Purchase of SEVN Shares
On May 11, 2022, Tremont purchased 882,407 SEVN common shares of beneficial interest from Diane Portnoy, the mother of Adam D. Portnoy, for an aggregate purchase price of $9,469.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Separation Arrangements
We enter into retirement agreements with certain of our former executive officers. Pursuant to these agreements, we make various cash payments and accelerate the vesting of unvested shares RMR Inc. previously awarded to these retiring officers. We also enter into separation arrangements from time to time with other nonexecutive officers and employees of ours. All costs associated with separation arrangements, for which there remain no substantive performance obligations, are recorded in our condensed consolidated statements of income as separation costs.
For the three months ended December 31, 2022, we recognized separation costs of $438, including cash and equity based separation costs of $380 and $58, respectively. We did not recognize any separation costs for the three months ended December 31, 2021.
Note 7. Shareholders’ Equity
We award our Class A common stock, or Class A Common Shares, to our Directors, officers and employees under the Amended and Restated 2016 Omnibus Equity Plan, or the 2016 Plan. Director share awards vest immediately. Officer and Employee share awards vest in five equal, consecutive, annual installments, with the first installment vesting on the date of award. We recognize forfeitures as they occur. Compensation expense related to share awards is determined based on the market value of our shares on the date of award, with the aggregate value of the awarded shares amortized to expense over the related vesting period. Expense recognized for Director share awards are included in general and administrative expenses and expense recognized for Officer and Employee share awards are included in equity based compensation in our condensed consolidated statements of income.
Equity based compensation expense related to shares awarded to our officers and employees was $561 and $621 for the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had 199,740 unvested shares outstanding which are scheduled to vest as follows: 73,820 shares in 2023, 58,160 shares in 2024, 42,680 shares in 2025 and 25,080 in 2026.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations. The repurchase price is based on the closing price of our Class A Common Shares on the The Nasdaq Stock Market LLC, or Nasdaq. The aggregate value of 895 Class A Common Shares repurchased during the three months ended December 31, 2022 was $25, which is recorded as a decrease to additional paid in capital within shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
Distributions
During the three months ended December 31, 2022 and 2021, we declared and paid dividends on our Class A Common Shares and Class B-1 common stock, or Class B-1 Common Shares, as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Three Months Ended December 31, 2022
10/13/2022	10/24/2022	11/17/2022	$0.40	$6,642
			$0.40	$6,642
Three Months Ended December 31, 2021
10/14/2021	10/25/2021	11/18/2021	$0.38	$6,264
			$0.38	$6,264

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Three Months Ended December 31, 2022
10/13/2022	10/24/2022	11/17/2022	$0.32	$10,114	$5,314	$4,800
			$0.32	$10,114	$5,314	$4,800
Three Months Ended December 31, 2021
10/14/2021	10/25/2021	11/18/2021	$0.30	$9,446	$4,946	$4,500
			$0.30	$9,446	$4,946	$4,500
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On January 12, 2023, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of January 23, 2023, in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,641. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,113, of which $5,313 will be distributed to us based on our aggregate ownership of 16,603,262 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about February 16, 2023.
Note 8. Per Common Share Amounts
We calculate basic earnings per share using the two-class method. Unvested Class A Common Shares awarded to our employees are deemed participating securities for purposes of calculating basic earnings per common share because they have dividend rights. Under the two-class method, we allocate earnings proportionately to vested Class A Common Shares and Class B-1 Common Shares outstanding and unvested Class A Common Shares outstanding for the period. Accordingly, earnings attributable to unvested Class A Common Shares are excluded from basic earnings per share under the two-class method. Our Class B-2 common stock of RMR Inc., or Class B-2 Common Shares, which are paired with ABP Trust’s Class A Units, have no independent economic interest in RMR Inc. and thus are not included as common shares outstanding for purposes of calculating basic earnings per common share.
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the assumed redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three months ended December 31, 2022 and 2021, the assumed redemption is dilutive to earnings per share as presented in the table below.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The calculation of basic and diluted earnings per share for the three months ended December 31, 2022 and 2021, is as follows:

	Three Months Ended December 31,
	2022	2021
Numerators:
Net income attributable to The RMR Group Inc.	$6,337	$8,042
Less: income attributable to unvested participating securities	(81)	(78)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	6,256	7,964
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	81	78
Add back: net income attributable to noncontrolling interest	7,903	10,250
Add back: income tax expense	2,484	3,054
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	(4,983)	(6,064)
Net income used in calculating diluted EPS	$11,741	$15,282

Denominators:
Common shares outstanding	16,605	16,485
Less: unvested participating securities	(201)	(160)
Weighted average common shares outstanding - basic	16,404	16,325
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	15,000
Add: incremental unvested shares	9	—
Weighted average common shares outstanding - diluted	31,413	31,325

Net income attributable to The RMR Group Inc. per common share - basic	$0.38	$0.49
Net income attributable to The RMR Group Inc. per common share - diluted	$0.37	$0.49
(1)Income tax expense assumes the hypothetical conversion of the noncontrolling interest, which results in estimated tax rates of 29.8% and 28.4% for the three months ended December 31, 2022 and 2021, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three months ended December 31, 2022 and 2021, is calculated as follows:

	Three Months Ended December 31,
	2022	2021
Income before income tax expense	$16,724	$21,346
RMR Inc. franchise tax expense and interest income	(74)	167
Net income before noncontrolling interest	16,650	21,513
Net income attributable to noncontrolling interest	(7,903)	(10,250)
Net income attributable to RMR Inc. before income tax expense	8,747	11,263
Income tax expense attributable to RMR Inc.	(2,484)	(3,054)
RMR Inc. franchise tax expense and interest income	74	(167)
Net income attributable to RMR Inc.	$6,337	$8,042

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2022 Annual Report.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses. As of December 31, 2022, RMR LLC managed nearly 2,100 properties in 46 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed Equity REITs and SEVN so as to maintain, grow and increase the value of their businesses, to assist ALR, TA and Sonesta to grow their businesses and operate profitably, and to successfully expand our business through the execution of new business ventures and additional investments. Our business and the businesses of our clients generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net population migration across different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends.
Beyond general real estate industry trends, we also take into account general economic factors impacting our clients. More specifically, in the U.S., the Federal Reserve has increased the federal funds rate seven times since the beginning of calendar 2022 and has announced an expectation that it will continue to raise rates, in an attempt to slow inflation, which has in turn lead to increased borrowing costs and disruptions in the financial markets. In a period of increased borrowing costs, real estate transaction volumes often slow along with real estate valuation growth, which the commercial real estate industry has been experiencing. Rising interest rates also adversely impact our clients with floating rate debt, which they, in some instances, attempt to address with interest rate caps and other strategic actions to reduce leverage. Further, while the Federal Reserve is looking to slow inflation, its efforts may not be successful. The impact of rising costs, both for goods and human capital, are impacting us and our clients and we and our clients are continuing to implement mitigation strategies to minimize the impact of increased costs on our and our clients’ earnings, where possible.
We consider industry and general economic factors when providing services to our clients and attempt to take advantage of opportunities when they arise. For example: (i) since March 2020, ILPT and DHC have completed several joint venture transactions with institutional investors and subsequently grown some of those ventures by acquiring additional properties; (ii) SVC transitioned over 200 hotels from other hotel operators to Sonesta, which on March 17, 2021, completed its acquisition of RLH Corporation, establishing it as one of the largest hotel companies in the U.S. and expanding its franchising capabilities; (iii) on September 30, 2021, SEVN and Tremont Mortgage Trust merged, resulting in a larger, more diversified mortgage REIT with an expanded capital base; and (iv) on February 25, 2022, ILPT completed its acquisition of 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties as a result of its acquisition of Monmouth Real Estate Investment Corporation, or MNR, in an all-cash transaction valued at approximately $4.0 billion. In addition, we balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and increased operating costs. We also look to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the Managed Equity REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers, which are separately managed by ALR, TA, Sonesta or a third party. Also under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs, ALR and Sonesta based on a percentage of the cost of such construction. For further information regarding the fees we earn, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of December 31, 2022 and 2021, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		December 31,
REIT	Primary Strategy	2022	2021
DHC	Medical office and life science properties, senior living communities and wellness centers	$3,235,870	$4,457,630
ILPT	Industrial and logistics properties	4,504,774	1,897,426
OPI	Office properties primarily leased to single tenants, including the government	3,105,356	3,813,203
SVC	Hotels and net lease service and necessity-based retail properties	9,093,152	8,651,159
		$19,939,152	$18,819,418
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
The basis on which our base business management fees are calculated for the three months ended December 31, 2022 and 2021 may differ from the basis at the end of the periods presented in the table above. As of December 31, 2022, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of December 31, 2022, were $7,364,926, $5,698,191, $5,903,729 and $11,273,106, respectively.
The fee revenues we earned from the Managed Equity REITs for the three months ended December 31, 2022 and 2021 are set forth in the following tables:

	Three Months Ended December 31, 2022				Three Months Ended December 31, 2021
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$3,664	$1,492	$1,300	$6,456	$5,866	$2,345	$914	$9,125
ILPT	5,902	2,948	170	9,020	2,768	1,633	114	4,515
OPI	3,639	3,404	3,165	10,208	4,574	4,112	1,878	10,564
SVC	8,168	990	610	9,768	10,446	993	231	11,670
	$21,373	$8,834	$5,245	$35,452	$23,654	$9,083	$3,137	$35,874
Other Clients
We provide business management services to ALR, TA and Sonesta. ALR operates senior living communities throughout the United States, many of which are owned by and managed for DHC. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of the U.S. hotels that Sonesta operates are owned by SVC. Generally, our fees earned from business management services to ALR, TA and Sonesta are based on a percentage of certain revenues.
In addition, we also provide management services to certain Private Capital clients that earn fees based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction management fees based on a percentage of the cost of construction activities.
Our fee revenues from services to these clients for the three months ended December 31, 2022 and 2021, are set forth in the following tables:

	Three Months Ended December 31, 2022				Three Months Ended December 31, 2021
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
Sonesta	$2,111	$—	$15	$2,126	$1,814	$—	$—	$1,814
Other private entities	3,012	2,077	426	5,515	1,401	903	96	2,400
ALR	1,264	—	—	1,264	1,145	—	—	1,145
TA	4,191	—	—	4,191	3,611	—	—	3,611
	$10,578	$2,077	$441	$13,096	$7,971	$903	$96	$8,970
Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
We earned advisory services revenue of $1,091 and $1,118 for the three months ended December 31, 2022 and 2021, respectively.
The Tremont business acts as a transaction broker for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such brokerage services of zero and $53 for the three months ended December 31, 2022 and 2021, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended December 31, 2022, Compared to the Three Months Ended December 31, 2021
The following table presents the changes in our operating results for the three months ended December 31, 2022 compared to the three months ended December 31, 2021:

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
Revenues:
Management services	$48,548	$44,897	$3,651	8.1%
Advisory services	1,091	1,118	(27)	(2.4)%
Total management and advisory services revenues	49,639	46,015	3,624	7.9%
Reimbursable compensation and benefits	14,323	14,397	(74)	(0.5)%
Reimbursable equity based compensation	2,289	1,598	691	43.2%
Other reimbursable expenses	184,489	119,558	64,931	54.3%
Total reimbursable costs	201,101	135,553	65,548	48.4%
Total revenues	250,740	181,568	69,172	38.1%
Expenses:
Compensation and benefits	33,264	31,791	1,473	4.6%
Equity based compensation	2,850	2,219	631	28.4%
Separation costs	438	—	438	n/m
Total compensation and benefits expense	36,552	34,010	2,542	7.5%
General and administrative	9,163	7,671	1,492	19.4%
Other reimbursable expenses	184,489	119,558	64,931	54.3%
Depreciation and amortization	268	236	32	13.6%
Total expenses	230,472	161,475	68,997	42.7%
Operating income	20,268	20,093	175	0.9%
Interest income	1,770	57	1,713	n/m
Unrealized (loss) gain on equity method investments accounted for under the fair value option	(5,314)	1,196	(6,510)	n/m
Income before income tax expense	16,724	21,346	(4,622)	(21.7)%
Income tax expense	(2,484)	(3,054)	570	18.7%
Net income	14,240	18,292	(4,052)	(22.2)%
Net income attributable to noncontrolling interest	(7,903)	(10,250)	2,347	22.9%
Net income attributable to The RMR Group Inc.	$6,337	$8,042	$(1,705)	(21.2)%
n/m - not meaningful
Management services revenue. Management services revenue increased $3,651 primarily due to (i) growth in base business management fees of $3,134 and base property management fees of $1,315 earned from ILPT, primarily due to its acquisition of MNR in February 2022, and (ii) an aggregate increase of $2,453 in construction management fees earned primarily as a result of increased development activities at our clients. These increases were partially offset by a decline in base business management fees earned from SVC and OPI of $3,213, due to declines in the enterprise values of these respective clients during the current fiscal period.
Advisory services revenue. Advisory services revenue was relatively unchanged from the prior period.
Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits was relatively unchanged from the prior period.

Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue increased $691 primarily as a result of our clients’ annual employee share awards and increases in our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $1,473 primarily due to annual merit increases that were effective October 1, 2022.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. Equity based compensation increased $631 primarily as a result of annual employee share awards and increases in certain of our clients’ respective share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $1,492 primarily due to strategic technology investments and increases in temporary help, recruiting and other professional fees.
Interest income. Interest income increased $1,713 primarily due to higher interest earned during the current period primarily as a result of higher interest rates compared to the prior period.
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
Income tax expense. The decrease in income tax expense of $570 is primarily attributable to lower taxable income for the current period compared to the same period in the prior fiscal year.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of December 31, 2022 and September 30, 2022, we had cash and cash equivalents of $200,965 and $189,088, respectively, of which $24,503 and $21,492, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2022 and September 30, 2022, $198,319 and $181,219, respectively, of our cash and cash equivalents were invested in money market bank accounts. We believe that our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, to fund our operations and enhance our technology infrastructure, in the next twelve months.
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

During the three months ended December 31, 2022, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $11,442. On January 12, 2023, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of January 23, 2023 in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,641. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,113, of which $5,313 will be distributed to us based on our aggregate ownership of 16,603,262 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $11,441 and we expect to pay this dividend on or about February 16, 2023. See Note 7, Shareholders’ Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
For the three months ended December 31, 2022, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $8,094, of which $4,255 was distributed to us and $3,839 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $4,255 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $3,839 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement described in Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Our changes in cash flows for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 were as follows: (i) net cash from operating activities decreased $6,868 from $34,968 in the prior period to $28,100 in the current period; (ii) net cash used in investing activities increased $752 from $165 in the prior period to $917 in the current period; and (iii) net cash used in financing activities increased $2,555 from $12,751 in the prior period to $15,306 in the current period.
The decrease in net cash from operating activities for the three months ended December 31, 2022 compared to the prior period primarily reflects unfavorable changes in working capital, partially offset by increases in net income, after the exclusion of non-cash gains and losses. The increase in net cash used in investing activities for the three months ended December 31, 2022 compared to the prior period was primarily due to purchases of property and equipment. Net cash used in financing activities for the three months ended December 31, 2022 increased from the prior period primarily due to higher tax distributions based on current estimates for taxable income in this fiscal year.
As of December 31, 2022, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of December 31, 2022, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $25,583, of which we expect to pay $2,275 to ABP Trust during the fourth quarter of fiscal year 2023.
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted in foreign currencies. As a result, we are not subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our clients’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. See Part I, Item 1A “Risk Factors” of our 2022 Annual Report for the risks to us and our clients.

Risks Related to Cash and Short Term Investments
Our cash and cash equivalents include short term, highly liquid investments readily convertible to known amounts of cash that have original maturities of three months or less from the date of purchase. We invest a substantial amount of our cash in money market bank accounts. The majority of our cash is maintained in U.S. bank accounts. Some U.S. bank account balances exceed the Federal Deposit Insurance Corporation insurance limit. We believe our cash and short term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, the Chair of our Board and one of our Managing Directors, as well as our clients. For further information about these and other such relationships and related person transactions, please see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2022 Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in our 2022 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our 2022 Annual Report. There have been no significant changes in our critical accounting estimates since the fiscal year ended September 30, 2022.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our base business management fees earned from our Managed Equity REITs are calculated monthly based upon the lower of each REIT’s cost of its applicable assets and such REIT’s market capitalization. Our business management fees earned from ALR, TA and Sonesta are calculated based upon certain revenues from each operator’s business. Accordingly, our future revenues, income and cash flows will decline if the business activities, assets or market capitalizations of our clients decline;
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
•We state that our cash and cash equivalents balance leaves us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, to fund our operations and obligations and enhance our technology infrastructure, in the next 12 months. This statement may imply that we will successfully identify and execute one or more capital allocation strategies in the next 12 months and that any capital allocation strategy we may pursue will be successful and benefit us and our shareholders. However, identifying and executing on capital allocation strategies are subject to various uncertainties and risks and may take an extended period to realize any resulting benefit to our business. In addition, we may elect to not pursue a capital allocation strategy or abandon any such strategy we may pursue; and
•We continue expanding our Environmental, Social and Governance, or ESG, program, initiatives and commitments and we expect that we and our clients will benefit as a result. However, we and our clients may not realize the benefits we expect from this program and those initiatives and commitments and we and our clients may not succeed in meeting existing or future commitments and standards regarding ESG.
There are or will be additional important factors that could cause business outcomes or financial results to differ materially from those stated or implied in our forward-looking statements. For example, increasing interest rates, inflation and a possible recession, may reduce or limit any growth in the market value of our Managed Equity REITs or cause their rent receipts or construction activities to decline or cause the revenues of ALR, TA or Sonesta to significantly decline and, as a result, our revenues and cash flows may be adversely impacted.
We have based our forward-looking statements on our current expectations about future events that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, our forward-looking statements should not be relied on as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected or implied in our forward-looking statements. The matters discussed in this warning should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q and in our 2022 Annual Report, including the “Risk Factors” section of our 2022 Annual Report. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors from those we previously provided in our 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2022:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
October 2022	134	$24.25	N/A	N/A
December 2022	761	28.25	N/A	N/A
Total	895	$27.65	N/A	N/A
(1)These Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our Class A Common Shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant. (1)
3.2	Articles of Amendment, filed July 30, 2015. (1)
3.3	Articles of Amendment, filed September 11, 2015. (1)
3.4	Articles of Amendment, filed March 9, 2016. (2)
3.5	Articles of Amendment, filed November 14, 2022. (3)
3.6	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017. (4)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock. (5)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management and Research Trust). (1)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 14, 2022.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on September 15, 2017.
(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on November 2, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: February 2, 2023