Form 10-Q
period 2023-03-31
RMR GROUP INC.
filed 2023-05-03
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 2, 2023, there were 15,619,544 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

March 31, 2023

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	March 31,	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$197,979	$189,088
Due from related parties	118,849	108,821
Prepaid and other current assets	5,530	5,372
Total current assets	322,358	303,281

Property and equipment, net	4,537	2,495
Due from related parties, net of current portion	28,621	14,557
Equity method investments accounted for under the fair value option	70,939	49,114
Goodwill and intangible assets, net of amortization	2,042	2,057
Operating lease right of use assets	30,325	28,894
Deferred tax asset	13,252	17,112
Other assets, net of amortization	120,187	124,895
Total assets	$592,261	$542,405

Liabilities and Equity
Current liabilities:
Reimbursable accounts payable and accrued expenses	$80,819	$80,221
Accounts payable and accrued expenses	23,461	16,745
Operating lease liabilities	5,013	4,693
Employer compensation liability	8,826	7,516
Total current liabilities	118,119	109,175

Operating lease liabilities, net of current portion	26,590	25,626
Amounts due pursuant to tax receivable agreement, net of current portion	23,308	23,308
Employer compensation liability, net of current portion	28,621	14,557
Total liabilities	196,638	172,666

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,950,000 and 31,600,000 shares authorized, respectively; 15,619,784 and 15,606,115 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	114,745	113,136
Retained earnings	380,759	355,949
Cumulative common distributions	(275,779)	(262,496)
Total shareholders’ equity	219,757	206,621
Noncontrolling interest	175,866	163,118
Total equity	395,623	369,739
Total liabilities and equity	$592,261	$542,405
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenues:
Management services	$47,070	$48,151	$95,618	$93,048
Advisory services	1,139	1,137	2,230	2,255
Total management and advisory services revenues	48,209	49,288	97,848	95,303
Reimbursable compensation and benefits	14,883	13,506	29,206	27,903
Reimbursable equity based compensation	3,232	1,367	5,521	2,965
Other reimbursable expenses	142,095	133,493	326,584	253,051
Total reimbursable costs	160,210	148,366	361,311	283,919
Total revenues	208,419	197,654	459,159	379,222
Expenses:
Compensation and benefits	34,536	31,710	67,800	63,501
Equity based compensation	3,769	1,988	6,619	4,207
Separation costs	500	217	938	217
Total compensation and benefits expense	38,805	33,915	75,357	67,925
General and administrative	9,460	8,470	18,623	16,141
Other reimbursable expenses	142,095	133,493	326,584	253,051
Depreciation and amortization	272	242	540	478
Total expenses	190,632	176,120	421,104	337,595
Operating income	17,787	21,534	38,055	41,627
Interest income	2,234	66	4,004	123
Unrealized gain (loss) on equity method investments accounted for under the fair value option	28,164	(4,560)	22,850	(3,364)
Income before income tax expense	48,185	17,040	64,909	38,386
Income tax expense	(6,883)	(2,451)	(9,367)	(5,505)
Net income	41,302	14,589	55,542	32,881
Net income attributable to noncontrolling interest	(22,829)	(8,197)	(30,732)	(18,447)
Net income attributable to The RMR Group Inc.	$18,473	$6,392	$24,810	$14,434

Weighted average common shares outstanding - basic	16,408	16,329	16,406	16,327
Weighted average common shares outstanding - diluted	31,430	31,331	31,422	31,328

Net income attributable to The RMR Group Inc. per common share - basic	$1.11	$0.39	$1.49	$0.88
Net income attributable to The RMR Group Inc. per common share - diluted	$1.11	$0.39	$1.48	$0.88
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2022	$16	$1	$15	$113,136	$355,949	$(262,496)	$206,621	$163,118	$369,739
Share awards, net	—	—	—	594	—	—	594	—	594
Net income	—	—	—	—	6,337	—	6,337	7,903	14,240
Tax distributions to member	—	—	—	—	—	—	—	(3,839)	(3,839)
Common share distributions	—	—	—	—	—	(6,642)	(6,642)	(4,800)	(11,442)
Balance at December 31, 2022	16	1	15	113,730	362,286	(269,138)	206,910	162,382	369,292
Share awards, net	—	—	—	1,015	—	—	1,015	—	1,015
Net income	—	—	—	—	18,473	—	18,473	22,829	41,302
Tax distributions to member	—	—	—	—	—	—	—	(4,545)	(4,545)
Common share distributions	—	—	—	—	—	(6,641)	(6,641)	(4,800)	(11,441)
Balance at March 31, 2023	$16	$1	$15	$114,745	$380,759	$(275,779)	$219,757	$175,866	$395,623

Balance at September 30, 2021	$15	$1	$15	$109,910	$321,945	$(236,766)	$195,120	$152,595	$347,715
Share awards, net	—	—	—	613	—	—	613	—	613
Net income	—	—	—	—	8,042	—	8,042	10,250	18,292
Tax distributions to member	—	—	—	—	—	—	—	(1,979)	(1,979)
Common share distributions	—	—	—	—	—	(6,264)	(6,264)	(4,500)	(10,764)
Balance at December 31, 2021	15	1	15	110,523	329,987	(243,030)	197,511	156,366	353,877
Share awards, net	1	—	—	1,144	—	—	1,145	—	1,145
Net income	—	—	—	—	6,392	—	6,392	8,197	14,589
Tax distributions to member	—	—	—	—	—	—	—	(4,277)	(4,277)
Common share distributions	—	—	—	—	—	(6,265)	(6,265)	(4,500)	(10,765)
Balance at March 31, 2022	$16	$1	$15	$111,667	$336,379	$(249,295)	$198,783	$155,786	$354,569
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$55,542	$32,881
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	540	478
Straight line office rent	(147)	(151)
Amortization expense related to other assets	4,708	4,708
Deferred income taxes	3,860	277
Operating expenses paid in The RMR Group Inc. common shares	1,688	1,789
Distributions from equity method investments	1,025	208
Unrealized (gain) loss on equity method investments accounted for under the fair value option	(22,850)	3,364
Changes in assets and liabilities:
Due from related parties	(8,718)	(10,241)
Prepaid and other current assets	(158)	(30)
Reimbursable accounts payable and accrued expenses	598	9,782
Accounts payable and accrued expenses	6,027	7,266
Net cash from operating activities	42,115	50,331

Cash Flows from Investing Activities:
Purchase of property and equipment	(1,878)	(610)
Net cash used in investing activities	(1,878)	(610)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(17,984)	(15,256)
Distributions to common shareholders	(13,283)	(12,529)
Repurchase of common shares	(79)	(31)
Net cash used in financing activities	(31,346)	(27,816)

Increase in cash and cash equivalents	8,891	21,905
Cash and cash equivalents at beginning of period	189,088	159,835
Cash and cash equivalents at end of period	$197,979	$181,740

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$5,857	$4,486
Recognition of right of use assets and related lease liabilities	$4,023	$783
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
As of March 31, 2023, RMR Inc. owned 15,619,784 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.6% of the economic interest of RMR LLC as of March 31, 2023. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.4% of the economic interest of RMR LLC as of March 31, 2023, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of March 31, 2023, managed a diverse portfolio of real estate and real estate related businesses. RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs. On April 11, 2023, OPI and DHC entered into an agreement to merge, pursuant to which DHC will be merged with and into OPI, with OPI continuing as the surviving entity in the merger. RMR LLC will continue to manage the surviving entity following the merger. For additional information, see Note 6, Related Person Transactions.
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
RMR LLC also provides management services to TravelCenters of America Inc., or TA, a publicly traded real estate operating company that operates and franchises travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. As discussed in Note 6, Related Person Transactions, on February 15, 2023, TA entered into an agreement with BP Products North America Inc., or BP, pursuant to which BP will acquire all of the outstanding shares of TA common stock for $86.00 per share in cash. The Managed Equity REITs, SEVN and TA are collectively referred to as the Perpetual Capital clients.
In addition, RMR LLC provides management services to private capital vehicles, including ABP Trust, AlerisLife Inc., or AlerisLife, Sonesta International Hotels Corporation, or Sonesta, and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. These clients are collectively referred to as the Private Capital clients. AlerisLife is an operator of senior living communities, many of which are owned by DHC, and as discussed in Note 6, Related Person Transactions, was a publicly traded company until March 20, 2023 when it was acquired by a subsidiary of ABP Trust. As a result of this transaction, amounts relating to AlerisLife are characterized as Private Capital for all periods presented. Sonesta is a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of the U.S. hotels that Sonesta operates are owned by SVC.
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
We earned aggregate base business management fees from the Managed Equity REITs of $21,484 and $23,985 for the three months ended March 31, 2023 and 2022, respectively, and $42,857 and $47,639 for the six months ended March 31, 2023 and 2022, respectively.
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
Other Management Agreements
We earn management fees by providing continuous services pursuant to the management agreements with AlerisLife, TA and Sonesta equal to 0.6% of: (i) in the case of AlerisLife, AlerisLife’s revenues from all sources reportable under GAAP, less any revenues reportable by AlerisLife with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues; and (iii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP. These management fees are estimated and payable in cash monthly in advance.
We also earn management fees from certain Private Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable in cash monthly in arrears.
We earned aggregate management fees from TA and the Private Capital clients of $10,162 and $9,218 for the three months ended March 31, 2023 and 2022, respectively, and $20,740 and $17,189 for the six months ended March 31, 2023 and 2022, respectively.
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
For the three months ended March 31, 2023 and 2022, we earned aggregate property management fees of $15,424 and $14,948, respectively, including construction supervision fees of $4,016 and $3,794, respectively. For the six months ended March 31, 2023 and 2022, we earned aggregate property management fees of $32,021 and $28,167, respectively, including construction supervision fees of $9,702 and $7,027, respectively.
Management Agreements with Advisory Clients
Tremont is primarily compensated pursuant to its management agreement with SEVN at an annual rate of 1.5% of equity, as defined in the applicable agreement. We earned advisory services revenue of $1,139 and $1,137 for the three months ended March 31, 2023 and 2022, respectively, and $2,230 and $2,255 for the six months ended March 31, 2023 and 2022, respectively.
Tremont may also earn an incentive fee under its management agreement with SEVN equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont did not earn incentive fees from SEVN for the three or six months ended March 31, 2023 or 2022.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it brokers. The Tremont business did not earn any fees for such brokerage services for the three months ended March 31, 2023 and 2022, and the six months ended March 31, 2023. The Tremont business earned fees for such brokerage services of $53 for the six months ended March 31, 2022, which amount is included in management services revenue in our condensed consolidated statements of income.

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
Note 3. Equity Method Investments
Seven Hills Realty Trust
As of March 31, 2023, Tremont owned 1,708,058, or approximately 11.6%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our equity method investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN at March 31, 2023 and September 30, 2022, based on quoted market prices, was $17,149 and $15,577, respectively. The unrealized gain in our condensed consolidated statements of income related to our investment in SEVN was $2,221 and $826 for the three months ended March 31, 2023 and 2022, respectively, and $2,597 and $884 for the six months ended March 31, 2023 and 2022, respectively. We received distributions from SEVN of $598 and $208 for the three months ended March 31, 2023 and 2022, respectively, and $1,025 and $208 for the six months ended March 31, 2023 and 2022, respectively.
TravelCenters of America Inc.
As of March 31, 2023, we owned 621,853, or approximately 4.1%, of TA’s outstanding common shares. We account for our investment in TA using the equity method of accounting because we are deemed to exert significant influence, but not control, over TA’s most significant activities. We elected the fair value option to account for our equity method investment in TA and determine fair value using the closing price of TA’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in TA at March 31, 2023 and September 30, 2022, based on quoted market prices, was $53,790 and $33,537, respectively. The unrealized gain (loss) in our condensed consolidated statements of income related to our investment in TA was $25,943 and $(5,386) for the three months ended March 31, 2023 and 2022, respectively, and $20,253 and $(4,248) for the six months ended March 31, 2023 and 2022, respectively.
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
For the three months ended March 31, 2023 and 2022, we recognized estimated income tax expense of $6,883 and $2,451, respectively, which includes $5,043 and $1,799, respectively, of U.S. federal income tax and $1,840 and $652, respectively, of state income taxes. For the six months ended March 31, 2023 and 2022, we recognized estimated income tax expense of $9,367

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
and $5,505, respectively, which includes $6,863 and $4,043, respectively, of U.S. federal income tax and $2,504 and $1,462, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.1%	3.1%	3.0%	3.1%
Permanent items	0.2%	0.4%	0.3%	0.3%
Net income attributable to noncontrolling interest	(10.0)%	(10.1)%	(9.9)%	(10.1)%
Total	14.3%	14.4%	14.4%	14.3%
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of March 31, 2023 and 2022, we had no uncertain tax positions.
Note 5. Fair Value of Financial Instruments
As of March 31, 2023 and September 30, 2022, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
The following table presents our assets and liabilities that have been measured at fair value using Level 1 inputs in the fair value hierarchy as of March 31, 2023 and September 30, 2022:

	March 31,	September 30,
	2023	2022
Current portion of due from related parties related to share based payment awards	$8,826	$7,516
Long term portion of due from related parties related to share based payment awards	28,621	14,557
Equity method investment in SEVN	17,149	15,577
Equity method investment in TA	53,790	33,537
Current portion of employer compensation liability related to share based payment awards	8,826	7,516
Long term portion of employer compensation liability related to share based payment awards	28,621	14,557
Note 6. Related Person Transactions
Adam D. Portnoy, Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. RMR Inc.’s other executive officers are officers and employees of RMR LLC, and Jennifer B. Clark, our other Managing Director, and Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer, are also officers of ABP Trust.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Mr. Portnoy is the chair of the board and a managing trustee or managing director of each of the Perpetual Capital clients, the controlling shareholder and a director of Sonesta (and its parent) and was chair of the board and a managing director of AlerisLife until March 20, 2023 when AlerisLife was acquired by ABP Trust. Since March 20, 2023, Mr. Portnoy is the sole director of AlerisLife. Ms. Clark is a managing trustee of OPI, a director of Sonesta (and its parent), and she previously served as a managing director of AlerisLife until March 20, 2023. Ms. Clark also serves as the secretary of all the Perpetual Capital clients, Sonesta and AlerisLife.
As of March 31, 2023, Adam D. Portnoy beneficially owned 13.4% of SEVN’s outstanding common shares (including through Tremont and ABP Trust). Prior to the transactions pursuant to which ABP Trust’s subsidiary acquired AlerisLife, as further described below, Mr. Portnoy beneficially owned, in aggregate, 6.1% of AlerisLife’s outstanding common shares (including through ABP Trust). In addition, Mr. Portnoy beneficially owns shares of the Managed Equity REITs and TA comprising less than 5.0% of the outstanding shares of each of those respective companies.
The Managed Equity REITs and SEVN have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs and ABP Trust pursuant to management agreements with them. The officers of the Managed Equity REITs and ABP Trust are officers or employees of RMR LLC. The officers, overhead and required office space of SEVN are provided or arranged by Tremont. SEVN’s officers are officers or employees of Tremont or RMR LLC. Some of the executive officers of TA, AlerisLife, and Sonesta are officers or employees of RMR LLC. Our executive officers are also managing directors or managing trustees of certain of the Perpetual Capital clients.
Additional information about our related person transactions appears in Note 7, Shareholders’ Equity, below, and in our 2022 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended March 31, 2023 and 2022, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$5,482	$28,597	$34,079	$7,404	$32,720	$40,124
ILPT	9,244	9,215	18,459	7,227	5,581	12,808
OPI	9,877	83,449	93,326	10,518	70,479	80,997
SVC	9,970	20,230	30,200	11,722	22,494	34,216
Total Managed Equity REITs	34,573	141,491	176,064	36,871	131,274	168,145
SEVN	1,139	1,186	2,325	1,137	1,287	2,424
TA	3,785	1,748	5,533	3,447	161	3,608
	39,497	144,425	183,922	41,455	132,722	174,177
Private Capital:
AlerisLife (1)	1,369	—	1,369	1,226	61	1,287
Sonesta	2,032	29	2,061	1,787	38	1,825
Other private entities	5,311	15,756	21,067	4,820	15,545	20,365
	8,712	15,785	24,497	7,833	15,644	23,477
Total revenues	$48,209	$160,210	$208,419	$49,288	$148,366	$197,654
(1)On March 20, 2023, AlerisLife merged with and into ABP Acquisition 2 LLC, a subsidiary of ABP Trust, and ceased to be a public company. As a result, the revenues earned with respect to AlerisLife are characterized as Private Capital for all periods presented. For further information about this transaction, please see “ABP Trust’s Acquisition of AlerisLife” below.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the six months ended March 31, 2023 and 2022, we recognized revenues from related parties as set forth in the following table:

	Six Months Ended March 31, 2023			Six Months Ended March 31, 2022
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital: (1)
DHC	$11,938	$80,469	$92,407	$16,529	$67,923	$84,452
ILPT	18,264	19,951	38,215	11,742	12,261	24,003
OPI	20,085	178,984	199,069	21,082	141,166	162,248
SVC	19,738	40,825	60,563	23,392	33,229	56,621
Total Managed Equity REITs	70,025	320,229	390,254	72,745	254,579	327,324
SEVN	2,230	2,323	4,553	2,255	3,557	5,812
TA	7,976	3,476	11,452	7,058	708	7,766
	80,231	326,028	406,259	82,058	258,844	340,902
Private Capital: (1)
AlerisLife (2)	2,633	97	2,730	2,371	146	2,517
Sonesta	4,158	544	4,702	3,601	38	3,639
Other private entities	10,826	34,642	45,468	7,220	24,891	32,111
	17,617	35,283	52,900	13,192	25,075	38,267

Total revenues from related parties	97,848	361,311	459,159	95,250	283,919	379,169
Revenues from unrelated parties	—	—	—	53	—	53
Total revenues	$97,848	$361,311	$459,159	$95,303	$283,919	$379,222
(1)On December 23, 2021, DHC sold a 35% equity interest in its existing joint venture with an institutional investor. Following this sale, DHC owned a 20% equity interest in this joint venture. As a result, the revenues earned with respect to this joint venture are characterized as Private Capital for periods on and after December 23, 2021 and as Perpetual Capital for periods prior to December 23, 2021. On June 29, 2022, DHC sold an additional 10% equity interest in this joint venture. Following this additional sale, DHC owns a 10% equity interest in this joint venture.
(2)On March 20, 2023, AlerisLife merged with and into ABP Acquisition 2 LLC, a subsidiary of ABP Trust, and ceased to be a public company. As a result, the revenues earned with respect to AlerisLife are characterized as Private Capital for all periods presented. For further information about this transaction, please see “ABP Trust’s Acquisition of AlerisLife” below.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties
The following table presents amounts due from related parties as of the dates indicated:

	March 31, 2023			September 30, 2022
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$4,795	$11,422	$16,217	$8,098	$14,148	$22,246
ILPT	4,458	5,660	10,118	3,235	13,717	16,952
OPI	7,417	55,640	63,057	335	47,943	48,278
SVC	4,703	7,411	12,114	5,627	5,357	10,984
Total Managed Equity REITs	21,373	80,133	101,506	17,295	81,165	98,460
SEVN	2,370	1,204	3,574	1,768	1,262	3,030
TA	155	27,269	27,424	124	11,635	11,759
	23,898	108,606	132,504	19,187	94,062	113,249
Private Capital:
AlerisLife (1)	105	—	105	112	492	604
Sonesta	555	—	555	127	290	417
Other private entities	4,646	9,660	14,306	1,658	7,450	9,108
	5,306	9,660	14,966	1,897	8,232	10,129
	$29,204	$118,266	$147,470	$21,084	$102,294	$123,378
(1)On March 20, 2023, AlerisLife merged with and into ABP Acquisition 2 LLC, a subsidiary of ABP Trust, and ceased to be a public company. As a result, the amounts due from related parties with respect to AlerisLife are characterized as Private Capital for all periods presented. For further information about this transaction, please see “ABP Trust’s Acquisition of AlerisLife” below.
Leases
As of March 31, 2023, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,398 and $1,468 for the three months ended March 31, 2023 and 2022, respectively, and $2,831 and $2,974 for the six months ended March 31, 2023 and 2022, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. As of March 31, 2023, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $25,583, including $2,275 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2023.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, subject to future adjustment based on actual results. For the six months ended March 31, 2023 and 2022, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $17,755 and $13,186, respectively, of which $9,371 and $6,930, respectively, was distributed to us and $8,384 and $6,256, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We use funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
ABP Trust’s Acquisition of AlerisLife
On February 2, 2023, AlerisLife entered into an Agreement and Plan of Merger, or the AlerisLife Merger Agreement, with ABP Acquisition LLC, or ABP Acquisition, and its wholly owned subsidiary, ABP Acquisition 2 LLC, or ABP Acquisition 2. ABP Acquisition is a wholly owned subsidiary of ABP Trust and Adam D. Portnoy, AlerisLife’s then managing director and chair of the board, is the sole trustee and controlling shareholder and an officer of ABP Trust. Pursuant to the AlerisLife Merger Agreement, ABP Acquisition 2 commenced and consummated a tender offer to acquire all of the outstanding AlerisLife common shares (other than the AlerisLife common shares held by ABP Trust, ABP Acquisition or their subsidiaries), at a price of $1.31 per share, net to the seller in cash, without interest, subject to any withholding of taxes. Following the consummation of the tender offer, on March 20, 2023, ABP Acquisition 2 merged with and into AlerisLife, or the AlerisLife Merger, with AlerisLife as the surviving corporation.
In connection with the consummation of the transactions contemplated by the AlerisLife Merger Agreement, AlerisLife terminated its management agreement with RMR LLC, and RMR LLC waived its right to receive payment of the termination fee that would have otherwise resulted due to the AlerisLife Merger. In consideration of this waiver, RMR LLC and ABP Trust amended and restated their management agreement to provide that (A) RMR LLC will also provide services to AlerisLife at ABP Trust’s request, (B) ABP Trust will pay to RMR LLC management fees with respect to AlerisLife, which fees are calculated based upon AlerisLife’s revenues in the same manner as such fees would have been calculated under AlerisLife’s terminated management agreement with RMR LLC, and (C) AlerisLife’s properties will not be subject to ABP Trust’s property management agreement with RMR LLC.
TA’s Merger Agreement
On February 15, 2023, TA entered into an Agreement and Plan of Merger, or the TA Merger Agreement, with BP Products North America Inc., or BP, and Bluestar RTM Inc., an indirect wholly-owned subsidiary of BP, or TA Merger Subsidiary, pursuant to which TA Merger Subsidiary will merge with and into TA, or the TA Merger, with TA surviving the TA Merger. Subject to the satisfaction or waiver of the conditions to the closing of the TA Merger, including, among others, the approval of the stockholders of TA by the affirmative vote of the holders of a majority of the outstanding shares of common stock, TA expects the closing of the transactions contemplated by the TA Merger Agreement to occur on May 15, 2023. As a result of the TA Merger, at the effective time of the TA Merger, each TA common share outstanding immediately prior to the effective time of the TA Merger (other than TA common shares (i) owned by BP or TA Merger Subsidiary immediately prior to the effective time of the TA Merger, or (ii) held by any subsidiary of TA or BP (other than TA Merger Subsidiary) immediately prior to the effective time of the Merger), will be converted into the right to receive $86.00 in cash, without interest. In connection with the TA Merger Agreement, RMR LLC, which owns an aggregate amount of 4.1% of TA’s outstanding common shares, entered into a voting agreement with BP pursuant to which RMR LLC agreed to vote all of its TA common shares to approve the TA Merger. Upon consummation of the TA Merger, TA will terminate its business management agreement with us in accordance with its terms and pay us the applicable termination fee currently estimated to be approximately $45,000.
OPI’s Merger Agreement with DHC
On April 11, 2023, DHC and OPI entered into an Agreement and Plan of Merger, or the DHC-OPI Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, DHC will be merged with and into OPI, with OPI continuing as the surviving entity in the merger, or the DHC-OPI Merger. Subject to the satisfaction or waiver of the conditions to closing, the DHC-OPI Merger is expected to close during the third quarter of calendar 2023. Contemporaneously with the execution of the DHC-OPI Merger Agreement, we, DHC and OPI entered into a letter agreement, or the RMR Letter Agreement, pursuant to which, on the terms and subject to conditions contained therein, we and DHC have acknowledged and agreed that, effective upon consummation of the DHC-OPI Merger, DHC shall have terminated its business and property management agreements with us for convenience, and we shall have waived our right to receive payment of the termination fee pursuant to each such agreement upon such termination. We will continue to manage the surviving entity following the DHC-OPI Merger. Contemporaneously with the execution of the DHC-OPI Merger Agreement, RMR LLC and OPI entered into a Third Amended and Restated Property Management Agreement, or the Amended Property Management Agreement. The effectiveness of the Amended Property Management Agreement is conditioned upon and will be concurrent with the consummation of the DHC-OPI Merger. If the DHC-OPI Merger is not consummated, the Amended Property Management Agreement will not become effective and the Second Amended and Restated Property Management Agreement, or the Current Property Management Agreement, will remain in effect. Pursuant to the Amended Property Management Agreement, at the effective time, properties then owned by DHC that are subject to its existing property management agreement with RMR LLC, including its medical office and life science properties, will become subject to the terms and conditions of the

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
OPI Amended Property Management Agreement. Also pursuant to the Amended Property Management Agreement, we will be entitled to a renovation and repositioning fee equal to 3% of the cost of any major capital projects and repositionings at senior living communities owned by DHC that the surviving entity may request us to oversee from time to time, consistent with DHC’s existing property management agreement. The terms of the Amended Property Management Agreement are otherwise consistent with the terms of the Current Property Management Agreement.
Separation Arrangements
We entered into retirement agreements with certain of our former executive officers. Pursuant to these agreements, we made various cash payments and accelerated the vesting of unvested shares RMR Inc. previously awarded to these retiring officers. We also enter into separation arrangements from time to time with other executive and nonexecutive officers and employees of ours. All costs associated with separation arrangements, for which there remain no substantive performance obligations, are recorded in our condensed consolidated statements of income as separation costs.
RMR LLC entered into a letter agreement, or the Separation Agreement, dated March 27, 2023, with Jonathan M. Pertchik, an Executive Vice President of RMR LLC. Mr. Pertchik also serves as chief executive officer and a managing director of TA. Mr. Pertchik will continue to serve in his role as an officer of RMR LLC, until 11:59 p.m. on the day preceding the closing of the transaction contemplated by the TA Merger Agreement, or the Separation Date. Under the Separation Agreement, RMR LLC agreed to pay Mr. Pertchik a lump sum cash payment equal to a pro rata portion of the total annual bonus that RMR LLC paid him for the calendar year 2022 within ten (10) days after his Separation Date. Pursuant to the Separation Agreement, on March 29, 2023, our Compensation Committee approved the acceleration of vesting of Mr. Pertchik’s unvested shares of RMR Inc., effective as of the Separation Date. The Separation Agreement contains other customary terms and conditions, including confidentiality, non-solicitation, and other covenants and a waiver and release.
For the three and six months ended March 31, 2023, we recognized separation costs of $500 and $938, including cash separation costs of $432 and $812, respectively, and equity based separation costs of $68 and $126, respectively. For the three and six months ended March 31, 2022, we recognized cash separation costs of $217.
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
On March 29, 2023, we awarded 3,000 of our Class A Common Shares, valued at $25.80 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Directors as part of his or her annual compensation for serving as a Director. For the three and six months ended March 31, 2023, we recorded general and administrative expense of $464 for these awards.
Equity based compensation expense related to shares awarded to certain officers and employees was $537 and $621 for the three months ended March 31, 2023 and 2022, respectively, and $1,098 and $1,242 for the six months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had 191,080 unvested shares outstanding which are scheduled to vest as follows: 67,940 shares in 2023, 57,000 shares in 2024, 41,720 shares in 2025 and 24,420 in 2026.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations for those eligible to do so. The repurchase price is based on the closing price of our Class A Common Shares on the Nasdaq. The aggregate value of 2,891 Class A Common Shares repurchased during the six months ended March 31, 2023 was $79, which is recorded as a decrease to additional paid in capital within shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Distributions
During the six months ended March 31, 2023 and 2022, we declared and paid dividends on our Class A Common Shares and Class B-1 common stock, or Class B-1 Common Shares, as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Six Months Ended March 31, 2023
10/13/2022	10/24/2022	11/17/2022	$0.40	$6,642
1/12/2023	1/23/2023	2/16/2023	0.40	6,641
			$0.80	$13,283
Six Months Ended March 31, 2022
10/14/2021	10/25/2021	11/18/2021	$0.38	$6,264
1/13/2022	1/24/2022	2/17/2022	0.38	6,265
			$0.76	$12,529
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Six Months Ended March 31, 2023
10/13/2022	10/24/2022	11/17/2022	$0.32	$10,114	$5,314	$4,800
1/12/2023	1/23/2023	2/16/2023	0.32	10,113	5,313	4,800
			$0.64	$20,227	$10,627	$9,600
Six Months Ended March 31, 2022
10/14/2021	10/25/2021	11/18/2021	$0.30	$9,446	$4,946	$4,500
1/13/2022	1/24/2022	2/17/2022	0.30	9,446	4,946	4,500
			$0.60	$18,892	$9,892	$9,000
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On April 13, 2023, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of April 24, 2023, in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,648. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,118, of which $5,318 will be distributed to us based on our aggregate ownership of 16,619,544 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about May 18, 2023.
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
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the assumed redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three and six months ended March 31, 2023 and 2022, the assumed redemption is dilutive to earnings per share as presented in the table below.
The calculation of basic and diluted earnings per share for the three and six months ended March 31, 2023 and 2022, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Numerators:
Net income attributable to The RMR Group Inc.	$18,473	$6,392	$24,810	$14,434
Less: income attributable to unvested participating securities	(219)	(62)	(298)	(140)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	18,254	6,330	24,512	14,294
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	219	62	298	140
Add back: net income attributable to noncontrolling interest	22,829	8,197	30,732	18,447
Add back: income tax expense	6,883	2,451	9,367	5,505
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	(13,308)	(4,894)	(18,289)	(10,909)
Net income used in calculating diluted EPS	$34,877	$12,146	$46,620	$27,477

Denominators:
Common shares outstanding	16,620	16,502	16,620	16,502
Less: unvested participating securities and incremental impact of weighted average	(212)	(173)	(214)	(175)
Weighted average common shares outstanding - basic	16,408	16,329	16,406	16,327
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	15,000	15,000	15,000
Add: incremental unvested shares	22	2	16	1
Weighted average common shares outstanding - diluted	31,430	31,331	31,422	31,328

Net income attributable to The RMR Group Inc. per common share - basic	$1.11	$0.39	$1.49	$0.88
Net income attributable to The RMR Group Inc. per common share - diluted	$1.11	$0.39	$1.48	$0.88
(1)Income tax expense assumes the hypothetical conversion of the noncontrolling interest, which results in estimated tax rates of 27.6% and 28.7% for the three months ended March 31, 2023 and 2022, respectively, and 28.2% and 28.4% for the six months ended March 31, 2023 and 2022, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three and six months ended March 31, 2023 and 2022, is calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Income before income tax expense	$48,185	$17,040	$64,909	$38,386
RMR Inc. franchise tax expense and interest income	(71)	169	(145)	336
Net income before noncontrolling interest	48,114	17,209	64,764	38,722
Net income attributable to noncontrolling interest	(22,829)	(8,197)	(30,732)	(18,447)
Net income attributable to RMR Inc. before income tax expense	25,285	9,012	34,032	20,275
Income tax expense attributable to RMR Inc.	(6,883)	(2,451)	(9,367)	(5,505)
RMR Inc. franchise tax expense and interest income	71	(169)	145	(336)
Net income attributable to RMR Inc.	$18,473	$6,392	$24,810	$14,434

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2022 Annual Report.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses. As of March 31, 2023, RMR LLC managed nearly 2,100 properties in 46 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed Equity REITs and SEVN so as to maintain, grow and increase the value of their businesses, to assist AlerisLife, Sonesta, and, subject to the completion of the TA Merger, TA, to grow their businesses and operate profitably, and to successfully expand our business through the execution of new business ventures and additional investments. Our business and the businesses of our clients generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net population migration across different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends.
Beyond general real estate industry trends, we also take into account general economic factors impacting our clients. More specifically, in the U.S., the Federal Reserve has increased the federal funds rate several times since the beginning of calendar 2022 in an attempt to slow inflation, contributing to macroeconomic uncertainty and market volatility in the U.S. and in the commercial real estate markets. Increased borrowing costs and concerns of a possible or pending economic recession have resulted in an overall decline in commercial real estate transactions. Additionally, concerns about the capital adequacy and liquidity of the banking sector caused by recent bank failures in March 2023, may result in decreased lending activity from traditional sources such as banks and life insurance companies and may negatively impact the businesses of our clients and our clients' tenants. Rising or sustained high interest rates also adversely impact our clients with floating rate debt, which they, in some instances, attempt to address with interest rate caps and other strategic actions to reduce leverage. Further, while the Federal Reserve is looking to slow inflation, its efforts may not be successful or fully achieve targeted results and they may take longer to achieve. The impact of rising costs, both for goods and human capital, are impacting us and our clients and we and our clients are continuing to implement mitigation strategies to minimize the impact of increased costs on our and our clients’ earnings, where possible.
When providing services to our clients, we consider industry and general economic factors and attempt to take advantage of opportunities when they arise. For example: (i) since March 2020, ILPT and DHC have completed several joint venture transactions with institutional investors and subsequently grown some of those ventures by acquiring additional properties; (ii) SVC transitioned over 200 hotels from other hotel operators to Sonesta, which on March 17, 2021, completed its acquisition of RLH Corporation, establishing it as one of the largest hotel companies in the U.S. and expanding its franchising capabilities; and (iii) on February 25, 2022, ILPT completed its acquisition of 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties as a result of its acquisition of Monmouth Real Estate Investment Corporation, or MNR, in an all-cash transaction valued at approximately $4.0 billion. More recently, (i) on February 15, 2023, TA entered into an agreement with BP to acquire all of the outstanding shares of TA common stock for $86.00 per share in cash, representing a total equity value of approximately $1.3 billion; (ii) on March 20, 2023, a subsidiary of ABP Trust completed its acquisition of AlerisLife; and (iii) on April 11, 2023, OPI and DHC entered into an agreement to merge in an all-share transaction, creating a diversified REIT with a broad portfolio, defensive tenant base and strong growth potential. In addition, we balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and increased operating costs. We also look to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.

Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the Managed Equity REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers, which are separately managed by AlerisLife, TA, Sonesta or a third party. Also under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs based on a percentage of the cost of such construction. For further information regarding the fees we earn, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of March 31, 2023 and 2022, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		March 31,
REIT	Primary Strategy	2023	2022
DHC	Medical office and life science properties, senior living communities and wellness centers	$3,153,102	$4,383,059
ILPT	Industrial and logistics properties	4,486,121	5,632,464
OPI	Office properties primarily leased to single tenants, including the government	3,104,337	3,855,970
SVC	Hotels and net lease service and necessity-based retail properties	7,457,879	8,657,762
		$18,201,439	$22,529,255
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
The basis on which our base business management fees are calculated for the three and six months ended March 31, 2023 and 2022 may differ from the basis at the end of the periods presented in the table above. As of March 31, 2023, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of March 31, 2023, were $7,472,011, $5,700,343, $5,955,112 and $11,010,990, respectively.

The fee revenues we earned from the Managed Equity REITs for the three and six months ended March 31, 2023 and 2022 are set forth in the following tables:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$3,415	$1,490	$577	$5,482	$4,966	$1,389	$1,049	$7,404
ILPT	5,791	3,315	138	9,244	4,473	2,724	30	7,227
OPI	3,720	3,537	2,620	9,877	4,487	4,094	1,937	10,518
SVC	8,558	945	467	9,970	10,059	1,018	645	11,722
	$21,484	$9,287	$3,802	$34,573	$23,985	$9,225	$3,661	$36,871

	Six Months Ended March 31, 2023				Six Months Ended March 31, 2022
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$7,079	$2,982	$1,877	$11,938	$10,832	$3,734	$1,963	$16,529
ILPT	11,693	6,263	308	18,264	7,241	4,357	144	11,742
OPI	7,359	6,941	5,785	20,085	9,061	8,206	3,815	21,082
SVC	16,726	1,935	1,077	19,738	20,505	2,011	876	23,392
	$42,857	$18,121	$9,047	$70,025	$47,639	$18,308	$6,798	$72,745
Other Clients
We provide business management services to AlerisLife, TA and Sonesta. AlerisLife operates senior living communities throughout the United States, many of which are owned by and managed for DHC. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of the U.S. hotels that Sonesta operates are owned by SVC. Generally, our fees earned from business management services to AlerisLife, TA and Sonesta are based on a percentage of certain revenues.
In addition, we also provide management services to certain Private Capital clients that earn fees based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction supervision fees based on a percentage of the cost of construction activities.
Our fee revenues from services to these clients for the three and six months ended March 31, 2023 and 2022, are set forth in the following tables:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$1,369	$—	$—	$1,369	$1,226	$—	$—	$1,226
Sonesta	2,032	—	—	2,032	1,787	—	—	1,787
Other private entities	2,976	2,121	214	5,311	2,758	1,929	133	4,820
TA	3,785	—	—	3,785	3,447	—	—	3,447
	$10,162	$2,121	$214	$12,497	$9,218	$1,929	$133	$11,280

	Six Months Ended March 31, 2023				Six Months Ended March 31, 2022
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$2,633	$—	$—	$2,633	$2,371	$—	$—	$2,371
Sonesta	4,143	—	15	4,158	3,601	—	—	3,601
Other private entities	5,988	4,198	640	10,826	4,159	2,832	229	7,220
TA	7,976	—	—	7,976	7,058	—	—	7,058
	$20,740	$4,198	$655	$25,593	$17,189	$2,832	$229	$20,250
Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
We earned advisory services revenue of $1,139 and $1,137 for the three months ended March 31, 2023 and 2022, respectively, and $2,230 and $2,255 for the six months ended March 31, 2023 and 2022, respectively.
The Tremont business acts as a transaction broker for non-investment advisory clients for negotiated fees. The Tremont business did not earn any fees for such brokerage services for the three months ended March 31, 2023 and 2022, and the six months ended March 31, 2023. The Tremont business earned fees for such brokerage services of $53 for the six months ended March 31, 2022, which amount is included in management services revenue in our condensed consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022
The following table presents the changes in our operating results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues:
Management services	$47,070	$48,151	$(1,081)	(2.2)%
Advisory services	1,139	1,137	2	0.2%
Total management and advisory services revenues	48,209	49,288	(1,079)	(2.2)%
Reimbursable compensation and benefits	14,883	13,506	1,377	10.2%
Reimbursable equity based compensation	3,232	1,367	1,865	136.4%
Other reimbursable expenses	142,095	133,493	8,602	6.4%
Total reimbursable costs	160,210	148,366	11,844	8.0%
Total revenues	208,419	197,654	10,765	5.4%
Expenses:
Compensation and benefits	34,536	31,710	2,826	8.9%
Equity based compensation	3,769	1,988	1,781	89.6%
Separation costs	500	217	283	130.4%
Total compensation and benefits expense	38,805	33,915	4,890	14.4%
General and administrative	9,460	8,470	990	11.7%
Other reimbursable expenses	142,095	133,493	8,602	6.4%
Depreciation and amortization	272	242	30	12.4%
Total expenses	190,632	176,120	14,512	8.2%
Operating income	17,787	21,534	(3,747)	(17.4)%
Interest income	2,234	66	2,168	n/m
Unrealized gain (loss) on equity method investments accounted for under the fair value option	28,164	(4,560)	32,724	n/m
Income before income tax expense	48,185	17,040	31,145	182.8%
Income tax expense	(6,883)	(2,451)	(4,432)	(180.8)%
Net income	41,302	14,589	26,713	183.1%
Net income attributable to noncontrolling interest	(22,829)	(8,197)	(14,632)	(178.5)%
Net income attributable to The RMR Group Inc.	$18,473	$6,392	$12,081	189.0%
n/m - not meaningful
Management services revenue. Management services revenue decreased $1,081 primarily due to declines in base business management fees earned from DHC and SVC of $3,052 in aggregate, due to declines in the enterprise values of these respective clients during the current fiscal period, partially offset by growth in base business management fees of $1,318 and property management fees of $699 earned from ILPT, primarily due to its acquisition of MNR in February 2022.
Advisory services revenue. Advisory services revenue was relatively unchanged from the prior period.
Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits increased $1,377 primarily due to annual merit increases that were effective October 1, 2022.

Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue increased $1,865 primarily as a result of our clients’ annual employee share awards and increases in certain of our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $2,826 primarily due to annual merit increases that were effective October 1, 2022.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. Equity based compensation increased $1,781 primarily as a result of annual employee share awards and increases in certain of our clients’ respective share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $990 primarily due to strategic technology investments and increases in third party costs related to our expanded role in construction oversight.
Interest income. Interest income increased $2,168 primarily due to higher interest earned during the current period primarily as a result of higher interest rates and higher average cash balances invested compared to the prior period.
Unrealized gain (loss) on equity method investments accounted for under the fair value option. Unrealized gain (loss) on equity method investments accounted for under the fair value option represents the unrealized gain or loss on our investments in SEVN and TA common shares. For further information, see Note 3, Equity Method Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense of $4,432 is primarily attributable to higher taxable income for the current period compared to the same period in the prior fiscal year.

Six Months Ended March 31, 2023, Compared to the Six Months Ended March 31, 2022
The following table presents the changes in our operating results for the six months ended March 31, 2023 compared to the six months ended March 31, 2022:

	Six Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues:
Management services	$95,618	$93,048	$2,570	2.8%
Advisory services	2,230	2,255	(25)	(1.1)%
Total management and advisory services revenues	97,848	95,303	2,545	2.7%
Reimbursable compensation and benefits	29,206	27,903	1,303	4.7%
Reimbursable equity based compensation	5,521	2,965	2,556	86.2%
Other reimbursable expenses	326,584	253,051	73,533	29.1%
Total reimbursable costs	361,311	283,919	77,392	27.3%
Total revenues	459,159	379,222	79,937	21.1%
Expenses:
Compensation and benefits	67,800	63,501	4,299	6.8%
Equity based compensation	6,619	4,207	2,412	57.3%
Separation costs	938	217	721	n/m
Total compensation and benefits expense	75,357	67,925	7,432	10.9%
General and administrative	18,623	16,141	2,482	15.4%
Other reimbursable expenses	326,584	253,051	73,533	29.1%
Depreciation and amortization	540	478	62	13.0%
Total expenses	421,104	337,595	83,509	24.7%
Operating income	38,055	41,627	(3,572)	(8.6)%
Interest income	4,004	123	3,881	n/m
Unrealized gain (loss) on equity method investments accounted for under the fair value option	22,850	(3,364)	26,214	n/m
Income before income tax expense	64,909	38,386	26,523	69.1%
Income tax expense	(9,367)	(5,505)	(3,862)	(70.2)%
Net income	55,542	32,881	22,661	68.9%
Net income attributable to noncontrolling interest	(30,732)	(18,447)	(12,285)	(66.6)%
Net income attributable to The RMR Group Inc.	$24,810	$14,434	$10,376	71.9%
n/m - not meaningful
Management services revenue. Management services revenue increased $2,570 primarily due to (i) growth in base business management fees of $4,452 and property management fees of $2,070 earned from ILPT, primarily due to its acquisition of MNR in February 2022, (ii) increases in construction supervision fees earned from OPI, SVC and DHC aggregating $2,085 due to increased development activity, and (iii) an increase in management fees earned from TA of $918 primarily resulting from an increase in travel as pandemic restrictions eased. These increases were partially offset by a decline in base business management fees earned from DHC and SVC of $7,532 due to declines in the enterprise values of these respective clients during the current period.
Advisory services revenue. Advisory services revenue was relatively unchanged from the prior period.
Reimbursable compensation and benefits. Reimbursable compensation and benefits increased $1,303 primarily due to annual merit increases that were effective October 1, 2022.
Reimbursable equity based compensation. Reimbursable equity based compensation increased $2,556 primarily as a result of our clients’ annual employee share awards and increases in certain of our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Compensation and benefits. Compensation and benefits expense increased $4,299 primarily due to annual merit increases that were effective October 1, 2022.
Equity based compensation. Equity based compensation increased $2,412 primarily as a result of annual employee share awards and increases in certain of our clients’ respective share prices.
Separation costs. For further information about these costs, see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs increased $2,482 primarily due to strategic technology investments and costs incurred to reimburse a client for an administrative real estate tax matter.
Interest income. Interest income increased $3,881 primarily due to higher interest earned during the current period primarily as a result of higher interest rates and higher average cash balances invested compared to the prior period.
Unrealized gain (loss) on equity method investments accounted for under the fair value option. Unrealized gain (loss) on equity method investments accounted for under the fair value option represents the gain or loss on our investments in SEVN and TA common shares. For further information, see Note 3, Equity Method Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense of $3,862 is primarily attributable to higher taxable income for the current period compared to the same period in the prior fiscal year.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of March 31, 2023 and September 30, 2022, we had cash and cash equivalents of $197,979 and $189,088, respectively, of which $22,052 and $21,492, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2023 and September 30, 2022, $196,382 and $181,219, respectively, of our cash and cash equivalents were invested in money market bank accounts. We believe that our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, to fund our operations and enhance our technology infrastructure, in the next twelve months.
Our liquidity is highly dependent upon our receipt of fees from the businesses that we manage. Historically, we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC, our plan to make quarterly distributions on our Class A Common Shares and Class B-1 Common Shares and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividends to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of each month or, in the case of annual incentive business management fees earned from the Managed Equity REITs, if any, within 30 days following each calendar year end. Quarterly incentive fees earned from SEVN, if any, are payable generally within 30 days following the end of the applicable quarter. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts. Upon completion of the TA Merger, we expect to receive approximately $53,500 for the common shares we own of TA, plus a fee of approximately $45,000 from the termination of the management agreement with TA. Accordingly, we will no longer receive management services revenue from TA which totaled $15,926 for the fiscal year ended September 30, 2022.
During the six months ended March 31, 2023, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $22,883. On April 13, 2023, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of April 24, 2023 in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,648. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,118, of which $5,318 will be distributed to us based on our aggregate ownership of 16,619,544 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $11,448 and we expect to pay this dividend on or about May 18, 2023. See Note 7, Shareholders’ Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.

For the six months ended March 31, 2023, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $17,755, of which $9,371 was distributed to us and $8,384 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $9,371 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $8,384 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We expect to use a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement described in Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
Our changes in cash flows for the six months ended March 31, 2023 compared to the six months ended March 31, 2022 were as follows: (i) net cash from operating activities decreased $8,216 from $50,331 in the prior period to $42,115 in the current period; (ii) net cash used in investing activities increased $1,268 from $610 in the prior period to $1,878 in the current period; and (iii) net cash used in financing activities increased $3,530 from $27,816 in the prior period to $31,346 in the current period.
The decrease in net cash from operating activities for the six months ended March 31, 2023 compared to the prior period primarily reflects unfavorable changes in working capital. The increase in net cash used in investing activities for the six months ended March 31, 2023 compared to the prior period was primarily due to purchases of property and equipment largely associated with our strategic technology investments. Net cash used in financing activities for the six months ended March 31, 2023 increased from the prior period primarily due to higher tax distributions based on current estimates for taxable income in this fiscal year and increased distributions paid to shareholders of our Class A Common Shares and Class B-1 Common Shares in the current period.
As of March 31, 2023, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of March 31, 2023, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $25,583, of which we expect to pay $2,275 to ABP Trust during the fourth quarter of fiscal year 2023.
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

Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, as well as our clients. For further information about these and other such relationships and related person transactions, please see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2022 Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in our 2022 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•increases in or sustained high market interest rates may significantly reduce our revenues or impede our growth;
•our ability to expand our business depends upon the growth and performance of our clients and our ability to obtain or create new clients for our business and is often dependent upon circumstances beyond our control;
•the ability of our clients to operate their businesses profitably and to grow and increase their market capitalizations and total shareholder returns;
•our ability to maintain or increase the distributions we pay to our shareholders;
•changes to our operating leverage or client diversity;
•litigation risks;
•risks related to acquisitions, dispositions and other activities by or among our clients;
•conditions to the completion of the TA-BP and DHC-OPI merger transactions that may result in those transactions not being completed or being delayed;
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
•Our base business management fees earned from our Managed Equity REITs are calculated monthly based upon the lower of each REIT’s cost of its applicable assets and such REIT’s market capitalization. Our business management fees earned from AlerisLife, TA and Sonesta are calculated based upon certain revenues from each operator’s business. Accordingly, our future revenues, income and cash flows will decline if the business activities, assets or market capitalizations of our clients decline;
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
There are or will be additional important factors that could cause business outcomes or financial results to differ materially from those stated or implied in our forward-looking statements. For example, increasing interest rates, inflation and a possible recession, may reduce or limit any growth in the market value of our Managed Equity REITs or cause their rent receipts or construction activities to decline or cause the revenues of AlerisLife, TA or Sonesta to significantly decline and, as a result, our revenues and cash flows may be adversely impacted.
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
The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2023:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
January 1 - January 31, 2023	758	$28.38	N/A	N/A
March 1 - March 31, 2023	1,238	26.08	N/A	N/A
Total	1,996	$26.95	N/A	N/A
(1)These Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our Class A Common Shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant. (1)
3.2	Articles of Amendment, filed July 30, 2015. (1)
3.3	Articles of Amendment, filed September 11, 2015. (1)
3.4	Articles of Amendment, filed March 9, 2016. (2)
3.5	Articles of Amendment, filed November 14, 2022. (3)
3.6	Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017. (4)
4.1	Form of The RMR Group Inc. Share Certificate for Class A Common Stock. (5)
4.2	Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management and Research Trust). (1)
10.1	Letter Agreement, dated as of March 27, 2023, by and among The RMR Group LLC and Jonathan Pertchik (+) (Filed herewith.)
10.2	Second Amended and Restated Business Management Agreement, dated as of March 20, 2023, by and between The RMR Group LLC and ABP Trust. (Filed herewith.)
10.3
Letter Agreement, dated April 11, 2023, by and among The RMR Group LLC, Diversified Healthcare Trust and Office Properties Income Trust, regarding Second Amended and Restated Business Management Agreement and Third Amended and Restated Property Management Agreement between The RMR Group LLC and Diversified Healthcare Trust. (Filed herewith.)

10.4	Third Amended and Restated Property Management Agreement, dated as of April 11, 2023, by and between The RMR Group LLC and Office Properties Income Trust. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 14, 2022.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on September 15, 2017.
(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on November 2, 2015.
(+) Contract with management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: May 3, 2023