Form 10-Q
period 2023-06-30
RMR GROUP INC.
filed 2023-08-09
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 8, 2023, there were 15,612,179 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

June 30, 2023

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	June 30,	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$295,423	$189,088
Due from related parties	102,101	108,821
Prepaid and other current assets	6,486	5,372
Total current assets	404,010	303,281

Property and equipment, net	5,501	2,495
Due from related parties, net of current portion	6,632	14,557
Equity method investments accounted for under the fair value option	17,525	49,114
Goodwill and intangible assets, net of amortization	2,034	2,057
Operating lease right of use assets	29,272	28,894
Deferred tax asset	18,578	17,112
Other assets, net of amortization	117,833	124,895
Total assets	$601,385	$542,405

Liabilities and Equity
Current liabilities:
Reimbursable accounts payable and accrued expenses	$74,263	$80,221
Accounts payable and accrued expenses	40,316	16,745
Operating lease liabilities	5,056	4,693
Employer compensation liability	1,039	7,516
Total current liabilities	120,674	109,175

Operating lease liabilities, net of current portion	25,406	25,626
Amounts due pursuant to tax receivable agreement, net of current portion	23,308	23,308
Employer compensation liability, net of current portion	6,632	14,557
Total liabilities	176,020	172,666

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,950,000 and 31,600,000 shares authorized, respectively; 15,614,152 and 15,606,115 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	115,479	113,136
Retained earnings	405,400	355,949
Cumulative common distributions	(282,427)	(262,496)
Total shareholders’ equity	238,484	206,621
Noncontrolling interest	186,881	163,118
Total equity	425,365	369,739
Total liabilities and equity	$601,385	$542,405
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Management services	$45,872	$51,819	$141,490	$144,867
Termination and incentive business management fees	45,474	—	45,474	—
Advisory services	1,141	1,137	3,371	3,392
Total management and advisory services revenues	92,487	52,956	190,335	148,259
Reimbursable compensation and benefits	15,235	14,189	44,441	42,092
Reimbursable equity based compensation	1,622	(69)	7,143	2,896
Other reimbursable expenses	170,881	144,012	497,465	397,063
Total reimbursable costs	187,738	158,132	549,049	442,051
Total revenues	280,225	211,088	739,384	590,310
Expenses:
Compensation and benefits	34,239	32,170	102,039	95,671
Equity based compensation	2,100	512	8,719	4,719
Separation costs	1,064	400	2,002	617
Total compensation and benefits expense	37,403	33,082	112,760	101,007
General and administrative	9,575	8,323	28,198	24,464
Other reimbursable expenses	170,881	144,012	497,465	397,063
Transaction and acquisition related costs	1,196	—	1,196	—
Depreciation and amortization	281	253	821	731
Total expenses	219,336	185,670	640,440	523,265
Operating income	60,889	25,418	98,944	67,045
Interest income	2,833	279	6,837	402
Gain (loss) on equity method investments accounted for under the fair value option	663	(5,489)	23,513	(8,853)
Income before income tax expense	64,385	20,208	129,294	58,594
Income tax expense	(9,214)	(2,943)	(18,581)	(8,448)
Net income	55,171	17,265	110,713	50,146
Net income attributable to noncontrolling interest	(30,530)	(9,695)	(61,262)	(28,142)
Net income attributable to The RMR Group Inc.	$24,641	$7,570	$49,451	$22,004

Weighted average common shares outstanding - basic	16,435	16,343	16,416	16,332
Weighted average common shares outstanding - diluted	16,435	31,353	31,431	31,342

Net income attributable to The RMR Group Inc. per common share - basic	$1.48	$0.46	$2.98	$1.33
Net income attributable to The RMR Group Inc. per common share - diluted	$1.48	$0.46	$2.97	$1.33
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2022	$16	$1	$15	$113,136	$355,949	$(262,496)	$206,621	$163,118	$369,739
Share awards, net	—	—	—	594	—	—	594	—	594
Net income	—	—	—	—	6,337	—	6,337	7,903	14,240
Tax distributions to member	—	—	—	—	—	—	—	(3,839)	(3,839)
Common share distributions	—	—	—	—	—	(6,642)	(6,642)	(4,800)	(11,442)
Balance at December 31, 2022	16	1	15	113,730	362,286	(269,138)	206,910	162,382	369,292
Share awards, net	—	—	—	1,015	—	—	1,015	—	1,015
Net income	—	—	—	—	18,473	—	18,473	22,829	41,302
Tax distributions to member	—	—	—	—	—	—	—	(4,545)	(4,545)
Common share distributions	—	—	—	—	—	(6,641)	(6,641)	(4,800)	(11,441)
Balance at March 31, 2023	16	1	15	114,745	380,759	(275,779)	219,757	175,866	395,623
Share awards, net	—	—	—	734	—	—	734	—	734
Net income	—	—	—	—	24,641	—	24,641	30,530	55,171
Tax distributions to member	—	—	—	—	—	—	—	(14,715)	(14,715)
Common share distributions	—	—	—	—	—	(6,648)	(6,648)	(4,800)	(11,448)
Balance at June 30, 2023	$16	$1	$15	$115,479	$405,400	$(282,427)	$238,484	$186,881	$425,365
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

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$110,713	$50,146
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	821	731
Straight line office rent	(235)	(247)
Amortization expense related to other assets	7,062	7,062
Deferred income taxes	(1,466)	(132)
Operating expenses paid in The RMR Group Inc. common shares	2,522	2,518
Distributions from equity method investments	1,623	415
(Gain) loss on equity method investments accounted for under the fair value option	(23,513)	8,853
Changes in assets and liabilities:
Due from related parties	243	(8,550)
Prepaid and other current assets	(1,114)	18
Reimbursable accounts payable and accrued expenses	(5,958)	12,205
Accounts payable and accrued expenses	22,994	16,837
Net cash from operating activities	113,692	89,856

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,227)	(915)
Equity method investment in Seven Hills Realty Trust	—	(9,469)
Proceeds from sale of TravelCenters of America Inc. common shares	53,479	—
Net cash provided by (used in) investing activities	50,252	(10,384)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(37,499)	(24,210)
Distributions to common shareholders	(19,931)	(19,130)
Repurchase of common shares	(179)	(31)
Net cash used in financing activities	(57,609)	(43,371)

Increase in cash and cash equivalents	106,335	36,101
Cash and cash equivalents at beginning of period	189,088	159,835
Cash and cash equivalents at end of period	$295,423	$195,936

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$16,978	$7,392
Recognition of right of use assets and related lease liabilities	$4,119	$783
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
As of June 30, 2023, RMR Inc. owned 15,614,152 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.6% of the economic interest of RMR LLC as of June 30, 2023. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.4% of the economic interest of RMR LLC as of June 30, 2023, which is presented as a noncontrolling interest within the condensed consolidated financial statements. Adam D. Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC was founded in 1986 to manage public investments in real estate and, as of June 30, 2023, managed a diverse portfolio of real estate and real estate related businesses. RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and wellness centers; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns office properties primarily leased to single tenants and those with high quality credit characteristics, including the government; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs. On April 11, 2023, OPI and DHC entered into an agreement to merge, pursuant to which DHC will be merged with and into OPI, with OPI continuing as the surviving entity in the merger. RMR LLC will continue to manage the surviving entity following the merger. For additional information, see Note 6, Related Person Transactions.
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
RMR LLC also provided management services to TravelCenters of America Inc., or TA, until it was acquired by BP Products North America Inc., or BP, on May 15, 2023. TA is a real estate operating company that operates and franchises travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. The Managed Equity REITs, SEVN, and until May 15, 2023, TA, are collectively referred to as the Perpetual Capital clients.
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
We earned aggregate base business management fees from the Managed Equity REITs of $21,037 and $25,446 for the three months ended June 30, 2023 and 2022, respectively, and $63,894 and $73,085 for the nine months ended June 30, 2023 and 2022, respectively.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Other Management Agreements
We earn management fees by providing continuous services pursuant to the management agreements with AlerisLife, Sonesta and until May 15, 2023, TA, equal to 0.6% of: (i) in the case of AlerisLife, AlerisLife’s revenues from all sources reportable under GAAP, less any revenues reportable by AlerisLife with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP; and (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues. These management fees are estimated and payable in cash monthly in advance.
We also earn management fees from certain Private Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable in cash monthly in arrears.
We earned aggregate base business management fees from TA and the Private Capital clients of $9,134 and $11,107 for the three months ended June 30, 2023 and 2022, respectively, and $29,874 and $28,296 for the nine months ended June 30, 2023 and 2022, respectively. In addition, in connection with BP’s acquisition of TA on May 15, 2023, TA terminated its business management agreement with us and paid us the applicable termination fee of $45,282.
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
For the three months ended June 30, 2023 and 2022, we earned aggregate property management fees of $15,649 and $15,220, respectively, including construction supervision fees of $4,418 and $4,596, respectively. For the nine months ended June 30, 2023 and 2022, we earned aggregate property management fees of $47,670 and $43,387, respectively, including construction supervision fees of $14,120 and $11,623, respectively.
Management Agreements with Advisory Clients
Tremont is primarily compensated pursuant to its management agreement with SEVN at an annual rate of 1.5% of equity, as defined in the applicable agreement. We earned advisory services revenue of $1,141 and $1,137 for the three months ended June 30, 2023 and 2022, respectively, and $3,371 and $3,392 for the nine months ended June 30, 2023 and 2022, respectively.
Tremont may also earn an incentive fee under its management agreement with SEVN equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont earned incentive fees from SEVN of $192 for the three and nine months ended June 30, 2023. Tremont did not earn incentive fees from SEVN for the three or nine months ended June 30, 2022.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it brokers. The Tremont business earned fees for such brokerage services of $52 and $46 for the three months ended June 30, 2023 and 2022, respectively, and $52 and $99 for the nine months ended June 30, 2023 and 2022, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.
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
Note 3. Equity Method Investments
Seven Hills Realty Trust
As of June 30, 2023, Tremont owned 1,708,058, or approximately 11.6%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our equity method investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN at June 30, 2023 and September 30, 2022, based on quoted market prices, was $17,525 and $15,577, respectively. The unrealized gain (loss) in our condensed consolidated statements of income related to our investment in SEVN was $974 and $(209) for the three months ended June 30, 2023 and 2022, respectively, and $3,571 and $675 for the nine months ended June 30, 2023 and 2022, respectively. We received distributions from SEVN of $598 and $207 for the three months ended June 30, 2023 and 2022, respectively, and $1,623 and $415 for the nine months ended June 30, 2023 and 2022, respectively.
TravelCenters of America Inc.
We previously owned 621,853, or approximately 4.1%, of TA’s outstanding common shares, that had a cost of $13,701 and were accounted for using the equity method of accounting under the fair value option. As discussed in Note 6, Related Person Transactions, BP acquired TA on May 15, 2023 for $86.00 per share in cash. In connection with that acquisition, we received $53,479 for the TA common shares we owned and realized a gain of $39,778. We previously accounted for our investment in TA using the equity method of accounting because we were deemed to exert significant influence, but not control, over TA’s most significant activities. Under the fair value option, we determined fair value using the closing price of TA’s common shares as of the end of the period, which was a Level 1 fair value input, and recorded changes in fair value in earnings in our condensed consolidated statements of income. Net gains and losses recorded in our condensed consolidated statements of income related to our investment in TA was $(311) and $5,280 for the three months ended June 30, 2023 and 2022, respectively, and $19,942 and $(9,528) for the nine months ended June 30, 2023 and 2022, respectively.
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
For the three months ended June 30, 2023 and 2022, we recognized estimated income tax expense of $9,214 and $2,943, respectively, which includes $6,751 and $2,162, respectively, of U.S. federal income tax and $2,463 and $781, respectively, of state income taxes. For the nine months ended June 30, 2023 and 2022, we recognized estimated income tax expense of $18,581 and $8,448, respectively, which includes $13,614 and $6,205, respectively, of U.S. federal income tax and $4,967 and $2,243, respectively, of state income taxes.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.1%	3.1%	3.0%	3.1%
Permanent items	0.2%	0.6%	0.3%	0.4%
Net income attributable to noncontrolling interest	(10.0)%	(10.1)%	(9.9)%	(10.1)%
Total	14.3%	14.6%	14.4%	14.4%
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of June 30, 2023 and 2022, we had no uncertain tax positions.
Note 5. Fair Value of Financial Instruments
As of June 30, 2023 and September 30, 2022, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
The following table presents our assets and liabilities that have been measured at fair value using Level 1 inputs in the fair value hierarchy as of June 30, 2023 and September 30, 2022:

	June 30,	September 30,
	2023	2022
Current portion of due from related parties related to share based payment awards	$1,039	$7,516
Long term portion of due from related parties related to share based payment awards	6,632	14,557
Equity method investment in SEVN	17,525	15,577
Equity method investment in TA	—	33,537
Current portion of employer compensation liability related to share based payment awards	1,039	7,516
Long term portion of employer compensation liability related to share based payment awards	6,632	14,557
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
Mr. Portnoy is the chair of the board and a managing trustee of each of the Perpetual Capital clients, the controlling shareholder and a director of Sonesta (and its parent) and was the chair of the board and a managing director of AlerisLife until March 20, 2023 when AlerisLife was acquired by ABP Trust. Since March 20, 2023, Mr. Portnoy is the sole director of AlerisLife. Mr. Portnoy was the chair of the board and a managing director of TA until May 15, 2023 when TA was acquired

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
by BP. Ms. Clark is a managing trustee of OPI and a director of Sonesta (and its parent), and she previously served as a managing director of AlerisLife until March 20, 2023. Ms. Clark also serves as the secretary of all the Perpetual Capital clients, Sonesta and AlerisLife.
As of June 30, 2023, Adam D. Portnoy beneficially owned 13.5% of SEVN’s outstanding common shares (including through Tremont and ABP Trust) and 9.8% of DHC’s outstanding common shares (including through ABP Trust). In addition, Mr. Portnoy beneficially owns shares of ILPT, OPI, SVC, and prior to May 15, 2023, TA, comprising less than 5.0% of the outstanding shares of each of those respective companies.
The Managed Equity REITs and SEVN have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. The officers of the Managed Equity REITs and ABP Trust are officers or employees of RMR LLC. All the officers, overhead and required office space of SEVN are provided or arranged by Tremont. SEVN’s officers are officers or employees of Tremont or RMR LLC. Some of the executive officers of TA (prior to May 15, 2023), AlerisLife and Sonesta are officers or employees of RMR LLC. Our executive officers are also managing trustees of certain of the Perpetual Capital clients.
Additional information about our related person transactions appears in Note 7, Shareholders’ Equity, below and in our 2022 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended June 30, 2023 and 2022, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$5,655	$37,352	$43,007	$7,208	$41,318	$48,526
ILPT	9,113	10,664	19,777	9,803	8,126	17,929
OPI	9,363	89,220	98,583	10,640	80,083	90,723
SVC	10,308	34,643	44,951	10,721	10,412	21,133
Total Managed Equity REITs	34,439	171,879	206,318	38,372	139,939	178,311
SEVN	1,333	1,193	2,526	1,137	1,006	2,143
TA (1)	47,238	—	47,238	4,441	527	4,968
	83,010	173,072	256,082	43,950	141,472	185,422

Private Capital:
AlerisLife (2)	1,381	—	1,381	1,239	99	1,338
Sonesta	2,796	—	2,796	2,491	46	2,537
Other private entities	5,248	14,666	19,914	5,230	16,515	21,745
	9,425	14,666	24,091	8,960	16,660	25,620

Total revenues from related parties	92,435	187,738	280,173	52,910	158,132	211,042
Revenues from unrelated parties	52	—	52	46	—	46
Total revenues	$92,487	$187,738	$280,225	$52,956	$158,132	$211,088
(1)On May 15, 2023, BP acquired TA and TA terminated its management agreement with us. In connection with the termination of TA’s management agreement, we received the applicable termination fee of $45,282. For further information, please see “TA Merger” below.
(2)On March 20, 2023, AlerisLife merged with and into a subsidiary of ABP Trust and ceased to be a public company. As a result, the revenues earned with respect to AlerisLife are characterized as Private Capital for all periods presented. For further information about this transaction, please see “ABP Trust’s Acquisition of AlerisLife” below.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the nine months ended June 30, 2023 and 2022, we recognized revenues from related parties as set forth in the following table:

	Nine Months Ended June 30, 2023			Nine Months Ended June 30, 2022
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital: (1)
DHC	$17,593	$117,821	$135,414	$23,737	$109,241	$132,978
ILPT	27,377	30,615	57,992	21,545	20,387	41,932
OPI	29,448	268,204	297,652	31,722	221,249	252,971
SVC	30,046	75,468	105,514	34,113	43,641	77,754
Total Managed Equity REITs	104,464	492,108	596,572	111,117	394,518	505,635
SEVN	3,563	3,516	7,079	3,392	4,563	7,955
TA (2)	55,214	3,476	58,690	11,499	1,235	12,734
	163,241	499,100	662,341	126,008	400,316	526,324
Private Capital: (1)
AlerisLife (3)	4,014	97	4,111	3,610	245	3,855
Sonesta	6,954	544	7,498	6,092	84	6,176
Other private entities	16,074	49,308	65,382	12,450	41,406	53,856
	27,042	49,949	76,991	22,152	41,735	63,887

Total revenues from related parties	190,283	549,049	739,332	148,160	442,051	590,211
Revenues from unrelated parties	52	—	52	99	—	99
Total revenues	$190,335	$549,049	$739,384	$148,259	$442,051	$590,310
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
(2)On May 15, 2023, BP acquired TA and TA terminated its management agreement with us. In connection with the termination of TA’s management agreement, we received the applicable termination fee of $45,282. For further information, please see “TA Merger” below.
(3)On March 20, 2023, AlerisLife merged with and into a subsidiary of ABP Trust and ceased to be a public company. As a result, the revenues earned with respect to AlerisLife are characterized as Private Capital for all periods presented. For further information about this transaction, please see “ABP Trust’s Acquisition of AlerisLife” below.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties
The following table presents amounts due from related parties as of the dates indicated:

	June 30, 2023			September 30, 2022
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$4,692	$15,525	$20,217	$8,098	$14,148	$22,246
ILPT	3,928	7,739	11,667	3,235	13,717	16,952
OPI	6,125	45,206	51,331	335	47,943	48,278
SVC	4,640	6,096	10,736	5,627	5,357	10,984
Total Managed Equity REITs	19,385	74,566	93,951	17,295	81,165	98,460
SEVN	3,115	1,433	4,548	1,768	1,262	3,030
TA (1)	—	—	—	124	11,635	11,759
	22,500	75,999	98,499	19,187	94,062	113,249
Private Capital:
AlerisLife (2)	68	—	68	112	492	604
Sonesta	65	—	65	127	290	417
Other private entities	4,166	5,935	10,101	1,658	7,450	9,108
	4,299	5,935	10,234	1,897	8,232	10,129
	$26,799	$81,934	$108,733	$21,084	$102,294	$123,378
(1)On May 15, 2023, BP acquired TA and TA terminated its management agreement with us. For further information about this transaction, please see “TA Merger” below.
(2)On March 20, 2023, AlerisLife merged with and into a subsidiary of ABP Trust and ceased to be a public company. As a result, the amounts due from related parties with respect to AlerisLife are characterized as Private Capital for all periods presented. For further information about this transaction, please see “ABP Trust’s Acquisition of AlerisLife” below.
Leases
As of June 30, 2023, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,221 and $1,470 for the three months ended June 30, 2023 and 2022, respectively, and $4,052 and $4,444 for the nine months ended June 30, 2023 and 2022, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us as a result of the tax receivable agreement. As of June 30, 2023, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $25,583, including $2,275 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2023.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, subject to future adjustment based on actual results. For the nine months ended June 30, 2023 and 2022, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $48,857 and $21,969, respectively, of which $25,758 and $11,559, respectively, was distributed to us and $23,099 and $10,410, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
its noncontrolling interest. We use funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
Purchase of SEVN Shares
On May 11, 2022, Tremont Realty Capital purchased 882,407 SEVN common shares of beneficial interest from Diane Portnoy, the mother of Adam D. Portnoy, for an aggregate purchase price of $9,469. As of June 30, 2023, Tremont owned 1,708,058 SEVN common shares, and Mr. Portnoy beneficially owned 13.5% of SEVN’s outstanding common shares of beneficial interest (including through Tremont and ABP Trust).
ABP Trust’s Acquisition of AlerisLife
On March 20, 2023, ABP Trust acquired AlerisLife. In connection with that acquisition, AlerisLife terminated its management agreement with RMR LLC and RMR LLC waived its right to receive payment of the termination fee that would have otherwise resulted due to the acquisition. In consideration of this waiver, RMR LLC and ABP Trust amended and restated their management agreement to provide that (i) RMR LLC will also provide services to AlerisLife at ABP Trust’s request, (ii) ABP Trust will pay to RMR LLC management fees with respect to AlerisLife, which fees are calculated based upon AlerisLife’s revenues in the same manner as such fees would have been calculated under AlerisLife’s terminated management agreement with RMR LLC, and (iii) AlerisLife’s properties will not be subject to ABP Trust’s property management agreement with RMR LLC.
TA Merger
On May 15, 2023, BP acquired TA in a merger transaction for $86.00 per TA common share in cash, or the TA Merger. RMR LLC received $53,479 for its TA common shares pursuant to that acquisition. In connection with that acquisition, RMR LLC, which owned an aggregate amount of 4.1% of TA’s outstanding common shares, entered into a voting agreement with BP pursuant to which RMR LLC agreed to vote all of its TA common shares to approve the transaction. Upon consummation of the acquisition, TA terminated its business management agreement with us and in accordance with its terms paid us the applicable termination fee of $45,282.
OPI’s Merger Agreement with DHC
On April 11, 2023, DHC and OPI entered into an Agreement and Plan of Merger, or the DHC-OPI Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, DHC will be merged with and into OPI, with OPI continuing as the surviving entity in the merger, or the DHC-OPI Merger. The DHC-OPI Merger is expected to close during the third quarter of calendar 2023. Contemporaneously with the execution of the DHC-OPI Merger Agreement, we, DHC and OPI entered into a letter agreement, or the RMR Letter Agreement, pursuant to which, on the terms and subject to conditions contained therein, we and DHC have acknowledged and agreed that, effective upon consummation of the DHC-OPI Merger, DHC shall have terminated its business and property management agreements with us for convenience, and we shall have waived our right to receive payment of the termination fee pursuant to each such agreement upon such termination. We will continue to manage the surviving entity following the DHC-OPI Merger. Contemporaneously with the execution of the DHC-OPI Merger Agreement, RMR LLC and OPI entered into a Third Amended and Restated Property Management Agreement, or the Amended Property Management Agreement. The effectiveness of the Amended Property Management Agreement is conditioned upon and will be concurrent with the consummation of the DHC-OPI Merger. Pursuant to the Amended Property Management Agreement, at the effective time of the DHC-OPI Merger, properties then owned by DHC that are subject to its existing property management agreement with RMR LLC, including its medical office and life science properties, will become subject to the terms and conditions of the Amended Property Management Agreement. Also pursuant to the Amended Property Management Agreement, we will be entitled to a renovation and repositioning fee equal to 3% of the cost of any major capital projects and repositionings at senior living communities owned by DHC that the surviving entity may request us to oversee from time to time, consistent with DHC’s existing property management agreement. The terms of the Amended Property Management Agreement are otherwise consistent with the terms of RMR LLC’s existing property management agreement with OPI.
Separation Arrangements
We entered into retirement agreements with certain of our former executive officers. Pursuant to these agreements, we made various cash payments and accelerated the vesting of unvested shares of RMR Inc. previously awarded to these retiring officers. We also enter into separation arrangements from time to time with executive and nonexecutive officers and employees

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
of ours. All costs associated with separation arrangements, for which there remain no substantive performance obligations, are recorded in our condensed consolidated statements of income as separation costs.
RMR LLC entered into a letter agreement, or the Separation Agreement, dated March 27, 2023, with Jonathan M. Pertchik, a former Executive Vice President of RMR LLC. Mr. Pertchik also served as chief executive officer and was a managing director of TA. Mr. Pertchik resigned as our Executive Vice President, effective 11:59 p.m. on May 14, 2023, the date prior to the closing of the TA Merger, or the Separation Date. Pursuant to the Separation Agreement, RMR LLC paid Mr. Pertchik $211 following the TA Merger and our Compensation Committee approved the acceleration of vesting of Mr. Pertchik’s unvested shares of RMR Inc., effective as of the Separation Date. The Separation Agreement contains other customary terms and conditions, including confidentiality, non-solicitation, and other covenants and a waiver and release.
For the three months ended June 30, 2023 and 2022, we recognized separation costs of $1,064 and $400, respectively, including cash separation costs of $708 and $252, respectively, and equity based separation costs of $356 and $148, respectively. For the nine months ended June 30, 2023 and 2022, we recognized separation costs of $2,002 and $617, respectively, including cash separation costs of $1,520 and $469, respectively, and equity based separation costs of $482 and $148, respectively.
SEVN Property Management Agreement
We entered into a new property management agreement with SEVN in July 2023 with respect to an office property SEVN owns. Pursuant to this agreement, we will provide property management services and SEVN will pay us fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, SEVN will pay us additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or SEVN may terminate this agreement upon 30 days’ prior notice. No termination fee would be payable as a result of terminating the agreement.
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
On March 29, 2023, we awarded 3,000 of our Class A Common Shares, valued at $25.80 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Directors as part of his or her annual compensation for serving as a Director. For the nine months ended June 30, 2023, we recorded general and administrative expense of $464 for these awards.
Equity based compensation expense related to shares awarded to certain officers and employees was $478 and $581 for the three months ended June 30, 2023 and 2022, respectively, and $1,576 and $1,823 for the nine months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had 170,420 unvested shares outstanding which are scheduled to vest as follows: 62,160 shares in 2023, 49,920 shares in 2024, 36,740 shares in 2025 and 21,600 in 2026.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations for those eligible to do so. The repurchase price is based on the closing price of our Class A Common Shares on Nasdaq on the date of repurchase. The aggregate value of 7,383 Class A Common Shares repurchased during the nine months ended June 30, 2023 was $179, which is recorded as a decrease to additional paid in capital within shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Distributions
During the nine months ended June 30, 2023 and 2022, we declared and paid dividends on our Class A Common Shares and Class B-1 common stock, or Class B-1 Common Shares, as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Nine Months Ended June 30, 2023
10/13/2022	10/24/2022	11/17/2022	$0.40	$6,642
1/12/2023	1/23/2023	2/16/2023	0.40	6,641
4/13/2023	4/24/2023	5/18/2023	0.40	6,648
			$1.20	$19,931
Nine Months Ended June 30, 2022
10/14/2021	10/25/2021	11/18/2021	$0.38	$6,264
1/13/2022	1/24/2022	2/17/2022	0.38	6,265
4/14/2022	4/25/2022	5/19/2022	0.40	6,601
			$1.16	$19,130
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Nine Months Ended June 30, 2023
10/13/2022	10/24/2022	11/17/2022	$0.32	$10,114	$5,314	$4,800
1/12/2023	1/23/2023	2/16/2023	0.32	10,113	5,313	4,800
4/13/2023	4/24/2023	5/18/2023	0.32	10,118	5,318	4,800
			$0.96	$30,345	$15,945	$14,400
Nine Months Ended June 30, 2022
10/14/2021	10/25/2021	11/18/2021	$0.30	$9,446	$4,946	$4,500
1/13/2022	1/24/2022	2/17/2022	0.30	9,446	4,946	4,500
4/14/2022	4/25/2022	5/19/2022	0.32	10,080	5,280	4,800
			$0.92	$28,972	$15,172	$13,800
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On July 13, 2023, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of July 24, 2023, in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,645. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,116, of which $5,316 will be distributed to us based on our aggregate ownership of 16,613,279 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about August 17, 2023.
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
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, that the assumed redemption would have on earnings per share, we considered that net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three months ended June 30, 2022 and the nine months ended June 30, 2023 and 2022, the assumed redemption is dilutive to earnings per share. For the three months ended June 30, 2023, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.
The calculation of basic and diluted earnings per share for the three and nine months ended June 30, 2023 and 2022, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerators:
Net income attributable to The RMR Group Inc.	$24,641	$7,570	$49,451	$22,004
Less: income attributable to unvested participating securities	(273)	(72)	(580)	(213)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	24,368	7,498	48,871	21,791
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	—	72	580	213
Add back: net income attributable to noncontrolling interest	—	9,695	61,262	28,142
Add back: income tax expense	—	2,943	18,581	8,448
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	—	(5,851)	(35,932)	(16,833)
Net income used in calculating diluted EPS	$24,368	$14,357	$93,362	$41,761

Denominators:
Common shares outstanding	16,614	16,501	16,614	16,501
Less: unvested participating securities and incremental impact of weighted average	(179)	(158)	(198)	(169)
Weighted average common shares outstanding - basic	16,435	16,343	16,416	16,332
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	—	15,000	15,000	15,000
Add: incremental unvested shares	—	10	15	10
Weighted average common shares outstanding - diluted	16,435	31,353	31,431	31,342

Net income attributable to The RMR Group Inc. per common share - basic	$1.48	$0.46	$2.98	$1.33
Net income attributable to The RMR Group Inc. per common share - diluted	$1.48	$0.46	$2.97	$1.33
(1)Income tax expense assumes the hypothetical conversion of the noncontrolling interest, which results in estimated tax rates of 29.0% for the three months ended June 30, 2022, and 27.8% and 28.7% for the nine months ended June 30, 2023 and 2022, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 9. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three and nine months ended June 30, 2023 and 2022, is calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Income before income tax expense	$64,385	$20,208	$129,294	$58,594
RMR Inc. franchise tax expense and interest income	(110)	149	(255)	485
Net income before noncontrolling interest	64,275	20,357	129,039	59,079
Net income attributable to noncontrolling interest	(30,530)	(9,695)	(61,262)	(28,142)
Net income attributable to RMR Inc. before income tax expense	33,745	10,662	67,777	30,937
Income tax expense attributable to RMR Inc.	(9,214)	(2,943)	(18,581)	(8,448)
RMR Inc. franchise tax expense and interest income	110	(149)	255	(485)
Net income attributable to RMR Inc.	$24,641	$7,570	$49,451	$22,004
Note 10. Subsequent Events
On July 29, 2023, RMR LLC entered into an equity purchase agreement, or the Purchase Agreement, with MPC Partnership Holdings LLC, a Georgia limited liability company, or MPC. MPC, which does business as CARROLL, is a vertically-integrated platform focused on investing in multifamily properties in the Sun Belt region of the United States.
Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, RMR LLC will acquire all of the issued and outstanding equity interests of MPC for $80,000 in cash, subject to customary adjustments for cash, debt, transaction expenses, working capital, and property management revenue at closing, plus up to an additional $20,000 of contingent consideration subject to the deployment of capital remaining in investment funds managed by MPC prior to the end of such fund’s investment period.
Consummation of the acquisition is subject to customary conditions, including, among others, (i) MPC obtaining all required consents with respect to managed funds, joint-venture investors and applicable lenders with respect to its managed properties, (ii) MPC’s revenues from its property management agreements at the time the acquisition is consummated being not less than 85% of an agreed upon baseline property management revenue and (iii) the absence of any Material Adverse Effect (as defined in the Purchase Agreement).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2022 Annual Report.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses. As of June 30, 2023, RMR LLC managed over 2,000 properties in 46 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed Equity REITs, our private capital clients and SEVN so as to maintain, grow and increase the value of their businesses, to assist AlerisLife and Sonesta to grow their businesses and operate profitably, and to successfully expand our business through the execution of new business ventures and additional investments. Our business and the businesses of our clients generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net population migration across different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends.
Beyond general real estate industry trends, we also take into account general economic factors impacting our clients. More specifically, in the U.S., the Federal Reserve has increased the federal funds rate several times since the beginning of calendar 2022 in an attempt to slow inflation, contributing to macroeconomic uncertainty and market volatility in the U.S. and in the commercial real estate markets. Increased borrowing costs and concerns of a possible or pending economic recession have resulted in an overall decline in commercial real estate transactions. Additionally, concerns about the capital adequacy and liquidity of the banking sector caused by the bank failures in 2023, may result in decreased lending activity from traditional sources such as banks and life insurance companies and may negatively impact the businesses of our clients and our clients' tenants. Rising or sustained high interest rates also adversely impact our clients with floating rate debt, which they, in some instances, attempt to address with interest rate caps and other strategic actions to reduce leverage. Further, while the Federal Reserve is looking to slow inflation, its efforts may not be successful or fully achieve targeted results and they may take longer to achieve. The impact of rising costs, both for goods and human capital, are impacting us and our clients and we and our clients are continuing to implement mitigation strategies to minimize the impact of increased costs on our and our clients’ earnings, where possible.
When providing services to our clients, we consider industry and general economic factors and attempt to take advantage of opportunities when they arise. For example: (i) since March 2020, ILPT and DHC have completed several joint venture transactions with institutional investors and subsequently grown some of those ventures by acquiring additional properties; (ii) SVC transitioned over 200 hotels from other hotel operators to Sonesta, which on March 17, 2021, completed its acquisition of RLH Corporation, establishing it as one of the largest hotel companies in the U.S. and expanding its franchising capabilities; and (iii) on February 25, 2022, ILPT completed its acquisition of 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties as a result of its acquisition of Monmouth Real Estate Investment Corporation, or MNR, in an all-cash transaction valued at approximately $4.0 billion. More recently, (i) on March 20, 2023, a subsidiary of ABP Trust completed its acquisition of AlerisLife; (ii) on April 11, 2023, OPI and DHC entered into an agreement to merge in an all-share transaction, to create a diversified REIT with a broad portfolio, defensive tenant base and strong growth potential; and (iii) on May 15, 2023, BP acquired all of the outstanding shares of TA common stock for $86.00 per share in cash, representing a total equity value of approximately $1.3 billion. In addition, we balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and increased operating costs. We also look to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the Managed Equity REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers, which are separately managed by AlerisLife, Sonesta or a third party. Also under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs based on a percentage of the cost of such construction. For further information regarding the fees we earn, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of June 30, 2023 and 2022, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		June 30,
REIT	Primary Strategy	2023	2022
DHC	Medical office and life science properties, senior living communities and wellness centers	$3,353,922	$3,541,918
ILPT	Industrial and logistics properties	4,551,558	5,372,641
OPI	Office properties primarily leased to single tenants, including the government	2,934,248	3,481,695
SVC	Hotels and net lease service and necessity-based retail properties	7,247,604	7,363,672
		$18,087,332	$19,759,926
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
The basis on which our base business management fees are calculated for the three and nine months ended June 30, 2023 and 2022 may differ from the basis at the end of the periods presented in the table above. As of June 30, 2023, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of June 30, 2023, were $7,524,910, $5,706,718, $5,980,075 and $11,230,781, respectively.

The fee revenues we earned from the Managed Equity REITs for the three and nine months ended June 30, 2023 and 2022 are set forth in the following tables:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$3,467	$1,504	$684	$5,655	$4,659	$1,282	$1,267	$7,208
ILPT	5,744	3,132	237	9,113	7,031	2,404	368	9,803
OPI	3,363	3,572	2,428	9,363	4,270	3,894	2,476	10,640
SVC	8,463	936	909	10,308	9,486	1,013	222	10,721
	$21,037	$9,144	$4,258	$34,439	$25,446	$8,593	$4,333	$38,372

	Nine Months Ended June 30, 2023				Nine Months Ended June 30, 2022
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$10,546	$4,486	$2,561	$17,593	$15,491	$5,016	$3,230	$23,737
ILPT	17,437	9,395	545	27,377	14,272	6,761	512	21,545
OPI	10,722	10,513	8,213	29,448	13,331	12,100	6,291	31,722
SVC	25,189	2,871	1,986	30,046	29,991	3,024	1,098	34,113
	$63,894	$27,265	$13,305	$104,464	$73,085	$26,901	$11,131	$111,117
Other Clients
We provide business management services to AlerisLife, Sonesta and until May 15, 2023, TA. AlerisLife operates senior living communities throughout the United States, many of which are owned by and managed for DHC. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of the U.S. hotels that Sonesta operates are owned by SVC. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. Generally, our fees earned from business management services to AlerisLife, Sonesta and until May 15, 2023, TA, are based on a percentage of certain revenues. In connection with BP’s acquisition of TA on May 15, 2023, TA terminated its business management agreement with us and in accordance with its terms paid us the applicable termination fee of $45,282.
In addition, we also provide management services to certain Private Capital clients that earn fees based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction supervision fees based on a percentage of the cost of construction activities.

Our management fee revenues from services to these clients for the three and nine months ended June 30, 2023 and 2022, are set forth in the following tables and exclude termination fee revenue earned from TA of $45,282 for the three and nine months ended June 30, 2023:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$1,381	$—	$—	$1,381	$1,239	$—	$—	$1,239
Sonesta	2,796	—	—	2,796	2,491	—	—	2,491
Other private entities	3,001	2,087	160	5,248	2,936	2,031	263	5,230
TA	1,956	—	—	1,956	4,441	—	—	4,441
	$9,134	$2,087	$160	$11,381	$11,107	$2,031	$263	$13,401

	Nine Months Ended June 30, 2023				Nine Months Ended June 30, 2022
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$4,014	$—	$—	$4,014	$3,610	$—	$—	$3,610
Sonesta	6,939	—	15	6,954	6,092	—	—	6,092
Other private entities	8,989	6,285	800	16,074	7,095	4,863	492	12,450
TA	9,932	—	—	9,932	11,499	—	—	11,499
	$29,874	$6,285	$815	$36,974	$28,296	$4,863	$492	$33,651
Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
Tremont earned advisory services revenue of $1,141 and $1,137 for the three months ended June 30, 2023 and 2022, respectively, and $3,371 and $3,392 for the nine months ended June 30, 2023 and 2022, respectively. Tremont also earned incentive fees from SEVN of $192 for the three and nine months ended June 30, 2023. Tremont did not earn incentive fees from SEVN for the three or nine months ended June 30, 2022.
The Tremont business acts as a transaction broker for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such brokerage services of $52 and $46 for the three months ended June 30, 2023 and 2022, respectively, and $52 and $99 for the nine months ended June 30, 2023 and 2022, respectively, which amounts are included in management services revenue in our condensed consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022
The following table presents the changes in our operating results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues:
Management services	$45,872	$51,819	$(5,947)	(11.5)%
Termination and incentive business management fees	45,474	—	45,474	n/m
Advisory services	1,141	1,137	4	0.4%
Total management and advisory services revenues	92,487	52,956	39,531	74.6%
Reimbursable compensation and benefits	15,235	14,189	1,046	7.4%
Reimbursable equity based compensation	1,622	(69)	1,691	n/m
Other reimbursable expenses	170,881	144,012	26,869	18.7%
Total reimbursable costs	187,738	158,132	29,606	18.7%
Total revenues	280,225	211,088	69,137	32.8%
Expenses:
Compensation and benefits	34,239	32,170	2,069	6.4%
Equity based compensation	2,100	512	1,588	n/m
Separation costs	1,064	400	664	166.0%
Total compensation and benefits expense	37,403	33,082	4,321	13.1%
General and administrative	9,575	8,323	1,252	15.0%
Other reimbursable expenses	170,881	144,012	26,869	18.7%
Transaction and acquisition related costs	1,196	—	1,196	n/m
Depreciation and amortization	281	253	28	11.1%
Total expenses	219,336	185,670	33,666	18.1%
Operating income	60,889	25,418	35,471	139.6%
Interest income	2,833	279	2,554	n/m
Gain (loss) on equity method investments accounted for under the fair value option	663	(5,489)	6,152	112.1%
Income before income tax expense	64,385	20,208	44,177	218.6%
Income tax expense	(9,214)	(2,943)	(6,271)	(213.1)%
Net income	55,171	17,265	37,906	219.6%
Net income attributable to noncontrolling interest	(30,530)	(9,695)	(20,835)	(214.9)%
Net income attributable to The RMR Group Inc.	$24,641	$7,570	$17,071	225.5%
n/m - not meaningful
Management services revenue. Management services revenue decreased $5,947 primarily due to (i) declines in management fees earned from TA of $2,485 as a result of the termination of its business management agreement with us on May 15, 2023, and (ii) declines in base business management fees earned from the Managed Equity REITs of $4,409 in aggregate, due to declines in the enterprise values of these clients during the 2023 fiscal period.
Termination and incentive business management fees revenue. Termination and incentive business management fees for the 2023 fiscal period include a termination fee of $45,282 received from TA and an incentive fee of $192 earned by Tremont from SEVN. For further information about these fees, see Note 2, Revenue Recognition, and Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Advisory services revenue. Advisory services revenue was relatively unchanged from the prior period.

Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits increased $1,046 primarily due to annual merit increases that were effective October 1, 2022.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue increased $1,691 primarily as a result of our clients’ annual employee share awards and increases in certain of our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $2,069 primarily due to annual merit increases that were effective October 1, 2022.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. Equity based compensation increased $1,588 primarily as a result of annual employee share awards and increases in certain of our clients’ respective share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $1,252 primarily due to strategic technology investments, increases in professional fees and increases in third party costs related to our expanded role in construction oversight.
Transaction and acquisition related costs. Transaction and acquisition related costs in the 2023 fiscal period represent costs associated with our evaluation of various strategic initiatives, including the CARROLL transaction.
Depreciation and amortization. Depreciation and amortization was relatively unchanged from the prior period.
Interest income. Interest income increased $2,554 primarily due to higher interest earned during the 2023 fiscal period primarily as a result of higher interest rates and higher average cash balances invested compared to the prior period.
Gain (loss) on equity method investments accounted for under the fair value option. Gain (loss) on equity method investments accounted for under the fair value option represents the unrealized and realized gains or losses on our investments in SEVN and TA common shares. For further information, see Note 3, Equity Method Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense of $6,271 is primarily attributable to higher taxable income for the 2023 fiscal period compared to the same period in the prior fiscal year.

Nine Months Ended June 30, 2023, Compared to the Nine Months Ended June 30, 2022
The following table presents the changes in our operating results for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022:

	Nine Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues:
Management services	$141,490	$144,867	$(3,377)	(2.3)%
Termination and incentive business management fees	45,474	—	45,474	n/m
Advisory services	3,371	3,392	(21)	(0.6)%
Total management and advisory services revenues	190,335	148,259	42,076	28.4%
Reimbursable compensation and benefits	44,441	42,092	2,349	5.6%
Reimbursable equity based compensation	7,143	2,896	4,247	146.7%
Other reimbursable expenses	497,465	397,063	100,402	25.3%
Total reimbursable costs	549,049	442,051	106,998	24.2%
Total revenues	739,384	590,310	149,074	25.3%
Expenses:
Compensation and benefits	102,039	95,671	6,368	6.7%
Equity based compensation	8,719	4,719	4,000	84.8%
Separation costs	2,002	617	1,385	n/m
Total compensation and benefits expense	112,760	101,007	11,753	11.6%
General and administrative	28,198	24,464	3,734	15.3%
Other reimbursable expenses	497,465	397,063	100,402	25.3%
Transaction and acquisition related costs	1,196	—	1,196	n/m
Depreciation and amortization	821	731	90	12.3%
Total expenses	640,440	523,265	117,175	22.4%
Operating income	98,944	67,045	31,899	47.6%
Interest income	6,837	402	6,435	n/m
Gain (loss) on equity method investments accounted for under the fair value option	23,513	(8,853)	32,366	n/m
Income before income tax expense	129,294	58,594	70,700	120.7%
Income tax expense	(18,581)	(8,448)	(10,133)	(119.9)%
Net income	110,713	50,146	60,567	120.8%
Net income attributable to noncontrolling interest	(61,262)	(28,142)	(33,120)	(117.7)%
Net income attributable to The RMR Group Inc.	$49,451	$22,004	$27,447	124.7%
n/m - not meaningful
Management services revenue. Management services revenue decreased $3,377 primarily due to (i) a decline in base business management fees earned from DHC, OPI and SVC of $12,356 in aggregate, due to declines in the enterprise values of these respective clients during the 2023 fiscal period, and (ii) declines in management fees earned from TA of $1,567 as a result of the termination of its business management agreement with us on May 15, 2023, partially offset by (i) growth in base business management fees of $3,165 and property management fees of $2,667 earned from ILPT, primarily due to its acquisition of MNR in February 2022, and (ii) increases in construction supervision fees across all of our clients aggregating $2,497 primarily due to increased development activity.
Termination and incentive business management fees revenue. Termination and incentive business management fees for the 2023 fiscal period include a termination fee of $45,282 received from TA and an incentive fee of $192 earned by Tremont from SEVN. For further information about these fees, see Note 2, Revenue Recognition, and Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Advisory services revenue. Advisory services revenue was relatively unchanged from the prior period.

Reimbursable compensation and benefits. Reimbursable compensation and benefits increased $2,349 primarily due to annual merit increases that were effective October 1, 2022.
Reimbursable equity based compensation. Reimbursable equity based compensation increased $4,247 primarily as a result of our clients’ annual employee share awards and increases in certain of our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits expense increased $6,368 primarily due to annual merit and benefit increases.
Equity based compensation. Equity based compensation increased $4,000 primarily as a result of annual employee share awards and increases in certain of our clients’ respective share prices.
Separation costs. For further information about these costs, see Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs increased $3,734 primarily due to strategic technology investments, costs incurred to reimburse a client for an administrative real estate tax matter and increases in third party costs related to our expanded role in construction oversight.
Transaction and acquisition related costs. Transaction and acquisition related costs in the 2023 fiscal period represent costs associated with our evaluation of various strategic initiatives, including the CARROLL transaction.
Depreciation and amortization. Depreciation and amortization was relatively unchanged from the prior period.
Interest income. Interest income increased $6,435 primarily due to higher interest earned during the 2023 fiscal period primarily as a result of higher interest rates and higher average cash balances invested compared to the prior period.
Gain (loss) on equity method investments accounted for under the fair value option. Gain (loss) on equity method investments accounted for under the fair value option represents the unrealized and realized gains or losses on our investments in SEVN and TA common shares. For further information, see Note 3, Equity Method Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense of $10,133 is primarily attributable to higher taxable income for the 2023 fiscal period compared to the same period in the prior fiscal year.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of June 30, 2023 and September 30, 2022, we had cash and cash equivalents of $295,423 and $189,088, respectively, of which $25,897 and $21,492, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2023 and September 30, 2022, $292,834 and $181,219, respectively, of our cash and cash equivalents were invested in money market bank accounts. We believe that our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, to fund our operations and enhance our technology infrastructure, in the next twelve months.
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

On July 29, 2023, RMR LLC entered into a definitive agreement to acquire 100% of the equity interest in CARROLL for $80,000, subject to customary purchase price adjustments, with the potential for incremental earnout consideration of up to $20,000 based on the deployment of future capital. The transaction is expected to be funded entirely with cash on hand. The closing of the acquisition is subject to customary closing conditions; accordingly, we cannot be sure that this acquisition will close on the contemplated terms or at all or it may be delayed.
During the nine months ended June 30, 2023, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $34,331. On July 13, 2023, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of July 24, 2023 in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,645. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,116, of which $5,316 will be distributed to us based on our aggregate ownership of 16,613,279 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $11,445 and we expect to pay this dividend on or about August 17, 2023. See Note 7, Shareholders’ Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
For the nine months ended June 30, 2023, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $48,857, of which $25,758 was distributed to us and $23,099 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $25,758 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $23,099 distributed to ABP Trust was recorded as a reduction of its noncontrolling interest. We expect to use a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement described in Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
The $23,836 increase in net cash from operating activities for the nine months ended June 30, 2023 compared to the prior period primarily reflects increases in net income, primarily due to increases in termination fees, offset by unfavorable changes in working capital. The $60,636 increase in net cash provided by investing activities for the nine months ended June 30, 2023 compared to the prior period was primarily due to the proceeds received from the sale of TA’s common shares in the 2023 fiscal period, offset by purchases of property and equipment largely associated with our strategic technology investments in the 2023 fiscal period and the purchase of SEVN common shares in the prior period. Net cash used in financing activities for the nine months ended June 30, 2023 increased $14,238 from the prior period primarily due to higher tax distributions based on current estimates for taxable income in this fiscal year and increased distributions paid to shareholders of our Class A Common Shares and Class B-1 Common Shares in the 2023 fiscal period.
As of June 30, 2023, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 6, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of June 30, 2023, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $25,583, of which we expect to pay $2,275 to ABP Trust during the fourth quarter of fiscal year 2023.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: the CARROLL acquisition; the DHC-OPI Merger and our expected management arrangements with the combined entity; economic and industry conditions; the impact and opportunities for our and our clients’ businesses from business cycles in the U.S. real estate industry as well as economic and industry conditions; our belief that it is possible to grow real estate based businesses in selected property types or geographic areas despite general national trends; and the sufficiency of our cash and cash equivalents to pursue a range of capital allocation strategies and fund our operations and enhance our technology infrastructure.

Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•The dependence of our revenues on a limited number of clients,
•The variability of our revenues,
•Risks related to supply chain constraints, commodity pricing and inflation, including inflation impacting wages and employee benefits,
•Changing market conditions, practices and trends, which may adversely impact our clients and the fees we receive from them,
•Potential terminations of the management agreements with our clients,
•Increases in or sustained high market interest rates, which may significantly reduce our revenues or impede our growth,
•Our dependence on the growth and performance of our clients,
•Our ability to obtain or create new clients for our business and other circumstances beyond our control,
•The ability of our clients to operate their businesses profitably, optimize their capital structures and to grow and increase their market capitalizations and total shareholder returns,
•Our ability to successfully provide management services to our clients,
•Our ability to maintain or increase the distributions we pay to our shareholders,
•Our ability to successfully pursue and execute capital allocation strategies,
•Our ability to prudently invest in our business to enhance our operations, services and competitive positioning,
•Our ability to complete the CARROLL transaction considering the various closing conditions, and our ability to successfully integrate the business if the transaction is completed,
•Changes to our operating leverage or client diversity,
•Litigation risks,
•Risks related to acquisitions, dispositions and other activities by or among our clients,
•Conditions to the completion of the OPI-DHC merger transaction that may result in that transaction not being completed or being delayed,
•Allegations, even if untrue, of any conflicts of interest arising from our management activities,
•Our ability to retain the services of our managing directors and other key personnel,
•Our and our clients’ risks associated with our and our clients' costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies, and
•Other matters.
These risks, uncertainties and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained in our filings with the SEC, including under the caption “Risk Factors” in our periodic reports, or incorporated therein, identifies important factors that could cause differences from the forward-looking statements in this Quarterly Report on Form 10-Q. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
You should not place undue reliance upon our forward-looking statements.
Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.
Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors from those we previously provided in our 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2023:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
May 1 - May 31, 2023	2,785	$21.46	N/A	N/A
June 1 - June 30, 2023	1,707	23.76	N/A	N/A
Total	4,492	$22.33	N/A	N/A
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

2.1
Equity Purchase Agreement, dated as of July 29, 2023, by and among The RMR Group LLC, MPC Partnership Holdings LLC, the Sellers set forth on the signature pages thereto, the Seller Owners set forth on the signature pages thereto, and James A. Rubright, solely in his capacity as the Seller Representative (Schedules to the Equity Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request). (7)

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
10.1
Letter Agreement, dated April 11, 2023, by and among The RMR Group LLC, Diversified Healthcare Trust and Office Properties Income Trust, regarding Second Amended and Restated Business Management Agreement and Third Amended and Restated Property Management Agreement between The RMR Group LLC and Diversified Healthcare Trust. (6)

10.2	Third Amended and Restated Property Management Agreement, dated as of April 11, 2023, by and between The RMR Group LLC and Office Properties Income Trust. (6)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Letter Agreement, dated as of May 1, 2023, between The RMR Group LLC and Service Properties Trust. (Filed herewith.)
99.2	Letter Agreement, dated as of May 25, 2023, between The RMR Group LLC and Office Properties Income Trust (Filed herewith.)
99.3	Property Management Agreement, dated as of July 8, 2023, between The RMR Group LLC and Floral Vale LLC, a subsidiary of Seven Hills Realty Trust. (Filed herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 11, 2016.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 14, 2022.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on September 15, 2017.
(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on November 2, 2015.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 3, 2023.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on July 31, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: August 9, 2023