Form 10-K
period 2023-09-30
RMR GROUP INC.
filed 2023-11-15
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
(Nasdaq Capital Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting shares of Class A common stock, $0.001 par value, of the registrant held by non-affiliates was approximately $399.6 million based on the $26.24 closing price per common share on The Nasdaq Stock Market LLC, on March 31, 2023. For purposes of this calculation, an aggregate of 391,754 shares of Class A common stock, held directly by, or by affiliates of, the directors and executive officers of the registrant have been included in the number of common shares held by affiliates.
As of November 9, 2023, there were 15,711,047 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2024 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These statements include, among others, statements about: our business strategy; the CARROLL Acquisition, as defined below; economic and industry conditions; the impact and opportunities for our and our clients’ businesses from business cycles in the U.S. real estate industry as well as economic and industry conditions; our belief that it is possible to grow real estate based businesses in selected property types or geographic areas despite general national trends; our cash and cash equivalents, including their sufficiency to pursue a range of capital allocation strategies and fund our operations and enhance our technology infrastructure and risk exposure; and our sustainability practices.

Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to the following:

•The dependence of our revenues on a limited number of clients;
•The variability of our revenues;
•Risks related to supply chain constraints, commodity pricing and inflation, including inflation impacting wages and employee benefits;
•Changing market conditions, practices and trends, which may adversely impact our clients and the fees we receive from them;
•Potential terminations of the management agreements with our clients;
•Increases in or sustained high market interest rates, which may significantly reduce our revenues or impede our growth;
•Our dependence on the growth and performance of our clients;
•Our ability to obtain or create new clients for our business and other circumstances beyond our control;
•The ability of our clients to operate their businesses profitably, optimize their capital structures and to grow and increase their market capitalizations and total shareholder returns;
•Our ability to successfully provide management services to our clients;
•Our ability to maintain or increase the distributions we pay to our shareholders;
•Our ability to successfully pursue and execute capital allocation strategies;
•Our ability to prudently invest in our business to enhance our operations, services and competitive positioning;
•Our ability to complete the acquisition of MPC Partnership Holdings LLC, a Georgia limited liability company which does business as CARROLL, or the CARROLL Acquisition, and if completed, our ability to successfully integrate the CARROLL business and realize our expected returns on our investment;
•Changes to our operating leverage or client diversity;
•Litigation risks;
•Risks related to acquisitions, dispositions and other activities by or among our clients;
•Allegations, even if untrue, of any conflicts of interest arising from our management activities;
•Our ability to retain the services of our managing directors and other key personnel;
i

•Our and our clients’ risks associated with our and our clients’ costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies; and
•other risks described under “Risk Factors” beginning on page 12.
These risks, uncertainties and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, or SEC. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
You should not place undue reliance upon our forward-looking statements.
Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.
ii

THE RMR GROUP INC.
2023 FORM 10-K ANNUAL REPORT

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
As of September 30, 2023, RMR Inc. owned 15,712,007 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent approximately 52.7% of the economic interest of RMR LLC. A subsidiary of ABP Trust owns 15,000,000 redeemable Class A Units, representing approximately 47.3% of the economic interest of RMR LLC.
Adam D. Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interest of ABP Trust. As of September 30, 2023, Adam D. Portnoy beneficially owned (including through ABP Trust), in aggregate, (i) 200,502 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; and (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares.
Since its founding in 1986, RMR LLC has substantially grown assets under management and the number of real estate businesses it manages. As of September 30, 2023, we had $35.9 billion of assets under management.
We provide management services to four publicly traded equity real estate investment trusts, or REITs, whose securities are listed on The Nasdaq Stock Market LLC, or Nasdaq: Diversified Healthcare Trust, a Maryland REIT, including its subsidiaries, or DHC; Industrial Logistics Properties Trust, a Maryland REIT, including its subsidiaries, or ILPT; Office Properties Income Trust, a Maryland REIT, including its subsidiaries, or OPI; and Service Properties Trust, a Maryland REIT, including its subsidiaries, or SVC. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs.
As manager of the Managed Equity REITs, we are responsible for implementing investment strategies and managing day to day operations, subject to supervision and oversight by each Managed Equity REIT’s board of trustees. The Managed Equity REITs have no employees, and we provide the personnel and services necessary for each Managed Equity REIT to conduct its business. The Managed Equity REITs invest in diverse income producing properties across multiple real estate asset classes as follows:
•DHC (Nasdaq: DHC) owns medical office and life science properties, senior living communities and other healthcare related properties. As of September 30, 2023, DHC owned 376 properties located in 36 states and the District of Columbia.
•ILPT (Nasdaq: ILPT) owns and leases industrial and logistics properties. As of September 30, 2023, ILPT owned 413 properties, including 226 buildings, leasable land parcels and easements in Oahu, Hawaii and 187 properties located in 38 other states.
•OPI (Nasdaq: OPI) owns office properties primarily leased to single tenants and those with high credit quality characteristics. As of September 30, 2023, OPI owned 154 properties located in 30 states and the District of Columbia.
•SVC (Nasdaq: SVC) owns a diverse portfolio of hotels and service-focused retail net lease properties. As of September 30, 2023, SVC owned 982 properties (221 hotels and 761 net lease properties) located in 46 states, the District of Columbia, Canada and Puerto Rico.
RMR LLC’s wholly owned subsidiary, Tremont Realty Capital LLC, or Tremont, an investment adviser registered with the SEC, provides advisory services for Seven Hills Realty Trust, or SEVN. SEVN is a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont also provided advisory services to Tremont Mortgage Trust, or TRMT, until it merged with and into SEVN on September 30, 2021, or the Tremont Merger, with SEVN continuing as the surviving company.
RMR LLC also provided management services to TravelCenters of America Inc., or TA, until it was acquired by BP Products North America Inc., or BP, on May 15, 2023. TA is a real estate operating company that operates and franchises travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities.
The Managed Equity REITs, SEVN, TRMT until September 30, 2021, and TA until May 15, 2023, are collectively referred to as the Perpetual Capital clients.
In addition, RMR LLC provides management services to private capital vehicles, including ABP Trust and its subsidiaries, or collectively ABP Trust, AlerisLife Inc., or AlerisLife, Sonesta International Hotels Corporation, or Sonesta, and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. AlerisLife is an operator of senior living communities, many of which are owned by DHC, and was a publicly traded company until March 20, 2023 when it was acquired by a subsidiary of ABP Trust. Sonesta is a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of the U.S. hotels that Sonesta operates are owned by SVC. These clients are collectively referred to as the Private Capital clients.
Our Business Strategy
Our business strategy is to provide an expanded range of management services to our existing clients, as well as to diversify the number of clients to which we provide services and the sources of capital upon which those clients may rely for growth.
We believe we have several strengths that distinguish our business from other alternative asset managers:
•Revenue Base. Our revenues are primarily earned from long term agreements with credit quality companies, many of which are permanent capital vehicles. Our agreements with the Managed Equity REITs are 20 year term evergreen contracts with significant termination fees payable in certain circumstances. For the fiscal year ended September 30, 2023, revenues earned from the Managed Equity REITs represented 73.2% of our total management and advisory services revenue, excluding termination fee revenue.
•Strong Operating Margins and Resulting Cash Flows. For the fiscal year ended September 30, 2023, we continued to generate strong operating margins resulting in net cash from operating activities of $109.2 million and net income of $127.8 million. We have no debt outstanding. Our regular dividend of $0.40 per share per quarter ($1.60 per share per year) has been well covered by our cash flows.
•Diverse Portfolio of Managed Real Estate. We provide management services to a wide range of real estate assets and businesses that include healthcare facilities, senior living and other apartments, hotels, office buildings, industrial buildings, leased lands, net-lease service-focused retail, including travel centers, and various specialized properties such as properties leased to government tenants and properties specially designed for medical and biotech research. The properties and businesses we managed as of September 30, 2023, are located throughout the United States in 46 states and Washington D.C., and in Puerto Rico and Canada. The diversity of our managed portfolio helps provide balance throughout economic cycles, as the impacts to each respective real estate sector can vary.
•Growth. Since the founding of RMR LLC in 1986, we have substantially grown our assets under management and the number and variety of real estate businesses we manage. As of September 30, 2023, we had $35.9 billion of assets under management, including over 2,000 properties. The synergies among our clients may also facilitate their and our growth. We assist our clients in realizing investment opportunities by working together to make acquisitions, obtain financing, identifying possible joint venture partners, completing redevelopment activities, facilitating capital recycling from strategic property dispositions and assisting in portfolio repositioning and other business arrangements and strategic restructurings.
In addition, we expect to use cash on hand, future operating cash flows and may issue equity or incur debt to fund our growth and diversify our operations through possible acquisition opportunities or seeding new clients. In recent years, we sought to expand the sources of capital underlying our assets under management, with our Private Capital clients representing $7.7 billion of our assets under management as of September 30, 2023, an increase of $6.0 billion from September 30, 2021. If the CARROLL Acquisition is completed, our Private Capital assets under management are expected to increase by approximately $7 billion. For more information about the CARROLL Acquisition, see Note 1, Organization, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
•Quality and Depth of Management. Our highly qualified and experienced management team provides a broad base of deep expertise to our clients. Our senior management has worked together through several business cycles in which they acquired, financed, managed and disposed of real estate assets and started real estate businesses. We are a vertically integrated manager and as of September 30, 2023, we employed over 600 real estate professionals in more than 30 offices throughout the United States. We have also assisted our clients to grow by successfully accessing the capital markets; since our founding in 1986, our clients have successfully completed over $42.0 billion of financing in approximately 185 capital raising transactions.
•Alignment of Interests. We believe our structure fosters strong alignment of interests between our principal executive officer and our shareholders because our principal executive officer, Adam D. Portnoy, has a 51.1% economic interest in RMR LLC. Alignment of interests also exists between us and our Managed Equity REITs due to the manner upon which we earn base management fees and incentive management fees under our management agreements with the Managed Equity REITs, as described in more detail below.
We can provide no assurance that we will be able to implement our business strategy or achieve our desired growth. Our business and the businesses of our clients are subject to a number of risks and uncertainties. See “Risk Factors” beginning on page 12.
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
Business Management Agreements
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
Property Management Agreements
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
•The specified REIT index utilized to calculate the benchmark return per share for each of our Managed Equity REITs when calculating the incentive business management fees is as follows:

DHC	MSCI U.S. REIT/Health Care Index
ILPT	MSCI U.S. REIT/Industrial REIT Index
OPI	MSCI U.S. REIT/Office REIT Index
SVC	MSCI U.S. REIT/Hotel & Resort REIT Index
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
Property Management Agreement Fees and Expense Reimbursement
Each property management agreement between RMR LLC and a Managed Equity REIT provides for the following:
(i) a management fee equal to 3.0% of the gross rents collected from tenants, which is not applicable to any hotels, senior living communities or travel centers which are leased to, or managed by, AlerisLife, Sonesta or another operating business such as a hotel management company or a senior living or healthcare services provider; and
(ii) a construction supervision fee equal to 5.0% of the cost of any construction, renovation or repair activities at the Managed Equity REIT’s properties, other than ordinary maintenance and repairs, and 3% of the cost of any major capital project or repositionings at DHC’s senior living communities and SVC’s hotels.
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
Other Management Agreements
RMR LLC provides services and earns fees pursuant to management agreements with ABP Trust regarding AlerisLife; with Sonesta; and until May 15, 2023, with TA. Under these agreements, RMR LLC provides services to these clients relating to, or assists them with, among other things, their compliance with various laws and rules applicable to them, capital markets and financing activities, maintenance of their properties, selection of new business sites and evaluation of other business opportunities, accounting and financial reporting, internal audit, investor relations and general oversight of the company’s daily business activities, including legal and tax matters, human resources, insurance programs and management information systems.
Each of these clients pay RMR LLC a fee under its management agreement in an amount equal to 0.6% of: (i) in the case of AlerisLife, AlerisLife’s revenues from all sources reportable under U.S. Generally Accepted Accounting Principles, or GAAP, less any revenues reportable by AlerisLife with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP; and (iii) in the case of TA, the sum of TA’s gross fuel margin, determined as TA’s fuel sales revenues less its cost of fuel sales, plus TA’s total nonfuel revenues. In addition, the management agreement with each of these clients provides that the compensation of their senior executives, who are also employees or officers of RMR LLC, is the responsibility of the party to or on behalf of which the individual renders services. In the past, because at least 80.0% of each of these executives’ business time was devoted to services to these clients, 80.0% of these executives’ total cash compensation was paid by these clients and the remainder was paid by RMR LLC.
The terms of the management agreements with ABP Trust regarding AlerisLife and with Sonesta end on December 31st of each year, and automatically extend for successive one year terms, unless RMR LLC, or ABP Trust or Sonesta, as applicable, gives notice of non-renewal before the expiration of the applicable term. Any party may terminate the applicable management agreement at any time on 30 days notice. In connection with BP’s acquisition of TA on May 15, 2023, TA terminated its management agreement with us and paid us a termination fee of $45,282.

ABP Trust and Sonesta have each agreed to indemnify RMR LLC, its members, officers, employees and affiliates against liabilities relating to acts or omissions of RMR LLC with respect to the provision of services by RMR LLC, except to the extent such provision of services was in bad faith or was grossly negligent. In addition, each of ABP Trust’s and Sonesta’s agreement provides that any disputes, as defined in those agreements, arising out of or relating to the agreement or the provision of services pursuant thereto, upon the demand of a party to the dispute, shall be subject to mandatory arbitration in accordance with procedures provided in the agreement.
RMR LLC provides management services to other Private Capital clients for which we receive, depending upon the services provided, a management fee based on a percentage of average invested capital, as defined in the applicable management agreements, a property management fee in an amount equal to 3.0% of rents collected from managed properties and a construction supervision fee in an amount up to 5.0% of the cost of any construction, renovation or repair activities at the managed properties, other than ordinary maintenance and repairs.
Our Management Agreements with Advisory Clients
Tremont is party to a management agreement with SEVN. Pursuant to this agreement, Tremont provides SEVN with a continuous investment program, makes day to day investment decisions and generally manages the business affairs of SEVN in accordance with SEVN’s investment objectives and policies.
Tremont is compensated pursuant to its management agreement with SEVN at an annual rate of 1.5% of equity, as defined in the agreement. Tremont may also earn an incentive fee under this management agreement equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero. The incentive fee may not be less than zero.
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
In the event the management agreement is terminated by SEVN without a cause event or by Tremont for a material breach, SEVN will be required to pay Tremont a termination fee equal to (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to Tremont during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination, plus (b) $1.6 million. In addition, the initial organizational costs related to TRMT’s formation and the costs of its initial public offering and the concurrent private placement that Tremont had paid pursuant to its management agreement with TRMT will be included in the “Termination Fee” under and as defined in SEVN’s management agreement with Tremont. No termination fee will be payable if the management agreement is terminated by SEVN for a cause event or by Tremont without SEVN’s material breach.
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
The Managed Equity REITs and SEVN, or the Managed REITs, have qualified and expect to continue to qualify to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the Managed REITs generally distribute 100.0% of their taxable income to avoid paying corporate federal income taxes; and as REITs, such companies must currently distribute, at a minimum, an amount equal to 90.0% of their taxable income. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status, including share ownership tests and assets and gross income composition tests. If a Managed REIT fails to continue to qualify as a REIT under Sections 856 through 860 of the Code in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if a Managed REIT qualifies for taxation as a REIT, it may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.
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
Tremont is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act. Tremont provides investment advisory and administrative services to SEVN, and may, in the future, provide such services to private funds that invest in commercial real estate debt. Employees of Tremont may also act as transaction originators for its non-investment advisory clients, which we refer to as the Tremont business. These activities result in certain aspects of our asset management business being supervised by the SEC and requires our compliance with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations. SEVN intends to conduct its business in a manner that does not require its registration under the Investment Company Act of 1940, or the 1940 Act, and to do so, may rely on any available exemption from registration, or exclusion from the definition of “investment company,” under the 1940 Act. To maintain this exemption from registration, SEVN will be required to ensure the composition of its portfolio complies with certain tests.
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
Our existing clients face significant competition in their respective sectors or industries. The Managed Equity REITs compete on a national and regional basis with many third parties engaged in real estate investment activities including other publicly traded REITs, non-traded REITs, commercial and investment banking firms, private institutional funds, private equity funds and other investors. AlerisLife competes with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Sonesta competes with other hotel operators and franchisors. SEVN competes on a national and regional basis with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including funds or investors that we or our affiliates may sponsor, advise or manage), banks, credit unions, insurance companies and other financial institutions.
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
We remain committed to our “Zero Emissions Promise” announced in 2022, which is our organization’s goal of net zero by 2050 and a 50% reduction by 2030 from a 2019 baseline as it relates to scope 1 and 2 emissions, for all properties where we directly manage energy. We anticipate emissions reductions will occur through a combination of strategic capital investments in energy efficiency by the Managed Equity REITs, stakeholder engagement to promote sustainable behavior, the deployment of on site solar and the purchase of energy from renewable sources. We believe our efforts toward these goals will add value to our clients’ properties, benefit tenants by lowering their operating costs, drive sustainable economic returns and address investor demands that our clients have viable strategies to mitigate climate risk. We have made significant progress to date, achieving an overall reduction in emissions and energy of 35% and 28%, respectively.
In 2023, with an active pipeline of commercial real estate development projects, we introduced a new green and energy-efficient equipment purchasing guideline which mandates the use of high energy efficiency equipment and environmentally friendly materials for new developments and major asset refurbishments. Our risk mitigation practices, such as energy management programs, green purchasing and high-efficiency equipment guidelines, performance benchmarking, and policy tracking and climate-related emergency preparedness, are well-established, while the data we obtain to assess future climate change exposure continues to evolve.
We drive value, manage risk and benchmark the performance of our managed properties by effectively capturing and managing data through real-time energy monitoring, or RTM. Our cloud-based system connects building automation systems to a central supervisor. RTM facilitates advanced data analytics and access to detect faults and inefficiencies in equipment operations faster, meanwhile enhancing building system control in a cost-effective and scalable way. We launched this program in 2017 and it is now deployed in 63 managed properties, totaling approximately 53% of our managed annual electricity spend. We continue to expand our RTM program and in 2023, we committed to a goal of monitoring 90% of our managed energy spend through RTM over the next five years, resulting in operational savings and reduced equipment wear and tear, while maintaining high tenant comfort.
Our energy performance programs drive down energy consumption and reduce carbon emissions of our managed properties. Lower energy use and emissions reduce our managed properties' potential exposure to policies that call for a carbon tax or other emissions-based penalties.
Our existing business practices align with the Task Force on Climate-related Financial Disclosures, or TCFD, framework across both physical and transition risks and opportunities. In 2023, we strengthened our alignment with the TCFD by advancing the depth of our alignment with all four pillars of the TCFD framework and we developed a tool to help assess building energy and emissions performance standards across the U.S. This tool overlays property locations, size and use profiles with laws requiring energy, water and emissions reporting or energy and emissions performance standards, and forecasts future compliance risks. We continue to refine our long-standing engineering, operating and management practices that incorporate environmental resilience and risk mitigation with activities and technology related to management oversight, enhanced data gathering, assessing risks and opportunities, and adopting science-based emissions targets.
As a result of our sustainability initiatives, we and our managed properties have received honors from The Building Owners and Managers Association, or BOMA, The Environmental Protection Agency, or EPA, and the U.S. Green Building Council, or USGBC, amongst others. In 2022, the honors achieved by our Managed Equity REITs, included 55 BOMA 360 Certified Properties, 77 ENERGY STAR Certified Properties and 58 LEED Certified Properties. Finally, for the fifth year in a row, we received the 2023 ENERGY STAR Partner of the Year Award, and for the sixth year in a row, OPI received the 2023 ENERGY STAR Partner of the Year Award.
Human Capital Resources and Governance
We are led by an experienced management team with proven ability to manage and grow a resilient business. Moreover, significant insider ownership and the structure of the contracts with our clients provide a strong alignment of interests with our clients and with public shareholders. Our organization is focused on the assets of our clients and we blend long-term strategic vision with careful execution of day-to-day operations to optimize efficiency and foster the sustainable growth of our clients.
Employees and Equal Opportunity
As of September 30, 2023, RMR LLC employed over 600 real estate professionals, including 46% in our corporate office and 54% across our more than 30 offices throughout the United States. The average tenure of our employees was 6.5 years. Our employees are the foundation of our success and in many ways our most critical asset. Our strength lies in the collective experience of a diverse and inclusive workplace. We ensure employees receive competitive salaries and benefits and we aim to attract professionals who will uphold our values of social and environmental stewardship.
We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. Throughout our organization, including our Board, we are committed to racial equality and fostering a culture of diversity and inclusion. We have made diversity and inclusion an important part of our hiring, retention and development programs. As of September 30, 2023, 37% of our employees were women and 30% were members of minority communities underrepresented in commercial real estate.
Board Diversity
As of September 30, 2023, our Board of Directors composition included 50% of members from underrepresented communities, including 33% female and 17% African American.
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

•Analyst Accelerator Internship Program: We established a new Analyst Accelerator Internship Program which is designed to attract early career talent to our industry from backgrounds underrepresented in real estate. The 10-week program is built upon the premise that hands on exposure as an analyst is an ideal way to provide rising juniors or seniors with a solid first step toward a successful and lasting career in real estate. We actively recruit talent from college campuses and student communities interested in real estate who are traditionally underrepresented in the sector, including women and people of color. Relationships with programs like the University of Massachusetts Amherst Real Estate Program, involvement with Historically Black Colleges and Universities, and engagement with women’s career forums all amplify our outreach efforts to develop a robust and diverse talent pipeline.
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
•Industry Associations & Credentials: In order to further their professional development, many of our employees seek out credentials and association memberships, with any membership costs reimbursed by us. Examples of credentials and association memberships include: BOMA membership, Certified Property Manager, Certified Public Accountant and National Association of Industrial and Office Properties.
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
•our management fees from our clients are based, in general, on cost of assets, enterprise values, shareholder returns, rent receipts, capital projects or certain revenues, as applicable, and, accordingly our future revenues, income and cash flows will decline if the business activities, assets, enterprise values, shareholder returns, rent receipts, capital projects or certain revenues of our clients decline;
•our revenues may be highly variable;
•potential terminations of our management agreements with our clients;
•our ability to complete the CARROLL Acquisition, and if completed, our ability to successfully integrate the CARROLL business and realize our expected returns on our investment;
•additional increases in interest rates and sustained high interest rates may significantly impact our clients and in turn adversely impact our revenues or impede our growth;
•our ability to expand our business depends upon the growth and performance of our clients and our ability to obtain or create new clients for our business, including through our acquisition of new businesses, and is often dependent upon circumstances beyond our control;
•our ability to continue to pay a regular quarterly dividend is dependent on many factors, including current and expected earnings and alternative uses for available cash and our Board of Directors may decide to lower our dividends;
•our and our operating company clients’ ability to attract, retain and motivate sufficient qualified personnel in a challenging labor market and to effectively manage our and our operating company clients’ labor costs;
•our ability to retain the services of our controlling shareholder and other key and talented personnel;
•our and our clients’ risks associated with our and their costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies;
•our ESG initiatives, federal and state regulations, other requirements and investor expectations may impose additional costs and expose us and our clients to new risks;
•risks related to the security of our network and information technology;
•risks related to inflation, including inflation impacting wages and employee benefits;
•risks related to acquisitions, dispositions and other activities by or among our clients;
•allegations, even if untrue, of any conflicts of interest arising from our management activities; and
•risks to holders of our Class A Common Shares as a result of our dual class capital structure.
Prospective investors should carefully consider the risks described in this section, together with all of the other information in this Annual Report on Form 10-K. These risks may not be the only risks we face but are risks we believe may be material at this time. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in this section occur, our business, financial condition or results of operations and the trading price of our securities could decline. Investors and prospective investors should consider these risks, the information contained under the heading “Warning Concerning Forward-

Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.
Risks Related to Our Business
Unfavorable market and industry conditions may have a material adverse effect on our and our clients’ results of operations, financial condition and ability to pay dividends.
Our business and operations may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial real estate industry and/or the local economies in the markets in which our clients’ properties are located. Unfavorable economic and industry conditions may be due to, among other things, rising or sustained high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions (such as the ongoing wars in Ukraine and the Middle East), possible economic recession, changes in real estate utilization and other conditions beyond our control. These current conditions, or similar conditions existing in the future, have adversely affected, and may continue to adversely affect, our and our clients’ and their tenants and managers’ results of operations, financial condition and ability to pay dividends. Unfavorable market conditions and the impact on the commercial real estate industry have reduced, and may continue to reduce, our clients’ market capitalizations, revenues and capital projects, which may reduce the fees we earn from them. These conditions may also give rise to an increase in tenant defaults under our clients’ leases, defaults of SEVN’s loans, decreased market capitalizations, shareholder returns, rent receipts and capital projects for the Managed Equity REITs and decreased financial performance of and lower returns for our Private Capital clients. Higher interest rates may reduce the value of our clients’ properties, increase the cost of their capital and reduce their ability to make acquisitions, and have increased their debt service costs. Higher interest rates also may reduce dispositions by the Managed Equity REITs due to their forgoing property sales because of depressed asset valuations and reduced buyer demand or more costly acquisition financing for buyers, which could limit our clients’ ability to reduce leverage and recycle capital. Further, unfavorable market conditions have negatively impacted the stock price of some of the Managed Equity REITs, which in turn has negatively impacted the fees we earn from them. In addition, some of our clients may be negatively impacted by an economic downturn and a corresponding reduction in economic activity that reduces business and leisure travel, commerce, hotel occupancy and demand for office, retail and industrial space, and may also limit the ability of residents and potential residents to pay for senior living community services.
Most of our revenues are derived from our provision of management services to a limited number of companies. The loss or failure, or decline in business or assets, of any of the Managed Equity REITs or clients comprising a significant part of our Private Capital business could substantially reduce our revenues.
The fees we earn from providing management services to, and the reimbursable fees we receive from, the Managed Equity REITs comprise most of our revenues. Further, our Private Capital clients have comprised an increasing portion of our assets under management and revenues, and our current business plans contemplate that trend continuing. A decline in the business or assets of our Private Capital clients could reduce our revenue. Our operating results and our ability to maintain and grow our revenues depend upon the ability of our Managed Equity REITs, and increasingly, our Private Capital clients to raise or contribute capital to invest in real estate assets, to maintain and grow their investments and, as applicable, market capitalizations, and to achieve positive shareholder returns in excess of applicable REIT total shareholder return indexes. Reduced business activities, market capitalizations, shareholder returns, rents or capital projects of the Managed Equity REITs or Private Capital clients may materially reduce our revenues and our profitability.
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
The base business management fee payable by a Managed Equity REIT may increase or decrease materially as the Managed Equity REIT acquires or disposes of real estate assets or its market capitalization increases or decreases. In addition, we generally only earn an incentive business management fee under our business management agreement with a Managed Equity REIT if it outperforms an identified REIT total shareholder return index during the measurement period and certain other conditions are satisfied, as measured at the end of the applicable measurement period. The shareholder returns realized by a Managed Equity REIT, its market capitalization and its ability to raise capital or make investments may be impacted by trends in the Managed Equity REIT’s portfolio, the U.S. commercial real estate industry generally, the Managed Equity REIT’s industry specifically or other factors that are outside of our or its control, including prolonged high inflation, rising and sustained high interest rates, supply chain challenges and economic downturns or recessions. Whether we earn an incentive fee, and the amount of any incentive fee we may earn, may have a significant impact on the amount of revenues we earn. For example, in the fiscal year ended September 30, 2019, our incentive business management fees earned from the Managed Equity REITs was 39.9% of our total management and advisory services revenues, and we have not subsequently earned any incentive business management fees from the Managed Equity REITs. Further, the fees we earn under our property management agreements with the Managed Equity REITs and certain of our Private Capital clients are based on a percentage of the rents they receive and a percentage of the costs of construction, in each case, at properties we manage for them. To the extent the Managed Equity REITs or certain Private Capital clients receive reduced rent or incur lower construction costs, our property management fee revenues would be negatively impacted. Also, the fees under our management agreements with respect to AlerisLife and Sonesta are based on a percentage of revenues earned by them or generated at the properties they operate. AlerisLife and Sonesta experienced high revenue volatility in the past, and given the nature of AlerisLife and Sonesta’s businesses (i.e., senior living communities and hotels), may continue to experience revenue volatility for the reasonably foreseeable future.
Our management agreements with our clients are subject to termination.
Our management agreements with our clients may be terminated by a client or by us in certain circumstances. For example, if we do not satisfy the applicable measures for calendar year 2023 under our management agreements with DHC or ILPT, as applicable, such company will have the right to terminate its management agreement by prior written notice to us within 60 days following December 31, 2023, and in which case, it would be required to pay us the applicable termination fee. If any of our management agreements with a client is terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of a management agreement with a client, we may be unable to invest the after tax proceeds from the termination fee we receive in opportunities that earn returns equal to or greater than the revenues lost as a result of the terminated management agreement. The termination of our management agreement with any of our clients could have a material adverse impact on our business, results of operations and financial condition.
We may be unable to complete the CARROLL Acquisition and if completed we may not be able to successfully integrate the CARROLL business and achieve the anticipated benefits of the transaction.
The closing of the CARROLL Acquisition is subject to the satisfaction or waiver of customary conditions, including the seller obtaining required consents with respect to managed funds, joint venture partners and applicable lenders with respect to its managed properties. If these conditions are not satisfied, as applicable, or waived, or if an event, change or other circumstance occurs that could give rise to the termination of our agreement to acquire the CARROLL business, the transaction may not close on the contemplated terms or at all or it may be delayed. If the CARROLL Acquisition is completed, we may not be able to successfully integrate the business or the integration may be more costly or more time-consuming and complex than anticipated, and cost savings, synergies and anticipated future financial performance may not be realized or may take longer to realize than expected. In addition, the closing of the CARROLL Acquisition and the integration of the CARROLL business may divert our management’s attention from our other business operations, and onboarding and integration of a large number of new employees may pose enhanced operational risks and costs. Further, if the CARROLL Acquisition is completed, we will enter into the multifamily real estate sector. We do not have significant experience in this commercial real estate sector, and there can be no assurance that we will be successful in this business, that we will achieve our expected objectives, operate successfully or that we will earn fees from the CARROLL business that provide returns on our investment that meet our underwriting expectations. In addition, because the CARROLL business involves certain joint venture arrangements, investment funds and limited partnerships, if the CARROLL Acquisition is completed, we may have limited flexibility and discretionary authority with respect to certain assets acquired, or management of assets assumed. Further, in order to grow the CARROLL business, we may need to raise additional capital from third party investors and our ability to raise additional capital depends on many factors, some of which are outside of our control. If the CARROLL Acquisition is completed, the failure to raise capital in sufficient amounts and on satisfactory terms could result in a decrease in our assets under management and our management fees or could result in our being unable to grow the CARROLL business. Any of the foregoing risks could have a material adverse effect on our ability to complete the CARROLL Acquisition and to successfully integrate the CARROLL business and achieve the anticipated benefits of the transaction.
Additional increases in market interest rates and sustained high interest rates may significantly reduce our revenues or impede our growth.
Additional increases in market interest rates and sustained high interest rates may significantly reduce our revenues or impede our growth. In response to significant and prolonged increases in inflation, the Federal Reserve has raised interest rates multiple times since the beginning of 2022, and it may continue to do so. The timing, number and amount of any future interest rate increases are uncertain.

Increases in market interest rates may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell the common shares of our Managed REITs is the distribution rate with respect to such shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate before investing in a Managed REIT or they may sell the Managed REITs’ common shares and seek alternate investments with a higher distribution rate. Sales of common shares of the Managed Equity REITs may cause a decline in the market prices of such shares, which reduces the market capitalizations and total shareholder returns of the Managed Equity REITs, which, in turn, may materially reduce the fees we earn under our business management agreements with them. Moreover, the increases in interest rates has led to increased borrowing costs for our clients and may negatively impact their access to capital to fund future growth, reduce their earnings and total shareholder returns and cause the Managed REITs’ and our real estate business Private Capital vehicles’ tenants and operators and SEVN’s borrowers to default on their rent and debt obligations, which may materially reduce the fees we earn under our management agreements with our clients. Further, during periods of increased borrowing costs, real estate transaction volumes often slow along with real estate valuation growth which may impact the results of operation of our clients and the fees we earn from those clients.
If we cannot retain and motivate our key and talented personnel and recruit, retain and motivate new talented personnel, our business, operating results and financial condition could be adversely affected.
Our people are the foundation of our success and in many ways our most critical asset. Our continued success depends to a great extent on our ability to retain and motivate our key and talented personnel and strategically recruit, retain and motivate new talented personnel. However, we may not be successful in these efforts as the market for qualified employees in the asset management industry is highly competitive. We do not have employment agreements with our key employees. Our ability to recruit, retain and motivate our personnel is dependent on our ability to offer attractive compensation, opportunities for professional growth and a desirable work environment. In addition, the Managed REITs have historically granted equity awards to our officers and certain other employees of ours. If our clients reduce the amount of, or stop making, similar grants in the future, or if the value of any equity awards they may grant are lower than anticipated, we may need to increase other compensation or incentives for our employees. Likewise, if competition for employees increases, in order to recruit and retain existing and future personnel, we may need to increase the level of compensation that we pay.
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
Our lack of compliance with applicable law could result in, among other things, our inability to enforce contracts, our default under contracts (including our management agreements with our clients) and our ineligibility to contract with, and receive revenue from, governmental authorities and agencies, our clients or other third parties.

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
There is an increasing focus from regulators, investors, certain of our clients’ tenants, managers, borrowers, customers, employees, and other stakeholders concerning corporate sustainability. For example, California recently enacted a climate focused disclosure law and the SEC is considering climate change related regulations, both of which will require us to focus significant time and resources on behalf of ourselves and our clients to comply with these new requirements, and we and these clients may incur significant costs in compliance with such rules. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us or our clients, or otherwise do business with us or our clients, if they believe our or their policies relating to corporate responsibility are inadequate. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and our clients and cause us and our clients to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or our clients elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or their policies with respect to corporate responsibility are inadequate. Pursuant to our zero emissions goal, we have pledged to reduce our scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline. We and our clients may face reputational damage in the event that our or their corporate responsibility procedures or standards do not meet the goals we or they have set or the standards set by various constituencies. If we and our clients fail to comply with ESG related regulations and to satisfy the expectations of investors and our clients’ tenants, managers, borrowers, customers, employees and other stakeholders or our or our clients’ announced goals and other initiatives are not executed as planned, our and our clients’ reputation and financial results could be adversely affected, the management fees we may earn from our clients may decline, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we or our clients may incur significant costs in attempting to comply with regulatory requirements, ESG policies or third party expectations or demands.
We and our clients are subject to risks from adverse weather, natural disasters and adverse impact from global climate change.
We and our clients are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impact from global climate change. For example, the properties owned or operated by our clients could be severely damaged or destroyed by physical climate risks that could materialize as either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact our clients and cause significant losses if our clients or their tenants, managers or borrowers are unable to operate their businesses due to damage resulting from such events. Insurance may not sufficiently cover all losses sustained by our clients and their tenants, managers or borrowers. If we or our clients fail to adequately prepare for such events, our and our clients’ revenues, results of operations and financial condition may be impacted.
We rely on information technology and systems in our operations, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm our business.
We rely on information technology and systems, including the Internet and cloud-based infrastructures and services, commercially available software and our internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees, tenants, borrowers and guarantors and lease data. If we experience material failures, inadequacies or interruptions or security breaches of our information technology, we could incur material costs and losses. Further, third party vendors have experienced and could experience similar events with respect to their information technology and systems that impact the products and services they provide to us or our clients. We rely on commercially available systems, software, tools and monitoring, as well as our internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer, borrower, guarantor and vendor information, such as personally identifiable information related to our employees and others and information regarding our and our clients’ financial accounts. We take various actions, and we incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information. Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.
The cybersecurity risks to us, our clients and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or other third parties’ information technology networks and systems or operations. Although most of our staff returned to our offices during the pandemic, flexible working arrangements have resulted in a higher extent of remote working than we experienced prior to the pandemic. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, our ability to maintain the security, proper function and availability of our information technology and systems since remote working by our employees could strain our technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology. Any failure to maintain the security, proper function and availability of our information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to our or our clients’ operations, or to safeguard our or our clients’ business processes, assets and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us.
Inflation may continue to negatively impact us and our clients and our and their businesses, results of operations and ability to grow.
The global economy continues to experience commodity pricing and other inflation, including inflation impacting wages and employee benefits. Although inflation rates have recently declined, they remain higher than pre-COVID-19 pandemic levels. It is uncertain whether inflation will decline further, remain relatively steady or increase; however, some market forecasts indicate that inflation rates may remain elevated for a prolonged period. These conditions have increased the costs for materials, other goods and labor, and these rising costs are impacting us and our clients. For example, various construction supplies and materials have experienced significant price increases as have other commodities, such as food and fuel. These pricing increases as well as increases in labor costs have increased the operating costs for certain of our clients and tenants, operators and borrowers of our clients. If these inflationary pressures continue, our clients may reduce or delay construction projects that we oversee and may realize decreased earnings, negative impacts on their ability to increase or maintain dividends that they pay to their shareholders and reduced market capitalizations. In that case, the management fees we earn may decline and our revenues, results of operations and ability to grow our business may be negatively impacted.
Employee misconduct could harm us by subjecting us to significant legal liability, reputational harm and loss of business.
As an asset manager, our business, and our ability to retain and attract new clients, is dependent upon our maintaining a positive reputation in the marketplace. There is a risk that our employees could engage in misconduct that adversely affects our reputation and, hence, our business. We are subject to a number of obligations and standards arising from our business and our authority over the companies and assets we manage. The violation of these obligations and standards by any of our employees may adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees improperly use or disclose confidential information, we and the concerned client could suffer serious harm to our and its reputation, financial position and current and future business relationships and face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in or be accused of misconduct, our business and our reputation could be adversely affected. Misconduct by an employee might rise to the level of a default that would permit a client to terminate its management agreements with us for cause and without paying a termination fee, which could materially adversely affect our business, results of operations and financial condition.

RMR LLC’s required quarterly tax distributions may limit our ability to implement our business or pursue growth opportunities.
Under the RMR LLC operating agreement, RMR LLC is required to make certain pro rata distributions to each member of RMR LLC, including RMR Inc., quarterly on the basis of the assumed tax liabilities of the members. If and when federal, state or local governments impose higher income tax rates or increase the taxable base, RMR LLC’s quarterly tax distributions would generally increase accordingly. From time to time, RMR LLC’s cash flows from operations may be insufficient to enable it to make required minimum tax distributions to its members. RMR LLC may have to borrow funds or sell assets to fund its distribution requirements, and thereby materially adversely affect our liquidity and financial condition. Further, by making cash distributions rather than investing that cash in our businesses, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise. In such event, we may not be able to implement our business and growth strategy to the extent intended.
Risks Related to the Businesses of Our Clients
Risks associated with our clients’ businesses could adversely affect their respective abilities to grow, generate revenue, increase their market capitalizations and pay management fees.
We have presented in this Annual Report on Form 10-K historical fees that we have earned from our clients. The historical fees earned from our clients, including those presented in this Annual Report on Form 10-K, should not be considered as indicative of the future results of our clients or of our future results. The risks associated with each client’s business could adversely affect its ability to carry out its business plans and objectives, and, as a result, could adversely impact its ability to pay us management fees or cause the amounts of those fees to decline. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” Risks to our clients, in addition to the risks noted elsewhere in this Annual Report on Form 10-K, include, but are not limited to, the following:
•adverse economic and market conditions;
•the inability of our clients’ tenants, managers and borrowers to weather the ongoing adverse economic conditions, including rising and sustained high interest rates, prolonged high inflation, economic downturn and possible recession and thereby impair their ability to pay rent and returns and make loan payments;
•the inability of our clients to access debt and equity capital on attractive terms, or at all which could reduce our clients’ ability to pursue acquisition and development opportunities and refinance existing debt, and reduce our clients’ returns from acquisition and development activities and increase their future interest expense;
•our clients face competition for tenants and customers at substantially all of their properties and competing properties may be more attractive to tenants and customers;
•our clients face significant competition for investment opportunities from other investors, some of which have greater financial resources, including publicly traded REITs, non-traded REITs, insurance companies, banking firms, private institutional funds, private equity funds and other investors;
•a sustained period of high interest rates and high inflation may increase operating costs, reduce the value of properties, increase cost of capital and make raising capital difficult for our clients whereas low interest rates may increase the amount of debt capital available, which may result in declining capitalization rates for property acquisitions and impede the growth of our clients’ businesses;
•changing general economic and financial market conditions could significantly reduce the value of the real estate, loans and other investments of our clients and reduce the amounts earned on those investments;
•changing market, consumer and workplace practices and trends could result in decreased demand for business travel, hotel stays, conference facilities and office space;
•the real estate and real estate related investments of our clients may be less liquid than other investments and the ability of our clients to adjust their portfolios in response to changes in economic or other conditions may be limited;
•our operating company clients’ ability to attract, retain and motivate sufficient qualified personnel in a challenging labor market and to effectively manage their labor costs;

•changes in investor preferences or market conditions could limit our clients’ ability to raise capital to competitively maintain their properties and operations or make new investments;
•geopolitical instability and tensions (such as the ongoing wars in Ukraine and the Middle East);
•shareholder activism, complaints about management strategies and structures, corporate governance and other matters may divert management attention and be disruptive to our clients’ operations;
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
•public health safety events, such as pandemics, may adversely impact our clients’ business, operating results, financial condition and value;
•our clients have significant investments in certain types of assets, such as hotels, senior living communities and office, industrial and healthcare properties, and market changes which impact these specific types of assets (e.g., a reduction in levels of business travel and occupancy at hotels and senior living communities as a result of adverse economic and market conditions, tenant and customer trends, new competition for short term accommodations, changes in Medicare and Medicaid rates and other regulatory matters, an insufficient recovery or a further reduction in the demand for office space as a result of remote, hybrid and other flexible working arrangements, and declining economic activity, oversupply of industrial buildings or technological or market practice changes, such as offshoring, reducing the demand for industrial properties) may adversely impact certain of the clients’ ability to maintain or grow their businesses;
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
Many of our clients are SEC registrants and file reports with the SEC as required by the Exchange Act. A discussion of the businesses and the risks associated with the businesses of our clients that are SEC registrants is contained in the reports filed by our clients, including in the section captioned “Risk Factors” in each Managed REIT’s Annual Report on Form 10-K for the year ended December 31, 2022, as those Risk Factors may have been updated or supplemented in those companies’ Quarterly Reports on Form 10-Q filed subsequently. Copies of these reports are available at the SEC’s website, www.sec.gov.
Risks Related to Our Securities
A trading market that provides adequate liquidity may not be sustained for our Class A Common Shares and the market price of our Class A Common Shares may fluctuate widely.
Our public float represents about 48.9% of the economic interest in RMR LLC. As a result, a significant amount of the economic interest in RMR LLC is not represented in our public float, which may adversely impact trading in our Class A Common Shares. There can be no assurance that an active trading market for our Class A Common Shares will be sustained in the future.
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
Some investors may not invest in our Class A Common Shares as a result of our dual class capital structure, which may adversely affect the trading price of our Class A Common Shares.
Although S&P Dow Jones, a provider of widely followed stock indices, recently reversed its prior decision to exclude companies with multiple share classes, such as ours, in certain of their indices, there is no guarantee that our Class A Common Shares will be included in an S&P index, despite their eligibility. The Council on Institutional Investors remains strongly opposed to dual class structures and some investors may continue to avoid investing in companies with dual class shares, particularly companies that do not include time limits with respect to such dual class structures. In addition, several stockholder advisory firms oppose the use of multiple class structures. As a result, our Class A Common Shares may not be included in certain stock indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. FTSE Russell, another provider of widely followed stock indices, adopted rules requiring new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A Common Shares. We cannot assure you that other stock indices will not take a similar approach to FTSE Russell in the future. Exclusion from indices could make our Class A Common Shares less attractive to investors and, as a result, the market price of our Class A Common Shares could be adversely affected. Additionally, any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A Common Shares.
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
Substantially all of the voting power in RMR Inc. and a majority of the economic interest in RMR LLC is held by ABP Trust, an entity controlled by its sole trustee, Adam D. Portnoy. Mr. Portnoy is Chair of our Board of Directors and one of our Managing Directors and is our President and Chief Executive Officer. RMR Inc. is the managing member of RMR LLC. As of September 30, 2023, Adam D. Portnoy beneficially owned in aggregate, directly and indirectly through ABP Trust, a combined direct and indirect 51.1% economic interest in RMR LLC and controlled 91.2% of the aggregate voting power of our outstanding capital stock. As a result of this voting control, Adam D. Portnoy is effectively able to determine the outcome of all matters requiring shareholder approval, including, but not limited to, election of our directors. Adam D. Portnoy is able to cause or prevent a change of control of RMR Inc., and this voting control could preclude any unsolicited acquisition of RMR Inc. The voting control of Adam D. Portnoy could deprive our shareholders of an opportunity to receive a premium for their Class A Common Shares as part of a sale of us and may affect the market price of our Class A Common Shares.
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
ABP Trust controls 100.0% of our Class B-1 Common Shares (which are exchangeable for Class A Common Shares) and Class B-2 Common Shares, some of our currently outstanding Class A Common Shares and approximately 48.8% of our Class A Units of RMR LLC (which ABP Trust may cause RMR LLC to redeem for, at our election, Class A Common Shares on a one for one basis or cash). Thus, a significant portion of our ownership is not trading in the public markets. ABP Trust may sell any or all of its Class A Common Shares at any time without approval by our other shareholders. Speculation by the press, stock analysts, our shareholders or others regarding the intention of ABP Trust to dispose of Class A Common Shares could adversely affect the market price of our Class A Common Shares. Moreover, the market price of our Class A Common Shares may be adversely impacted by the fact that a significant amount of our outstanding shares are not included in the public float of our Class A Common Shares and by our dual-stock structure. Accordingly, our Class A Common Shares may be worth less than they would be if the Class A Common Shares that ABP Trust controls or has a right to acquire were trading in the public markets.
We and our clients are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We and our clients are party to transactions with related parties, including with entities controlled by Adam D. Portnoy and entities that we manage. For example, because of the relationships among us, Adam D. Portnoy, and our clients, the agreements we are party to with them, including our management agreements, are among related parties. Our and our clients’ agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Our shareholders or the shareholders of one or more of our clients may challenge such related party transactions. Although all past challenges have been unsuccessful, if any future challenges to related party transactions were to be successful, we or our clients might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our or our clients’ reputation, business and growth and could adversely affect our or our clients’ ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
Declines in revenue, business or assets of a client may result in a corresponding decline or reduced market capitalizations for another client due to their business relationships with each other.
Some of our clients have or have had significant interests in other clients of ours, including ownership interests and business arrangements, and some of our clients may in the future have such interests in other clients. For example: Sonesta manages most of SVC’s hotels and SVC owns approximately 34% of Sonesta’s outstanding common stock; and AlerisLife manages many of the senior living communities owned by DHC. Accordingly, a decline in the performance or prospects of AlerisLife would be expected to adversely impact DHC, and any similar decline of Sonesta would be expected to adversely impact SVC.
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
In addition to serving as the Chair and a member of our Board of Directors and on our executive team, Adam D. Portnoy serves as the chair of the board and as a managing trustee of each Managed REIT, as a director of Sonesta (and its parent) and as the sole director of AlerisLife; certain of our other officers serve as managing trustees or directors of our clients; and all of the executive officers of the Managed REITs, one of the executive officers of AlerisLife and one of the executive officers of Sonesta is an officer and employee of ours. In addition, some of the independent trustees of the Managed REITs also serve as independent trustees of other Managed REITs. These multiple responsibilities and varying interests could create competition for the time and efforts of Adam D. Portnoy and RMR LLC and its subsidiaries and their officers and employees, and actual, potential or perceived conflicts of interest may arise.
Shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. The various relationships noted above may precipitate such activities. In addition, certain proxy advisory firms which have significant influence over the voting by shareholders of public companies, have, in the past, recommended that shareholders vote against, or withhold votes for, the election of board members at annual meetings of shareholders of our clients and vote against certain proposals at special meetings of shareholders, and they may advocate for similar voting actions for future meetings. These actions may affect the outcome of those shareholder votes and impact the governance of those clients, which may increase the risk of shareholder activism and litigation at those clients. These activities could result in substantial costs and diversion of our management’s attention and could have a material adverse effect on our and our clients’ reputations and businesses.
Risks Related to Our Organization and Structure
We are a “controlled company” within the meaning of the Nasdaq listing rules and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. Our shareholders will not have the same protections afforded to shareholders of companies that are subject to such requirements.
Adam D. Portnoy, as sole trustee of ABP Trust, holds more than 50.0% of the voting power of our shares eligible to vote. As a result, we are a “controlled company” under the Nasdaq listing rules. Under these rules, a company of which more than 50.0% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain listed company governance requirements, including the requirements that the board of directors be comprised of a majority of independent directors and that we have a compensation committee and a nominating and corporate governance committee composed entirely of independent directors. Although we are not currently availing ourselves of these exceptions, the fact that we could in the future may cause our Class A Common Shares to trade at a lower price than if we were required to afford these protections.

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
Additionally, our governing documents require us to indemnify, to the maximum extent permitted by Maryland law, any of our present or former directors or executive officers who is made or threatened to be made a party or otherwise involved in a proceeding by reason of his, her or their service in that capacity and to pay his, her or their expenses in advance of final disposition of a proceeding upon our receipt of an undertaking by or on behalf of such person to repay such amount if it is ultimately determined that such person is not entitled to be indemnified by us. We also entered into separate agreements with our directors and executive officers providing for indemnification and advancement of expenses in addition to any rights such person may have under our governing documents.
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
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any director, officer, agent or employee of ours arising pursuant to Maryland law or our charter or bylaws brought by or on behalf of a shareholder either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of our stock or our shareholders against us or any of our directors, officers, agents or employees, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our charter or bylaws; or (4) any action asserting a claim against us or any director, officer, agent or employee of ours that is governed by the internal affairs doctrine of the State of Maryland. The exclusive forum provision of our bylaws does not apply to any dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of stock shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our directors, officers, employees or agents, which may discourage lawsuits against us and our directors, officers, employees or agents.
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
Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our bylaws’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our bylaws also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our or any other party’s award to any shareholder or such shareholder’s attorneys. The arbitration provisions of our bylaws may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our directors, officers, employees or other agents. A number of our contracts with Adam D. Portnoy, ABP Trust and our clients have similar arbitration provisions to those in our bylaws.
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
Our governing documents do not limit our business to the management of commercial real estate assets or businesses related thereto. Accordingly, we may pursue other business initiatives. To the extent we enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with: (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities competently or profitably; (iii) combining or integrating operational and management systems and controls; and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. During the past two years, we expanded our Private Capital through the execution of new business ventures; our Private Capital assets under management increased from approximately $1.7 billion as of September 30, 2021 to approximately $7.7 billion as of September 30, 2023 and if the CARROLL Acquisition is completed, our Private Capital assets under management are expected to increase by approximately $7 billion. In addition, our strategic initiatives may include joint ventures or partnerships, in which case we will be subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. There can be no assurance that our increased focus on private real estate capital or any other business initiative we decide to pursue will be successful in the future or that we will achieve our performance objectives.
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
We also lease other ancillary and local office space from ABP Trust, from certain Managed Equity REITs and from third parties. We consider these leased premises suitable and adequate for our business. For more information about our leased facilities, see Note 10, Leases, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of November 9, 2023, there were 2,202 shareholders of record of our Class A Common Shares.

Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the fiscal year ended September 30, 2023:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
October 1, 2022 - October 31, 2022	134	$24.25	N/A	N/A
December 1, 2022 - December 31, 2022	761	28.25	N/A	N/A
January 1, 2023 - January 31, 2023	758	28.38	N/A	N/A
March 1, 2023 - March 31, 2023	1,238	26.08	N/A	N/A
May 1, 2023 - May 31, 2023	2,785	21.46	N/A	N/A
June 1, 2023 - June 30, 2023	1,707	23.76	N/A	N/A
July 1, 2023 - July 31, 2023	873	23.69	N/A	N/A
September 1, 2023 - September 30, 2023	21,372	24.99	N/A	N/A
Total	29,628	$24.76	N/A	N/A
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
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses. As of September 30, 2023, RMR LLC managed over 2,000 properties in 46 states, Washington, D.C., Puerto Rico and Canada that are principally owned by the Managed Equity REITs.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed Equity REITs, our private capital clients and SEVN so as to maintain, grow and increase the value of their businesses, to assist AlerisLife and Sonesta to grow their businesses and operate profitably, and to successfully expand our business through the execution of new business ventures and additional investments, such as the CARROLL Acquisition. Our business and the businesses of our clients generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net population migration across different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends.
Beyond general real estate industry trends, we also take into account general economic factors impacting our clients. More specifically, in the U.S., the Federal Reserve has increased the federal funds rate multiple times since the beginning of calendar 2022 in an attempt to slow inflation, contributing to macroeconomic uncertainty and market volatility in the U.S. and in the commercial real estate markets. Increased borrowing costs and concerns of a possible or pending economic recession have resulted in an overall decline in commercial real estate transactions. Additionally, concerns about the capital adequacy and liquidity of the banking sector caused by the bank failures in 2023, as well as stricter lending standards, have resulted in decreased lending activity from traditional sources such as banks and life insurance companies and may negatively impact the businesses of our clients and our clients’ tenants. Rising or sustained high interest rates also adversely impact our clients with floating rate debt, which they, in some instances, attempt to address with interest rate caps and other strategic actions to reduce leverage. Further, while the Federal Reserve is looking to slow inflation, its efforts may not be successful or fully achieve targeted results and they may take longer to achieve. The impact of rising costs, both for goods and services, insurance and human capital, are impacting us and our clients and we and our clients are continuing to implement mitigation strategies to minimize the impact of increased costs on our and our clients’ earnings, where possible.
When providing services to our clients, we consider industry and general economic factors and attempt to take advantage of opportunities when they arise. For example: (i) since March 2020, ILPT and DHC have completed several joint venture transactions with institutional investors and subsequently grown some of those ventures by acquiring additional properties; (ii) SVC transitioned over 200 hotels from other hotel operators to Sonesta, which on March 17, 2021, completed its acquisition of RLH Corporation, establishing it as one of the largest hotel companies in the U.S. and expanding its franchising capabilities; and (iii) on February 25, 2022, ILPT completed its acquisition of 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties as a result of its acquisition of Monmouth Real Estate Investment Corporation, or MNR, in an all-cash transaction valued at approximately $4,000,000. More recently, (i) on March 20, 2023, a subsidiary of ABP Trust completed its acquisition of AlerisLife; and (ii) on July 29, 2023, we entered into a definitive agreement to acquire 100% of the equity interest in CARROLL for up to $100,000, which will add multifamily capabilities to RMR LLC. In addition, we balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and increased operating costs. We also look to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.

For a discussion of some of the circumstances that may adversely affect us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors”.

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
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of September 30, 2023 and 2022, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		September 30,
REIT	Primary Strategy	2023	2022
DHC	Medical office and life science properties, senior living communities and other healthcare related properties	$3,280,149	$3,328,069
ILPT	Industrial and logistics properties	4,520,662	4,656,472
OPI	Office properties primarily leased to single tenants and those with high credit quality characteristics	2,789,224	3,102,253
SVC	Hotels and service-focused retail net lease properties	7,083,845	6,653,706
		$17,673,880	$17,740,500
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
The table above presents for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the fiscal years ended September 30, 2023 and 2022 may differ from the basis at the end of the periods presented in the table above. As of September 30, 2023, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of September 30, 2023, were $7,569,714, $5,710,946, $6,012,246 and $11,260,528, respectively.

The fee revenues we earned from the Managed Equity REITs for the fiscal years ended September 30, 2023 and 2022 are set forth in the following table:

	Fiscal Year Ended September 30,
	2023				2022
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$14,388	$5,921	$3,366	$23,675	$19,408	$6,365	$4,570	$30,343
ILPT	23,428	12,690	716	36,834	20,810	9,738	806	31,354
OPI	14,133	13,909	10,121	38,163	17,369	15,936	8,899	42,204
SVC	33,654	3,794	3,095	40,543	38,444	3,998	1,751	44,193
	$85,603	$36,314	$17,298	$139,215	$96,031	$36,037	$16,026	$148,094
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

In addition, we also provide management services to certain other Private Capital clients and earn fees based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction supervision fees based on a percentage of the cost of construction activities.
Our management fee revenues from services to these clients for the fiscal years ended September 30, 2023 and 2022, are set forth in the following table and exclude termination fee revenue earned from TA of $45,282 for the fiscal year ended September 30, 2023:

	Fiscal Year Ended September 30,
	2023				2022
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$5,414	$—	$—	$5,414	$4,908	$—	$—	$4,908
Sonesta	9,456	—	15	9,471	8,717	—	9	8,726
Other private entities	12,013	8,388	1,130	21,531	10,102	6,887	708	17,697
SEVN	—	8	—	8	—	—	—	—
TA	9,932	—	—	9,932	15,926	—	—	15,926
	$36,815	$8,396	$1,145	$46,356	$39,653	$6,887	$717	$47,257
Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
For the fiscal years ended September 30, 2023 and 2022, Tremont earned advisory services revenue of $4,520 and $4,530, respectively, and incentive fees of $660 and $0, respectively.

The Tremont business acts as a transaction broker for non-investment advisory clients for negotiated fees. The Tremont business earned fees for such brokerage services of $131 and $99 for the fiscal years ended September 30, 2023 and 2022, respectively, which amounts are included in management services revenue in our consolidated statements of income.

RESULTS OF OPERATIONS (dollars in thousands)
The following table presents the changes in our operating results for the fiscal year ended September 30, 2023 compared to the fiscal year ended September 30, 2022:

	Fiscal Year Ended September 30,
	2023	2022	$ Change	% Change
Revenues:
Management services	$185,702	$195,450	$(9,748)	(5.0)%
Termination and incentive business management fees	45,942	—	45,942	n/m
Advisory services	4,520	4,530	(10)	(0.2)%
Total management and advisory services revenues	236,164	199,980	36,184	18.1%
Reimbursable compensation and benefits	59,925	56,684	3,241	5.7%
Reimbursable equity based compensation	9,826	7,072	2,754	38.9%
Other reimbursable expenses	656,401	568,767	87,634	15.4%
Total reimbursable costs	726,152	632,523	93,629	14.8%
Total revenues	962,316	832,503	129,813	15.6%
Expenses:
Compensation and benefits	136,355	129,872	6,483	5.0%
Equity based compensation	12,488	10,136	2,352	23.2%
Separation costs	2,002	1,315	687	52.2%
Total compensation and benefits expense	150,845	141,323	9,522	6.7%
General and administrative	36,019	32,919	3,100	9.4%
Other reimbursable expenses	656,401	568,767	87,634	15.4%
Transaction and acquisition related costs	4,221	132	4,089	n/m
Depreciation and amortization	1,102	993	109	11.0%
Total expenses	848,588	744,134	104,454	14.0%
Operating income	113,728	88,369	25,359	28.7%
Interest income	10,574	1,322	9,252	n/m
Gain on equity method investments accounted for under the fair value option	25,237	1,010	24,227	n/m
Income before income tax expense	149,539	90,701	58,838	64.9%
Income tax expense	(21,768)	(13,233)	(8,535)	(64.5)%
Net income	127,771	77,468	50,303	64.9%
Net income attributable to noncontrolling interest	(70,624)	(43,464)	(27,160)	(62.5)%
Net income attributable to The RMR Group Inc.	$57,147	$34,004	$23,143	68.1%
n/m - not meaningful
References to changes in the income and expense categories below relate to the comparison of consolidated results for the fiscal year ended September 30, 2023, compared to the fiscal year ended September 30, 2022. For a comparison of consolidated results for the fiscal year ended September 30, 2022 compared to the fiscal year ended September 30, 2021, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
Management services revenue. Management services revenue decreased $9,748 primarily due to (i) a decline in base business management fees earned from DHC, OPI and SVC of $13,046 in aggregate, due to declines in the enterprise values of these clients during the current fiscal year, and (ii) declines in management fees earned from TA of $5,994 as a result of the termination of its business management agreement with us on May 15, 2023, partially offset by (i) growth in base business management fees of $2,618 and property management fees of $2,952 earned from ILPT, primarily due to its acquisition of MNR in February 2022, and (ii) increases in construction supervision fees across all of our clients aggregating $1,700 primarily due to increased development costs.

Termination and incentive business management fees revenue. Termination and incentive business management fees for the current fiscal year include a termination fee of $45,282 received from TA and incentive fees of $660 earned by Tremont from SEVN. For further information about these fees, see Note 2, Summary of Significant Accounting Policies, and Note 5, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Advisory services revenue. Advisory services revenue was relatively unchanged from the prior fiscal year.
Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits increased $3,241 primarily due to annual merit increases effective October 1, 2022.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue increased $2,754 primarily as a result of the acceleration of unvested shares in connection with the sale of TA to BP in May 2023 and increases in certain of our client’s respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $6,483 primarily due to annual merit and benefit increases.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. Equity based compensation increased $2,352 primarily as a result of the acceleration of unvested shares in connection with the sale of TA to BP in May 2023 and increases in certain of our clients’ respective share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 5, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $3,100 primarily due to strategic technology investments and increases in third-party costs related to our expanded role in construction oversight.
Transaction and acquisition related costs. Transaction and acquisition related costs in the current fiscal year relate to costs incurred with our evaluation of various strategic initiatives, primarily for the CARROLL Acquisition.
Depreciation and amortization. Depreciation and amortization was relatively unchanged from the prior fiscal year.
Interest income. Interest income increased $9,252 primarily due to higher interest earned during the current fiscal year primarily as a result of higher interest rates and higher average cash balances invested compared to the prior fiscal year.
Gain on equity method investments accounted for under the fair value option. Gain on equity method investments accounted for under the fair value option represents the unrealized and realized gains on our investments in SEVN and TA common shares. For further information, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Income tax expense. The increase in income tax expense of $8,535 is primarily attributable to higher taxable income during the current fiscal year compared to the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of September 30, 2023 and 2022, we had cash and cash equivalents of $267,989 and $189,088, respectively, of which $26,802 and $21,492, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2023 and 2022, $265,800 and $181,219, respectively, of our cash and cash equivalents were invested in money market bank accounts. We believe that our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, to fund our operations and enhance our technology infrastructure, in the next twelve months.
Our liquidity is highly dependent upon our receipt of fees from the businesses we manage. Historically, we have funded our working capital needs with cash generated from our operating activities and we currently do not maintain any credit facilities. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC, our plan to make quarterly distributions on our Class A Common Shares and Class B-1 Common Shares and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividends to RMR Inc. shareholders. Our management fees are typically payable to us within 30 days of the end of each month or, in the case of annual incentive business management fees earned from the Managed Equity REITs, if any, within 30 days following each calendar year end. Quarterly incentive fees earned from SEVN, if any, are payable generally within 30 days following the end of the applicable quarter. Historically, we have not experienced losses on collection of our fees and have not recorded any allowances for bad debts.
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
During the fiscal year ended September 30, 2023, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $45,776. On October 12, 2023, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 23, 2023 in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,684. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,148, of which $5,348 will be distributed to us based on our aggregate ownership of 16,711,047 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $11,484 and we expect to pay this dividend on or about November 16, 2023. See Note 6, Shareholders’ Equity, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding these distributions.
For the fiscal year ended September 30, 2023, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $65,486, of which $34,541 was distributed to us and $30,945 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $34,541 distributed to us was eliminated in our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and the $30,945 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We used a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 5, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. As of September 30, 2023, our consolidated balance sheet reflects a liability related to the tax receivable agreement of $23,229, of which we expect to pay $2,343 to ABP Trust during the fourth quarter of fiscal year 2024.

Cash Flows
The $7,945 increase in net cash from operating activities for the fiscal year ended September 30, 2023 compared to the prior fiscal year primarily reflects increases in net income, primarily due to increases in termination fees, offset by unfavorable changes in working capital. The $60,086 increase in net cash provided by investing activities for the fiscal year ended September 30, 2023 compared to the prior fiscal year was primarily due to the proceeds from the sale of TA’s common shares in the current fiscal year and the purchase of SEVN common shares in the prior fiscal year. The $18,383 increase in net cash used in financing activities for the fiscal year ended September 30, 2023 compared to the prior fiscal year was primarily due to higher tax distributions based on current estimates for taxable income and increased distributions paid to shareholders of our Class A Common Shares and Class B-1 Common Shares in the current fiscal year.
As of September 30, 2023, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, the Chair of our Board and one of our Managing Directors, as well as our clients. For further information about these and other such relationships and related person transactions, see Note 2, Summary of Significant Accounting Policies and Note 5, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, the section captioned “Business” above in Part I, Item 1 of this Annual Report on Form 10-K, our other filings with the SEC and our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, or the 2024 Proxy Statement, to be filed within 120 days after the close of the fiscal year ended September 30, 2023. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of September 30, 2023, our internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2023 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may award our Class A Common Shares to our officers and employees under the Amended and Restated 2016 Omnibus Equity Plan, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. The terms of awards made under the 2016 Plan are determined by the Compensation Committee of our Board of Directors, at the time of the award. The following table is as of September 30, 2023.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2016 Plan	None.	None.	237,993 (1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	237,993 (1)
(1)    Consists of shares available for issuance pursuant to the terms of the 2016 Plan. Share awards that are repurchased or forfeited will be added to the shares available for issuance under the 2016 Plan.
Other information required by this Item 12 of Form 10-K will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K will be included in the 2024 Proxy Statement and is incorporated herein by reference.
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
2.1
Equity Purchase Agreement, dated as of July 29, 2023, by and among The RMR Group LLC, MPC Partnership Holdings LLC, the Sellers set forth on the signature pages thereto, the Seller Owners set forth on the signature pages thereto, and James A. Rubright, solely in his capacity as the Seller Representative (Schedules to the Equity Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request). (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on July 31, 2023.)

3.1
Articles of Amendment and Restatement of the Registrant. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)

3.2	Articles of Amendment, filed July 30, 2015. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)
3.3	Articles of Amendment, filed September 11, 2015. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)
3.4	Articles of Amendment, filed March 9, 2016. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 11, 2016.)
3.5	Articles of Amendment, filed November 14, 2022. (Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 14, 2022.)
3.6
Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on September 15, 2017.)

4.1
Form of The RMR Group Inc. Share Certificate for Class A Common Stock. (Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on November 2, 2015.)

4.2
Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management & Research Trust). (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)

4.3	Description of Capital Stock. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 22, 2019.)
10.1
The RMR Group LLC Amended and Restated Operating Agreement, dated as of October 14, 2015, as updated December 22, 2017, by and among The RMR Group LLC and its Members. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 8, 2018.)

10.2
Second Amended and Restated Business Management Agreement, dated as of March 20, 2023, by and between The RMR Group LLC and ABP Trust. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 3, 2023.)

10.3
Amended and Restated Business Management and Shared Services Agreement, dated as of June 5, 2015, by and between Sonesta International Hotels Corporation and The RMR Group LLC. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)

10.4
First Amendment to Amended and Restated Business Management and Shared Services Agreement, dated as of May 31, 2022, by and between Sonesta International Hotels Corporation and The RMR Group LLC. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 4, 2022.)

10.5
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Office Properties Income Trust (formerly known as Government Properties Income Trust) and The RMR Group LLC. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)

10.6
Amendment to Second Amended and Restated Business Management Agreement, dated December 31, 2018, between Office Properties Income Trust (formerly known as Government Properties Income Trust) and The RMR Group LLC. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 7, 2019.)

10.7
Second Amendment to Second Amended and Restated Business Management Agreement, dated August 1, 2021, between Office Properties Income Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 15, 2021.)

10.8
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Service Properties Trust (formerly known as Hospitality Properties Trust) and The RMR Group LLC. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)

10.9
First Amendment to Second Amended and Restated Business Management Agreement, dated as of August 1, 2021, by and between Service Properties Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 15, 2021.)

10.10
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust) and The RMR Group LLC. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)

10.11
First Amendment to Second Amended and Restated Business Management Agreement, dated as of August 1, 2021, by and between Diversified Healthcare Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 15, 2021.)

10.12
Business Management Agreement, dated as of January 17, 2018, by and between Industrial Logistics Properties Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on January 18, 2018.)

10.13
Amendment to Business Management Agreement, dated December 31, 2018, between Industrial Logistics Properties Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 7, 2019.)

10.14
Second Amendment to Business Management Agreement, dated August 1, 2021, between Industrial Logistics Properties Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 15, 2021.)

10.15
Amended and Restated Property Management Agreement, by and between The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust). (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)

10.16
Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, by and between The RMR Group LLC and Office Properties Income Trust (formerly known as Government Properties Income Trust). (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)

10.17
Third Amended and Restated Property Management Agreement, dated as of June 22, 2021, by and between The RMR Group LLC and Service Properties Trust. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 5, 2021.)

10.18
Third Amended and Restated Property Management Agreement, dated as of June 9, 2021, by and between The RMR Group LLC and Diversified Healthcare Trust. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 5, 2021.)

10.19
Property Management Agreement, dated as of January 17, 2018, by and between The RMR Group LLC and Industrial Logistics Properties Trust. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on January 18, 2018.)

10.20
Tax Receivable Agreement, dated as of June 5, 2015, by and among the Registrant, The RMR Group LLC and ABP Trust (formerly known as Reit Management & Research Trust). (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)

10.21
Lease, dated as of June 1, 2015, by and between RMR West LLC and The RMR Group LLC. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)

10.22
Amendment No. 1 to the Lease, dated as of June 1, 2015, by and between RMR West LLC and The RMR Group LLC, effective as of January 1, 2016. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 8, 2018.)

10.23
Amendment No. 2 to the Lease, dated as of June 1, 2015, by and between ABP Trust and The RMR Group LLC, effective as of July 19, 2018. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 8, 2018.)

10.24
Amendment No. 3 to the Lease, dated as of June 1, 2015, by and between ABP Trust and The RMR Group LLC, effective as of June 13, 2019. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on June 14, 2019.)

10.25
Form of Indemnification Agreement for the Registrant and its directors and executive officers. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)

10.26
The RMR Group Inc. Amended and Restated 2016 Omnibus Equity Plan (+). (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 11, 2022.)

10.27	Form of The RMR Group Inc. Share Award Agreement (+). (Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 14, 2022.)
10.28
Letter Agreement, dated as of March 27, 2023, by and among The RMR Group LLC and Jonathan Pertchik (+). (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 3, 2023.)

21.1	Subsidiaries of the Registrant (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Filed herewith.)
31.1	Rule 13a-14(a) Certification (Filed herewith.)
31.2	Rule 13a-14(a) Certification (Filed herewith.)
32.1	Section 1350 Certification (Furnished herewith.)
97.1	The RMR Group Inc. Clawback Policy (Filed herewith.)
99.1
Letter, dated March 24, 2017, between The RMR Group LLC and Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust), regarding Second Amended and Restated Business Management Agreement. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 10, 2017.)

99.2
Letter, dated October 2, 2017, between The RMR Group LLC and Office Properties Income Trust (formerly known as Government Properties Income Trust), regarding Second Amended and Restated Property Management Agreement. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on December 12, 2017.)

99.3
Letter, dated January 17, 2018, between Office Properties Income Trust (as successor to Select Income REIT) and The RMR Group LLC, regarding Business Management Agreement and Property Management Agreement, between Industrial Logistics Properties Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on January 18, 2018.)

99.4
Letter, dated January 29, 2019, between The RMR Group LLC and Industrial Logistics Properties Trust, regarding Property Management Agreement, between Industrial Logistics Properties Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 10, 2019.)

99.5
Letter Agreement, dated as of February 21, 2020, between Industrial Logistics Properties Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 11, 2020.)

99.6
Letter, dated February 25, 2022, between Industrial Logistics Properties Trust and The RMR Group LLC regarding Business Management Agreement between Industrial Logistics Properties Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 4, 2022.)

99.7
Letter Agreement, dated as of May 1, 2023, between The RMR Group LLC and Service Properties Trust. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 9, 2023.)

99.8
Letter Agreement, dated as of May 25, 2023, between The RMR Group LLC and Office Properties Income Trust. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 9, 2023.)

99.9
Property Management Agreement, dated as of July 8, 2023, between The RMR Group LLC and Floral Vale LLC, a subsidiary of Seven Hills Realty Trust. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 9, 2023.)

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
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The RMR Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The RMR Group Inc. (the “Company”) as of September 30, 2023, and 2022, the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 15, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Identification of related parties and related party transactions - Refer to Notes 1, 2 and 5 to the financial statements
Critical Audit Matter Description
As discussed in Notes 1 and 2 to the financial statements, the Company generates its revenue by providing management services to four publicly traded equity real estate investment trusts, three real estate operating companies, and private capital vehicles, as well as providing advisory services to a publicly traded mortgage real estate investment trust, all of which are related parties. These entities are considered to be related parties for the reasons discussed in Note 5 to the financial statements. In addition, the Company has also entered into a number of other arrangements with its related persons and related parties (collectively, “related parties”), as further discussed in Note 5.
Given the number of related parties and related party transactions, we determined the identification of related parties and related party transactions to be a critical audit matter. Auditor judgment and effort was involved in assessing the sufficiency of the procedures the Company performed to identify related parties and related party transactions for disclosure within the financial statements.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the identification of related parties and related party transactions included the following, among others:
•We tested the effectiveness of controls over the Company’s identification of related party relationships and transactions.
•We evaluated the process used by management to identify related parties and related party transactions by:
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
•We compared the related parties and related party transactions disclosed in the financial statements to the listing of related parties compiled by the Company.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 15, 2023
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The RMR Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The RMR Group Inc. (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 15, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 15, 2023

The RMR Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$267,989	$189,088
Due from related parties	111,323	108,821
Prepaid and other current assets	6,997	5,372
Total current assets	386,309	303,281

Property and equipment, net	5,446	2,495
Due from related parties, net of current portion	7,261	14,557
Equity method investments accounted for under the fair value option	18,651	49,114
Goodwill and intangible assets, net of amortization	2,026	2,057
Operating lease right of use assets	29,032	28,894
Deferred tax asset	18,220	17,112
Other assets, net of amortization	115,479	124,895
Total assets	$582,424	$542,405

Liabilities and Equity
Current liabilities:
Reimbursable accounts payable and accrued expenses	$77,924	$80,221
Accounts payable and accrued expenses	19,144	16,745
Operating lease liabilities	5,068	4,693
Employer compensation liability	3,434	7,516
Total current liabilities	105,570	109,175

Operating lease liabilities, net of current portion	25,044	25,626
Amounts due pursuant to tax receivable agreement, net of current portion	20,886	23,308
Employer compensation liability, net of current portion	7,261	14,557
Total liabilities	158,761	172,666

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,950,000 and 31,600,000 shares authorized, respectively; 15,712,007 and 15,606,115 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	116,010	113,136
Retained earnings	413,096	355,949
Cumulative common distributions	(289,072)	(262,496)
Total shareholders’ equity	240,066	206,621
Noncontrolling interest	183,597	163,118
Total equity	423,663	369,739
Total liabilities and equity	$582,424	$542,405
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Income
(amounts in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2023	2022	2021
Revenues:
Management services	$185,702	$195,450	$171,102
Termination and incentive business management fees	45,942	—	620
Advisory services	4,520	4,530	3,956
Total management and advisory services revenues	236,164	199,980	175,678
Reimbursable compensation and benefits	59,925	56,684	52,369
Reimbursable equity based compensation	9,826	7,072	9,154
Other reimbursable expenses	656,401	568,767	370,037
Total reimbursable costs	726,152	632,523	431,560
Total revenues	962,316	832,503	607,238
Expenses:
Compensation and benefits	136,355	129,872	119,644
Equity based compensation	12,488	10,136	12,022
Separation costs	2,002	1,315	4,525
Total compensation and benefits expense	150,845	141,323	136,191
General and administrative	36,019	32,919	26,961
Other reimbursable expenses	656,401	568,767	370,037
Transaction and acquisition related costs	4,221	132	984
Depreciation and amortization	1,102	993	973
Total expenses	848,588	744,134	535,146
Operating income	113,728	88,369	72,092
Interest income	10,574	1,322	760
Gain on Tremont Mortgage Trust investment	—	—	2,059
Equity in earnings of investees	—	—	443
Gain on equity method investments accounted for under the fair value option	25,237	1,010	18,811
Income before income tax expense	149,539	90,701	94,165
Income tax expense	(21,768)	(13,233)	(13,152)
Net income	127,771	77,468	81,013
Net income attributable to noncontrolling interest	(70,624)	(43,464)	(45,317)
Net income attributable to The RMR Group Inc.	$57,147	$34,004	$35,696

Weighted average common shares outstanding - basic	16,426	16,338	16,266
Weighted average common shares outstanding - diluted	16,426	31,348	31,282

Net income attributable to The RMR Group Inc. per common share - basic	$3.44	$2.06	$2.18
Net income attributable to The RMR Group Inc. per common share - diluted	$3.44	$2.04	$2.15
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
Balance at September 30, 2020	$15	$1	$15	$106,622	$286,249	$(96,983)	$295,919	$244,983	$540,902
Share awards, net	—	—	—	3,288	—	—	3,288	—	3,288
Net income	—	—	—	—	35,696	—	35,696	45,317	81,013
Tax distributions to member	—	—	—	—	—	—	—	(14,705)	(14,705)
Common share distributions	—	—	—	—	—	(139,783)	(139,783)	(123,000)	(262,783)
Balance at September 30, 2021	15	1	15	109,910	321,945	(236,766)	195,120	152,595	347,715
Share awards, net	1	—	—	3,226	—	—	3,227	—	3,227
Net income	—	—	—	—	34,004	—	34,004	43,464	77,468
Tax distributions to member	—	—	—	—	—	—	—	(14,341)	(14,341)
Common share distributions	—	—	—	—	—	(25,730)	(25,730)	(18,600)	(44,330)
Balance at September 30, 2022	16	1	15	113,136	355,949	(262,496)	206,621	163,118	369,739
Share awards, net	—	—	—	2,874	—	—	2,874	—	2,874
Net income	—	—	—	—	57,147	—	57,147	70,624	127,771
Tax distributions to member	—	—	—	—	—	—	—	(30,945)	(30,945)
Common share distributions	—	—	—	—	—	(26,576)	(26,576)	(19,200)	(45,776)
Balance at September 30, 2023	$16	$1	$15	$116,010	$413,096	$(289,072)	$240,066	$183,597	$423,663
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Year Ended September 30,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$127,771	$77,468	$81,013
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,102	993	973
Straight line office rent	(345)	(352)	3
Amortization expense related to other assets	9,416	9,416	9,416
Provision (benefit) for deferred taxes	(1,108)	1,559	5,229
Operating expenses paid in The RMR Group Inc. common shares	3,608	3,774	4,122
Equity in earnings of investees	—	—	(443)
Distributions from equity method investments	2,221	841	1,456
Gain on Tremont Mortgage Trust investment	—	—	(2,059)
Gain on equity method investments accounted for under the fair value option	(25,237)	(1,010)	(18,811)
Changes in assets and liabilities:
Due from related parties	(6,584)	(18,720)	(4,278)
Prepaid and other current assets	(1,625)	649	(2,144)
Reimbursable accounts payable and accrued expenses	(2,297)	25,106	(964)
Accounts payable and accrued expenses	2,293	1,546	(1,719)
Net cash from operating activities	109,215	101,270	71,794

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,983)	(1,121)	(1,142)
Equity method investment in Seven Hills Realty Trust	—	(9,469)	—
Proceeds from sale of TravelCenters of America Inc. common shares	53,479	—	—
Net cash provided by (used in) investing activities	49,496	(10,590)	(1,142)

Cash Flows from Financing Activities:
Distributions to noncontrolling interest	(50,145)	(32,941)	(137,705)
Distributions to common shareholders	(26,576)	(25,730)	(139,783)
Repurchase of common shares	(734)	(547)	(834)
Payments under the tax receivable agreement	(2,355)	(2,209)	(2,158)
Net cash used in financing activities	(79,810)	(61,427)	(280,480)

Increase (decrease) in cash and cash equivalents	78,901	29,253	(209,828)
Cash and cash equivalents at beginning of period	189,088	159,835	369,663
Cash and cash equivalents at end of period	$267,989	$189,088	$159,835

Supplemental Cash Flow Information and Non-Cash Activities:
Income taxes paid	$21,233	$9,555	$10,047
Recognition of right of use assets and related lease liabilities	$5,057	$1,295	$2,249
Equity method investment in Seven Hills Realty Trust	$—	$—	$(8,513)
Equity method investment in Tremont Mortgage Trust	$—	$—	$6,454
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
As of September 30, 2023, RMR Inc. owned 15,712,007 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.7% of the economic interest of RMR LLC as of September 30, 2023. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.3% of the economic interest of RMR LLC as of September 30, 2023, which is presented as a noncontrolling interest within the consolidated financial statements. Adam D. Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns medical office and life science properties, senior living communities and other healthcare related properties; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns and leases office properties primarily to single tenants and those with high credit quality characteristics; and Service Properties Trust, or SVC, which owns a diverse portfolio of hotels and service-focused retail net lease properties. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs.
RMR LLC’s wholly owned subsidiary, Tremont Realty Capital LLC, or Tremont, an investment adviser registered with the Securities and Exchange Commission, or SEC, provides advisory services for Seven Hills Realty Trust, or SEVN. SEVN is a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont also provided advisory services to Tremont Mortgage Trust, or TRMT, until it merged with and into SEVN on September 30, 2021, or the Tremont Merger, with SEVN continuing as the surviving company. Tremont has in the past and may in the future manage additional accounts that invest in commercial real estate debt. Tremont may also act as a transaction broker for non-investment advisory clients for negotiated fees, which we refer to as the Tremont business.
RMR LLC also provided management services to TravelCenters of America Inc., or TA, until it was acquired by BP Products North America Inc., or BP, on May 15, 2023. TA, a publicly traded operating company until the time BP acquired it, operates and franchises travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities.
The Managed Equity REITs, SEVN, TRMT until September 30, 2021, and TA until May 15, 2023, are collectively referred to as the Perpetual Capital clients.
In addition, RMR LLC provides management services to private capital vehicles, including ABP Trust, AlerisLife Inc., or AlerisLife, Sonesta International Hotels Corporation, or Sonesta, and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. These clients are collectively referred to as the Private Capital clients. AlerisLife is an operator of senior living communities, many of which are owned by DHC, and as discussed in Note 5, Related Person Transactions, was a publicly traded company until March 20, 2023 when it was acquired by a subsidiary of ABP Trust. As a result of this transaction, amounts relating to AlerisLife are characterized as Private Capital for all periods presented. Sonesta is a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of the U.S. hotels that Sonesta operates are owned by SVC.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Acquisition of MPC Partnership Holdings LLC
On July 29, 2023, RMR LLC entered into an equity purchase agreement, or the Purchase Agreement, with MPC Partnership Holdings LLC, a Georgia limited liability company, or MPC. MPC, which does business as CARROLL, is a vertically-integrated platform focused on multifamily properties in the Sun Belt region of the United States.
Pursuant to the Purchase Agreement, and upon the terms and subject to the conditions thereof, RMR LLC will acquire all of the issued and outstanding equity interests of MPC for $80,000 in cash, subject to customary adjustments for cash, debt, transaction expenses, working capital and property management revenue at closing, plus up to an additional $20,000 of contingent consideration subject to the deployment of capital remaining in investment funds managed by MPC prior to the end of such fund’s investment period.
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
Revenue Recognition
Revenues from services we provide are recognized as earned over time as the services provided represent performance obligations that are satisfied over time.
Management Agreements with the Managed Equity REITs
We are party to a business management and a property management agreement with each Managed Equity REIT. The following is a summary of the fees we earn pursuant to our business management agreements with the Managed Equity REITs. For a summary of the fees we earn pursuant to our property management agreements with the Managed Equity REITs, see Property Management Agreements, below.
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
For the fiscal years ended September 30, 2023, 2022 and 2021, we earned aggregate base business management fees from the Managed Equity REITs of $85,603, $96,031 and $93,153, respectively.

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
The incentive business management fees are calculated for each Managed Equity REIT as 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the relevant measurement period, and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share, as defined in the applicable business management agreement, exceeded the applicable benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, as adjusted for net share issuances during the period and subject to caps on the values of the incentive fees. The measurement period for the annual incentive business management fees is defined as the three year period ending on December 31 of the year for which such fee is being calculated.
We did not earn incentive business management fees from the Managed Equity REITs for calendar years 2022, 2021 or 2020.
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
Other Management Agreements
We earn management fees by providing continuous services pursuant to the management agreements with ABP Trust regarding AlerisLife; with Sonesta; and until May 15, 2023, with TA; equal to 0.6% of: (i) in the case of AlerisLife, AlerisLife’s revenues from all sources reportable under GAAP, less any revenues reportable by AlerisLife with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP; and (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues. These management fees are estimated and payable in cash monthly in advance.
We also earn management fees from certain other Private Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable in cash monthly in arrears.
For the fiscal years ended September 30, 2023, 2022 and 2021, we earned aggregate base business management fees from TA and the Private Capital clients of $36,815, $39,653 and $30,105, respectively. In addition, in connection with BP’s acquisition of TA on May 15, 2023, TA terminated its business management agreement with us and paid us the applicable termination fee of $45,282.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Property Management Agreements
We earn property management fees by providing continuous services pursuant to property management agreements with the Managed Equity REITs, SEVN and certain Private Capital clients. We generally earn fees under these agreements equal to 3.0% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision services up to 5.0% of the cost of such construction.
For the fiscal years ended September 30, 2023, 2022 and 2021, we earned aggregate property management fees of $63,153, $59,667 and $47,377, respectively, including construction supervision fees of $18,443, $16,743 and $8,476, respectively.
Management Agreements with Advisory Clients
Tremont is primarily compensated pursuant to its management agreements with SEVN beginning on January 6, 2021, and until September 30, 2021, TRMT, when it was terminated in connection with the Tremont Merger, at an annual rate of 1.5% of equity, as defined in the applicable agreements.
For the fiscal years ended September 30, 2023, 2022 and 2021, we earned advisory services revenue of $4,520, $4,530 and $3,956, respectively.
Tremont may also earn an incentive fee under its management agreements equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero. The incentive fee may not be less than zero. For the fiscal years ended September 30, 2023, 2022 and 2021, Tremont earned incentive fees of $660, $0 and $620, respectively.
The Tremont business earns between 0.5% and 1.0% of the aggregate principal amounts of any loans it brokers for its non-investment advisory clients. For the fiscal years ended September 30, 2023, 2022 and 2021, the Tremont business earned fees for such brokerage services of $131, $99 and $467, respectively, which amounts are included in management services revenue in our consolidated statements of income.
Reimbursable Costs
We determined we control the services provided by third parties for certain of our clients and therefore account for the cost of these services and the related reimbursement revenue on a gross basis.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Equity Method Investments
Seven Hills Realty Trust
As of September 30, 2023, Tremont owned 1,708,058, or approximately 11.5%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our equity method investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of September 30, 2023 and 2022, based on quoted market prices, was $18,651 and $15,577, respectively. The unrealized gain (loss) in our consolidated statements of income related to our investment in SEVN was $5,295 and ($1,564) for the fiscal years ended September 30, 2023 and 2022, respectively. During the fiscal years ended September 30, 2023 and 2022, we received distributions from SEVN of $2,221 and $841, respectively.
Immediately prior to the consummation of the Tremont Merger, Tremont owned 1,600,100, or approximately 19.3%, of TRMT’s then outstanding common shares which were accounted for under the equity method of accounting. Pursuant to the equity method, we recorded our share of earnings from our investment in TRMT in equity in earnings of investees in our consolidated statements of income which totaled $443 for the fiscal year ended September 30, 2021. We received aggregate distributions from TRMT of $1,456 during the fiscal year ended September 30, 2021. Pursuant to the Tremont Merger, each common share of TRMT converted into 0.516 common shares of SEVN. Upon completion of the conversion, we elected the fair value option to account for our equity method investment in the surviving entity, SEVN. As a result, we recorded a gain of $2,059 equal to the difference between the cost basis of our investment in TRMT and the fair value of our investment in SEVN at the time of the Tremont Merger.
TravelCenters of America Inc.
We previously owned 621,853, or approximately 4.1%, of TA’s outstanding common shares, that had a cost of $13,701 and were accounted for using the equity method of accounting under the fair value option. As discussed in Note 5, Related Person Transactions, BP acquired TA on May 15, 2023 for $86.00 per share in cash. In connection with that acquisition, we received $53,479 for the TA common shares we owned and realized a gain of $39,778. We previously accounted for our investment in TA using the equity method of accounting because we were deemed to exert significant influence, but not control, over TA’s most significant activities. Under the fair value option, we determined fair value using the closing price of TA’s common shares as of the end of the period, which was a Level 1 fair value input, and recorded changes in fair value in earnings in our consolidated statements of income. We recorded gains in our consolidated statements of income related to our investment in TA of $19,942, $2,574 and $18,811 for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Property and Equipment
Property and equipment are stated at cost. Depreciation of furniture and equipment is computed using the straight line method over estimated useful lives ranging from three to ten years. Depreciation for leasehold improvements is computed using the straight line method over the term of the lesser of their useful lives or related lease agreements. Capitalized software costs, information technology labor and other personnel costs, are depreciated using the straight line method over useful lives ranging between three and five years.
The following is a summary of property and equipment presented in our consolidated balance sheets:

	September 30,
	2023	2022
Furniture and equipment	$7,681	$4,620
Leasehold improvements	581	244
Capitalized software costs	396	251
Total property and equipment	8,658	5,115
Accumulated depreciation	(3,212)	(2,620)
Property and equipment, net	$5,446	$2,495
Depreciation expense related to property and equipment and capitalized software costs for the fiscal years ended September 30, 2023, 2022 and 2021, was $1,071, $956 and $931, respectively.
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
The following is a summary of goodwill and intangible assets, net of amortization, presented in our consolidated balance sheets:

	September 30,
	2023	2022
Goodwill	$1,859	$1,859
Intangible assets, net of amortization	167	198
Goodwill and intangible assets, net of amortization	$2,026	$2,057
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
Other Assets
On June 5, 2015, in connection with the formation of RMR Inc., each of DHC, OPI (then Government Properties Income Trust, or GOV, and Select Income REIT, or SIR) and SVC contributed cash and shares with a combined value of $167,764. The consideration received from such Managed Equity REITs for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares in the amount of $193,806, which we recorded in other assets. The other assets

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

are being amortized against revenue recognized related to the management agreements using the straight line method through the period ended December 31, 2035. For the fiscal years ended September 30, 2023, 2022 and 2021, we reduced revenue by $9,416 each year, related to the amortization of these other assets. As of September 30, 2023, the remaining amount of these other assets to be amortized was $115,479.
Transaction and Acquisition Related Costs
Transaction and acquisition related costs include costs related to acquisitions and other strategic transactions. Such costs include legal, accounting, valuation, other professional or consulting fees. Transaction and acquisition related costs are expensed as incurred.
Segment Reporting
We report our results in a single reportable segment, which reflects how our chief operating decision maker allocates resources and evaluates our financial results. Because we have a single reportable segment, all required financial segment information can be found directly in our consolidated financial statements.
Note 3. Income Taxes
We are the sole managing member of RMR LLC. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its tax consolidated subsidiaries. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. During the fiscal years ended September 30, 2023, 2022 and 2021, all of our income before taxes was derived solely from domestic operations.
We had a provision (benefit) for income taxes which consists of the following:

	Fiscal Year Ended September 30,
	2023	2022	2021
Current:
Federal	$16,922	$8,553	$5,820
State	5,954	3,121	2,103
Deferred:
Federal	(940)	1,176	3,834
State	(168)	383	1,395
Total	$21,768	$13,233	$13,152
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year Ended September 30,
	2023	2022	2021
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.0%	3.0%	3.1%
Permanent items	0.5%	0.7%	0.6%
Net income attributable to noncontrolling interest	(9.9)%	(10.1)%	(10.1)%
Other (1)	—%	—%	(0.6)%
Total	14.6%	14.6%	14.0%
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
The components of the deferred tax assets as of September 30, 2023 and 2022 are entirely comprised of the outside basis difference in our partnership interest in RMR LLC.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

We remain subject to income tax examinations for our U.S. federal, state and local income taxes generally for fiscal years ended September 30, 2020 through September 30, 2022.
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of September 30, 2023, 2022 and 2021, we had no uncertain tax positions.
Note 4. Fair Value of Financial Instruments
As of September 30, 2023 and 2022, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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
The following table presents our assets and liabilities that have been measured at fair value using Level 1 inputs in the fair value hierarchy as of September 30, 2023 and 2022:

	September 30,
	2023	2022
Current portion of due from related parties related to share based payment awards	$3,434	$7,516
Long term portion of due from related parties related to share based payment awards	7,261	14,557
Equity method investment in SEVN	18,651	15,577
Equity method investment in TA	—	33,537
Current portion of employer compensation liability related to share based payment awards	3,434	7,516
Long term portion of employer compensation liability related to share based payment awards	7,261	14,557
Note 5. Related Person Transactions
Adam D. Portnoy, Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interests of ABP Trust. RMR Inc.’s executive officers are officers and employees of RMR LLC, and Jennifer B. Clark, our other Managing Director, and Matthew P. Jordan, our Executive Vice President, Chief Financial Officer and Treasurer, are also officers of ABP Trust.
Mr. Portnoy is the chair of the board and a managing trustee of each of the Perpetual Capital clients, the controlling shareholder and a director of Sonesta (and its parent) and was the chair of the board and a managing director of AlerisLife until March 20, 2023 when AlerisLife was acquired by ABP Trust. Since March 20, 2023, Mr. Portnoy is the sole director of AlerisLife. Mr. Portnoy was the chair of the board and a managing director of TA until May 15, 2023 when TA was acquired by BP. Ms. Clark is a managing trustee of OPI and a director of Sonesta (and its parent), and she previously served as a managing director of AlerisLife until March 20, 2023. Ms. Clark also serves as the secretary of all the Perpetual Capital clients, Sonesta and AlerisLife.
As of September 30, 2023, Adam D. Portnoy beneficially owned, 13.4% of SEVN’s outstanding common shares (including through Tremont and ABP Trust) and 9.8% of DHC’s outstanding common shares (including through ABP Trust). In addition, Mr. Portnoy beneficially owns shares of ILPT, OPI, SVC, and prior to May 15, 2023, TA, comprising less than 5.0% of the outstanding shares of each of those respective companies.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The Managed Equity REITs and SEVN have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. The officers of the Managed Equity REITs are officers or employees of RMR LLC. All the officers, overhead and required office space of SEVN are provided or arranged by Tremont, and prior to the Tremont Merger, Tremont provided or arranged for the officers, overhead and required office space for TRMT. All of SEVN’s officers are officers or employees of Tremont or RMR LLC. Some of the executive officers of TA (prior to May 15, 2023), one of the executive officers of AlerisLife and one of the executive officers of Sonesta are (or were with respect to TA) officers or employees of RMR LLC. Our executive officers are also managing trustees of certain of the Perpetual Capital clients.
Revenues from Related Parties
For the fiscal years ended September 30, 2023, 2022 and 2021, we recognized revenues from related parties as set forth in the following tables:

	Fiscal Year Ended September 30, 2023
	Total	Total
	Management and Advisory	Reimbursable	Total
	Services Revenues	Costs	Revenues
Perpetual Capital:
DHC	$23,675	$156,224	$179,899
ILPT	36,834	40,438	77,272
OPI	38,163	334,208	372,371
SVC	40,543	117,421	157,964
Total Managed Equity REITs	139,215	648,291	787,506
SEVN	5,188	4,865	10,053
TA (1)	55,214	3,476	58,690
	199,617	656,632	856,249

Private Capital:
AlerisLife	5,414	97	5,511
Sonesta	9,471	544	10,015
Other private entities	21,531	68,879	90,410
	36,416	69,520	105,936

Total revenues from related parties	236,033	726,152	962,185
Revenues from unrelated parties	131	—	131
Total revenues	$236,164	$726,152	$962,316
(1)On May 15, 2023, BP acquired TA and TA terminated its management agreement with us. In connection with the termination of TA’s management agreement, we received the applicable termination fee of $45,282. For further information, see “TA Merger” below.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2022
	Total	Total
	Management and Advisory	Reimbursable	Total
	Services Revenues	Costs	Revenues
Perpetual Capital: (1)
DHC	$30,343	$157,770	$188,113
ILPT	31,354	33,593	64,947
OPI	42,204	308,139	350,343
SVC	44,193	67,844	112,037
Total Managed Equity REITs	148,094	567,346	715,440
SEVN	4,530	5,692	10,222
TA	15,926	2,060	17,986
	168,550	575,098	743,648

Private Capital: (1)
AlerisLife	4,908	309	5,217
Sonesta	8,726	396	9,122
Other private entities	17,697	56,720	74,417
	31,331	57,425	88,756

Total revenues from related parties	199,881	632,523	832,404
Revenues from unrelated parties	99	—	99
Total revenues	$199,980	$632,523	$832,503
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2021
	Total	Total
	Management and Advisory	Reimbursable	Total
	Services Revenues	Costs	Revenues
Perpetual Capital:
DHC	$36,372	$135,146	$171,518
ILPT	17,745	20,094	37,839
OPI	37,251	206,351	243,602
SVC	45,854	33,552	79,406
Total Managed Equity REITs	137,222	395,143	532,365
SEVN	2,798	2,129	4,927
TRMT (1)	1,778	3,620	5,398
TA	13,727	774	14,501
	155,525	401,666	557,191

Private Capital:
AlerisLife	7,123	368	7,491
Sonesta	4,497	196	4,693
Other private entities	8,066	29,330	37,396
	19,686	29,894	49,580

Total revenues from related parties	175,211	431,560	606,771
Revenues from unrelated parties	467	—	467
Total revenues	$175,678	$431,560	$607,238
(1)As discussed in Note 1, Organization, TRMT merged with and into SEVN on September 30, 2021, with SEVN continuing as the surviving company. This table presents revenues for the fiscal year ended September 30, 2021, for TRMT separately as they relate to a period prior to the Tremont Merger.
For additional information regarding our management or advisory agreements with these related parties, see Note 2, Summary of Significant Accounting Policies.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table presents amounts due from related parties as of the dates indicated:

	September 30,
	2023			2022
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$5,953	$13,434	$19,387	$8,098	$14,148	$22,246
ILPT	4,597	5,869	10,466	3,235	13,717	16,952
OPI	7,427	51,912	59,339	335	47,943	48,278
SVC	5,528	8,423	13,951	5,627	5,357	10,984
Total Managed Equity REITs	23,505	79,638	103,143	17,295	81,165	98,460
SEVN	1,663	1,921	3,584	1,768	1,262	3,030
TA	—	—	—	124	11,635	11,759
	25,168	81,559	106,727	19,187	94,062	113,249

Private Capital:
AlerisLife	74	—	74	112	492	604
Sonesta	89	—	89	127	290	417
Other private entities	4,634	7,060	11,694	1,658	7,450	9,108
	4,797	7,060	11,857	1,897	8,232	10,129
	$29,965	$88,619	$118,584	$21,084	$102,294	$123,378
Leases
As of September 30, 2023, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. During the fiscal years ended September 30, 2023, 2022 and 2021, we incurred rental expense under related party leases aggregating $5,329, $5,859 and $5,667, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated. For additional information regarding these leases, see Note 10, Leases.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to our dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by us. as a result of the tax receivable agreement. During the fiscal years ended September 30, 2023, 2022 and 2021, we paid $2,355, $2,209 and $2,158, respectively, to ABP Trust pursuant to the tax receivable agreement. As of September 30, 2023, our consolidated balance sheet reflects a liability related to the tax receivable agreement of $23,229, including $2,343 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2024.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, subject to future adjustment based on actual results. For the fiscal years ended September 30, 2023, 2022 and 2021, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $65,486, $30,281 and $31,469, respectively, of which $34,541, $15,940 and $16,764, respectively, was distributed to us and $30,945, $14,341 and $14,705, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

percentage. The amounts distributed to us were eliminated in our consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We use funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
Purchase of SEVN Shares
On May 11, 2022, Tremont purchased 882,407 SEVN common shares of beneficial interest from Diane Portnoy, the mother of Adam D. Portnoy, for an aggregate purchase price of $9,469.
ABP Trust’s Acquisition of AlerisLife
On March 20, 2023, ABP Trust acquired AlerisLife, or the AlerisLife Acquisition. In connection with the AlerisLife Acquisition, AlerisLife terminated its management agreement with RMR LLC and RMR LLC waived its right to receive payment of the termination fee that would have otherwise resulted due to such termination. In consideration of this waiver, RMR LLC and ABP Trust amended and restated their management agreement to provide that (i) RMR LLC will also provide services to AlerisLife at ABP Trust’s request, (ii) ABP Trust will pay to RMR LLC management fees with respect to AlerisLife, which fees are calculated based upon AlerisLife’s revenues in the same manner as such fees would have been calculated under AlerisLife’s terminated management agreement with RMR LLC, and (iii) AlerisLife’s properties will not be subject to ABP Trust’s property management agreement with RMR LLC.
TA Merger
On May 15, 2023, BP acquired TA for $86.00 per TA common share in cash, or the TA Merger. RMR LLC received $53,479 for its TA common shares in the transaction. Upon consummation of the acquisition, TA terminated its business management agreement with us and in accordance with its terms paid us the applicable termination fee of $45,282.
Termination of OPI’s Merger Agreement with DHC
On September 1, 2023, DHC and OPI mutually agreed to terminate the Agreement and Plan of Merger, dated April 11, 2023, or the DHC-OPI Merger Agreement. Contemporaneously with the execution of the DHC-OPI Merger Agreement, we, DHC and OPI entered into a letter agreement, pursuant to which, we and DHC acknowledged and agreed that, effective upon the consummation of the transactions contemplated by the DHC-OPI Merger Agreement, or the DHC-OPI Merger, DHC shall have terminated its business and property management agreements with us for convenience, and we shall have waived our right to receive payment of the termination fee pursuant to each such agreement upon such termination. Since the DHC-OPI Merger was not consummated, DHC’s business and property management agreements with us were not terminated and remain in effect. Contemporaneously with the execution of the DHC-OPI Merger Agreement, RMR LLC and OPI entered into a Third Amended and Restated Property Management Agreement, or the OPI Amended Property Management Agreement. The effectiveness of the OPI Amended Property Management Agreement was conditioned upon the consummation of the DHC-OPI Merger. Since the DHC-OPI Merger was not consummated, the OPI Amended Property Management Agreement did not become effective, and OPI’s existing property management agreement with us remains in effect.
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
•Founders Registration Rights and Lock-Up Agreements. Adam D. Portnoy and ABP Trust are parties to a registration rights and lock-up agreement with each of DHC, OPI and SVC with respect to each such Managed Equity REITs’ common shares. Pursuant to that agreement, ABP Trust and Adam D. Portnoy agreed not to transfer the Managed Equity REITs’ common shares they acquired in connection with RMR LLC’s reorganization in June 2015 for a period of ten years, subject to certain exceptions, and each of those Managed Equity REITs has granted ABP Trust and Adam D. Portnoy demand and piggyback registration rights, subject to certain limitations.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Separation Arrangements
We enter into retirement agreements with certain of our former executive officers. Pursuant to these agreements, we make various cash payments and accelerate the vesting of unvested shares of RMR Inc. previously awarded to these retiring officers. We also enter into separation arrangements from time to time with executive and nonexecutive officers and employees of ours. All costs associated with separation arrangements, for which there remain no substantive performance obligations, are recorded in our consolidated statements of income as separation costs.
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
For the fiscal years ended September 30, 2023, 2022 and 2021, we recognized separation costs of $2,002, $1,315 and $4,525, respectively, including cash separation costs of $1,520, $1,152 and $4,042, respectively, and equity based separation costs of $482, $163 and $483, respectively.
SEVN Property Management Agreement
We entered into a property management agreement with SEVN in July 2023 with respect to an office property SEVN owns. Pursuant to this agreement, we provide property management services and SEVN pays us fees equal to 3.0% of gross collected rents. Also under the terms of this property management agreement, SEVN pays us additional fees for construction supervision services equal to 5.0% of the cost of such construction. Either we or SEVN may terminate this agreement upon 30 days’ prior notice. No termination fee would be payable as a result of terminating the agreement.
Other
The Managed Equity REITs and SEVN award, and during calendar years 2021 and 2022, AlerisLife and TA awarded, common shares directly to certain of our officers and employees in connection with the provision of services to those companies. For a description of the accounting implications to us of these share awards, see Note 2, Summary of Significant Accounting Policies, and Note 6, Shareholders’ Equity.
The compensation of certain senior executives of TA (prior to May 15, 2023), one senior executive of AlerisLife and one senior executive of Sonesta, who are also employees or officers of RMR LLC, is the sole responsibility of the party to or on behalf of which the individual renders services. In the past, because at least 80.0% of each of these executives’ business time was devoted to services to TA, AlerisLife or Sonesta, as applicable, 80.0% of their total cash compensation was paid by TA, AlerisLife or Sonesta, as applicable, and the remainder was paid by RMR LLC.
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
Issuances and Repurchases
We award our Class A Common Shares to our officers and employees under the Amended and Restated 2016 Omnibus Equity Plan, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. During the fiscal years ended September 30, 2023, 2022 and 2021, we awarded to our Managing Directors, in their capacities as our officers and employees, and to certain of our other officers and employees, an aggregate of 121,200, 125,700 and 96,300, respectively, of our Class A Common Shares. We also awarded to each of our Managing Directors and Independent Directors, 3,000 of our Class A Common Shares during each of the fiscal years ended September 30, 2023, 2022 and 2021, as part of his or her annual compensation for serving as a Director.
The Class A Common Shares awarded to our Independent Directors and Managing Directors, in their capacities as Directors, vest immediately and are included in general and administrative expense in our consolidated statements of income. The Class A Common Shares awarded to our Managing Directors, in their capacities as our officers and employees, and to our other officers and employees vest in five equal, consecutive, annual installments beginning on the date of the award and are included in equity based compensation expense in our consolidated statements of income. We recognize forfeitures as they occur. During the fiscal years ended September 30, 2023, 2022 and 2021, we recognized forfeitures of $93, $55 and $22, respectively. During the fiscal years ended September 30, 2023, 2022 and 2021, we recorded general and administrative expenses of $464, $547 and $771, respectively, and equity based compensation expenses of $2,662, $3,064 and $2,868, respectively, related to awards we made under the 2016 Plan.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations for those eligible to do so. The repurchase price is based on the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq. The aggregate value of Class A Common Shares repurchased during the fiscal years ended September 30, 2023, 2022 and 2021, was $734, $547 and $834, respectively, which is recorded as a decrease to additional paid in capital included in shareholders’ equity in our consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
A summary of shares awarded and vested, including shares withheld, repurchased or forfeited, under the terms of the 2016 Plan for the fiscal years ended September 30, 2023, 2022 and 2021 is as follows:

	2023		2022		2021
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Award Date	of	Award Date	of	Award Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	202,740	$30.14	160,310	$37.36	143,990	$44.10
Shares awarded	139,200	$24.92	143,700	$26.82	114,300	$35.23
Vested shares withheld and repurchased	(29,628)	$24.76	(20,911)	$26.15	(24,125)	$34.57
Shares vested	(104,012)	$24.82	(78,449)	$26.85	(73,275)	$36.13
Shares forfeited	(3,680)	$25.40	(1,910)	$28.96	(580)	$37.65
Unvested shares, end of year	204,620	$26.90	202,740	$30.14	160,310	$37.36

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The 204,620 unvested shares as of September 30, 2023 are scheduled to vest as follows: 73,760 shares in 2024, 60,780 shares in 2025, 45,840 shares in 2026 and 24,240 shares in 2027. As of September 30, 2023, the estimated future compensation expense for the unvested shares was $5,505 based on the award date fair value of these shares. The weighted average period over which this compensation expense will be recorded is approximately 25 months.
As of September 30, 2023, 237,993 of our Class A Common Shares remained available for award under the 2016 Plan.
Distributions
During the fiscal years ended September 30, 2023, 2022 and 2021, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Fiscal Year Ended September 30, 2023
10/13/2022	10/24/2022	11/17/2022	$0.40	$6,642
1/12/2023	1/23/2023	2/16/2023	0.40	6,641
4/13/2023	4/24/2023	5/18/2023	0.40	6,648
7/13/2023	7/24/2023	8/17/2023	0.40	6,645
			$1.60	$26,576
Fiscal Year Ended September 30, 2022
10/14/2021	10/25/2021	11/18/2021	$0.38	$6,264
1/13/2022	1/24/2022	2/17/2022	0.38	6,265
4/14/2022	4/25/2022	5/19/2022	0.40	6,601
7/14/2022	7/25/2022	8/18/2022	0.40	6,600
			$1.56	$25,730
Fiscal Year Ended September 30, 2021
10/15/2020	10/26/2020	11/19/2020	$0.38	$6,230
1/14/2021	1/25/2021	2/18/2021	0.38	6,230
4/15/2021	4/26/2021	5/20/2021	0.38	6,237
7/15/2021	7/26/2021	8/19/2021	0.38	6,235
8/25/2021	9/6/2021	9/16/2021	7.00	114,851
			$8.52	$139,783

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Fiscal Year Ended September 30, 2023
10/13/2022	10/24/2022	11/17/2022	$0.32	$10,114	$5,314	$4,800
1/12/2023	1/23/2023	2/16/2023	0.32	10,113	5,313	4,800
4/13/2023	4/24/2023	5/18/2023	0.32	10,118	5,318	4,800
7/13/2023	7/24/2023	8/17/2023	0.32	10,116	5,316	4,800
			$1.28	$40,461	$21,261	$19,200
Fiscal Year Ended September 30, 2022
10/14/2021	10/25/2021	11/18/2021	$0.30	$9,446	$4,946	$4,500
1/13/2022	1/24/2022	2/17/2022	0.30	9,446	4,946	4,500
4/14/2022	4/25/2022	5/19/2022	0.32	10,080	5,280	4,800
7/14/2022	7/25/2022	8/18/2022	0.32	10,080	5,280	4,800
			$1.24	$39,052	$20,452	$18,600
Fiscal Year Ended September 30, 2021
10/15/2020	10/26/2020	11/19/2020	$0.30	$9,419	$4,919	$4,500
1/14/2021	1/25/2021	2/18/2021	0.30	9,419	4,919	4,500
4/15/2021	4/26/2021	5/20/2021	0.30	9,424	4,924	4,500
7/15/2021	7/26/2021	8/19/2021	0.30	9,422	4,922	4,500
8/25/2021	9/6/2021	9/16/2021	7.00	219,851	114,851	105,000
			$8.20	$257,535	$134,535	$123,000
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On October 12, 2023, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 23, 2023, in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,684. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,148, of which $5,348 will be distributed to us based on our aggregate ownership of 16,711,047 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about November 16, 2023.
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
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, the assumed redemption would have on earnings per share, we considered net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the fiscal year ended September 30, 2023, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive. For the fiscal years ended September 30, 2022 and 2021, the assumed redemption is dilutive to earnings per share.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The calculation of basic and diluted earnings per share for the fiscal years ended September 30, 2023, 2022 and 2021, is as follows (amounts in thousands, except per share amounts):

	Fiscal Year Ended September 30,
	2023	2022	2021
Numerators:
Net income attributable to The RMR Group Inc.	$57,147	$34,004	$35,696
Less: income attributable to unvested participating securities	(651)	(329)	(309)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	56,496	33,675	35,387
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	—	329	309
Add back: net income attributable to noncontrolling interest	—	43,464	45,317
Add back: income tax expense	—	13,233	13,152
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	—	(26,732)	(27,061)
Net income used in calculating diluted EPS	$56,496	$63,969	$67,104

Denominators:
Common shares outstanding	16,712	16,606	16,485
Less: unvested participating securities and incremental impact of weighted average	(286)	(268)	(219)
Weighted average common shares outstanding - basic	16,426	16,338	16,266
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	—	15,000	15,000
Add: incremental unvested shares	—	10	16
Weighted average common shares outstanding - diluted	16,426	31,348	31,282

Net income attributable to The RMR Group Inc. per common share - basic	$3.44	$2.06	$2.18
Net income attributable to The RMR Group Inc. per common share - diluted	$3.44	$2.04	$2.15
(1)Income tax expense assumes the hypothetical conversion of the noncontrolling interest, which results in estimated tax rates of 29.5% and 28.7% for the fiscal years ended September 30, 2022 and 2021, respectively.
Note 8. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the fiscal years ended September 30, 2023, 2022 and 2021, is calculated as follows:

	Fiscal Year Ended September 30,
	2023	2022	2021
Income before income tax expense	$149,539	$90,701	$94,165
RMR Inc. franchise tax expense and interest income	(755)	568	763
Net income before noncontrolling interest	148,784	91,269	94,928
Net income attributable to noncontrolling interest	(70,624)	(43,464)	(45,317)
Net income attributable to RMR Inc. before income tax expense	78,160	47,805	49,611
Income tax expense attributable to RMR Inc.	(21,768)	(13,233)	(13,152)
RMR Inc. franchise tax expense and interest income	755	(568)	(763)
Net income attributable to RMR Inc.	$57,147	$34,004	$35,696

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 9. Employee Benefits
We have established a defined contribution savings plan for eligible employees under the provisions of U.S. Internal Revenue Code Section 401(k) whereby we contribute 100.0% of the first 3.0% and 50.0% of the next 2.0% of an employee’s cash compensation contributed to the plan up to stated maximums. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Employees’ contributions and our related matching contributions are fully vested when made. Our plan contributions and expenses for the fiscal years ended September 30, 2023, 2022 and 2021, were $2,992, $2,726 and $2,633, respectively.
Note 10. Leases
We enter into operating leases, as the lessee, for office space and vehicles and determine if an arrangement is a lease at inception of the arrangement. Operating lease liabilities and right of use assets are recognized on our consolidated balance sheet for leases with an initial term greater than 12 months based on the present value of the future minimum lease payments over the lease term using our estimated incremental borrowing rate. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term. When additional payments are based on usage or vary based on other factors, they are expensed when incurred as variable lease expense. Certain leases include lease and non-lease components, which we account for as a single lease component. Minimum lease payments for leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. As of September 30, 2023, we had 48 leases that expire at various dates through 2031, with a weighted average remaining lease term of 6.1 years and a weighted average discount rate of 3.7%.
For the fiscal years ended September 30, 2023, 2022 and 2021, the components of operating lease costs were as follows:

	Fiscal Year Ended September 30,
	2023	2022	2021
Fixed rent expense (1)	$6,272	$6,144	$5,757
Variable lease payments	907	1,001	727
Total cash portion of rent expense	7,179	7,145	6,484
Non-cash straight line rent expense	(345)	(352)	3
Total operating lease costs	$6,834	$6,793	$6,487
(1)Includes expense for leases with an initial term of 12 months or less of $76, $83 and $138 for the fiscal years ended September 30, 2023, 2022 and 2021, respectively.
The following table presents the undiscounted cash flows on an annual fiscal year basis for our operating lease liabilities as of September 30, 2023:

Fiscal Year	Amount
2024	$6,305
2025	5,980
2026	5,353
2027	4,917
2028	4,313
Thereafter	6,650
Total lease payments (1)	33,518
Less: imputed interest (1)	(3,406)
Present value of operating lease liabilities	30,112
Less: current portion of operating lease liabilities	(5,068)
Operating lease liabilities, net of current portion	$25,044
(1)     Excludes $690 of lease payments for signed leases that have not yet commenced.
As of September 30, 2023, $25,446 of total lease payments and $2,524 of imputed interest are for our principal executive offices, which are leased from an affiliate of ABP Trust pursuant to a lease agreement that expires in 2030.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RMR GROUP INC.
By:	/s/ Adam D. Portnoy
Adam D. Portnoy
Managing Director, President and Chief Executive Officer
Dated:	November 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam D. Portnoy	Managing Director, President and Chief Executive Officer	November 15, 2023
Adam D. Portnoy	(principal executive officer)

/s/ Matthew P. Jordan	Executive Vice President, Chief Financial Officer and Treasurer	November 15, 2023
Matthew P. Jordan	(principal financial officer and principal accounting officer)

/s/ Jennifer B. Clark	Managing Director, Executive Vice President, General Counsel	November 15, 2023
Jennifer B. Clark	and Secretary

/s/ Ann Logan	Independent Director	November 15, 2023
Ann Logan

/s/ Rosen Plevneliev	Independent Director	November 15, 2023
Rosen Plevneliev

/s/ Jonathan Veitch	Independent Director	November 15, 2023
Jonathan Veitch

/s/ Walter C. Watkins, Jr.	Independent Director	November 15, 2023
Walter C. Watkins, Jr.