Form 10-Q
period 2023-12-31
RMR GROUP INC.
filed 2024-02-07
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of February 5, 2024, there were 15,708,723 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

December 31, 2023

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	December 31,	September 30,
	2023	2023
Assets
Cash and cash equivalents	$202,428	$267,989
Due from related parties	114,006	111,323
Prepaid and other current assets	9,271	6,997
Total current assets	325,705	386,309
Property and equipment, net of accumulated depreciation of $3,112 and $3,212, respectively	14,728	5,446
Due from related parties, net of current portion	8,987	7,261
Equity method investments	22,102	18,651
Goodwill	71,620	1,859
Intangible assets, net of accumulated amortization of $1,113 and $983, respectively	21,356	167
Operating lease right of use assets	30,464	29,032
Deferred tax asset	17,356	18,220
Other assets, net of accumulated amortization of $80,678 and $78,324, respectively	113,125	115,479
Total assets	$625,443	$582,424

Liabilities and Equity
Reimbursable accounts payable and accrued expenses	$77,709	$77,924
Accounts payable and accrued expenses	42,494	22,578
Operating lease liabilities	5,875	5,068
Total current liabilities	126,078	105,570
Operating lease liabilities, net of current portion	25,580	25,044
Amounts due pursuant to tax receivable agreement, net of current portion	20,886	20,886
Other liabilities	23,534	7,261
Mortgage note payable	4,730	—
Total liabilities	200,808	158,761

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,950,000 shares authorized; 15,710,555 and 15,712,007 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	116,598	116,010
Retained earnings	420,093	413,096
Cumulative common distributions	(295,756)	(289,072)
Total shareholders’ equity	240,967	240,066
Noncontrolling interest in The RMR Group LLC	183,226	183,597
Noncontrolling interest in consolidated entity	442	—
Total noncontrolling interests	183,668	183,597
Total equity	424,635	423,663
Total liabilities and equity	$625,443	$582,424
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	December 31,
	2023	2022
Revenues:
Management services	$45,094	$48,548
Incentive fees	299	—
Advisory services	1,125	1,091
Total management, incentive and advisory services revenues	46,518	49,639
Reimbursable compensation and benefits	16,828	14,323
Reimbursable equity based compensation	2,327	2,289
Other reimbursable expenses	195,998	184,489
Total reimbursable costs	215,153	201,101
Total revenues	261,671	250,740
Expenses:
Compensation and benefits	34,772	33,264
Equity based compensation	2,829	2,850
Separation costs	3,544	438
Total compensation and benefits expense	41,145	36,552
General and administrative	9,511	9,163
Other reimbursable expenses	195,998	184,489
Transaction and acquisition related costs	3,987	—
Depreciation and amortization	423	268
Total expenses	251,064	230,472
Operating income	10,607	20,268
Interest income	3,508	1,770
Gain (loss) on equity method investments	4,049	(5,314)
Income before income tax expense	18,164	16,724
Income tax expense	(2,638)	(2,484)
Net income	15,526	14,240
Net income attributable to noncontrolling interest in The RMR Group LLC	(8,531)	(7,903)
Net loss attributable to noncontrolling interest in consolidated entity	2	—
Net income attributable to The RMR Group Inc.	$6,997	$6,337

Weighted average common shares outstanding - basic	16,508	16,404
Weighted average common shares outstanding - diluted	31,512	31,413

Net income attributable to The RMR Group Inc. per common share - basic	$0.42	$0.38
Net income attributable to The RMR Group Inc. per common share - diluted	$0.41	$0.37
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

								Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Consolidated Entity	Total Equity
Balance at September 30, 2023	$16	$1	$15	$116,010	$413,096	$(289,072)	$240,066	$183,597	$—	$423,663
Share awards, net	—	—	—	588	—	—	588	—	—	588
Net income	—	—	—	—	6,997	—	6,997	8,531	(2)	15,526
Tax distributions to member	—	—	—	—	—	—	—	(4,102)	—	(4,102)
Common share distributions	—	—	—	—	—	(6,684)	(6,684)	(4,800)	—	(11,484)
Acquisition of MPC Partnership Holdings LLC	—	—	—	—	—	—	—	—	444	444
Balance at December 31, 2023	$16	$1	$15	$116,598	$420,093	$(295,756)	$240,967	$183,226	$442	$424,635

Balance at September 30, 2022	$16	$1	$15	$113,136	$355,949	$(262,496)	$206,621	$163,118	$—	$369,739
Share awards, net	—	—	—	594	—	—	594	—	—	594
Net income	—	—	—	—	6,337	—	6,337	7,903	—	14,240
Tax distributions to member	—	—	—	—	—	—	—	(3,839)	—	(3,839)
Common share distributions	—	—	—	—	—	(6,642)	(6,642)	(4,800)	—	(11,442)
Balance at December 31, 2022	$16	$1	$15	$113,730	$362,286	$(269,138)	$206,910	$162,382	$—	$369,292
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$15,526	$14,240
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	423	268
Straight line office rent	(89)	(100)
Amortization expense related to other assets	2,354	2,354
Provision (benefit) for deferred income taxes	864	(440)
Operating expenses paid in The RMR Group Inc. common shares	600	619
Distributions from investments	598	427
(Gain) loss on equity method investments	(4,049)	5,314
Changes in assets and liabilities:
Due from related parties	4,491	(11,856)
Prepaid and other current assets	(901)	(378)
Reimbursable accounts payable and accrued expenses	(215)	6,992
Accounts payable and accrued expenses	10,329	10,660
Net cash from operating activities	29,931	28,100

Cash Flows from Investing Activities:
Acquisition of MPC Partnership Holdings LLC, net of cash acquired	(78,771)	—
Purchase of property and equipment	(1,123)	(917)
Net cash used in investing activities	(79,894)	(917)

Cash Flows from Financing Activities:
Distributions to noncontrolling interests	(8,902)	(8,639)
Distributions to common shareholders	(6,684)	(6,642)
Repurchase of common shares	(12)	(25)
Net cash used in financing activities	(15,598)	(15,306)

(Decrease) increase in cash and cash equivalents	(65,561)	11,877
Cash and cash equivalents at beginning of period	267,989	189,088
Cash and cash equivalents at end of period	$202,428	$200,965

Supplemental Disclosures:
Income taxes paid	$220	$—

Non-cash investing and financing activities:
Recognition of right of use assets and related lease liabilities	$2,652	$2,769
Recognition of earnout liability	$14,547	$—
Write-off of fully depreciated property and equipment	$393	$227
Assumption of mortgage note payable	$5,429	$—
See accompanying notes.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 1. Organization
The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC. RMR Inc. is a Maryland corporation and RMR LLC is a Maryland limited liability company. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. In these condensed consolidated financial statements, unless otherwise indicated, “we”, “us” and “our” refer to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC.
As of December 31, 2023, RMR Inc. owned 15,710,555 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.7% of the economic interest of RMR LLC as of December 31, 2023. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.3% of the economic interest of RMR LLC as of December 31, 2023, which is presented as noncontrolling interest in The RMR Group LLC within the condensed consolidated financial statements. Adam D. Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
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
RMR LLC also provided management services to TravelCenters of America Inc., or TA, until it was acquired by BP Products North America Inc., or BP, on May 15, 2023. TA, a publicly traded operating company until the time BP acquired it, operates and franchises travel centers primarily along the United States, or U.S., interstate highway system, many of which are owned by SVC, and standalone truck service facilities. The Managed Equity REITs, SEVN, and until May 15, 2023, TA, are collectively referred to as the Perpetual Capital clients.
RMR LLC provides management services to AlerisLife Inc., or AlerisLife, an operator of senior living communities, many of which are owned by DHC, and Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East, and many of the U.S. hotels that Sonesta operates are owned by SVC.
On December 19, 2023, or the Acquisition Date, RMR LLC acquired MPC Partnership Holdings LLC, or MPC, including MPC’s management agreements, or the Acquisition. In connection with the Acquisition, RMR LLC started providing management services through MPC and its subsidiaries to multiple private funds and the underlying residential real estate assets of the funds. The residential real estate we manage through MPC and its subsidiaries are presented as RMR Residential in these condensed consolidated financial statements. For additional information regarding the Acquisition, see Note 3, Acquisition of MPC Partnership Holdings LLC.
In addition, RMR LLC provides management services to other private capital vehicles including ABP Trust and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. These other private clients, along with AlerisLife, Sonesta and clients of RMR Residential are collectively referred to as the Private Capital clients.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 2. Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, or our 2023 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
We report our results in a single reportable segment, which reflects how our chief operating decision maker, or the CODM, allocates resources and evaluates our financial results. Preparation of these financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these condensed consolidated financial statements and related notes. Significant estimates in the accompanying condensed consolidated financial statements include purchase price allocations, useful lives of intangibles and the fair value of certain assets and liabilities. The actual results could differ from these estimates.
Recent Accounting Pronouncements
Segments. On November 27, 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Codification, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the CODM and included in each reported measure of segment profit or loss; ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting, or ASC 280, in interim periods; and iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. Public entities with a single reportable segment must apply all the disclosure requirements of ASU No. 2023-07, as well as all the existing segment disclosures under ASC 280. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact ASU No. 2023-07 will have on our consolidated financial statements and disclosures.
Income Taxes. On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance its annual income tax disclosures by requiring: i) consistent categories and greater disaggregation of information in the rate reconciliation, and ii) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 should be applied prospectively but entities have the option to apply it retrospectively to all prior periods presented in the financial statements. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU No. 2023-09 will have on our consolidated financial statements and disclosures.
Note 3. Acquisition of MPC Partnership Holdings LLC
On the Acquisition Date, RMR LLC acquired all of the issued and outstanding equity interests of MPC, excluding certain assets (including co-investment interests of legacy investment funds managed by MPC and the rights to future distributions and income allocations in respect of such interests) and liabilities (including liabilities related to such excluded assets), for $80,000 in cash, subject to customary adjustments for cash, debt, transaction expenses and working capital at closing, which are expected to be finalized during this fiscal year, plus up to an additional $20,000 subject to the deployment of remaining capital commitments in investment funds managed by MPC prior to the end of such funds’ investment period, or the Earnout. As part of the purchase price, we agreed to pay certain employees of MPC an aggregate amount of $4,200 for their continued employment through December 31, 2025, or the Retention Payments. The Retention Payments are recognized as transaction and acquisition related costs and are forfeitable upon termination of employment prior to the end of the service period.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The Earnout represents contingent consideration of the Acquisition. The fair value of the Earnout was determined using a Monte Carlo simulation model based on significant unobservable inputs (Level 3), including management’s estimates of the deployment of capital remaining in investment funds managed by MPC, adjusted for historical volatility of similar transactions, and a discount rate based on credit ratings of companies similar to RMR LLC. For additional information, see Note 7, Fair Value of Financial Instruments.
The following table summarizes the consideration transferred as of the Acquisition Date and excludes transaction costs:

Cash consideration paid by RMR LLC	$84,474
Earnout	14,547
Total consideration	$99,021
The Acquisition was accounted for as a business combination under the FASB ASC Topic 805, Business Combinations. The purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of fair values as of the Acquisition Date. We expect to finalize the purchase price allocation as soon as practicable, but no later than one year from the Acquisition Date.
Goodwill of $69,762 has been recognized based on the amount that the purchase price exceeds the fair value of the net identifiable assets acquired less the amounts attributable to noncontrolling interests in consolidated entity. Goodwill is expected to be deductible for income tax purposes and is primarily attributable to the workforce of the acquired business and synergies that can be achieved subsequent to the Acquisition.
The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Acquisition Date:

Assets acquired:
Cash and cash equivalents	$5,703
Real estate	8,460
Due from related parties	6,788
Prepaid and other current assets	1,373
Intangible assets:
Property management and investment management agreements	13,694
Trade name	5,047
Investor relationships	1,874
Acquired leases	703
Total intangible assets	21,318
Total assets acquired	43,642
Liabilities assumed:
Mortgage note payable	4,726
Other liabilities	9,213
Total liabilities	13,939
Net identifiable assets acquired	29,703
Noncontrolling interests in consolidated entity	(444)
Goodwill	69,762
Total consideration	$99,021

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Real estate, acquired leases and mortgage note payable
We acquired a 90.0% economic ownership interest in 260 Woodstock Investor, LLC, a mixed-use apartment complex with 23 residential units and 8,620 square feet of fully occupied retail space located in Woodstock, GA, or the Woodstock Property. The allocation of the fair value of the Woodstock Property and related acquired leases as of the Acquisition Date is as follows:

Land	$1,400
Building and improvements	7,060
Acquired leases	703
Total real estate and acquired leases	$9,163
We determined the fair value of the Woodstock Property and related acquired leases using Level 3 inputs and standard industry valuation methods, including discounted cash flow analyses and sales comparisons. Building and improvements had a remaining useful life of 25 years and the weighted average amortization period for acquired leases was 2.9 years as of the Acquisition Date.
A mortgage note payable with a fair value of $4,726 and an aggregate principal amount outstanding of $5,429 is secured by the Woodstock Property, bears interest at a fixed rate of 3.71% per annum and matures in August 2029. Interest only payments are due on a monthly basis until September 2025, at which time payments of principal and interest are due monthly until the loan matures in August 2029. We determined the fair value of the mortgage note payable by discounting the expected cash flows at a rate comparable with interest rates for similar debt as of the Acquisition Date (Level 3 inputs). Principal payments due during the next five fiscal years are: $0 in 2024, $8 in 2025, $98 in 2026, $102 in 2027 $5,221 in 2028 and thereafter.
The Woodstock Property is consolidated in these condensed consolidated financial statements. The Woodstock Property is included in property and equipment, net, and the related acquired leases are included in goodwill and intangibles assets, net of amortization, in our condensed consolidated balance sheets. The Acquisition Date fair value of the noncontrolling interest in the Woodstock Property (10% ownership we did not acquire) of $444 is reflected in noncontrolling interests in consolidated entity in our condensed consolidated balance sheets.
Property management and investment management agreements
As of the Acquisition Date, MPC managed 66 properties, including 14 in which MPC did not have an economic ownership interest in, or the Third Party Managed Properties, through its property management agreements and managed four funds through its investment management agreements. The property management agreements may be terminated upon written notice and generally provide for property management fees ranging from 2.5% to 3.5% of gross collected rents, construction management fees of 5.0% of construction costs and reimbursement of costs incurred to manage the properties. The investment management agreements generally provide for fees that are based on the lesser of a percentage of invested capital and a fixed fee ranging from $100 to $200 annually. The weighted average remaining useful life of these agreements was 5.6 years.
Trade name
MPC operates many of its residential properties under the trade name ARIUM. We concluded this asset has an indefinite life.
Investor relationships
MPC has relationships with institutional investors that have invested in, and may continue to invest in, the funds managed by MPC. The weighted average remaining useful life of these relationships was 5.0 years.
Managed funds
As of the Acquisition Date and pursuant to the Equity Purchase Agreement, dated as of July 29, 2023, by and among RMR LLC, MPC, and the sellers and seller owners set forth therein, we manage four funds that invest in residential real estate. Three of the four funds have no unfunded capital commitments remaining. As of the Acquisition Date, CARROLL Multifamily Venture VII, LP, or Fund VII, had $208,026 in unfunded capital commitments remaining from total capital commitments of $342,825. In the future, we will be eligible to participate in distributions and profits interests on investments from capital commitments we provide to Fund VII, or Investment Interest; however, we had no Investment Interest in Fund VII as of the

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Acquisition Date, and as of the Acquisition Date, we had no obligations nor rights to any distributions or profits interests from investments of capital contributed on or prior to the Acquisition Date.
As of December 31, 2023, we have not contributed any capital to Fund VII or any of the other funds we manage. Accordingly, the results of such funds are not reflected in our condensed consolidated financial statements.
Pro Forma Financial Information
Unaudited pro forma financial information for the three months ended December 31, 2023 and 2022 is presented below. Pro forma financial information presented does not include adjustments related to the Earnout or to reflect any potential synergies that may be achievable in connection with the Acquisition. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the Acquisition been completed as of October 1, 2022.

	Three Months Ended December 31,
	2023	2022
Total revenues	$273,289	$269,069
Net income	9,998	11,804
Net income attributable to The RMR Group Inc.	4,514	7,249
The amounts above reflect certain pro forma adjustments that were directly attributable to the Acquisition as follows:
•adjustments to eliminate the revenues and expenses attributable to certain assets and liabilities of MPC excluded from the Acquisition, including co-investment interests of investment funds owned by MPC and the rights to future distributions and income allocations of those co-investment interests, and the liabilities related to such assets;
•adjustments to amortize the intangible assets recognized as a result of the Acquisition;
•adjustments to the historical depreciation of MPC’s property and equipment to reflect the depreciation resulting from the fair value measurement of such property and equipment;
•adjustments to interest expense resulting from the fair value measurement of the mortgage note payable; and
•adjustments to reflect the related transaction costs of $3,852 as if they had occurred as of October 1, 2022.
Note 4. Revenue Recognition
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
We earned aggregate base business management fees from the Managed Equity REITs of $21,550 and $21,373 for the three months ended December 31, 2023 and 2022, respectively.
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
We did not earn incentive business management fees from the Managed Equity REITs for calendar years 2023 or 2022.
Other Management Agreements
We earn management fees by providing continuous services pursuant to the management agreements with ABP Trust regarding AlerisLife; with Sonesta and until May 15, 2023, with TA; equal to 0.6% of: (i) in the case of AlerisLife, AlerisLife’s revenues from all sources reportable under GAAP, less any revenues reportable by AlerisLife with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s revenues from all sources reportable under GAAP, less any revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the gross revenues at those hotels determined in accordance with GAAP; and (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues. These management fees are estimated and payable in cash monthly in advance.
We also earn management fees from certain other Private Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable in cash monthly in arrears.
We earned aggregate base business management fees from TA and the Private Capital clients of $6,682 and $10,578 for the three months ended December 31, 2023 and 2022, respectively.
Property Management Agreements
We earn property management fees by providing continuous services pursuant to property management agreements with the Managed Equity REITs, SEVN, RMR Residential and certain Private Capital clients. We generally earn fees under these agreements between 2.5% to 3.5% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision services up to 5.0% of the cost of such construction. In addition, we earn fees under our RMR Residential property management agreements for providing certain marketing, information technology and other management services, as defined in the applicable management agreements, which are included in management services revenue in our condensed consolidated financial statements. These management fees are payable in cash monthly in arrears.
For the three months ended December 31, 2023 and 2022, we earned aggregate property management fees of $16,862 and $16,597, respectively, including construction supervision fees of $5,271 and $5,686, respectively.
Management Agreements with Advisory Clients
Tremont is primarily compensated pursuant to its management agreement with SEVN at an annual rate of 1.5% of equity, as defined in the applicable agreement. Tremont may also earn an incentive fee under its management agreement with SEVN equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont earned incentive fees from SEVN of $299 for the three months ended December 31, 2023. Tremont did not earn incentive fees from SEVN for the three months ended December 31, 2022.
We earned advisory services revenue of $1,125 and $1,091 for the three months ended December 31, 2023 and 2022, respectively.
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
Note 5. Equity Method Investments
Seven Hills Realty Trust
As of December 31, 2023, Tremont owned 1,708,058, or approximately 11.5%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our equity method investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of December 31, 2023 and September 30, 2023, based on quoted market prices, was $22,102 and $18,651, respectively. The unrealized gain in our condensed consolidated statements of income related to our investment in SEVN was $4,049 and $376 for the three months ended December 31, 2023 and 2022, respectively. We received distributions from SEVN of $598 and $427 for the three months ended December 31, 2023 and 2022, respectively.
TravelCenters of America Inc.
Until BP acquired TA on May 15, 2023, we owned 621,853, or approximately 4.1%, of TA’s outstanding common shares, that had a cost of $13,701. We previously accounted for our investment in TA using the equity method of accounting because we were deemed to exert significant influence, but not control, over TA’s most significant activities. Under the fair value option, we determined fair value using the closing price of TA’s common shares as of the end of the period, which was a Level 1 fair value input, and recorded changes in fair value in earnings in our condensed consolidated statements of income. We

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
recorded a loss in our consolidated statements of income related to our investment in TA of $5,690 for the three months ended December 31, 2022.
Note 6. Income Taxes
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
For the three months ended December 31, 2023 and 2022, we recognized estimated income tax expense of $2,638 and $2,484, respectively, which includes $1,701 and $1,820, respectively, of U.S. federal income tax and $937 and $664, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended December 31,
	2023	2022
Income taxes computed at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	2.8%	3.1%
Permanent items	0.6%	0.7%
Net income attributable to noncontrolling interest	(9.9)%	(9.9)%
Total	14.5%	14.9%
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of December 31, 2023 and 2022, we had no uncertain tax positions.
Note 7. Fair Value of Financial Instruments
As of December 31, 2023 and September 30, 2023, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments. As of December 31, 2023, the fair value of our mortgage note payable approximated its fair value as of the Acquisition Date.
On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices. ASC 820, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to inputs from unadjusted quoted prices in active markets for identical assets and liabilities, or Level 1, the lowest priority to unobservable inputs, or Level 3, and significant other observable inputs, or Level 2. A financial asset’s or financial liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The tables below presents our financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$12,807	$12,807	$—	$—
Equity method investment in SEVN	22,102	22,102	—	—
Employer compensation liability related to share based payment awards	12,807	12,807	—	—
Earnout liability	14,547	—	—	14,547

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$10,695	$10,695	$—	$—
Equity method investment in SEVN	18,651	18,651	—	—
Employer compensation liability related to share based payment awards	10,695	10,695	—	—
The following table presents additional information about the valuation techniques and significant unobservable inputs for financial assets and liabilities that are measured at fair value and categorized within Level 3 as of December 31, 2023:

	Fair Value	Valuation Technique	Unobservable Input	Range
Earnout liability	14,547	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	5.80%
The table below presents a summary of the changes in fair value for our Earnout liability measured on a recurring basis:

Three Months Ended
12/31/2023
Beginning balance	$—
Acquisition of MPC Partnership Holdings LLC	14,547
Ending Balance	$14,547
Note 8. Related Person Transactions
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
As of December 31, 2023, Mr. Portnoy beneficially owned 13.5% of SEVN’s outstanding common shares (including through Tremont and ABP Trust) and 9.8% of DHC’s outstanding common shares (including through ABP Trust). In addition, Mr. Portnoy beneficially owns shares of ILPT, OPI, SVC, and prior to May 15, 2023, TA, comprising less than 5.0% of the outstanding shares of each of those respective companies.
The Managed Equity REITs and SEVN have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. The officers of the Managed Equity REITs are officers or employees of RMR LLC. All the officers, overhead and required office

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
space of SEVN are provided or arranged by Tremont. All of SEVN’s officers are officers or employees of Tremont or RMR LLC. Some of the executive officers of TA (prior to May 15, 2023), one of the executive officers of AlerisLife and one of the executive officers of Sonesta are (or were with respect to TA) officers or employees of RMR LLC. Our executive officers are also managing trustees of certain of the Perpetual Capital clients.
Additional information about our related person transactions appears in Note 9, Shareholders’ Equity, and in our 2023 Annual Report.
Revenues from Related Parties
For the three months ended December 31, 2023 and 2022, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$6,321	$45,216	$51,537	$6,456	$51,872	$58,328
ILPT	9,041	10,676	19,717	9,020	10,736	19,756
OPI	8,479	68,377	76,856	10,208	95,535	105,743
SVC	11,623	73,799	85,422	9,768	20,595	30,363
Total Managed Equity REITs	35,464	198,068	233,532	35,452	178,738	214,190
SEVN	1,433	1,534	2,967	1,091	1,137	2,228
TA (1)	—	—	—	4,191	1,728	5,919
	36,897	199,602	236,499	40,734	181,603	222,337
Private Capital:
AlerisLife (2)	1,382	—	1,382	1,264	97	1,361
Sonesta	2,223	—	2,223	2,126	515	2,641
RMR Residential	714	912	1,626	—	—	—
Other private entities	5,302	14,639	19,941	5,515	18,886	24,401
	9,621	15,551	25,172	8,905	19,498	28,403
Total revenues	$46,518	$215,153	$261,671	$49,639	$201,101	$250,740
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties
The following table presents amounts due from related parties as of the dates indicated:

	December 31, 2023			September 30, 2023
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$4,764	$17,824	$22,588	$5,953	$13,434	$19,387
ILPT	3,658	6,024	9,682	4,597	5,869	10,466
OPI	6,565	50,114	56,679	7,427	51,912	59,339
SVC	5,402	8,728	14,130	5,528	8,423	13,951
Total Managed Equity REITs	20,389	82,690	103,079	23,505	79,638	103,143
SEVN	2,051	1,935	3,986	1,663	1,921	3,584
	22,440	84,625	107,065	25,168	81,559	106,727
Private Capital:
AlerisLife (1)	91	—	91	74	—	74
Sonesta	87	—	87	89	—	89
RMR Residential	6,999	—	6,999	—	—	—
Other private entities	2,860	5,891	8,751	4,634	7,060	11,694
	10,037	5,891	15,928	4,797	7,060	11,857
	$32,477	$90,516	$122,993	$29,965	$88,619	$118,584
(1)On March 20, 2023, AlerisLife merged with and into a subsidiary of ABP Trust and ceased to be a public company. As a result, the revenues earned with respect to AlerisLife are characterized as Private Capital for all periods presented.
Leases
As of December 31, 2023, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,307 and $1,433 for the three months ended December 31, 2023 and 2022, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. As of December 31, 2023, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $23,229, including $2,343 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2024.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, estimated quarterly, subject to future adjustment based on actual results. For the three months ended December 31, 2023 and 2022, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $8,662 and $8,094, respectively, of which $4,560 and $4,255, respectively, was distributed to us and $4,102 and $3,839, respectively, was distributed to ABP Trust. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
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
RMR LLC entered into a letter agreement, or the Retirement Agreement, dated November 15, 2023, with Jennifer Francis, a former Executive Vice President of RMR LLC. Ms. Francis also served as president and chief executive officer and was a managing trustee of DHC. Ms. Francis resigned as our Executive Vice President, effective December 31, 2023, and will continue to serve as a managing trustee of DHC until the earlier of (i) the DHC 2024 annual meeting of shareholders, (ii) July 1, 2024 or (iii) as requested by RMR LLC or the board of trustees of DHC. In addition, Ms. Francis will continue to serve as an employee of RMR LLC until July 1, 2024, or the Retirement Date. Pursuant to the Retirement Agreement, RMR LLC paid Ms. Francis her current cash salary compensation through December 31, 2023 and is paying her $10 per month from January 1, 2024 until the Retirement Date. In addition, RMR LLC agreed to pay Ms. Francis a combined cash payment in the amount of $2,250 with half of that amount paid on January 31, 2024 and the other half expected to be paid on or about August 1, 2024, subject to her execution of a customary release. Pursuant to the Retirement Agreement, RMR LLC agreed to recommend that the Company’s Compensation Committee approve the acceleration of vesting of Ms. Francis’ unvested shares of the Company, effective as of the Retirement Date. The Retirement Agreement contains other customary terms and conditions, including confidentiality, non-solicitation, and other covenants and a waiver and release.
For the three months ended December 31, 2023 and 2022, we recognized separation costs of $3,544 and $438, respectively, including cash separation costs of $3,446 and $380, respectively, and equity based separation costs of $98 and $58, respectively.
Note 9. Shareholders’ Equity
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
Equity based compensation expense related to shares awarded to certain officers and employees was $502 and $561 for the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had 199,460 unvested shares outstanding which are scheduled to vest as follows: 71,620 shares in 2024, 59,140 shares in 2025, 44,760 shares in 2026 and 23,940 in 2027.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations for those eligible to do so. The repurchase price is based on the closing price of our Class A Common Shares on the date of repurchase. The aggregate value of 492 Class A Common Shares repurchased during the three months ended December 31, 2023 was $12, which is recorded as a decrease to additional paid in capital included in shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Distributions
During the three months ended December 31, 2023 and 2022, we declared and paid dividends on our Class A Common Shares and Class B-1 common stock, or Class B-1 Common Shares, as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Three Months Ended December 31, 2023
10/12/2023	10/23/2023	11/16/2023	$0.40	$6,684
			$0.40	$6,684
Three Months Ended December 31, 2022
10/13/2022	10/24/2022	11/17/2022	$0.40	$6,642
			$0.40	$6,642
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Three Months Ended December 31, 2023
10/12/2023	10/23/2023	11/16/2023	$0.32	$10,148	$5,348	$4,800
			$0.32	$10,148	$5,348	$4,800
Three Months Ended December 31, 2022
10/13/2022	10/24/2022	11/17/2022	$0.32	$10,114	$5,314	$4,800
			$0.32	$10,114	$5,314	$4,800
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On January 11, 2024, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of January 22, 2024, in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,683. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,147, of which $5,347 will be distributed to us based on our aggregate ownership of 16,708,723 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about February 15, 2024.
Note 10. Per Common Share Amounts
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
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, the assumed redemption would have on earnings per share, we considered net income available to holders of our Class A Common Shares would increase due to elimination of the

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
noncontrolling interest offset by any tax effect, which may be dilutive. For the three months ended December 31, 2023 and 2022, the assumed redemption is dilutive to earnings per share as presented in the table below.
The calculation of basic and diluted earnings per share for the three months ended December 31, 2023 and 2022, is as follows (amounts in thousands, except per share amounts):

	Three Months Ended December 31,
	2023	2022
Numerators:
Net income attributable to The RMR Group Inc.	$6,997	$6,337
Less: income attributable to unvested participating securities	(85)	(81)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	6,912	6,256
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	85	81
Add back: net income attributable to noncontrolling interest in The RMR Group LLC (1)	8,531	7,903
Add back: income tax expense	2,638	2,484
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (2)	(5,182)	(4,983)
Net income used in calculating diluted EPS	$12,984	$11,741

Denominators:
Common shares outstanding	16,711	16,605
Less: unvested participating securities and incremental impact of weighted average	(203)	(201)
Weighted average common shares outstanding - basic	16,508	16,404
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	15,000
Add: incremental unvested shares	4	9
Weighted average common shares outstanding - diluted	31,512	31,413

Net income attributable to The RMR Group Inc. per common share - basic	$0.42	$0.38
Net income attributable to The RMR Group Inc. per common share - diluted	$0.41	$0.37
(1)Net loss attributable to noncontrolling interest in consolidated entity is not adjusted when calculating diluted earnings per share.
(2)Income tax expense assumes the hypothetical conversion of the noncontrolling interest in The RMR Group LLC, which results in estimated tax rates of 28.5% and 29.8% for the three months ended December 31, 2023 and 2022, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 11. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three months ended December 31, 2023 and 2022, is calculated as follows:

	Three Months Ended December 31,
	2023	2022
Income before income tax expense	$18,164	$16,724
RMR Inc. franchise tax expense and interest income	(132)	(74)
Net income before noncontrolling interest	18,032	16,650
Net income attributable to noncontrolling interest in The RMR Group LLC	(8,531)	(7,903)
Net income attributable to noncontrolling interest in consolidated entity	2	—
Net income attributable to RMR Inc. before income tax expense	9,503	8,747
Income tax expense attributable to RMR Inc.	(2,638)	(2,484)
RMR Inc. franchise tax expense and interest income	132	74
Net income attributable to RMR Inc.	$6,997	$6,337

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2023 Annual Report.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses.
Acquisition of MPC Partnership Holdings LLC
On December 19, 2023, we completed our acquisition of MPC (now known as RMR Residential), a vertically integrated residential platform. This acquisition further advances our strategic focus on continuing to grow our private capital business, adding approximately $5.5 billion in assets under management, over 20 new institutional relationships and the potential to make in excess of $3.0 billion of additional residential investments. This acquisition also allows us to further diversify our revenue sources, to enter the only major commercial real estate sector in which we did not have a significant presence, and brings infrastructure and digital marketing capabilities that may be leveraged across our platform.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to operate the Managed Equity REITs, our private capital clients and SEVN so as to maintain, grow and increase the value of their businesses, to assist AlerisLife and Sonesta to grow their businesses and operate profitably, and to successfully expand our business through the execution of new business ventures and additional investments, such as our recently completed acquisition of MPC. Our business and the businesses of our clients generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net population migration across different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends.
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
Both we and our clients consider industry and general economic factors and attempt to take advantage of opportunities when they arise. For example: (i) since March 2020, ILPT and DHC have completed several joint venture transactions with institutional investors and subsequently grown some of those ventures by acquiring additional properties; (ii) SVC transitioned over 200 hotels from other hotel operators to Sonesta, which on March 17, 2021, completed its acquisition of RLH Corporation, establishing it as one of the largest hotel companies in the U.S. and expanding its franchising capabilities; and (iii) on February 25, 2022, ILPT completed its acquisition of 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties as a result of its acquisition of Monmouth Real Estate Investment Corporation, or MNR, in an all-cash transaction valued at approximately $4.0 billion. More recently, on December 19, 2023, we completed our previously announced agreement to acquire 100% of the equity interest in MPC for total consideration of $99,021, which added residential capabilities to RMR LLC. In addition, we balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and increased operating costs. We also look to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the Managed Equity REITs, excluding rents or other revenues from hotels, travel centers, senior living properties and wellness centers, which are separately managed by AlerisLife, Sonesta or a third party. Also under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs based on a percentage of the cost of such construction. For further information regarding the fees we earn, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of December 31, 2023 and 2022, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		December 31,
REIT	Primary Strategy	2023	2022
DHC	Medical office and life science properties, senior living communities and other healthcare related properties	$3,952,740	$3,235,870
ILPT	Industrial and logistics properties	4,635,406	4,504,774
OPI	Office properties primarily leased to single tenants and those with high credit quality characteristics	2,951,207	3,105,356
SVC	Hotels and service-focused retail net lease properties	7,049,245	6,906,152
		$18,588,598	$17,752,152
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
The basis on which our base business management fees are calculated for the three months ended December 31, 2023 and 2022 may differ from the basis at the end of the periods presented in the table above. As of December 31, 2023, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of December 31, 2023, were $7,592,879, $5,692,675, $6,019,588 and $11,329,283, respectively.

The fee revenues we earned from the Managed Equity REITs for the three months ended December 31, 2023 and 2022 are set forth in the following tables:

	Three Months Ended December 31, 2023				Three Months Ended December 31, 2022
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$3,807	$1,458	$1,056	$6,321	$3,664	$1,492	$1,300	$6,456
ILPT	5,878	3,039	124	9,041	5,902	2,948	170	9,020
OPI	3,320	3,447	1,712	8,479	3,639	3,404	3,165	10,208
SVC	8,545	896	2,182	11,623	8,168	990	610	9,768
	$21,550	$8,840	$5,074	$35,464	$21,373	$8,834	$5,245	$35,452
Other Clients
We provide business management services to AlerisLife, Sonesta and until May 15, 2023, TA. AlerisLife operates senior living communities throughout the U.S., many of which are owned by and managed for DHC. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of the U.S. hotels that Sonesta operates are owned by SVC. TA operates, leases and franchises travel centers along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. Generally, our fees earned from business management services to AlerisLife, Sonesta and until May 15, 2023, TA, are based on a percentage of certain revenues. In connection with BP’s acquisition of TA on May 15, 2023, TA terminated its business management agreement with us and in accordance with its terms paid us the applicable termination fee of $45,282.
In addition, we also provide management services to certain other Private Capital clients, including high-quality institutional investors relationships we assumed as part of our MPC acquisition, and earn fees based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction supervision fees based on a percentage of the cost of construction activities. The recent MPC acquisition also provides us the potential to generate promote fees on any new co-investments in the future.
Our management fee revenues from services to these clients for the three months ended December 31, 2023 and 2022, are set forth in the following tables:

	Three Months Ended December 31, 2023				Three Months Ended December 31, 2022
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$1,382	$—	$—	$1,382	$1,264	$—	$—	$1,264
Sonesta	2,223	—	—	2,223	2,111	—	15	2,126
RMR Residential	21	626	67	714	—	—	—	—
Other private entities	3,056	2,116	130	5,302	3,012	2,077	426	5,515
SEVN	—	9	—	9	—	—	—	—
TA	—	—	—	—	4,191	—	—	4,191
	$6,682	$2,751	$197	$9,630	$10,578	$2,077	$441	$13,096
Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.

Tremont earned advisory services revenue of $1,125 and $1,091 for the three months ended December 31, 2023 and 2022, respectively. Tremont also earned incentive fees from SEVN of $299 for the three months ended December 31, 2023. Tremont did not earn incentive fees from SEVN for the three months ended December 31, 2022.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended December 31, 2023, Compared to the Three Months Ended December 31, 2022
The following table presents the changes in our operating results for the three months ended December 31, 2023 compared to the three months ended December 31, 2022:

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
Revenues:
Management services	$45,094	$48,548	$(3,454)	(7.1)%
Incentive fees	299	—	299	n/m
Advisory services	1,125	1,091	34	3.1%
Total management, incentive and advisory services revenues	46,518	49,639	(3,121)	(6.3)%
Reimbursable compensation and benefits	16,828	14,323	2,505	17.5%
Reimbursable equity based compensation	2,327	2,289	38	1.7%
Other reimbursable expenses	195,998	184,489	11,509	6.2%
Total reimbursable costs	215,153	201,101	14,052	7.0%
Total revenues	261,671	250,740	10,931	4.4%
Expenses:
Compensation and benefits	34,772	33,264	1,508	4.5%
Equity based compensation	2,829	2,850	(21)	(0.7)%
Separation costs	3,544	438	3,106	n/m
Total compensation and benefits expense	41,145	36,552	4,593	12.6%
General and administrative	9,511	9,163	348	3.8%
Other reimbursable expenses	195,998	184,489	11,509	6.2%
Transaction and acquisition related costs	3,987	—	3,987	n/m
Depreciation and amortization	423	268	155	57.8%
Total expenses	251,064	230,472	20,592	8.9%
Operating income	10,607	20,268	(9,661)	(47.7)%
Interest income	3,508	1,770	1,738	98.2%
Gain (loss) on equity method investments	4,049	(5,314)	9,363	176.2%
Income before income tax expense	18,164	16,724	1,440	8.6%
Income tax expense	(2,638)	(2,484)	(154)	(6.2)%
Net income	15,526	14,240	1,286	9.0%
Net income attributable to noncontrolling interest in The RMR Group LLC	(8,531)	(7,903)	(628)	(7.9)%
Net loss attributable to noncontrolling interest in consolidated entity	2	—	2	n/m
Net income attributable to The RMR Group Inc.	$6,997	$6,337	$660	10.4%
n/m - not meaningful
Management services revenue. Management services revenue decreased $3,454 primarily due to declines in management fees earned from TA of $4,191 as a result of the termination of its business management agreement with us on May 15, 2023, partially offset by growth in management services revenue of $714 related to our acquisition of MPC in the current period.
Incentive fees revenue. Incentive fees for the 2024 fiscal period include an incentive fee of $299 earned by Tremont from SEVN. For further information about these fees, see Note 4, Revenue Recognition, and Note 8, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Advisory services revenue. Advisory services revenue was relatively unchanged from the prior period.

Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits increased $2,505 primarily due to annual merit increases that were effective October 1, 2023.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue increased $38 primarily as a result of increases in certain of our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $1,508 primarily due to annual merit increases that were effective October 1, 2023.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. Equity based compensation was relatively unchanged from the prior period.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 8, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $348 primarily due to increases in third party costs related to our expanded role in construction oversight.
Transaction and acquisition related costs. Transaction and acquisition related costs in the 2024 fiscal period primarily represent costs associated with our acquisition of MPC on December 19, 2023.
Depreciation and amortization. Depreciation and amortization increased $155 primarily due to amortization of acquisition related intangible assets of $122 in the current period.
Interest income. Interest income increased $1,738 primarily due to higher interest earned during the 2024 fiscal period primarily as a result of higher interest rates and higher average cash balances invested compared to the prior period.
Gain (loss) on equity method investments. Gain (loss) on equity method investments represents the unrealized and realized gains or losses on our investments in SEVN and TA common shares. For further information, see Note 5, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense of $154 is primarily attributable to higher taxable income for the 2024 fiscal period compared to the same period in the prior fiscal year.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of December 31, 2023 and September 30, 2023, we had cash and cash equivalents of $202,428 and $267,989, respectively, of which $30,260 and $26,802, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2023 and September 30, 2023, $191,486 and $265,800, respectively, of our cash and cash equivalents were invested in money market bank accounts. We believe that our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, to fund our operations and enhance our technology infrastructure, in the next twelve months.

On December 19, 2023, we completed our acquisition of MPC for total cash consideration of $84,474. We are also obligated to pay the Earnout, if earned, which we currently estimate at $14,547 and which will be payable over the next three years, based on our current expectations for the deployment of capital remaining in investment funds managed by MPC prior to the end of such fund’s investment period. In addition to the Earnout, we agreed to pay Retention Payments to certain employees of MPC in an aggregate amount of $4,200 for their continued employment through December 31, 2025.
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
During the three months ended December 31, 2023, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $11,484. On January 11, 2024, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of January 22, 2024 in the amount of $0.40 per Class A Common Share and Class B-1 Common Share, or $6,683. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,147, of which $5,347 will be distributed to us based on our aggregate ownership of 16,708,723 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $11,483 and we expect to pay this dividend on or about February 15, 2024. See Note 9, Shareholders’ Equity, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these distributions.
For the three months ended December 31, 2023, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $8,662, of which $4,560 was distributed to us and $4,102 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $4,560 distributed to us was eliminated in our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and the $4,102 distributed to ABP Trust was recorded as a reduction of its noncontrolling interest. We expect to use a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement described in Note 8, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to use the remaining funds distributed to us to fund our long-term tax liabilities and pay dividends.
Cash Flows
The $1,831 increase in net cash from operating activities for the three months ended December 31, 2023 compared to the prior period reflects favorable changes in working capital and increases in net income. The $78,977 increase in net cash used in investing activities for the three months ended December 31, 2023 compared to the prior period was due to our acquisition of MPC in the current fiscal period. Net cash used in financing activities for the three months ended December 31, 2023 was relatively unchanged compared to the prior period.
As of December 31, 2023, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 8, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September

30, 2019. As of December 31, 2023, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $23,229, of which we expect to pay $2,343 to ABP Trust during the fourth quarter of fiscal year 2024.
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted in foreign currencies. As a result, we are not subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, commodity price changes or credit risks; however, if any of these risks were to negatively impact our clients’ businesses or market capitalization, our revenues would likely decline. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. See Part I, Item 1A “Risk Factors” of our 2023 Annual Report for the risks to us and our clients.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, the Chair of our Board and one of our Managing Directors, as well as our clients. For further information about these and other such relationships and related person transactions, please see Note 8, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2023 Annual Report, our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in our 2023 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. A discussion of our critical accounting estimates is included in our 2023 Annual Report. In addition to the critical accounting estimates identified in our 2023 Annual Report, the estimation of fair values represents a critical accounting estimate in these condensed consolidated financial statements. The estimation of fair value involves a significant level of judgment and estimation uncertainty, and actual results could be materially different and have a material impact on our financial condition and results of operations.
We accounted for the Acquisition as a business combination. We used estimates and assumptions to assign fair values to assets acquired and liabilities assumed, including intangible assets. Determining the fair value of intangible assets requires us to use estimates and assumptions including, but not limited to, expected future cash inflows and outflows, useful lives, discount rates and income tax rates. Fair values were determined based on estimates and assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could materially affect the accuracy of such estimates, assumptions or actual results.
The fair value of our Earnout liability was determined using a Monte Carlo simulation model and is inherently uncertain. Inputs into the model require estimates and assumptions regarding the timing and deployment of future capital, the historical volatility of similar market transactions, and discount rates and credit ratings for companies similar to ours. The Earnout liability is remeasured on a quarterly basis and changes to our estimates and assumptions are likely to have a significant impact on the fair value estimate of the Earnout liability. In addition, actual payments required under the Earnout may differ significantly from our estimates and could have a material impact to our results of operations and financial condition.
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
On December 19, 2023, we completed the acquisition of MPC. We are in the process of integrating MPC into our systems and control environment as of September 30, 2024. For further information regarding this acquisition, see Note 3. Acquisition of MPC Partnership Holdings LLC, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Subject to the foregoing, no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our business strategy; economic and industry conditions; the impact and opportunities for our and our clients’ businesses from business cycles in the U.S. real estate industry as well as economic and industry conditions; our belief that it is possible to grow real estate based businesses in selected property types or geographic areas despite general national trends; our cash and cash equivalents, including their sufficiency to pursue a range of capital allocation strategies and fund our operations and enhance our technology infrastructure and risk exposure; and our sustainability practices.
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

•Our ability to successfully pursue and execute capital allocation strategies,
•Our ability to prudently invest in our business to enhance our operations, services and competitive positioning,
•Our ability to successfully integrate acquired businesses and realize our expected returns on our investments,
•Risk that cost savings and synergies anticipated to be realized by the MPC acquisition may not be fully realized or may take longer to realize than expected,
•Changes to our operating leverage or client diversity,
•Litigation risks,
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
Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors from those we previously provided in our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2023:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
November 1 - November 30, 2023	492	$23.82	N/A	N/A
Total	492	$23.82	N/A	N/A
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

3.1
Articles of Amendment and Restatement of the Registrant. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.).

3.2	Articles of Amendment, filed July 30, 2015. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.).
3.3	Articles of Amendment, filed September 11, 2015. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.).
3.4	Articles of Amendment, filed March 9, 2016. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 11, 2016.).
3.5	Articles of Amendment, filed November 14, 2022. (Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 14, 2022.).
3.6
Fourth Amended and Restated Bylaws of the Registrant adopted September 13, 2017. (Incorporated by reference to the Registrant's Current report on Form 8-K (File No. 001-37616) filed with the SEC on September 15, 2017.).

4.1
Form of The RMR Group Inc. Share Certificate for Class A Common Stock. (Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on November 2, 2015.).

4.2
Registration Rights Agreement, dated as of June 5, 2015, by and between the Registrant and ABP Trust (formerly known as Reit Management and Research Trust). (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.).

10.1	Letter Agreement, dated as of November 15, 2023, by and among The RMR Group LLC and Jennifer Francis (+) (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)
(+) Contract with management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: February 7, 2024