Form 10-Q
period 2024-03-31
RMR GROUP INC.
filed 2024-05-07
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 3, 2024, there were 15,730,629 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

March 31, 2024

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	March 31,	September 30,
	2024	2023
Assets
Cash and cash equivalents held by The RMR Group Inc.	$25,918	$26,802
Cash and cash equivalents held by The RMR Group LLC	166,190	241,187
Due from related parties	87,336	111,323
Prepaid and other current assets	11,562	6,997
Total current assets	291,006	386,309
Property and equipment, net of accumulated depreciation of $3,328 and $3,212, respectively	15,210	5,446
Due from related parties, net of current portion	6,236	7,261
Equity method investments	22,068	18,651
Goodwill	71,620	1,859
Intangible assets, net of accumulated amortization of $1,991 and $983, respectively	20,477	167
Operating lease right of use assets	29,366	29,032
Deferred tax asset	16,947	18,220
Other assets, net of accumulated amortization of $83,032 and $78,324, respectively	110,771	115,479
Total assets	$583,701	$582,424

Liabilities and Equity
Reimbursable accounts payable and accrued expenses	$51,103	$77,924
Accounts payable and accrued expenses	32,569	22,578
Operating lease liabilities	5,941	5,068
Total current liabilities	89,613	105,570
Operating lease liabilities, net of current portion	24,350	25,044
Amounts due pursuant to tax receivable agreement, net of current portion	20,886	20,886
Other liabilities	19,932	7,261
Mortgage note payable	4,759	—
Total liabilities	159,540	158,761

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,950,000 shares authorized; 15,731,049 and 15,712,007 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	117,954	116,010
Retained earnings	425,955	413,096
Cumulative common distributions	(302,440)	(289,072)
Total shareholders’ equity	241,501	240,066
Noncontrolling interest in The RMR Group LLC	182,230	183,597
Noncontrolling interest in consolidated entity	430	—
Total noncontrolling interests	182,660	183,597
Total equity	424,161	423,663
Total liabilities and equity	$583,701	$582,424
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues:
Management services	$48,460	$47,070	$93,554	$95,618
Incentive fees	60	—	359	—
Advisory services	1,126	1,139	2,251	2,230
Total management, incentive and advisory services revenues	49,646	48,209	96,164	97,848
Reimbursable compensation and benefits	22,629	14,883	39,457	29,206
Reimbursable equity based compensation	242	3,232	2,569	5,521
Other reimbursable expenses	145,232	142,095	341,230	326,584
Total reimbursable costs	168,103	160,210	383,256	361,311
Total revenues	217,749	208,419	479,420	459,159
Expenses:
Compensation and benefits	44,168	34,536	78,940	67,800
Equity based compensation	700	3,769	3,529	6,619
Separation costs	410	500	3,954	938
Total compensation and benefits expense	45,278	38,805	86,423	75,357
General and administrative	11,641	9,460	21,152	18,623
Other reimbursable expenses	145,232	142,095	341,230	326,584
Transaction and acquisition related costs	2,628	—	6,615	—
Depreciation and amortization	1,223	272	1,646	540
Total expenses	206,002	190,632	457,066	421,104
Operating income	11,747	17,787	22,354	38,055
Interest income	2,523	2,234	6,031	4,004
Gain on equity method investments	563	28,164	4,612	22,850
Income before income tax expense	14,833	48,185	32,997	64,909
Income tax expense	(2,120)	(6,883)	(4,758)	(9,367)
Net income	12,713	41,302	28,239	55,542
Net income attributable to noncontrolling interest in The RMR Group LLC	(6,863)	(22,829)	(15,394)	(30,732)
Net loss attributable to noncontrolling interest in consolidated entity	12	—	14	—
Net income attributable to The RMR Group Inc.	$5,862	$18,473	$12,859	$24,810

Weighted average common shares outstanding - basic	16,515	16,408	16,511	16,406
Weighted average common shares outstanding - diluted	31,539	31,430	31,525	31,422

Net income attributable to The RMR Group Inc. per common share - basic	$0.35	$1.11	$0.77	$1.49
Net income attributable to The RMR Group Inc. per common share - diluted	$0.34	$1.11	$0.75	$1.48
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

								Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Consolidated Entity	Total Equity
Balance at September 30, 2023	$16	$1	$15	$116,010	$413,096	$(289,072)	$240,066	$183,597	$—	$423,663
Share awards, net	—	—	—	588	—	—	588	—	—	588
Net income	—	—	—	—	6,997	—	6,997	8,531	(2)	15,526
Tax distributions to member	—	—	—	—	—	—	—	(4,102)	—	(4,102)
Common share distributions	—	—	—	—	—	(6,684)	(6,684)	(4,800)	—	(11,484)
Acquisition of MPC Partnership Holdings LLC	—	—	—	—	—	—	—	—	444	444
Balance at December 31, 2023	16	1	15	116,598	420,093	(295,756)	240,967	183,226	442	424,635
Share awards, net	—	—	—	1,356	—	—	1,356	—	—	1,356
Net income	—	—	—	—	5,862	—	5,862	6,863	(12)	12,713
Tax distributions to member	—	—	—	—	—	—	—	(3,059)	—	(3,059)
Common share distributions	—	—	—	—	—	(6,684)	(6,684)	(4,800)	—	(11,484)
Balance at March 31, 2024	$16	$1	$15	$117,954	$425,955	$(302,440)	$241,501	$182,230	$430	$424,161

Balance at September 30, 2022	$16	$1	$15	$113,136	$355,949	$(262,496)	$206,621	$163,118	$—	$369,739
Share awards, net	—	—	—	594	—	—	594	—	—	594
Net income	—	—	—	—	6,337	—	6,337	7,903	—	14,240
Tax distributions to member	—	—	—	—	—	—	—	(3,839)	—	(3,839)
Common share distributions	—	—	—	—	—	(6,642)	(6,642)	(4,800)	—	(11,442)
Balance at December 31, 2022	16	1	15	113,730	362,286	(269,138)	206,910	162,382	—	369,292
Share awards, net	—	—	—	1,015	—	—	1,015	—	—	1,015
Net income	—	—	—	—	18,473	—	18,473	22,829	—	41,302
Tax distributions to member	—	—	—	—	—	—	—	(4,545)	—	(4,545)
Common share distributions	—	—	—	—	—	(6,641)	(6,641)	(4,800)	—	(11,441)
Balance at March 31, 2023	$16	$1	$15	$114,745	$380,759	$(275,779)	$219,757	$175,866	$—	$395,623
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$28,239	$55,542
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,646	540
Straight line office rent	(155)	(147)
Amortization expense related to other assets	4,708	4,708
Provision for deferred income taxes	1,273	3,860
Operating expenses paid in The RMR Group Inc. common shares	2,068	1,688
Distributions from investments	1,195	1,025
Gain on equity method investments	(4,612)	(22,850)
Changes in assets and liabilities:
Due from related parties	29,366	(8,718)
Prepaid and other current assets	(3,192)	(158)
Reimbursable accounts payable and accrued expenses	(26,821)	598
Accounts payable and accrued expenses	1,301	6,027
Net cash from operating activities	35,016	42,115

Cash Flows from Investing Activities:
Acquisition of MPC Partnership Holdings LLC, net of cash acquired	(78,771)	—
Purchase of property and equipment	(1,873)	(1,878)
Net cash used in investing activities	(80,644)	(1,878)

Cash Flows from Financing Activities:
Distributions to noncontrolling interests	(16,761)	(17,984)
Distributions to common shareholders	(13,368)	(13,283)
Repurchase of common shares	(124)	(79)
Net cash used in financing activities	(30,253)	(31,346)

(Decrease) increase in cash and cash equivalents	(75,881)	8,891
Cash and cash equivalents at beginning of period	267,989	189,088
Cash and cash equivalents at end of period	$192,108	$197,979

Supplemental Disclosures:
Income taxes paid	$6,537	$5,857

Non-cash investing and financing activities:
Recognition of right of use assets and related lease liabilities	$2,961	$4,023
Recognition of earnout liability	$14,547	$—
Write-off of fully depreciated property and equipment	$522	$229
Assumption of mortgage note payable	$5,429	$—

RMR Group Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)
(unaudited)
Supplemental Reconciliation of Cash and Cash Equivalents:
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	March 31,
	2024	2023
Cash and cash equivalents held by The RMR Group Inc.	$25,918	$22,052
Cash and cash equivalents held by The RMR Group LLC	166,190	175,927
Total cash and cash equivalents shown in the statements of cash flows	$192,108	$197,979
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
As of March 31, 2024, RMR Inc. owned 15,731,049 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.7% of the economic interest of RMR LLC as of March 31, 2024. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.3% of the economic interest of RMR LLC as of March 31, 2024, which is presented as noncontrolling interest in The RMR Group LLC within the condensed consolidated financial statements. Adam D. Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
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
On December 19, 2023, or the Acquisition Date, RMR LLC acquired MPC Partnership Holdings LLC, or MPC, or the Acquisition. In connection with the Acquisition, RMR LLC started providing management services through MPC and its subsidiaries to multiple private funds and the underlying residential real estate assets of the funds, as well as property management services to third party owners. The residential real estate we manage through MPC and its subsidiaries are presented as RMR Residential in these condensed consolidated financial statements. For additional information regarding the Acquisition, see Note 3, Acquisition of MPC Partnership Holdings LLC.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 2. Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, or our 2023 Annual Report. In the opinion of management, all adjustments considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Recent Accounting Pronouncements
Segments. On November 27, 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the CODM and included in each reported measure of segment profit or loss; ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification, or ASC, 280, Segment Reporting, or ASC 280, in interim periods; and iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. Public entities with a single reportable segment must apply all the disclosure requirements of ASU No. 2023-07, as well as all the existing segment disclosures under ASC 280. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact ASU No. 2023-07 will have on our consolidated financial statements and disclosures.
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
The following table summarizes the consideration transferred as of the Acquisition Date, excluding transaction costs:

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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Real estate, acquired leases and mortgage note payable
We acquired a 90.0% economic ownership interest in 260 Woodstock Investor, LLC, a mixed-use apartment complex located in Woodstock, GA, or the Woodstock Property. The allocation of the fair value of the Woodstock Property and related acquired leases as of the Acquisition Date is as follows:

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
A mortgage note payable with an acquisition date fair value of $4,726 and an aggregate principal amount outstanding of $5,429 is secured by the Woodstock Property, bears interest at a fixed rate of 3.71% per annum and matures in August 2029. Interest only payments are due on a monthly basis until September 2025, at which time payments of principal and interest are due monthly until the loan matures in August 2029. We determined the fair value of the mortgage note payable by discounting the expected cash flows at a rate comparable with interest rates for similar debt as of the Acquisition Date (Level 3 inputs). Principal payments due during the next five fiscal years are: $0 in 2024, $8 in 2025, $98 in 2026, $102 in 2027 $5,221 in 2028 and thereafter.
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
Managed funds
As of the Acquisition Date and pursuant to the Equity Purchase Agreement, dated as of July 29, 2023, by and among RMR LLC, MPC, and the sellers and seller owners set forth therein, we managed four funds that invest in residential real estate. Three of the four funds have no unfunded capital commitments remaining. As of the Acquisition Date, CARROLL Multifamily Venture VII, LP, or Fund VII, had $208,026 in unfunded capital commitments remaining from total capital commitments of $342,825. In the future, we will be eligible to participate in distributions and profits interests on investments from capital

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
commitments we provide to Fund VII, or Investment Interest; however, we had no Investment Interest in Fund VII as of the Acquisition Date, and as of the Acquisition Date, we had no obligations nor rights to any distributions or profits interests from investments of capital contributed on or prior to the Acquisition Date.
As of March 31, 2024, we have not contributed any capital to Fund VII or any of the other funds we manage. Accordingly, the results of such funds are not reflected in our condensed consolidated financial statements.
Pro Forma Financial Information
Unaudited pro forma financial information for the three and six months ended March 31, 2024 and 2023, is presented below. Pro forma financial information presented does not include adjustments related to the Earnout or to reflect any potential synergies that may be achievable in connection with the Acquisition. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the Acquisition been completed as of October 1, 2022.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Total revenues	$217,749	$225,331	$491,038	$492,983
Net income	14,406	36,247	24,350	40,341
Net income attributable to The RMR Group Inc.	6,617	16,267	11,132	18,135
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
•adjustments to interest expense resulting from the fair value measurement of the mortgage note payable; and
•adjustments to reflect the related transaction costs of $5,962 as if they had occurred as of October 1, 2022.
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
We earned aggregate base business management fees from the Managed Equity REITs of $21,246 and $21,484 for the three months ended March 31, 2024 and 2023, respectively, and $42,796 and $42,857 for the six months ended March 31, 2024 and 2023, respectively.
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
Other Management Agreements
We earn management fees by providing continuous services pursuant to the management agreements with ABP Trust regarding AlerisLife; with Sonesta and, until May 15, 2023, with TA; equal to 0.6% of: (i) in the case of AlerisLife, AlerisLife’s revenues from all sources reportable under GAAP, less any revenues reportable by AlerisLife with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, payable in cash monthly in arrears; (ii) in the case of Sonesta, Sonesta’s estimated revenues from all sources reportable under GAAP, less any estimated revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the estimated gross revenues at those hotels determined in accordance with GAAP, payable in cash monthly in advance; and (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues, payable in cash monthly in advance.
We also earn management fees from certain other Private Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable in cash monthly in arrears.
We earned aggregate base business management fees from TA and the Private Capital clients of $6,613 and $10,162 for the three months ended March 31, 2024 and 2023, respectively, and $13,295 and $20,740 for the six months ended March 31, 2024 and 2023, respectively.
Property Management Agreements
We earn property management fees by providing continuous services pursuant to property management agreements with the Managed Equity REITs, SEVN, RMR Residential and certain Private Capital clients. We generally earn fees under these agreements between 2.5% to 3.5% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision services up to 5.0% of the cost of such construction. In addition, we earn fees under our RMR Residential property management agreements for providing certain marketing, information technology and other management services, as defined in the applicable management agreements, and the related costs are included in general and administrative expenses in our condensed consolidated financial statements. These management fees are payable in cash monthly in arrears.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the three months ended March 31, 2024 and 2023, we earned aggregate property management fees of $20,601 and $15,424, respectively, including construction supervision fees of $3,611 and $4,016, respectively. For the six months ended March 31, 2024 and 2023, we earned aggregate property management fees of $37,463 and $32,021, respectively, including construction supervision fees of $8,882 and $9,702, respectively.
Management Agreements with Advisory Clients
Tremont is primarily compensated pursuant to its management agreement with SEVN at an annual rate of 1.5% of equity, as defined in the applicable agreement. Tremont may also earn an incentive fee under its management agreement with SEVN equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont earned incentive fees from SEVN of $60 and $359 for the three and six months ended March 31, 2024, respectively. Tremont did not earn incentive fees from SEVN for the three or six months ended March 31, 2023.
We earned advisory services revenue of $1,126 and $1,139 for the three months ended March 31, 2024 and 2023, respectively, and $2,251 and $2,230 for the six months ended March 31, 2024 and 2023, respectively.
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
Note 5. Equity Method Investments
Seven Hills Realty Trust
As of March 31, 2024, Tremont owned 1,708,058, or approximately 11.5%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our equity method investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of March 31, 2024 and September 30, 2023, based on quoted market prices, was $22,068 and $18,651, respectively. The unrealized gain in our condensed consolidated statements of income related to our investment in SEVN was $563 and $2,221 for the three months

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
ended March 31, 2024 and 2023, respectively, and $4,612 and $2,597 for the six months ended March 31, 2024 and 2023, respectively. We received distributions from SEVN of $597 and $598 for the three months ended March 31, 2024 and 2023, respectively, and $1,195 and $1,025 for the six months ended March 31, 2024 and 2023, respectively.
TravelCenters of America Inc.
Until BP acquired TA on May 15, 2023, we owned 621,853, or approximately 4.1%, of TA’s outstanding common shares, that had a cost of $13,701. We previously accounted for our investment in TA using the equity method of accounting because we were deemed to exert significant influence, but not control, over TA’s most significant activities. Under the fair value option, we determined fair value using the closing price of TA’s common shares as of the end of the period, which was a Level 1 fair value input, and recorded changes in fair value in earnings in our condensed consolidated statements of income. We recorded gains in our consolidated statements of income related to our investment in TA of $25,943 and $20,253 for the three and six months ended March 31, 2023, respectively.
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
For the three months ended March 31, 2024 and 2023, we recognized estimated income tax expense of $2,120 and $6,883, respectively, which includes $1,635 and $5,043, respectively, of U.S. federal income tax and $485 and $1,840, respectively, of state income taxes. For the six months ended March 31, 2024 and 2023, we recognized estimated income tax expense of $4,758 and $9,367, respectively, which includes $3,336 and $6,863, respectively, of U.S. federal income tax and $1,422 and $2,504, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.5%	3.1%	2.6%	3.0%
Permanent items	0.5%	0.2%	0.6%	0.3%
Net income attributable to noncontrolling interest	(9.7)%	(10.0)%	(9.8)%	(9.9)%
Total	14.3%	14.3%	14.4%	14.4%
ASC 740, Income Taxes, provides a model for how a company should recognize, measure and present in its financial statements uncertain tax positions that have been taken or are expected to be taken with respect to all open years and in all significant jurisdictions. Pursuant to this topic, we recognize a tax benefit only if it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that is greater than 50.0% likely to be realized upon settlement. As of March 31, 2024 and 2023, we had no uncertain tax positions.
Note 7. Fair Value of Financial Instruments
As of March 31, 2024 and September 30, 2023, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and reimbursable accounts payable, were not materially different from their carrying values due to the short term nature of these financial instruments. As of March 31, 2024, our fixed rate mortgage note payable had a carrying value of $4,759 and a fair value of $4,824. We estimate the fair value of our fixed rate mortgage note payable using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.
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
The tables below presents our financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$8,261	$8,261	$—	$—
Equity method investment in SEVN	22,068	22,068	—	—
Employer compensation liability related to share based payment awards	8,261	8,261	—	—
Earnout liability	14,847	—	—	14,847

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$10,695	$10,695	$—	$—
Equity method investment in SEVN	18,651	18,651	—	—
Employer compensation liability related to share based payment awards	10,695	10,695	—	—
The following table presents additional information about the valuation techniques and significant unobservable inputs for financial assets and liabilities that are measured at fair value and categorized within Level 3 as of March 31, 2024:

	Fair Value	Valuation Technique	Unobservable Input	Range
Earnout liability	$14,847	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	5.80%
The table below presents a summary of the changes in fair value for our Earnout liability measured on a recurring basis:

	Three Months Ended	Six Months Ended
	March 31, 2024	March 31, 2024
Beginning balance	$14,547	$—
Acquisition of MPC Partnership Holdings LLC	—	14,547
Changes in fair value for our Earnout liability measured on a recurring basis	300	300
Ending balance	$14,847	$14,847
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
As of March 31, 2024, Mr. Portnoy beneficially owned 13.5% of SEVN’s outstanding common shares (including through Tremont and ABP Trust) and 9.8% of DHC’s outstanding common shares (including through ABP Trust). In addition, Mr. Portnoy beneficially owns shares of ILPT, OPI, SVC, and prior to May 15, 2023, TA, comprising less than 5.0% of the outstanding shares of each of those respective companies.
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
Additional information about our related person transactions appears in Note 9, Shareholders’ Equity, and in our 2023 Annual Report.
Revenues from Related Parties
For the three months ended March 31, 2024 and 2023, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$6,089	$26,789	$32,878	$5,482	$28,597	$34,079
ILPT	9,289	8,939	18,228	9,244	9,215	18,459
OPI	7,708	47,914	55,622	9,877	83,449	93,326
SVC	11,090	60,139	71,229	9,970	20,230	30,200
Total Managed Equity REITs	34,176	143,781	177,957	34,573	141,491	176,064
SEVN	1,195	1,478	2,673	1,139	1,186	2,325
TA (1)	—	—	—	3,785	1,748	5,533
	35,371	145,259	180,630	39,497	144,425	183,922
Private Capital:
AlerisLife (2)	1,451	—	1,451	1,369	—	1,369
Sonesta	2,000	—	2,000	2,032	29	2,061
RMR Residential	5,462	7,413	12,875	—	—	—
Other private entities	5,362	15,431	20,793	5,311	15,756	21,067
	14,275	22,844	37,119	8,712	15,785	24,497
Total revenues	$49,646	$168,103	$217,749	$48,209	$160,210	$208,419
(1)On May 15, 2023, BP acquired TA and TA terminated its management agreement with us.
(2)On March 20, 2023, AlerisLife merged with and into a subsidiary of ABP Trust and ceased to be a public company. As a result, the revenues earned with respect to AlerisLife are characterized as Private Capital for all periods presented. For further information about this transaction please see “ABP Trust’s Acquisition of AlerisLife” below.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the six months ended March 31, 2024 and 2023, we recognized revenues from related parties as set forth in the following table:

	Six Months Ended March 31, 2024			Six Months Ended March 31, 2023
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$12,410	$72,005	$84,415	$11,938	$80,469	$92,407
ILPT	18,330	19,615	37,945	18,264	19,951	38,215
OPI	16,187	116,291	132,478	20,085	178,984	199,069
SVC	22,713	133,938	156,651	19,738	40,825	60,563
Total Managed Equity REITs	69,640	341,849	411,489	70,025	320,229	390,254
SEVN	2,628	3,012	5,640	2,230	2,323	4,553
TA (1)	—	—	—	7,976	3,476	11,452
	72,268	344,861	417,129	80,231	326,028	406,259
Private Capital:
AlerisLife (2)	2,833	—	2,833	2,633	97	2,730
Sonesta	4,223	—	4,223	4,158	544	4,702
RMR Residential	6,176	8,325	14,501
Other private entities	10,664	30,070	40,734	10,826	34,642	45,468
	23,896	38,395	62,291	17,617	35,283	52,900
Total revenues	$96,164	$383,256	$479,420	$97,848	$361,311	$459,159
(1)On May 15, 2023, BP acquired TA and TA terminated its management agreement with us.
(2)On March 20, 2023, AlerisLife merged with and into a subsidiary of ABP Trust and ceased to be a public company. As a result, the revenues earned with respect to AlerisLife are characterized as Private Capital for all periods presented. For further information about this transaction please see “ABP Trust’s Acquisition of AlerisLife” below.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties
The following table presents amounts due from related parties as of the dates indicated:

	March 31, 2024			September 30, 2023
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$5,614	$9,420	$15,034	$5,953	$13,434	$19,387
ILPT	4,269	5,272	9,541	4,597	5,869	10,466
OPI	7,075	27,116	34,191	7,427	51,912	59,339
SVC	5,307	9,422	14,729	5,528	8,423	13,951
Total Managed Equity REITs	22,265	51,230	73,495	23,505	79,638	103,143
SEVN	1,251	1,412	2,663	1,663	1,921	3,584
	23,516	52,642	76,158	25,168	81,559	106,727
Private Capital:
AlerisLife (1)	551	—	551	74	—	74
Sonesta	83	—	83	89	—	89
RMR Residential	5,497	—	5,497	—	—	—
Other private entities	4,561	6,722	11,283	4,634	7,060	11,694
	10,692	6,722	17,414	4,797	7,060	11,857
	$34,208	$59,364	$93,572	$29,965	$88,619	$118,584
(1)On March 20, 2023, AlerisLife merged with and into a subsidiary of ABP Trust and ceased to be a public company. As a result, the amounts due with respect to AlerisLife are characterized as Private Capital for all periods presented. For further information about this transaction please see “ABP Trust’s Acquisition of AlerisLife” below.
Leases
As of March 31, 2024, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,438 and $1,398 for the three months ended March 31, 2024 and 2023, respectively, and $2,745 and $2,831 for the six months ended March 31, 2024 and 2023, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. As of March 31, 2024, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $23,229, including $2,343 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2024.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, estimated quarterly, subject to future adjustment based on actual results. For the six months ended March 31, 2024 and 2023, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $15,253 and $17,755, respectively, of which $8,092 and $9,371, respectively, was distributed to us and $7,161 and $8,384, respectively, was distributed to ABP Trust. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.

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
RMR LLC entered into a letter agreement, or the Retirement Agreement, dated November 15, 2023, with Jennifer Francis, a former Executive Vice President of RMR LLC. Ms. Francis also served as president and chief executive officer and was a managing trustee of DHC. Ms. Francis resigned as our Executive Vice President, effective December 31, 2023, and will continue to serve as a managing trustee of DHC until the earlier of (i) the DHC 2024 annual meeting of shareholders, (ii) July 1, 2024 or (iii) as requested by RMR LLC or the board of trustees of DHC. In addition, Ms. Francis will continue to serve as an employee of RMR LLC until July 1, 2024, or the Retirement Date. Pursuant to the Retirement Agreement, RMR LLC paid Ms. Francis her then current cash salary compensation through December 31, 2023 and is paying her $10 per month from January 1, 2024 until the Retirement Date. In addition, RMR LLC agreed to pay Ms. Francis a combined cash payment in the amount of $2,250 with half of that amount paid on January 31, 2024 and the other half expected to be paid on or about August 1, 2024, subject to her execution of a customary release. Pursuant to the Retirement Agreement, RMR LLC recommended that the Company’s Compensation Committee approve the acceleration of vesting of Ms. Francis’ unvested shares of the Company, effective as of the Retirement Date. We recorded approximately $176 of equity based separation costs related to the acceleration of these shares for the three months ended March 31, 2024. The Retirement Agreement contains other customary terms and conditions, including confidentiality, non-solicitation, and other covenants and a waiver and release.
For the three months ended March 31, 2024 and 2023, we recognized separation costs of $410 and $500, respectively, including equity based separation costs of $410 and $68, respectively, and cash separation costs of $0 and $432, respectively. For the six months ended March 31, 2024 and 2023, we recognized separation costs of $3,954 and $938, respectively, including equity based separation costs of $508 and $126, respectively, and, cash separation costs of $3,446 and $812, respectively.
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
On March 27, 2024, we awarded 4,219 of our Class A Common Shares, valued at $23.70 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Directors as part of his or her annual compensation for serving as a Director. For the six months ended March 31, 2024, we recorded general and administrative expense of $600 for these awards.
Equity based compensation expense related to shares awarded to certain officers and employees was $458 and $537 for the three months ended March 31, 2024 and 2023, respectively, and $960 and $1,098 for the six months ended March 31, 2024 and

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
2023, respectively. As of March 31, 2024, we had 189,800 unvested shares outstanding which are scheduled to vest as follows: 76,280 shares in 2024, 51,960 shares in 2025, 39,840 shares in 2026 and 21,720 in 2027.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations for those eligible to do so. The repurchase price is based on the closing price of our Class A Common Shares on the date of repurchase. The aggregate value of 4,892 Class A Common Shares repurchased during the six months ended March 31, 2024 was $124, which is recorded as a decrease to additional paid in capital included in shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
Distributions
During the six months ended March 31, 2024 and 2023, we declared and paid dividends on our Class A Common Shares and Class B-1 common stock, or Class B-1 Common Shares, as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Six Months Ended March 31, 2024
10/12/2023	10/23/2023	11/16/2023	$0.40	$6,684
1/11/2024	1/22/2024	2/15/2024	0.40	6,684
			$0.80	$13,368
Six Months Ended March 31, 2023
10/13/2022	10/24/2022	11/17/2022	$0.40	$6,642
1/12/2023	1/23/2023	2/16/2023	0.40	6,641
			$0.80	$13,283
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Six Months Ended March 31, 2024
10/12/2023	10/23/2023	11/16/2023	$0.32	$10,148	$5,348	$4,800
1/11/2024	1/22/2024	2/15/2024	0.32	10,147	5,347	4,800
			$0.64	$20,295	$10,695	$9,600
Six Months Ended March 31, 2023
10/13/2022	10/24/2022	11/17/2022	$0.32	$10,114	$5,314	$4,800
1/12/2023	1/23/2023	2/16/2023	0.32	10,113	5,313	4,800
			$0.64	$20,227	$10,627	$9,600
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On April 11, 2024, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of April 22, 2024, in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,529. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,154, of which $5,354 will be distributed to us based on our aggregate ownership of 16,730,629 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash held by RMR Inc. We expect to pay this dividend on or about May 16, 2024.

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
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, the assumed redemption would have on earnings per share, we considered net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three months and six months ended March 31, 2024 and 2023, the assumed redemption is dilutive to earnings per share as presented in the table below.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The calculation of basic and diluted earnings per share for the three and six months ended March 31, 2024 and 2023, is as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Numerators:
Net income attributable to The RMR Group Inc.	$5,862	$18,473	$12,859	$24,810
Less: income attributable to unvested participating securities	(78)	(219)	(159)	(298)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	5,784	18,254	12,700	24,512
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	78	219	159	298
Add back: net income attributable to noncontrolling interest in The RMR Group LLC (1)	6,863	22,829	15,394	30,732
Add back: income tax expense	2,120	6,883	4,758	9,367
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (2)	(4,268)	(13,308)	(9,398)	(18,289)
Net income used in calculating diluted EPS	$10,577	$34,877	$23,613	$46,620

Denominators:
Common shares outstanding	16,731	16,620	16,731	16,620
Less: unvested participating securities and incremental impact of weighted average	(216)	(212)	(220)	(214)
Weighted average common shares outstanding - basic	16,515	16,408	16,511	16,406
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	15,000	15,000	15,000	15,000
Add: incremental unvested shares	24	22	14	16
Weighted average common shares outstanding - diluted	31,539	31,430	31,525	31,422

Net income attributable to The RMR Group Inc. per common share - basic	$0.35	$1.11	$0.77	$1.49
Net income attributable to The RMR Group Inc. per common share - diluted	$0.34	$1.11	$0.75	$1.48
(1)Net loss attributable to noncontrolling interest in consolidated entity is not adjusted when calculating diluted earnings per share.
(2)Income tax expense assumes the hypothetical conversion of the noncontrolling interest in The RMR Group LLC, which results in estimated tax rates of 28.7% and 27.6% for the three months ended March 31, 2024 and 2023, respectively, and 28.5% and 28.2% for the six months ended March 31, 2024 and 2023, respectively.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 11. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three and six months ended March 31, 2024 and 2023, is calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Income before income tax expense	$14,833	$48,185	$32,997	$64,909
RMR Inc. franchise tax expense and interest income	(297)	(71)	(429)	(145)
Net income before noncontrolling interest	14,536	48,114	32,568	64,764
Net income attributable to noncontrolling interest in The RMR Group LLC	(6,863)	(22,829)	(15,394)	(30,732)
Net income attributable to noncontrolling interest in consolidated entity	12	—	14	—
Net income attributable to RMR Inc. before income tax expense	7,685	25,285	17,188	34,032
Income tax expense attributable to RMR Inc.	(2,120)	(6,883)	(4,758)	(9,367)
RMR Inc. franchise tax expense and interest income	297	71	429	145
Net income attributable to RMR Inc.	$5,862	$18,473	$12,859	$24,810
Note 12. Subsequent Events
In April 2024, we accepted a loan application from a prospective borrower for a floating rate first mortgage loan secured by a hotel property in Revere, MA for a total commitment of $40,000. We also plan to make additional commitments for similar type loans in the coming months and we plan to finance these loan investments through a repurchase facility with a bank. These activities are part of a strategic initiative to expand our private capital business. Our plan is to amass a small portfolio of loans over the coming months and bring in third party investors to invest in a Tremont managed investment vehicle that holds these loans and to continue growing the vehicle by making additional loans in the future.

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
Acquisition of MPC Partnership Holdings LLC
On December 19, 2023, we completed our acquisition of MPC (now known as RMR Residential), a vertically integrated residential platform. This acquisition further advances our strategic focus on continuing to grow our private capital business, adding approximately $5.5 billion in assets under management and over 20 new institutional relationships. This acquisition also allows us to further diversify our revenue sources, to enter the only major commercial real estate sector in which we did not have a significant presence, and brings infrastructure and digital marketing capabilities that may be leveraged across our platform.
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
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of March 31, 2024 and 2023, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		March 31,
REIT	Primary Strategy	2024	2023
DHC	Medical office and life science properties, senior living communities and other healthcare related properties	$3,644,100	$3,153,102
ILPT	Industrial and logistics properties	4,603,897	4,486,121
OPI	Office properties primarily leased to single tenants and those with high credit quality characteristics	2,728,780	3,104,337
SVC	Hotels and service-focused retail net lease properties	6,756,986	7,457,879
		$17,733,763	$18,201,439
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
The basis on which our base business management fees are calculated for the three and six months ended March 31, 2024 and 2023 may differ from the basis at the end of the periods presented in the table above. As of March 31, 2024, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of March 31, 2024, were $7,719,866, $5,693,869, $5,905,126 and $11,424,841, respectively.

The fee revenues we earned from the Managed Equity REITs for the three and six months ended March 31, 2024 and 2023 are set forth in the following tables:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$4,154	$1,415	$520	$6,089	$3,415	$1,490	$577	$5,482
ILPT	5,875	3,341	73	9,289	5,791	3,315	138	9,244
OPI	3,307	3,630	771	7,708	3,720	3,537	2,620	9,877
SVC	7,910	1,484	1,696	11,090	8,558	945	467	9,970
	$21,246	$9,870	$3,060	$34,176	$21,484	$9,287	$3,802	$34,573

	Six Months Ended March 31, 2024				Six Months Ended March 31, 2023
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$7,961	$2,873	$1,576	$12,410	$7,079	$2,982	$1,877	$11,938
ILPT	11,753	6,380	197	18,330	11,693	6,263	308	18,264
OPI	6,627	7,077	2,483	16,187	7,359	6,941	5,785	20,085
SVC	16,455	2,380	3,878	22,713	16,726	1,935	1,077	19,738
	$42,796	$18,710	$8,134	$69,640	$42,857	$18,121	$9,047	$70,025
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

Our management fee revenues from services to these clients for the three and six months ended March 31, 2024 and 2023, are set forth in the following tables:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$1,451	$—	$—	$1,451	$1,369	$—	$—	$1,369
Sonesta	2,000	—	—	2,000	2,032	—	—	2,032
RMR Residential	154	4,902	406	5,462	—	—	—	—
Other private entities	3,008	2,209	145	5,362	2,976	2,121	214	5,311
SEVN	—	9	—	9	—	—	—	—
TA	—	—	—	—	3,785	—	—	3,785
	$6,613	$7,120	$551	$14,284	$10,162	$2,121	$214	$12,497

	Six Months Ended March 31, 2024				Six Months Ended March 31, 2023
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$2,833	$—	$—	$2,833	$2,633	$—	$—	$2,633
Sonesta	4,223	—	—	4,223	4,143	—	15	4,158
RMR Residential	175	5,528	473	6,176	—	—	—	—
Other private entities	6,064	4,325	275	10,664	5,988	4,198	640	10,826
SEVN	—	18	—	18	—	—	—	—
TA	—	—	—	—	7,976	—	—	7,976
	$13,295	$9,871	$748	$23,914	$20,740	$4,198	$655	$25,593

Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
Tremont earned advisory services revenue of $1,126 and $1,139 for the three months ended March 31, 2024 and 2023, respectively, and $2,251 and $2,230 for the six months ended March 31, 2024 and 2023, respectively. Tremont also earned incentive fees from SEVN of $60 and $359 for the three and six months ended March 31, 2024, respectively. Tremont did not earn incentive fees from SEVN for the three or six months ended March 31, 2023.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023
The following table presents the changes in our operating results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues:
Management services	$48,460	$47,070	$1,390	3.0%
Incentive fees	60	—	60	n/m
Advisory services	1,126	1,139	(13)	(1.1)%
Total management, incentive and advisory services revenues	49,646	48,209	1,437	3.0%
Reimbursable compensation and benefits	22,629	14,883	7,746	52.0%
Reimbursable equity based compensation	242	3,232	(2,990)	(92.5)%
Other reimbursable expenses	145,232	142,095	3,137	2.2%
Total reimbursable costs	168,103	160,210	7,893	4.9%
Total revenues	217,749	208,419	9,330	4.5%
Expenses:
Compensation and benefits	44,168	34,536	9,632	27.9%
Equity based compensation	700	3,769	(3,069)	(81.4)%
Separation costs	410	500	(90)	(18.0)%
Total compensation and benefits expense	45,278	38,805	6,473	16.7%
General and administrative	11,641	9,460	2,181	23.1%
Other reimbursable expenses	145,232	142,095	3,137	2.2%
Transaction and acquisition related costs	2,628	—	2,628	n/m
Depreciation and amortization	1,223	272	951	n/m
Total expenses	206,002	190,632	15,370	8.1%
Operating income	11,747	17,787	(6,040)	(34.0)%
Interest income	2,523	2,234	289	12.9%
Gain on equity method investments	563	28,164	(27,601)	(98.0)%
Income before income tax expense	14,833	48,185	(33,352)	(69.2)%
Income tax expense	(2,120)	(6,883)	4,763	69.2%
Net income	12,713	41,302	(28,589)	(69.2)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(6,863)	(22,829)	15,966	69.9%
Net loss attributable to noncontrolling interest in consolidated entity	12	—	12	n/m
Net income attributable to The RMR Group Inc.	$5,862	$18,473	$(12,611)	(68.3)%
n/m - not meaningful
Management services revenue. Management services revenue increased $1,390 primarily due to growth in management services revenue of $5,462 related to our acquisition of MPC in December 2023, partially offset by declines in management fees earned from TA of $3,785 as a result of the termination of its business management agreement with us on May 15, 2023.
Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits increased $7,746 primarily due to the impact of our acquisition of MPC and annual merit increases that were effective October 1, 2023.

Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue decreased $2,990 primarily as a result of decreases in certain of our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $9,632 primarily due to the impact of our acquisition of MPC, which was partially offset by cost containment measures that reduced headcount.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. Equity based compensation decreased $3,069 primarily as a result of decreases in certain of our clients’ respective share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 8, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $2,181 primarily due to the impact of our acquisition of MPC and increases in third party costs related to our expanded role in construction oversight at hotel and senior living properties.
Transaction and acquisition related costs. Transaction and acquisition related costs in the 2024 fiscal period primarily represent costs associated with integration expenses related to our acquisition of MPC.
Depreciation and amortization. Depreciation and amortization increased $951 primarily due to amortization of MPC related intangible assets in the current period.
Interest income. Interest income increased $289 due to higher interest earned during the 2024 fiscal period as a result of higher interest rates.
Gain on equity method investments. Gain on equity method investments represents the unrealized and realized gains or losses on our investments in SEVN and TA common shares. For further information, see Note 5, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The decrease in income tax expense of $4,763 is primarily attributable to lower taxable income for the 2024 fiscal period compared to the same period in the prior fiscal year.

Six Months Ended March 31, 2024, Compared to the Six Months Ended March 31, 2023
The following table presents the changes in our operating results for the six months ended March 31, 2024 compared to the six months ended March 31, 2023:

	Six Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues:
Management services	$93,554	$95,618	$(2,064)	(2.2)%
Incentive fees	359	—	359	n/m
Advisory services	2,251	2,230	21	0.9%
Total management, incentive and advisory services revenues	96,164	97,848	(1,684)	(1.7)%
Reimbursable compensation and benefits	39,457	29,206	10,251	35.1%
Reimbursable equity based compensation	2,569	5,521	(2,952)	(53.5)%
Other reimbursable expenses	341,230	326,584	14,646	4.5%
Total reimbursable costs	383,256	361,311	21,945	6.1%
Total revenues	479,420	459,159	20,261	4.4%
Expenses:
Compensation and benefits	78,940	67,800	11,140	16.4%
Equity based compensation	3,529	6,619	(3,090)	(46.7)%
Separation costs	3,954	938	3,016	n/m
Total compensation and benefits expense	86,423	75,357	11,066	14.7%
General and administrative	21,152	18,623	2,529	13.6%
Other reimbursable expenses	341,230	326,584	14,646	4.5%
Transaction and acquisition related costs	6,615	—	6,615	n/m
Depreciation and amortization	1,646	540	1,106	n/m
Total expenses	457,066	421,104	35,962	8.5%
Operating income	22,354	38,055	(15,701)	(41.3)%
Interest income	6,031	4,004	2,027	50.6%
Gain on equity method investments	4,612	22,850	(18,238)	(79.8)%
Income before income tax expense	32,997	64,909	(31,912)	(49.2)%
Income tax expense	(4,758)	(9,367)	4,609	49.2%
Net income	28,239	55,542	(27,303)	(49.2)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(15,394)	(30,732)	15,338	49.9%
Net loss attributable to noncontrolling interest in consolidated entity	14	—	14	n/m
Net income attributable to The RMR Group Inc.	$12,859	$24,810	$(11,951)	(48.2)%
n/m - not meaningful
Management services revenue. Management services revenue decreased $2,064 primarily due to declines in management fees earned from TA of $7,976 as a result of the termination of its business management agreement with us on May 15, 2023, partially offset by growth in management services revenue of $6,176 related to our acquisition of MPC in the current period.
Reimbursable compensation and benefits. Reimbursable compensation and benefits increased $10,251 primarily due to the impact of our acquisition of MPC and annual merit increases that were effective October 1, 2023.
Reimbursable equity based compensation. Reimbursable equity based compensation decreased $2,952 primarily as a result of our clients’ annual employee share awards and decreases in certain of our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Compensation and benefits. Compensation and benefits expense increased $11,140 primarily due to the impact of our acquisition of MPC and annual merit and benefit increases.
Equity based compensation. Equity based compensation decreased $3,090 primarily as a result of decreases in certain of our clients’ respective share prices.
Separation costs. For further information about these costs, see Note 8, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs increased $2,529 primarily due to the impact of our acquisition of MPC, strategic technology investments and increases in third party costs related to our expanded role in construction oversight.
Transaction and acquisition related costs. Transaction and acquisition related costs in the 2024 fiscal period primarily represent costs associated with our acquisition of MPC and related integration expenses.
Depreciation and amortization. Depreciation and amortization increased $1,106 primarily due to amortization of MPC acquisition related intangible assets in the current period.
Interest income. Interest income increased $2,027 primarily due to higher interest earned during the 2024 fiscal period primarily as a result of higher interest rates and higher average cash balances invested compared to the prior period.
Gain on equity method investments. Gain on equity method investments represents the unrealized and realized gains or losses on our investments in SEVN and TA common shares. For further information, see Note 5, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The decrease in income tax expense of $4,609 is primarily attributable to lower taxable income for the 2024 fiscal period compared to the same period in the prior fiscal year.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of March 31, 2024 and September 30, 2023, we had cash and cash equivalents of $192,108 and $267,989, respectively, of which $25,918 and $26,802, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2024 and September 30, 2023, $180,444 and $265,800, respectively, of our cash and cash equivalents were invested in money market bank accounts.
On December 19, 2023, we completed our acquisition of MPC for total cash consideration of $84,474. We are also obligated to pay the Earnout, if earned, which we currently estimate at $14,847 and which will be payable over the next three years, based on our current expectations for the deployment of capital remaining in investment funds managed by MPC prior to the end of such fund’s investment period. In addition to the Earnout, we agreed to pay Retention Payments to certain employees of MPC in an aggregate amount of $4,200 for their continued employment through December 31, 2025.
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
We believe that our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, to fund our operations and enhance our technology infrastructure, in the next twelve months. Our experienced platform and existing relationships with institutional investors has provided us with significant opportunities to continue expanding our private capital business. We intend to diversify and further grow our private capital revenues by sponsoring and managing new real estate related investment funds that may invest in the equity of real estate or provide commercial mortgage loans secured by middle market and transitional real estate in the U.S. We anticipate that using our capital for possible formation costs and co-investment in these funds will diversify our revenues and generate management fees, incentive fees and potential promote income.

In April 2024, we accepted a loan application from a prospective borrower for a floating rate first mortgage loan secured by a hotel property in Revere, MA for a total commitment of $40,000. We also plan to make additional commitments for similar type loans in the coming months and we plan to finance these loan investments through a repurchase facility with a bank. These activities are part of a strategic initiative to expand our private capital business. Our plan is to amass a small portfolio of loans over the coming months and bring in third party investors to invest in a Tremont managed investment vehicle that holds these loans and to continue growing the vehicle by making additional loans in the future.
Cash Flows
The $7,099 decrease in net cash from operating activities for the six months ended March 31, 2024 compared to the prior period reflects a decrease in net income partially offset by favorable changes in working capital. The $78,766 increase in net cash used in investing activities for the six months ended March 31, 2024 compared to the prior period was due to our acquisition of MPC in the current fiscal period. Net cash used in financing activities for the six months ended March 31, 2024 was relatively unchanged compared to the prior period.
As of March 31, 2024, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 8, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of March 31, 2024, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $23,229, of which we expect to pay $2,343 to ABP Trust during the fourth quarter of fiscal year 2024.
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
On December 19, 2023, we completed the acquisition of MPC. We are in the process of integrating MPC into our systems and control environment as of September 30, 2024. For further information regarding this acquisition, see Note 3. Acquisition of MPC Partnership Holdings LLC, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Subject to the foregoing, no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Risks related to supply chain constraints, commodity pricing and inflation, including inflation impacting wages and employee benefits,
•Changing market conditions, practices and trends, which may adversely impact our clients and the fees we receive from them,
•Potential terminations of the management agreements with our clients,
•Increases in or sustained high market interest rates, which may significantly reduce our revenues or impede our growth,
•Our dependence on the growth and performance of our clients,
•Our ability to obtain or create new clients for our business and other circumstances beyond our control,
•The ability of our clients to operate their businesses profitably, optimize their capital structures and to grow and increase their market capitalizations and total shareholder returns,
•Our ability to successfully provide management services to our clients,
•Our ability to maintain or increase the distributions we pay to our shareholders,
•Our ability to successfully pursue and execute capital allocation and new business strategies,
•Our ability to prudently invest in our business to enhance our operations, services and competitive positioning,
•Our ability to successfully integrate acquired businesses and realize our expected returns on our investments,
•Risk that cost savings and synergies anticipated to be realized by the MPC acquisition may not be fully realized or may take longer to realize than expected,
•Changes to our operating leverage or client diversity,
•Litigation risks,
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
The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2024:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
January 1 - January 31, 2024	1,832	$27.53	N/A	N/A
March 1 - March 31, 2024	2,568	24.21	N/A	N/A
Total	4,400	$25.59	N/A	N/A
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
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: May 7, 2024