Form 10-Q
period 2024-06-30
RMR GROUP INC.
filed 2024-08-01
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 29, 2024, there were 15,724,803 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

June 30, 2024

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	June 30,	September 30,
	2024	2023
Assets
Cash and cash equivalents held by The RMR Group Inc.	$25,368	$26,802
Cash and cash equivalents held by The RMR Group LLC	182,608	241,187
Due from related parties	98,697	111,323
Prepaid and other current assets	8,616	6,997
Total current assets	315,289	386,309
Property and equipment, net of accumulated depreciation of $3,421 and $3,212, respectively	15,910	5,446
Due from related parties, net of current portion	4,882	7,261
Equity method investments	21,658	18,651
Goodwill	71,620	1,859
Intangible assets, net of accumulated amortization of $2,876 and $983, respectively	19,593	167
Operating lease right of use assets	28,254	29,032
Deferred tax asset	16,675	18,220
Other assets, net of accumulated amortization of $85,386 and $78,324, respectively	108,417	115,479
Total assets	$602,298	$582,424

Liabilities and Equity
Reimbursable accounts payable and accrued expenses	$64,618	$77,924
Accounts payable and accrued expenses	42,614	22,578
Current portion of Earnout liability	2,591	—
Operating lease liabilities	6,017	5,068
Total current liabilities	115,840	105,570
Operating lease liabilities, net of current portion	23,052	25,044
Amounts due pursuant to tax receivable agreement, net of current portion	20,886	20,886
Employer compensation liability, net of current portion	4,882	7,261
Earnout liability, net of current portion	11,192	—
Mortgage note payable	4,789	—
Total liabilities	180,641	158,761

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,950,000 shares authorized; 15,729,473 and 15,712,007 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	118,454	116,010
Retained earnings	430,890	413,096
Cumulative common distributions	(309,969)	(289,072)
Total shareholders’ equity	239,407	240,066
Noncontrolling interest in The RMR Group LLC	181,833	183,597
Noncontrolling interest in consolidated entity	417	—
Total noncontrolling interests	182,250	183,597
Total equity	421,657	423,663
Total liabilities and equity	$602,298	$582,424
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Management services	$47,769	$45,872	$141,323	$141,490
Termination and incentive fees	370	45,474	729	45,474
Advisory services	1,127	1,141	3,378	3,371
Total management, termination, incentive and advisory services revenues	49,266	92,487	145,430	190,335
Reimbursable compensation and benefits	22,786	15,235	62,243	44,441
Reimbursable equity based compensation	1,088	1,622	3,657	7,143
Other reimbursable expenses	132,339	170,881	473,569	497,465
Total reimbursable costs	156,213	187,738	539,469	549,049
Total revenues	205,479	280,225	684,899	739,384
Expenses:
Compensation and benefits	45,031	34,239	123,971	102,039
Equity based compensation	1,614	2,100	5,143	8,719
Separation costs	771	1,064	4,725	2,002
Total compensation and benefits expense	47,416	37,403	133,839	112,760
General and administrative	11,404	9,575	32,556	28,198
Other reimbursable expenses	132,339	170,881	473,569	497,465
Transaction and acquisition related costs	915	1,196	7,230	1,196
Depreciation and amortization	1,234	281	2,880	821
Total expenses	193,308	219,336	650,074	640,440
Operating income	12,171	60,889	34,825	98,944
Change in fair value of Earnout liability	1,064	—	764	—
Interest income	2,638	2,833	8,669	6,837
Gain on equity method investments	188	663	4,800	23,513
Income before income tax expense	16,061	64,385	49,058	129,294
Income tax expense	(3,657)	(9,214)	(8,415)	(18,581)
Net income	12,404	55,171	40,643	110,713
Net income attributable to noncontrolling interest in The RMR Group LLC	(7,482)	(30,530)	(22,876)	(61,262)
Net loss attributable to noncontrolling interest in consolidated entity	13	—	27	—
Net income attributable to The RMR Group Inc.	$4,935	$24,641	$17,794	$49,451

Weighted average common shares outstanding - basic	16,542	16,435	16,522	16,416
Weighted average common shares outstanding - diluted	16,542	16,435	16,522	31,431

Net income attributable to The RMR Group Inc. per common share - basic	$0.29	$1.48	$1.06	$2.98
Net income attributable to The RMR Group Inc. per common share - diluted	$0.29	$1.48	$1.06	$2.97
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

								Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Consolidated Entity	Total Equity
Balance at September 30, 2023	$16	$1	$15	$116,010	$413,096	$(289,072)	$240,066	$183,597	$—	$423,663
Share awards, net	—	—	—	588	—	—	588	—	—	588
Net income	—	—	—	—	6,997	—	6,997	8,531	(2)	15,526
Tax distributions to member	—	—	—	—	—	—	—	(4,102)	—	(4,102)
Common share distributions	—	—	—	—	—	(6,684)	(6,684)	(4,800)	—	(11,484)
Acquisition of MPC Partnership Holdings LLC	—	—	—	—	—	—	—	—	444	444
Balance at December 31, 2023	16	1	15	116,598	420,093	(295,756)	240,967	183,226	442	424,635
Share awards, net	—	—	—	1,356	—	—	1,356	—	—	1,356
Net income	—	—	—	—	5,862	—	5,862	6,863	(12)	12,713
Tax distributions to member	—	—	—	—	—	—	—	(3,059)	—	(3,059)
Common share distributions	—	—	—	—	—	(6,684)	(6,684)	(4,800)	—	(11,484)
Balance at March 31, 2024	16	1	15	117,954	425,955	(302,440)	241,501	182,230	430	424,161
Share awards, net	—	—	—	500	—	—	500	—	—	500
Net income	—	—	—	—	4,935	—	4,935	7,482	(13)	12,404
Tax distributions to member	—	—	—	—	—	—	—	(3,079)	—	(3,079)
Common share distributions	—	—	—	—	—	(7,529)	(7,529)	(4,800)	—	(12,329)
Balance at June 30, 2024	$16	$1	$15	$118,454	$430,890	$(309,969)	$239,407	$181,833	$417	$421,657
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(dollars in thousands)
(unaudited)

								Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Consolidated Entity	Total Equity
Balance at September 30, 2022	$16	$1	$15	$113,136	$355,949	$(262,496)	$206,621	$163,118	$—	$369,739
Share awards, net	—	—	—	594	—	—	594	—	—	594
Net income	—	—	—	—	6,337	—	6,337	7,903	—	14,240
Tax distributions to member	—	—	—	—	—	—	—	(3,839)	—	(3,839)
Common share distributions	—	—	—	—	—	(6,642)	(6,642)	(4,800)	—	(11,442)
Balance at December 31, 2022	16	1	15	113,730	362,286	(269,138)	206,910	162,382	—	369,292
Share awards, net	—	—	—	1,015	—	—	1,015	—	—	1,015
Net income	—	—	—	—	18,473	—	18,473	22,829	—	41,302
Tax distributions to member	—	—	—	—	—	—	—	(4,545)	—	(4,545)
Common share distributions	—	—	—	—	—	(6,641)	(6,641)	(4,800)	—	(11,441)
Balance at March 31, 2023	16	1	15	114,745	380,759	(275,779)	219,757	175,866	—	395,623
Share awards, net	—	—	—	734	—	—	734	—	—	734
Net income	—	—	—	—	24,641	—	24,641	30,530	—	55,171
Tax distributions to member	—	—	—	—	—	—	—	(14,715)	—	(14,715)
Common share distributions	—	—	—	—	—	(6,648)	(6,648)	(4,800)	—	(11,448)
Balance at June 30, 2023	$16	$1	$15	$115,479	$405,400	$(282,427)	$238,484	$186,881	$—	$425,365
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$40,643	$110,713
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,880	821
Straight line office rent	(265)	(235)
Amortization expense related to other assets	7,062	7,062
Provision (benefit) for deferred income taxes	1,545	(1,466)
Change in fair value of Earnout liability	(764)	—
Operating expenses paid in The RMR Group Inc. common shares	2,594	2,522
Distributions from investments	1,793	1,623
Gain on equity method investments	(4,800)	(23,513)
Changes in assets and liabilities:
Due from related parties	17,757	243
Prepaid and other current assets	(246)	(1,114)
Reimbursable accounts payable and accrued expenses	(13,306)	(5,958)
Accounts payable and accrued expenses	12,176	22,994
Net cash from operating activities	67,069	113,692

Cash Flows from Investing Activities:
Acquisition of MPC Partnership Holdings LLC, net of cash acquired	(78,771)	—
Purchase of property and equipment	(2,624)	(3,227)
Proceeds from sale of TravelCenters of America Inc. common shares	—	53,479
Net cash (used in) provided by investing activities	(81,395)	50,252

Cash Flows from Financing Activities:
Distributions to noncontrolling interests	(24,640)	(37,499)
Distributions to common shareholders	(20,897)	(19,931)
Repurchase of common shares	(150)	(179)
Net cash used in financing activities	(45,687)	(57,609)

(Decrease) increase in cash and cash equivalents	(60,013)	106,335
Cash and cash equivalents at beginning of period	267,989	189,088
Cash and cash equivalents at end of period	$207,976	$295,423

Supplemental Disclosures:
Income taxes paid	$8,362	$16,978

Non-cash investing and financing activities:
Recognition of right of use assets and related lease liabilities	$3,157	$4,119
Recognition of Earnout liability	$14,547	$—
Write-off of fully depreciated property and equipment	$778	$391
Assumption of mortgage note payable	$5,429	$—

RMR Group Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)
(unaudited)
Supplemental Reconciliation of Cash and Cash Equivalents:
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	June 30,
	2024	2023
Cash and cash equivalents held by The RMR Group Inc.	$25,368	$25,897
Cash and cash equivalents held by The RMR Group LLC	182,608	269,526
Total cash and cash equivalents shown in the statements of cash flows	$207,976	$295,423
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
As of June 30, 2024, RMR Inc. owned 15,729,473 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.7% of the economic interest of RMR LLC as of June 30, 2024. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.3% of the economic interest of RMR LLC as of June 30, 2024, which is presented as noncontrolling interest in The RMR Group LLC within the condensed consolidated financial statements. Adam D. Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
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
We report our results in a single reportable segment, which reflects how our chief operating decision maker, or the CODM, allocates resources and evaluates our financial results. Preparation of these condensed consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these condensed consolidated financial statements and related notes. Significant estimates in the accompanying condensed consolidated financial statements include purchase price allocations, useful lives of intangibles and the fair value of certain assets and liabilities. The actual results could differ from these estimates.
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
As of June 30, 2024, we have not contributed any capital to Fund VII or any of the other funds we manage. Accordingly, the results of such funds are not reflected in our condensed consolidated financial statements.
Pro Forma Financial Information
Unaudited pro forma financial information for the three and nine months ended June 30, 2024 and 2023, is presented below. Pro forma financial information presented does not include adjustments related to the Earnout or to reflect any potential synergies that may be achievable in connection with the Acquisition. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the Acquisition been completed as of October 1, 2022.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$205,479	$297,137	$696,517	$790,120
Net income	13,092	50,116	37,556	89,671
Net income attributable to The RMR Group Inc.	5,238	22,426	16,430	80,090
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
•adjustments to interest expense resulting from the fair value measurement of the mortgage note payable; and
•adjustments to reflect the related transaction costs of $6,887 as if they had occurred as of October 1, 2022.
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
We earned aggregate base business management fees from the Managed Equity REITs of $20,604 and $21,037 for the three months ended June 30, 2024 and 2023, respectively, and $63,400 and $63,894 for the nine months ended June 30, 2024 and 2023, respectively.
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
We earned aggregate base business management fees from TA and the Private Capital clients of $7,226 and $9,134 for the three months ended June 30, 2024 and 2023, respectively, and $20,521 and $29,874 for the nine months ended June 30, 2024 and 2023, respectively. In addition, in connection with BP’s acquisition of TA on May 15, 2023, TA terminated its business management agreement with us and paid us the applicable termination fee of $45,282.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the three months ended June 30, 2024 and 2023, we earned aggregate property management fees of $19,939 and $15,649, respectively, including construction supervision fees of $3,567 and $4,418, respectively. For the nine months ended June 30, 2024 and 2023, we earned aggregate property management fees of $57,402 and $47,670, respectively, including construction supervision fees of $12,449 and $14,120, respectively.
Management Agreements with Advisory Clients
Tremont is primarily compensated pursuant to its management agreement with SEVN at an annual rate of 1.5% of equity, as defined in the applicable agreement. Tremont may also earn an incentive fee under its management agreement with SEVN equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the agreement, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont earned incentive fees from SEVN of $370 and $729 for the three and nine months ended June 30, 2024, respectively, and $192 for both the three and nine months ended June 30, 2023.
We earned advisory services revenue of $1,127 and $1,141 for the three months ended June 30, 2024 and 2023, respectively, and $3,378 and $3,371 for the nine months ended June 30, 2024 and 2023, respectively.
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
Note 5. Equity Method Investments
Seven Hills Realty Trust
As of June 30, 2024, Tremont owned 1,708,058, or approximately 11.5%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our equity method investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of June 30, 2024 and September 30, 2023, based on quoted market prices, was $21,658 and $18,651, respectively. The unrealized gain in our condensed consolidated statements of income related to our investment in SEVN was $188 and $974 for the three months

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
ended June 30, 2024 and 2023, respectively, and $4,800 and $3,571 for the nine months ended June 30, 2024 and 2023, respectively. We received distributions from SEVN of $598 for each of the three months ended June 30, 2024 and 2023, and $1,793 and $1,623 for the nine months ended June 30, 2024 and 2023, respectively.
TravelCenters of America Inc.
Until BP acquired TA on May 15, 2023, we owned 621,853, or approximately 4.1%, of TA’s outstanding common shares, that had a cost of $13,701. We previously accounted for our investment in TA using the equity method of accounting because we were deemed to exert significant influence, but not control, over TA’s most significant activities. Under the fair value option, we determined fair value using the closing price of TA’s common shares as of the end of the period, which was a Level 1 fair value input, and recorded changes in fair value in earnings in our condensed consolidated statements of income. We recorded net gains and losses in our condensed consolidated statements of income related to our investment in TA of ($311) and $19,942 for the three and nine months ended June 30, 2023, respectively.
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
For the three months ended June 30, 2024 and 2023, we recognized estimated income tax expense of $3,657 and $9,214, respectively, which includes $1,557 and $6,751, respectively, of U.S. federal income tax and $2,100 and $2,463, respectively, of state income taxes. For the nine months ended June 30, 2024 and 2023, we recognized estimated income tax expense of $8,415 and $18,581, respectively, which includes $4,904 and $13,614, respectively, of U.S. federal income tax and $3,511 and $4,967, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.0%	3.1%	2.8%	3.0%
Permanent items	0.9%	0.2%	0.7%	0.3%
Uncertain tax position reserve, net of federal benefit	7.7%	—%	2.5%	—%
Net income attributable to noncontrolling interest	(9.8)%	(10.0)%	(9.8)%	(9.9)%
Total	22.8%	14.3%	17.2%	14.4%
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
We continue to be subject to federal, state, and local income tax audit examinations for open periods, which can lead to adjustments to our provision for income taxes, the resolution of which may be highly uncertain. We received a proposed adjustment from a state jurisdiction with respect to tax years ended September 30, 2019 and 2020. As a result, we have accrued an uncertain tax position reserve for the nine months ended June 30, 2024 related to the adjustment for fiscal years ending September 30, 2019 and thereafter. Our policy is to include interest expense related to unrecognized tax benefits within the provision for income taxes on the consolidated statement of income. We do not reasonably expect any significant changes relating to the net unrecognized tax benefits in the next twelve months. As of June 30, 2023, we had no uncertain tax positions.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 7. Fair Value of Financial Instruments
As of June 30, 2024 and September 30, 2023, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and reimbursable accounts payable, were not materially different from their carrying values due to the short term nature of these financial instruments. As of June 30, 2024, our fixed rate mortgage note payable had a carrying value of $4,789 and a fair value of $4,857. We estimate the fair value of our fixed rate mortgage note payable using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.
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
The tables below presents our financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$6,659	$6,659	$—	$—
Equity method investment in SEVN	21,658	21,658	—	—
Employer compensation liability related to share based payment awards	6,659	6,659	—	—
Earnout liability	13,783	—	—	13,783

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$10,695	$10,695	$—	$—
Equity method investment in SEVN	18,651	18,651	—	—
Employer compensation liability related to share based payment awards	10,695	10,695	—	—
The following table presents additional information about the valuation techniques and significant unobservable inputs for financial assets and liabilities that are measured at fair value and categorized within Level 3 as of June 30, 2024:

	Fair Value	Valuation Technique	Unobservable Input	Range
Earnout liability	$13,783	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	5.80%
The table below presents a summary of the changes in fair value for our Earnout liability measured on a recurring basis:

	Three Months Ended	Nine Months Ended
	June 30, 2024	June 30, 2024
Beginning balance	$14,847	$—
Acquisition of MPC Partnership Holdings LLC	—	14,547
Changes in fair value for our Earnout liability measured on a recurring basis	(1,064)	(764)
Ending balance	$13,783	$13,783
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
As of June 30, 2024, Mr. Portnoy beneficially owned 13.5% of SEVN’s outstanding common shares (including through Tremont and ABP Trust) and 9.8% of DHC’s outstanding common shares (including through ABP Trust). In addition, Mr. Portnoy beneficially owns shares of ILPT, OPI, SVC, and prior to May 15, 2023, TA, comprising less than 5.0% of the outstanding shares of each of those respective companies.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended June 30, 2024 and 2023, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$5,847	$24,175	$30,022	$5,655	$37,352	$43,007
ILPT	9,073	8,338	17,411	9,113	10,664	19,777
OPI	7,307	52,386	59,693	9,363	89,220	98,583
SVC	10,430	47,690	58,120	10,308	34,643	44,951
Total Managed Equity REITs	32,657	132,589	165,246	34,439	171,879	206,318
SEVN	1,511	1,401	2,912	1,333	1,193	2,526
TA (1)	—	—	—	47,238	—	47,238
	34,168	133,990	168,158	83,010	173,072	256,082
Private Capital:
AlerisLife	1,442	—	1,442	1,381	—	1,381
Sonesta	2,624	—	2,624	2,796	—	2,796
RMR Residential	5,688	7,924	13,612	—	—	—
Other private entities	5,344	14,299	19,643	5,248	14,666	19,914
	15,098	22,223	37,321	9,425	14,666	24,091

Revenues from related parties	49,266	156,213	205,479	92,435	187,738	280,173
Revenues from unrelated parties	—	—	—	52	—	52
Total revenues	$49,266	$156,213	$205,479	$92,487	$187,738	$280,225
(1)On May 15, 2023, BP acquired TA and TA terminated its management agreement with us. In connection with the termination of TA’s management agreement, we received the applicable termination fee of $45,282 during the three months ended June 30, 2023.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the nine months ended June 30, 2024 and 2023, we recognized revenues from related parties as set forth in the following table:

	Nine Months Ended June 30, 2024			Nine Months Ended June 30, 2023
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$18,257	$96,180	$114,437	$17,593	$117,821	$135,414
ILPT	27,403	27,953	55,356	27,377	30,615	57,992
OPI	23,494	168,677	192,171	29,448	268,204	297,652
SVC	33,143	181,628	214,771	30,046	75,468	105,514
Total Managed Equity REITs	102,297	474,438	576,735	104,464	492,108	596,572
SEVN	4,139	4,413	8,552	3,563	3,516	7,079
TA (1)	—	—	—	55,214	3,476	58,690
	106,436	478,851	585,287	163,241	499,100	662,341
Private Capital:
AlerisLife (2)	4,275	—	4,275	4,014	97	4,111
Sonesta	6,847	—	6,847	6,954	544	7,498
RMR Residential	11,864	16,249	28,113	—	—	—
Other private entities	16,008	44,369	60,377	16,074	49,308	65,382
	38,994	60,618	99,612	27,042	49,949	76,991

Revenues from related parties	145,430	539,469	684,899	190,283	549,049	739,332
Revenues from unrelated parties	—	—	—	52	—	52
Total revenues	$145,430	$539,469	$684,899	$190,335	$549,049	$739,384
(1)On May 15, 2023, BP acquired TA and TA terminated its management agreement with us. In connection with the termination of TA’s management agreement, we received the applicable termination fee of $45,282 during the nine months ended June 30, 2023.
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

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties
The following table presents amounts due from related parties as of the dates indicated:

	June 30, 2024			September 30, 2023
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$4,971	$7,595	$12,566	$5,953	$13,434	$19,387
ILPT	3,627	5,831	9,458	4,597	5,869	10,466
OPI	5,822	44,569	50,391	7,427	51,912	59,339
SVC	4,810	5,949	10,759	5,528	8,423	13,951
Total Managed Equity REITs	19,230	63,944	83,174	23,505	79,638	103,143
SEVN	1,497	1,363	2,860	1,663	1,921	3,584
	20,727	65,307	86,034	25,168	81,559	106,727
Private Capital:
AlerisLife (1)	549	—	549	74	—	74
Sonesta	83	—	83	89	—	89
RMR Residential	7,024	—	7,024	—	—	—
Other private entities	3,919	5,970	9,889	4,634	7,060	11,694
	11,575	5,970	17,545	4,797	7,060	11,857
	$32,302	$71,277	$103,579	$29,965	$88,619	$118,584
(1)On March 20, 2023, AlerisLife merged with and into a subsidiary of ABP Trust and ceased to be a public company. As a result, the amounts due with respect to AlerisLife are characterized as Private Capital for all periods presented. For further information about this transaction please see “ABP Trust’s Acquisition of AlerisLife” below.
Leases
As of June 30, 2024, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,435 and $1,221 for the three months ended June 30, 2024 and 2023, respectively, and $4,180 and $4,052 for the nine months ended June 30, 2024 and 2023, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. As of June 30, 2024, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $23,229, including $2,343 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2024.
Under the RMR LLC operating agreement, RMR LLC is also required to make certain pro rata distributions to each member of RMR LLC quarterly on the basis of the estimated tax liabilities of its members, estimated quarterly, subject to future adjustment based on actual results. For the nine months ended June 30, 2024 and 2023, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $21,886 and $48,857, respectively, of which $11,646 and $25,758, respectively, was distributed to us and $10,240 and $23,099, respectively, was distributed to ABP Trust. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We used funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.

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
For the three months ended June 30, 2024 and 2023, we recognized separation costs of $771 and $1,064, respectively, including equity based separation costs of $0 and $356, respectively, and cash separation costs of $771 and $708, respectively. For the nine months ended June 30, 2024 and 2023, we recognized separation costs of $4,725 and $2,002, respectively, including equity based separation costs of $508 and $482, respectively, and, cash separation costs of $4,217 and $1,520, respectively.
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
On March 27, 2024, we awarded 4,219 of our Class A Common Shares, valued at $23.70 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our Directors as part of his or her annual compensation for serving as a Director. For the nine months ended June 30, 2024, we recorded general and administrative expense of $600 for these awards.
Equity based compensation expense related to shares awarded to certain officers and employees was $526 and $478 for the three months ended June 30, 2024 and 2023, respectively, and $1,486 and $1,576 for the nine months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had 186,740 unvested shares outstanding which are scheduled to vest as follows: 73,520 shares in 2024, 51,840 shares in 2025, 39,720 shares in 2026 and 21,660 in 2027.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations for those eligible to do so. The repurchase price is based on the closing price of our Class A Common Shares on the date of repurchase. The aggregate value of 6,048 Class A Common Shares repurchased during the nine months ended June 30, 2024 was $150, which is recorded as a decrease to additional paid in capital included in shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Distributions
During the nine months ended June 30, 2024 and 2023, we declared and paid dividends on our Class A Common Shares and Class B-1 common stock, or Class B-1 Common Shares, as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Nine Months Ended June 30, 2024
10/12/2023	10/23/2023	11/16/2023	$0.40	$6,684
1/11/2024	1/22/2024	2/15/2024	0.40	6,684
4/11/2024	4/22/2024	5/16/2024	0.45	7,529
			$1.25	$20,897
Nine Months Ended June 30, 2023
10/13/2022	10/24/2022	11/17/2022	$0.40	$6,642
1/12/2023	1/23/2023	2/16/2023	0.40	6,641
4/13/2023	4/24/2023	5/18/2023	0.40	6,648
			$1.20	$19,931
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Nine Months Ended June 30, 2024
10/12/2023	10/23/2023	11/16/2023	$0.32	$10,148	$5,348	$4,800
1/11/2024	1/22/2024	2/15/2024	0.32	10,147	5,347	4,800
4/11/2024	4/22/2024	5/16/2024	0.32	10,154	5,354	4,800
			$0.96	$30,449	$16,049	$14,400
Nine Months Ended June 30, 2023
10/13/2022	10/24/2022	11/17/2022	$0.32	$10,114	$5,314	$4,800
1/12/2023	1/23/2023	2/16/2023	0.32	10,113	5,313	4,800
4/13/2023	4/24/2023	5/18/2023	0.32	10,118	5,318	4,800
			$0.96	$30,345	$15,945	$14,400
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On July 11, 2024, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of July 22, 2024, in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,528. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,153, of which $5,353 will be distributed to us based on our aggregate ownership of 16,729,473 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash held by RMR Inc. We expect to pay this dividend on or about August 15, 2024.
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
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, the assumed redemption would have on earnings per share, we considered net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the nine months ended June 30, 2023, the assumed redemption is dilutive to earnings per share as presented in the table below.
The calculation of basic and diluted earnings per share for the three and nine months ended June 30, 2024 and 2023, is as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Numerators:
Net income attributable to The RMR Group Inc.	$4,935	$24,641	$17,794	$49,451
Less: income attributable to unvested participating securities	(76)	(273)	(235)	(580)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	4,859	24,368	17,559	48,871
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	—	—	—	580
Add back: net income attributable to noncontrolling interest in The RMR Group LLC	—	—	—	61,262
Add back: income tax expense	—	—	—	18,581
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	—	—	—	(35,932)
Net income used in calculating diluted EPS	$4,859	$24,368	$17,559	$93,362

Denominators:
Common shares outstanding	16,729	16,614	16,729	16,614
Less: unvested participating securities and incremental impact of weighted average	(187)	(179)	(207)	(198)
Weighted average common shares outstanding - basic	16,542	16,435	16,522	16,416
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	—	—	—	15,000
Add: incremental unvested shares	—	—	—	15
Weighted average common shares outstanding - diluted	16,542	16,435	16,522	31,431

Net income attributable to The RMR Group Inc. per common share - basic	$0.29	$1.48	$1.06	$2.98
Net income attributable to The RMR Group Inc. per common share - diluted	$0.29	$1.48	$1.06	$2.97
(1)Income tax expense assumes the hypothetical conversion of the noncontrolling interest in The RMR Group LLC, which results in an estimated tax rate of 27.8% for the nine months ended June 30, 2023.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 11. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three and nine months ended June 30, 2024 and 2023, is calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Income before income tax expense	$16,061	$64,385	$49,058	$129,294
RMR Inc. franchise tax expense and interest income	(187)	(110)	(616)	(255)
Net income before noncontrolling interest	15,874	64,275	48,442	129,039
Net income attributable to noncontrolling interest in The RMR Group LLC	(7,482)	(30,530)	(22,876)	(61,262)
Net income attributable to noncontrolling interest in consolidated entity	13	—	27	—
Net income attributable to RMR Inc. before income tax expense	8,405	33,745	25,593	67,777
Income tax expense attributable to RMR Inc.	(3,657)	(9,214)	(8,415)	(18,581)
RMR Inc. franchise tax expense and interest income	187	110	616	255
Net income attributable to RMR Inc.	$4,935	$24,641	$17,794	$49,451
Note 12. Subsequent Events
The following activities that occurred subsequent to June 30, 2024 are part of our strategic initiatives to expand our private capital business:
Real Estate Lending Venture
Our plan is to amass a small portfolio of loans, financed, in part, through a bank repurchase facility, in a Tremont managed vehicle and bring in third parties to invest in the vehicle. The vehicle would then continue growing by making additional loans.
In July 2024, we made a floating rate first mortgage loan that is secured by a hotel property in Revere, MA for a total commitment of $40,000. This $40,000 loan requires the borrower to pay interest at the floating rate of Secured Overnight Financing Rate, or SOFR, plus a premium of 395 basis points per annum and has an initial term of two years with three one year extensions. Also in July 2024, we made a floating rate first mortgage loan that is secured by an industrial property in Wayne, PA for a total commitment of $27,000. This $27,000 loan requires the borrower to pay interest at the floating rate of SOFR plus a premium of 425 basis points per annum and has an initial term of three years with two one year extensions.
The table below provides overall statistics for our loans originated in July 2024:

Number of loans	2
Total loan commitments	$67,000
Unfunded loan commitments(1)	$9,820
Principal balance	$57,180
Weighted average coupon rate	9.38%
Weighted average all in yield(2)	10.29%
Weighted average floor	4.34%
(1)Unfunded loan commitments are primarily used to finance property improvements and leasing capital and are generally funded over the term of the loan.
(2)All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
RMR Residential Acquisition
In July 2024, we acquired a 240 unit, garden style apartment community located in Denver, CO for a purchase price of $70,000, excluding acquisition costs. We financed this purchase with cash on hand and proceeds from a $46,500 mortgage loan with a 5.34% fixed interest rate. This mortgage loan requires monthly payments of interest only until maturity in July 2029.
We plan either to syndicate this acquisition or use it to seed a small portfolio of multifamily assets we would subsequently syndicate to third party investors.

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
Beyond general real estate industry trends, we also take into account general economic factors impacting our clients. Heading in to 2024, CRE investors seemed cautiously optimistic that inflation had peaked, that the U.S. economy was likely headed for a “soft-landing” and that the Federal Open Market Committee of the U.S. Federal Reserve, or the FOMC, would be poised to reduce the federal funds rate by 125 to 150 basis points as a result of five or six rate cuts in 2024. With the anticipation of lower interest rates in the future, investors chose to delay sale or refinancing decisions and overall CRE investment and transaction volume remained tepid well into the second quarter of calendar 2024.
However, despite recent economic data indicating slowing U.S. economic growth, including lower retail sales, consumer spending and a slight increase in the unemployment rate, the FOMC has made it clear that inflation remains elevated and that it intends to keep the federal funds rate steady at 5.25% to 5.50% until it is confident that inflation is on pace to reach its longer term objective of 2%. With no clear sight on the timing or magnitude of a future interest rate cut, CRE investors continue to adjust to a “higher for longer” interest rate environment.
Additionally, concerns about the capital adequacy and liquidity of the banking sector due to the bank failures in 2023, as well as stricter lending standards, have resulted in decreased lending activity from traditional sources such as banks and life insurance companies and may negatively impact the businesses of our clients and our clients' tenants. Rising or sustained high interest rates also adversely impact our clients with floating rate debt, which they, in some instances, attempt to address with interest rate caps and other strategic actions to reduce leverage. The impact of rising costs, both for goods and services, insurance and human capital, are impacting us and our clients and we and our clients are continuing to implement mitigation strategies to minimize the impact of increased costs on our and our clients’ earnings, where possible.
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
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of June 30, 2024 and 2023, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		June 30,
REIT	Primary Strategy	2024	2023
DHC	Medical office and life science properties, senior living communities and other healthcare related properties	$3,845,905	$3,353,922
ILPT	Industrial and logistics properties	4,559,824	4,551,558
OPI	Office properties primarily leased to single tenants and those with high credit quality characteristics	2,422,103	2,934,248
SVC	Hotels and service-focused retail net lease properties	6,535,337	7,247,604
		$17,363,169	$18,087,332
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
The basis on which our base business management fees are calculated for the three and nine months ended June 30, 2024 and 2023 may differ from the basis at the end of the periods presented in the table above. As of June 30, 2024, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of June 30, 2024, were $7,731,622, $5,696,515, $5,965,791 and $11,472,436, respectively.

The fee revenues we earned from the Managed Equity REITs for the three and nine months ended June 30, 2024 and 2023 are set forth in the following tables:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$4,101	$1,413	$333	$5,847	$3,467	$1,504	$684	$5,655
ILPT	5,854	3,104	115	9,073	5,744	3,132	237	9,113
OPI	3,057	3,172	1,078	7,307	3,363	3,572	2,428	9,363
SVC	7,592	1,504	1,334	10,430	8,463	936	909	10,308
	$20,604	$9,193	$2,860	$32,657	$21,037	$9,144	$4,258	$34,439

	Nine Months Ended June 30, 2024				Nine Months Ended June 30, 2023
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$12,062	$4,286	$1,909	$18,257	$10,546	$4,486	$2,561	$17,593
ILPT	17,607	9,484	312	27,403	17,437	9,395	545	27,377
OPI	9,684	10,249	3,561	23,494	10,722	10,513	8,213	29,448
SVC	24,047	3,884	5,212	33,143	25,189	2,871	1,986	30,046
	$63,400	$27,903	$10,994	$102,297	$63,894	$27,265	$13,305	$104,464
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

Our management fee revenues from services to these clients for the three and nine months ended June 30, 2024 and 2023, are set forth in the following tables and exclude termination fee revenue earned from TA of $45,282 for the three and nine months ended June 30, 2023:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$1,442	$—	$—	$1,442	$1,381	$—	$—	$1,381
Sonesta	2,624	—	—	2,624	2,796	—	—	2,796
RMR Residential	153	4,985	550	5,688	—	—	—	—
Other private entities	3,007	2,180	157	5,344	3,001	2,087	160	5,248
SEVN	—	14	—	14	—	—	—	—
TA	—	—	—	—	1,956	—	—	1,956
	$7,226	$7,179	$707	$15,112	$9,134	$2,087	$160	$11,381

	Nine Months Ended June 30, 2024				Nine Months Ended June 30, 2023
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$4,275	$—	$—	$4,275	$4,014	$—	$—	$4,014
Sonesta	6,847	—	—	6,847	6,939	—	15	6,954
RMR Residential	328	10,513	1,023	11,864	—	—	—	—
Other private entities	9,071	6,505	432	16,008	8,989	6,285	800	16,074
SEVN	—	32	—	32	—	—	—	—
TA	—	—	—	—	9,932	—	—	9,932
	$20,521	$17,050	$1,455	$39,026	$29,874	$6,285	$815	$36,974

Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
Tremont earned advisory services revenue of $1,127 and $1,141 for the three months ended June 30, 2024 and 2023, respectively, and $3,378 and $3,371 for the nine months ended June 30, 2024 and 2023, respectively. Tremont also earned incentive fees from SEVN of $370 and $729 for the three and nine months ended June 30, 2024, respectively. Tremont did not earn incentive fees from SEVN for the three or nine months ended June 30, 2023.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023
The following table presents the changes in our operating results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues:
Management services	$47,769	$45,872	$1,897	4.1%
Termination and incentive fees	370	45,474	(45,104)	(99.2)%
Advisory services	1,127	1,141	(14)	(1.2)%
Total management, incentive and advisory services revenues	49,266	92,487	(43,221)	(46.7)%
Reimbursable compensation and benefits	22,786	15,235	7,551	49.6%
Reimbursable equity based compensation	1,088	1,622	(534)	(32.9)%
Other reimbursable expenses	132,339	170,881	(38,542)	(22.6)%
Total reimbursable costs	156,213	187,738	(31,525)	(16.8)%
Total revenues	205,479	280,225	(74,746)	(26.7)%
Expenses:
Compensation and benefits	45,031	34,239	10,792	31.5%
Equity based compensation	1,614	2,100	(486)	(23.1)%
Separation costs	771	1,064	(293)	(27.5)%
Total compensation and benefits expense	47,416	37,403	10,013	26.8%
General and administrative	11,404	9,575	1,829	19.1%
Other reimbursable expenses	132,339	170,881	(38,542)	(22.6)%
Transaction and acquisition related costs	915	1,196	(281)	(23.5)%
Depreciation and amortization	1,234	281	953	n/m
Total expenses	193,308	219,336	(26,028)	(11.9)%
Operating income	12,171	60,889	(48,718)	(80.0)%
Change in fair value of Earnout liability	1,064	—	1,064	n/m
Interest income	2,638	2,833	(195)	(6.9)%
Gain on equity method investments	188	663	(475)	(71.6)%
Income before income tax expense	16,061	64,385	(48,324)	(75.1)%
Income tax expense	(3,657)	(9,214)	5,557	60.3%
Net income	12,404	55,171	(42,767)	(77.5)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(7,482)	(30,530)	23,048	75.5%
Net loss attributable to noncontrolling interest in consolidated entity	13	—	13	n/m
Net income attributable to The RMR Group Inc.	$4,935	$24,641	$(19,706)	(80.0)%
n/m - not meaningful
Management services revenue. Management services revenue increased $1,897 primarily due to growth in management services revenue of $5,688 related to our acquisition of MPC in December 2023, partially offset by declines in management fees earned from TA of $1,956 as a result of the termination of its business management agreement with us on May 15, 2023 and decreases in construction supervision revenues earned from the Managed Equity REITs of $1,398.
Termination and incentive fees. Termination and incentive fees decreased $45,104 primarily due to the $45,282 termination fee received from TA during the 2023 period. For further information about these fees, see Note 4, Revenue Recognition, and Note 8, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits increased $7,551 primarily due to the impact of our acquisition of MPC.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue decreased $534 primarily as a result of decreases in certain of our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $10,792 primarily due to the impact of our acquisition of MPC, which was partially offset by cost containment measures that reduced headcount.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. Equity based compensation decreased $486 primarily as a result of decreases in certain of our clients’ respective share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 8, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $1,829 primarily due to the incremental costs to support RMR Residential that results from our acquisition of MPC.
Transaction and acquisition related costs. Transaction and acquisition related costs primarily represent costs associated with integration expenses related to our acquisition of MPC and the evaluation of various other strategic initiatives.
Depreciation and amortization. Depreciation and amortization increased $953 primarily due to amortization of MPC related intangible assets in the current period.
Change in fair value of Earnout liability. For further information about the Earnout liability, see Note 3, Acquisition of MPC Partnership Holdings LLC and Note 7. Fair Value of Financial Instruments to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest income. Interest income decreased $195 due to a lower amount of investable cash during the 2024 period partially offset by higher average interest rates compared to the prior period.
Gain on equity method investments. Gain on equity method investments represents the unrealized and realized gains or losses on our investments in SEVN and TA common shares. For further information, see Note 5, Equity Method Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The decrease in income tax expense of $5,557 is primarily attributable to lower taxable income for the 2024 fiscal period compared to the same period in the prior fiscal year.

Nine Months Ended June 30, 2024, Compared to the Nine Months Ended June 30, 2023
The following table presents the changes in our operating results for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023:

	Nine Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues:
Management services	$141,323	$141,490	$(167)	(0.1)%
Termination and incentive fees	729	45,474	(44,745)	(98.4)%
Advisory services	3,378	3,371	7	0.2%
Total management, incentive and advisory services revenues	145,430	190,335	(44,905)	(23.6)%
Reimbursable compensation and benefits	62,243	44,441	17,802	40.1%
Reimbursable equity based compensation	3,657	7,143	(3,486)	(48.8)%
Other reimbursable expenses	473,569	497,465	(23,896)	(4.8)%
Total reimbursable costs	539,469	549,049	(9,580)	(1.7)%
Total revenues	684,899	739,384	(54,485)	(7.4)%
Expenses:
Compensation and benefits	123,971	102,039	21,932	21.5%
Equity based compensation	5,143	8,719	(3,576)	(41.0)%
Separation costs	4,725	2,002	2,723	n/m
Total compensation and benefits expense	133,839	112,760	21,079	18.7%
General and administrative	32,556	28,198	4,358	15.5%
Other reimbursable expenses	473,569	497,465	(23,896)	(4.8)%
Transaction and acquisition related costs	7,230	1,196	6,034	n/m
Depreciation and amortization	2,880	821	2,059	n/m
Total expenses	650,074	640,440	9,634	1.5%
Operating income	34,825	98,944	(64,119)	(64.8)%
Change in fair value of Earnout liability	764	—	764	n/m
Interest income	8,669	6,837	1,832	26.8%
Gain on equity method investments	4,800	23,513	(18,713)	(79.6)%
Income before income tax expense	49,058	129,294	(80,236)	(62.1)%
Income tax expense	(8,415)	(18,581)	10,166	54.7%
Net income	40,643	110,713	(70,070)	(63.3)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(22,876)	(61,262)	38,386	62.7%
Net loss attributable to noncontrolling interest in consolidated entity	27	—	27	n/m
Net income attributable to The RMR Group Inc.	$17,794	$49,451	$(31,657)	(64.0)%
n/m - not meaningful
Management services revenue. Management services revenue decreased $167 primarily due to declines in management fees earned from TA of $9,932 as a result of the termination of its business management agreement with us on May 15, 2023 and decreases in construction supervision revenues earned from the Managed Equity REITs of $2,311, partially offset by growth in management services revenue of $11,864 related to our acquisition of MPC in the current period.
Termination and incentive fees. Termination and incentive fees decreased $44,745 primarily due to the $45,282 termination fee received from TA during the 2023 period. For further information about these fees, see Note 2, Revenue Recognition, and Note 8, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Reimbursable compensation and benefits. Reimbursable compensation and benefits increased $17,802 primarily due to the impact of our acquisition of MPC and annual merit increases that were effective October 1, 2023.
Reimbursable equity based compensation. Reimbursable equity based compensation decreased $3,486 primarily as a result of decreases in certain of our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits expense increased $21,932 primarily due to the impact of our acquisition of MPC and annual merit and benefit increases, which was partially offset by cost containment measures that reduced headcount.
Equity based compensation. Equity based compensation decreased $3,576 primarily as a result of decreases in certain of our clients’ respective share prices.
Separation costs. For further information about these costs, see Note 8, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs increased $4,358 primarily due to the impact of our acquisition of MPC and increases in third party costs related to our expanded role in construction oversight.
Transaction and acquisition related costs. Transaction and acquisition related costs in the 2024 fiscal period primarily represent costs associated with our acquisition of MPC and related integration expenses.
Depreciation and amortization. Depreciation and amortization increased $2,059 primarily due to amortization of MPC acquisition related intangible assets in the current period.
Change in fair value of Earnout liability. For further information about the Earnout liability, see Note 3, Acquisition of MPC Partnership Holdings LLC and Note 7. Fair Value of Financial Instruments to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest income. Interest income increased $1,832 primarily due to higher interest earned during the 2024 fiscal period primarily as a result of higher interest rates and higher average cash balances invested compared to the prior period.
Gain on equity method investments. Gain on equity method investments represents the unrealized and realized gains or losses on our investments in SEVN and TA common shares. For further information, see Note 5, Equity Method Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The decrease in income tax expense of $10,166 is primarily attributable to lower taxable income for the 2024 fiscal period compared to the same period in the prior fiscal year.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of June 30, 2024 and September 30, 2023, we had cash and cash equivalents of $207,976 and $267,989, respectively, of which $25,368 and $26,802, respectively, was held by RMR Inc., with the remainder being held at RMR LLC. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2024 and September 30, 2023, $195,320 and $265,800, respectively, of our cash and cash equivalents were invested in money market bank accounts.
On December 19, 2023, we completed our acquisition of MPC for total cash consideration of $84,474. We are also obligated to pay the Earnout, if earned, which we currently estimate at $13,783 and which will be payable over the next three years, based on our current expectations for the deployment of capital remaining in investment funds managed by MPC prior to the end of such fund’s investment period. In addition to the Earnout, we agreed to pay Retention Payments to certain employees of MPC in an aggregate amount of $4,200 for their continued employment through December 31, 2025.
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
Real Estate Lending Venture
Our plan is to amass a small portfolio of loans, financed, in part, through a bank repurchase facility, in a Tremont managed vehicle and bring in third parties to invest in the vehicle. The vehicle would then continue growing by making additional loans.
In July 2024, we made a floating rate first mortgage loan that is secured by a hotel property in Revere, MA for a total commitment of $40,000. This $40,000 loan requires the borrower to pay interest at the floating rate of SOFR plus a premium of 395 basis points per annum and has an initial term of two years with three one year extensions. Also in July 2024, we made a floating rate first mortgage loan that is secured by an industrial property in Wayne, PA for a total commitment of $27,000. This $27,000 loan requires the borrower to pay interest at the floating rate of SOFR plus a premium of 425 basis points per annum and has an initial term of three years with two one year extensions.
RMR Residential Acquisition
In July 2024, we acquired a 240 unit, garden style apartment community located in Denver, CO for a purchase price of $70,000, excluding acquisition costs. We financed this purchase with cash on hand and proceeds from a $46,500 mortgage loan with a 5.34% fixed interest rate. This mortgage loan requires monthly payments of interest only until maturity in July 2029.
We plan either to syndicate this acquisition or use it to seed a small portfolio of multifamily assets we would subsequently syndicate to third party investors.
Cash Flows
The $46,623 decrease in net cash from operating activities for the nine months ended June 30, 2024 compared to the prior period reflects a decrease in net income partially offset by favorable changes in working capital. The $131,647 change in net cash flows from investing activities for the nine months ended June 30, 2024 compared to the prior period was due to our acquisition of MPC in the current fiscal period compared to the proceeds received from the sale of TA’s common shares in the prior period. Net cash used in financing activities for the nine months ended June 30, 2024 decreased $11,922 primarily due to higher tax distributions in the prior period, partially offset by increased distributions paid to shareholders of our Class A Common Shares and Class B-1 Common Shares in the current period.
As of June 30, 2024, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 8, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of June 30, 2024, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $23,229, of which we expect to pay $2,343 to ABP Trust during the fourth quarter of fiscal year 2024.

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
On December 19, 2023, we completed the acquisition of MPC. We are in the process of integrating MPC into our systems and control environment as of September 30, 2024. For further information regarding this acquisition, see Note 3. Acquisition of MPC Partnership Holdings LLC, to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Subject to the foregoing, no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•Risk that cost savings and synergies anticipated to be realized by the MPC acquisition may not be fully realized or may take longer to realize than expected,
•The ability of Tremont to make suitable investments for our new private capital debt vehicle and to monitor, service and administer existing investments,
•Our ability to obtain additional capital from third party investors in our new private capital debt vehicle in order to attain the vehicle’s target leverage, to make additional investments and to increase potential returns,
•Changes to our operating leverage or client diversity,
•Litigation risks,
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
The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2024:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
May 1 - May 31, 2024	1,156	$23.99	N/A	N/A
Total	1,156	$23.99	N/A	N/A
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
3.6
Fifth Amended and Restated Bylaws of the Registrant adopted June 11, 2024. (Incorporated by reference to the Registrant's Current report on Form 8-K (File No. 001-37616) filed with the SEC on June 11, 2024.).

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
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: August 1, 2024