Form 10-K
period 2024-09-30
RMR GROUP INC.
filed 2024-11-12
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting shares of Class A common stock, $0.001 par value, of the registrant held by non-affiliates was approximately $367.5 million based on the $24.00 closing price per common share on The Nasdaq Stock Market LLC, on March 31, 2024. For purposes of this calculation, an aggregate of 419,775 shares of Class A common stock, held directly by, or by affiliates of, the directors and executive officers of the registrant have been included in the number of common shares held by affiliates.
As of November 5, 2024, there were 15,845,601 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2025 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•Risks related to supply chain constraints, commodity pricing and inflation, including inflation impacting wages and employee benefits,
•Changing market conditions, practices and trends, which may adversely impact our clients and the fees we receive from them,
•Potential terminations of the management agreements with our clients,
•Uncertainty surrounding interest rates and sustained high interest rates, which may impact our clients and significantly reduce our revenues or impede our growth,
•Our dependence on the growth and performance of our clients,
•Our ability to obtain or create new clients for our business which is often dependent on circumstances beyond our control,
•The ability of our clients to operate their businesses profitably, optimize their capital structures and to grow and increase their market capitalizations and total shareholder returns,
•Our ability to successfully provide management services to our clients,
•Our ability to maintain or increase the distributions we pay to our shareholders,
•Our ability to successfully pursue and execute capital allocation and new business strategies,
•Our ability to prudently invest in our business to enhance our operations, services and competitive positioning,
•Our ability to successfully grow the RMR Residential business and realize our expected returns on our investment within the anticipated timeframe,
•Our ability to successfully integrate acquired businesses and realize our expected returns on our investments,
•The ability of Tremont to identify and close suitable investments for our new private capital debt vehicle, or our Real Estate Lending Venture, and SEVN and to monitor, service and administer existing investments,
•Our ability to obtain additional capital from third party investors in our Real Estate Lending Venture in order to make additional investments and to increase potential returns,
•Changes to our operating leverage or client diversity,
i

•Risks related to the security of our network and information technology,
•Litigation risks,
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
2024 FORM 10-K ANNUAL REPORT

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
As of September 30, 2024, RMR Inc. owned 15,846,025 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent approximately 52.9% of the economic interest of RMR LLC. A subsidiary of ABP Trust owns 15,000,000 redeemable Class A Units, representing approximately 47.1% of the economic interest of RMR LLC.
Adam D. Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interest of ABP Trust. As of September 30, 2024, Adam D. Portnoy beneficially owned (including through ABP Trust), in aggregate, (i) 211,561 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; and (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares.
Since its founding in 1986, RMR LLC has substantially grown assets under management and the number of real estate businesses it manages. As of September 30, 2024, we had $40.9 billion of assets under management.
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
As manager of the Managed Equity REITs, we are responsible for implementing investment strategies and managing day-to-day operations, subject to supervision and oversight by each Managed Equity REIT’s board of trustees. The Managed Equity REITs have no employees, and we provide the personnel and services necessary for each Managed Equity REIT to conduct its business. The Managed Equity REITs invest in diverse income producing properties across multiple real estate asset classes as follows:
•DHC (Nasdaq: DHC) owns medical office and life science properties, senior living communities and other healthcare related properties. As of September 30, 2024, DHC owned 368 properties located in 36 states and the District of Columbia.
•ILPT (Nasdaq: ILPT) owns and leases industrial and logistics properties. As of September 30, 2024, ILPT owned 411 properties, including 226 buildings, leasable land parcels and easements in Oahu, Hawaii and 185 properties located in 38 other states.
•OPI (Nasdaq: OPI) owns office properties primarily leased to single tenants and those with high credit quality characteristics. As of September 30, 2024, OPI owned 145 properties located in 30 states and the District of Columbia.
•SVC (Nasdaq: SVC) owns a diverse portfolio of hotels and service-focused retail net lease properties. As of September 30, 2024, SVC owned 959 properties (214 hotels and 745 net lease properties) located in 46 states, the District of Columbia, Puerto Rico and Canada.
RMR LLC’s wholly owned subsidiary, Tremont Realty Capital LLC, or Tremont, an investment adviser registered with the SEC, provides advisory services for Seven Hills Realty Trust, or SEVN. SEVN is a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate.

RMR LLC also provided management services to TravelCenters of America Inc., or TA, until it was acquired by BP Products North America Inc., or BP, on May 15, 2023. TA is a real estate operating company that operates and franchises travel centers primarily along the United States, or U.S., interstate highway system, many of which are owned by SVC, and standalone truck service facilities.
The Managed Equity REITs, SEVN and until May 15, 2023, TA, are collectively referred to as the Perpetual Capital clients.
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
On December 19, 2023, or the Acquisition Date, RMR LLC acquired MPC Partnership Holdings LLC, or MPC, or the Acquisition. In connection with the Acquisition, RMR LLC started providing management services through MPC and its subsidiaries to multiple private funds and the underlying residential real estate assets of the funds, as well as property management services to third party owners. The residential real estate we manage through MPC and its subsidiaries are presented as RMR Residential in these consolidated financial statements.
In addition, RMR LLC provides management services to private capital vehicles including ABP Trust and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. The clients of the other private capital vehicles, along with AlerisLife, Sonesta and clients of RMR Residential are collectively referred to as the Private Capital clients.
Our Business Strategy
Our business strategy is to provide an expanded range of management services to our existing clients, as well as to diversify the number of clients to which we provide services and the sources of capital upon which those clients may rely for growth.
We believe we have several strengths that distinguish our business from other alternative asset managers:
•Strong Revenue Base, Operating Margins and Resulting Cash Flows. Our revenues are primarily earned from long term agreements with credit quality companies, many of which are permanent capital vehicles. Our agreements with the Managed Equity REITs are 20 year term evergreen contracts with significant termination fees payable in certain circumstances. For the fiscal year ended September 30, 2024, revenues earned from the Managed Equity REITs represented 69.6% of our total management and advisory services revenue, excluding termination fee revenue. We continued to generate strong operating margins resulting in net cash from operating activities of $61.4 million and net income of $53.1 million and our regular dividend of $0.45 per share per quarter ($1.80 per share per year) remains well covered by our cash flows.
•Diverse Portfolio of Managed Real Estate. We provide management services to a wide range of real estate assets and businesses that include healthcare facilities, senior living and other apartments, hotels, office buildings, industrial buildings, leased lands, net-lease service-focused retail, multifamily residential communities, and various specialized properties such as properties leased to government tenants and properties specially designed for medical and biotech research. The properties and businesses we managed as of September 30, 2024, are located throughout the United States in 48 states and Washington D.C., and in Puerto Rico and Canada. The diversity of our managed portfolio helps provide balance throughout economic cycles, as the impacts to each respective real estate sector can vary.
•Growth. Since the founding of RMR LLC in 1986, we have substantially grown our assets under management and the number and variety of real estate businesses we manage. As of September 30, 2024, we had $40.9 billion of assets under management, including over 2,000 properties. The synergies among our clients may also facilitate their and our growth. We assist our clients in realizing investment opportunities by working together to make acquisitions, obtain financing, identifying possible joint venture partners, completing redevelopment activities, facilitating capital recycling from strategic property dispositions and assisting in portfolio repositioning and other business arrangements and strategic restructurings.
In addition, we expect to use cash on hand, future operating cash flows and may issue equity or incur debt to fund our growth and diversify our operations through additional acquisition opportunities or seeding new clients. In recent years, we sought to expand the sources of capital underlying our assets under management, with our Private Capital clients representing $12.8 billion of our assets under management as of September 30, 2024, an increase of $11.1 billion from September 30, 2021. During the fiscal year ended September 30, 2024, we executed on this growth strategy through the acquisition of MPC, which added approximately $5.5 billion in assets under management as of the Acquisition Date.
•Quality and Depth of Management. Our highly qualified and experienced management team provides a broad base of deep expertise to our clients. Our senior management has worked together through several business cycles in which they acquired, financed, managed and disposed of real estate assets and started real estate businesses. We are a vertically integrated manager and as of September 30, 2024, we employed over 1,000 real estate professionals in more than 35 offices throughout the United States. We have also assisted our clients to grow by successfully accessing the capital markets; since our founding in 1986, our clients have successfully completed over $46.0 billion of financing in approximately 190 capital raising transactions.
•Alignment of Interests. We believe our structure fosters strong alignment of interests between our principal executive officer and our shareholders because our principal executive officer, Adam D. Portnoy, has a 50.9% economic interest in RMR LLC. Alignment of interests also exists between us and our Managed Equity REITs due to the manner upon which we earn base management fees and incentive management fees under our management agreements with the Managed Equity REITs, as described in more detail below.
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
Also, under each property management agreement, the Managed Equity REIT pays certain allocable expenses of RMR LLC in the performance of its duties, including wages for onsite property management personnel and allocated costs of centralized property and construction management services.
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
Other Management Agreements
RMR LLC provides services and earns fees pursuant to management agreements with ABP Trust regarding AlerisLife; with Sonesta; and until May 15, 2023, with TA. Under these agreements, RMR LLC provides services to these clients relating to, or assists them with, among other things, their compliance with various laws and rules applicable to them, capital markets and financing activities, maintenance of their properties, selection of new business sites and evaluation of other business opportunities, internal audit and general oversight of the company’s daily business activities, including legal and tax matters, insurance programs and management information systems.
Each of these clients pay RMR LLC a fee under its management agreement in an amount equal to 0.6% of: (i) in the case of AlerisLife, AlerisLife’s revenues from all sources reportable under U.S. Generally Accepted Accounting Principles, or GAAP, less any revenues reportable by AlerisLife with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s estimated revenues from all sources reportable under GAAP, less any estimated revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the estimated gross revenues at those hotels determined in accordance with GAAP; and (iii) in the case of TA, the sum of TA’s gross fuel margin, determined as TA’s fuel sales revenues less its cost of fuel sales, plus TA’s total nonfuel revenues.
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

RMR Residential provides management services to properties owned by third parties and to four funds through its property management and investment management agreements. The property management agreements may be terminated upon written notice and generally provide for property management fees ranging from 2.5% to 3.5% of gross collected rents, construction management fees of 5.0% of construction costs and reimbursement costs incurred to manage the properties. The investment management agreements generally provide for fees that are based on the lesser of a percentage of invested capital and a fixed fee ranging from $100 to $200 annually.
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
The management agreement with SEVN automatically renews for successive one year terms beginning on each January 1, unless it is sooner terminated upon written notice delivered no later than 180 days prior to a renewal date by the affirmative vote of at least two-thirds (2/3) of the independent trustees of SEVN based upon a determination that (a) Tremont’s performance is unsatisfactory and materially detrimental to SEVN or (b) the base management fee and incentive fee, taken as a whole, payable to Tremont under the management agreement is not fair to SEVN (provided that in the instance of (b), Tremont will be afforded the opportunity to renegotiate the base management fee and incentive fee prior to termination). The management agreement may be terminated by Tremont before each annual renewal upon written notice delivered to the board of trustees of SEVN no later than 180 days prior to an annual renewal date.
In the event the management agreement is terminated by SEVN without a cause event or by Tremont for a material breach, SEVN will be required to pay Tremont a termination fee equal to (a) three times the sum of (i) the average annual base management fee and (ii) the average annual incentive fee, in each case paid or payable to Tremont during the 24 month period immediately preceding the most recently completed calendar quarter prior to the date of termination, plus (b) $1.6 million. In addition, SEVN merged with Tremont Mortgage Trust, or TRMT, in 2021. The initial organizational costs related to TRMT’s formation and the costs of its initial public offering and the concurrent private placement that Tremont had paid pursuant to its management agreement with TRMT will be included in the “Termination Fee” under, and as defined in, SEVN’s management agreement with Tremont. No termination fee will be payable if the management agreement is terminated by SEVN for a cause event or by Tremont without SEVN’s material breach.
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
The Managed Equity REITs and SEVN, or the Managed REITs, have qualified and expect to continue to qualify to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the Managed REITs generally distribute 100.0% of their taxable income to avoid paying corporate federal income taxes; and as REITs, such companies generally must currently distribute, at a minimum, an amount equal to 90.0% of their taxable income. REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status, including share ownership tests and assets and gross income composition tests. If a Managed REIT fails to continue to qualify as a REIT under Sections 856 through 860 of the Code in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if a Managed REIT qualifies for taxation as a REIT, it may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.
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
Our existing clients face significant competition in their respective sectors or industries. The Managed Equity REITs compete on a national and regional basis with many third parties engaged in real estate investment activities including other publicly traded REITs, non-traded REITs, commercial and investment banking firms, private institutional funds, private equity funds and other investors. AlerisLife competes with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Sonesta competes with other hotel operators and franchisors. RMR Residential competes with numerous other companies that provide management services to multifamily residential communities in the Sunbelt region of the United States. SEVN competes on a national and regional basis with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds (including funds or investors that we or our affiliates may sponsor, advise or manage), banks, credit unions, insurance companies and other financial institutions.
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
We remain committed to our “Zero Emissions Promise” announced in 2022, which is our organization’s goal of net zero by 2050 and a 50% reduction by 2029 from a 2019 baseline as it relates to scope 1 and 2 emissions, for all properties where we directly manage energy. We anticipate emissions reductions will occur through a combination of strategic capital investments in energy efficiency by the Managed Equity REITs, stakeholder engagement to promote sustainable behavior, the deployment of on site solar and the purchase of energy from renewable sources. We believe our efforts toward these goals will add value to our clients’ properties, benefit tenants by lowering their operating costs, drive sustainable economic returns and address investor demands that our clients have viable strategies to mitigate climate risk. We have made significant progress to date, achieving an overall reduction in emissions of 33%.
We have an active pipeline of commercial real estate development projects and maintain a green and energy-efficient equipment purchasing guideline which mandates the use of high energy efficiency equipment and environmentally friendly materials for new developments and major asset refurbishments. Our risk mitigation practices, such as energy management programs, green purchasing and high-efficiency equipment guidelines, performance benchmarking, and policy tracking and climate-related emergency preparedness, are well-established, while the data we obtain to assess future climate change exposure continues to evolve.
We drive value, manage risk and benchmark the performance of our managed properties by effectively capturing and managing data through real-time energy monitoring, or RTM. Our cloud-based system connects building automation systems to a central supervisor. RTM facilitates advanced data analytics and access to detect faults and inefficiencies in equipment operations faster, meanwhile enhancing building system control in a cost-effective and scalable way. In 2024, we expanded this program to include fault detection and diagnostics, with the aim of accelerating our identification of energy and emissions reduction opportunities. We launched this program in 2017 and it is now deployed in 82 managed properties, totaling approximately 63% of our managed annual electricity spend as of the end of 2023. We continue to expand our RTM program and remain committed to a goal of monitoring 90% of our managed energy spend through RTM by the end of 2025, resulting in operational savings and reduced equipment wear and tear, while maintaining high tenant comfort.
Our energy performance programs drive down energy consumption and reduce carbon emissions of our managed properties. Lower energy use and emissions reduce our managed properties' potential exposure to policies that call for a carbon tax or other emissions-based penalties.

Our existing business practices align with the Task Force on Climate-related Financial Disclosures, or TCFD, framework across both physical and transition risks and opportunities. We have strengthened our alignment with the TCFD by advancing the depth of our alignment with all four pillars of the TCFD framework and we developed a tool to help assess building energy and emissions performance standards across the U.S. This tool overlays property locations, size and use profiles with laws requiring energy, water and emissions reporting or energy and emissions performance standards, and forecasts future compliance risks. We continue to refine our long-standing engineering, operating and management practices that incorporate environmental resilience and risk mitigation with activities and technology related to management oversight, enhanced data gathering, assessing risks and opportunities, and adopting science-based emissions targets.
As a result of our sustainability initiatives, we and our managed properties have received honors from The Building Owners and Managers Association, or BOMA, The Environmental Protection Agency, or EPA, and the U.S. Green Building Council, or USGBC, amongst others. In 2023, the honors achieved by our clients included 70 BOMA 360 Certified Properties, 88 ENERGY STAR Certified Properties, 87 LEED Certified Properties and 22 National Wildlife Sanctuary Sites Certified Properties. Finally, for the sixth year in a row, we received the 2024 ENERGY STAR Partner of the Year Award, and for the seventh year in a row, OPI received the 2024 ENERGY STAR Partner of the Year Award.
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
Employees and Equal Opportunity
As of September 30, 2024, RMR LLC employed over 1,000 real estate professionals, including 31% in our corporate offices and 69% across more than 35 offices throughout the United States. The average tenure of our employees was 5 years. Our employees are the foundation of our success and in many ways our most critical asset. Our strength lies in the collective experience of a diverse and inclusive workplace. We ensure employees receive competitive salaries and benefits and we aim to attract professionals who will uphold our values of social and environmental stewardship.
We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. Throughout our organization, including our Board, we are committed to racial equality and fostering a culture of diversity and inclusion. We have made diversity and inclusion an important part of our hiring, retention and development programs. As of September 30, 2024, 39% of our employees were women and 44% were members of minority communities underrepresented in commercial real estate.
Board Diversity
As of September 30, 2024, our Board of Directors composition included 50% of members from underrepresented communities, including 33% female and 17% African American.
Employee Engagement, Education and Training
Our employee engagement initiatives align with our goal of being an employer of choice with a thriving workforce that encourages career enrichment and positions us for growth. Our programs are carefully designed for hiring, developing and retaining the best talent in the real estate industry. In connection with the acquisition of MPC, we added approximately 500 employees and integrated these employees into our organization. Our compensation is designed to motivate and retain employees and align their interests with those of our clients. We believe our compensation and benefits are best in class and are consistent with companies in the alternative asset management industry. We periodically review the effectiveness and competitiveness of our compensation program.
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

•Tuition Reimbursement Program: We offer tuition assistance up to $20,000 annually for work-related education from accredited colleges and universities in order to deepen employees’ skill sets and support personal enrichment.
•Analyst Accelerator Internship Program: We established an Analyst Accelerator Internship Program which is designed to attract early career talent to our industry from backgrounds underrepresented in real estate. The 10-week program is built upon the premise that hands on exposure as an analyst is an ideal way to provide rising juniors or seniors with a solid first step toward a successful and lasting career in real estate. We actively recruit talent from college campuses and student communities interested in real estate who are traditionally underrepresented in the sector, including women and people of color. Relationships with programs like the University of Massachusetts Amherst Real Estate Program, involvement with Historically Black Colleges and Universities, and engagement with women’s career forums all amplify our outreach efforts to develop a robust and diverse talent pipeline.
•Engineering Apprenticeship Program: Given the increasing challenges within the real estate industry of attracting qualified engineers throughout the country, we made it a strategic focus to develop the next generation of qualified building engineers. Our Engineering Apprenticeship Program standardizes the recruitment and development of engineering candidates to prepare them for open positions and to plan for future engineering needs. We recruit from various trade schools and job fairs to identify candidates for the two-year program with a curriculum that includes specific onboarding plans for training in electrical, HVAC, or plumbing trades and covers a range of essential engineering staff development topics.
•Industry Associations & Credentials: In order to further their professional development, many of our employees seek out credentials and association memberships, with any membership costs reimbursed by us. Examples of credentials and association memberships include: BOMA membership, Certified Property Manager, Certified Public Accountant, Certified Apartment Manager, Certified Apartment Portfolio Supervisor and National Association of Industrial and Office Properties.
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
•our management fees from our clients are based, in general, on cost of assets, enterprise values, shareholder returns, rent income, construction projects or certain revenues, as applicable, and, accordingly our future revenues, income and cash flows will decline if the business activities, assets, enterprise values, shareholder returns, rent income, construction projects or certain revenues of our clients decline;
•our revenues may be highly variable;
•potential terminations of our management agreements with our clients;
•our ability to successfully grow the RMR Residential business and realize our expected returns on our investment within the anticipated timeframe;
•the ability of Tremont Realty Capital to identify and close suitable investments for our Real Estate Lending Venture and to monitor, service and administer existing investments;
•our ability to obtain capital from third party investors in our Real Estate Lending Venture to make additional investments and to increase potential returns;
•uncertainty surrounding interest rates and sustained high interest rates may significantly impact our clients and in turn adversely impact our revenues or impede our growth;
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
Our business and operations may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial real estate industry and/or the local economies in the markets in which our clients’ properties are located. Unfavorable economic and industry conditions may be due to, among other things, uncertainty surrounding interest rates, prolonged inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions (such as the ongoing wars in Ukraine and the Middle East), possible economic recession, changes in real estate utilization and other conditions beyond our control. These current conditions, or similar conditions existing in the future, have adversely affected, and may continue to adversely affect, our and our clients’ and their tenants and managers’ results of operations, financial condition and ability to pay dividends. Unfavorable market conditions have particularly impacted the office sector as sustained low occupancy in office properties, reduced values of these properties and limited acquisition and disposition volume continue to negatively affect our clients that own office properties. Unfavorable market conditions and the impact on the commercial real estate industry have negatively impacted, and may continue to negatively impact, our clients’ market capitalizations, revenues, construction projects and acquisition and disposition activity, which may reduce the fees we earn from them. These conditions may also give rise to an increase in defaults under our clients’ leases and loans, negatively impact market capitalizations, shareholder returns, rent income and construction projects for the Managed Equity REITs and acquisition and disposition activity of, financial performance of and returns for our Private Capital clients. Sustained high interest rates may increase the cost of our clients’ capital, reduce their ability to make acquisitions and to make dispositions at favorable prices, and have increased their debt service costs. Sustained high interest rates also may reduce dispositions by the Managed Equity REITs due to their forgoing property sales because of depressed asset valuations and reduced buyer demand or more costly acquisition financing for buyers, which could limit our clients’ ability to reduce leverage and recycle capital. Further, unfavorable market conditions have negatively impacted the stock price of some of the Managed Equity REITs, which in turn has negatively impacted the fees we earn from them. In addition, some of our clients may be negatively impacted by an economic downturn that reduces business and leisure travel, commerce, hotel occupancy and demand for office, retail and industrial space, and may also limit the ability of residents and potential residents to pay for senior living community services.
Most of our revenues are derived from our provision of management services to a limited number of companies. The loss or decline in business or assets of any of the Managed Equity REITs or clients comprising a significant part of our Private Capital business could substantially reduce our revenues.
The fees we earn from providing management services to, and the reimbursable fees we receive from, the Managed Equity REITs comprise most of our revenues. However, our Private Capital clients have comprised an increasing portion of our assets under management and revenues, and our current business plans contemplate that trend continuing. A decline in the business or assets of our Private Capital clients could reduce our revenue. Our operating results and our ability to maintain and grow our revenues depend upon the ability of our Managed Equity REITs to maintain and grow their investments and market capitalizations and to achieve positive shareholder returns in excess of applicable REIT total shareholder return indexes. Additionally, our operating results and ability to maintain or grow revenue also increasingly depend on the ability of our Private Capital clients to raise or contribute capital to invest in real estate assets. Reduced business activities of the Managed Equity REITs or our Private Capital clients may materially reduce our revenues and our profitability.

Our revenues may be highly variable.
RMR LLC’s business management agreement with each Managed Equity REIT provides for a base business management fee that is based on the lower of the average historical costs of the Managed Equity REIT’s assets under management and its average market capitalization, as calculated in accordance with the applicable business management agreement, and an incentive business management fee that is based on the Managed Equity REIT’s relative outperformance of a specified REIT total shareholder return index. The management fees we earn under these agreements are highly variable.
The base business management fee payable by a Managed Equity REIT may increase or decrease materially as the Managed Equity REIT acquires or disposes of real estate assets or its market capitalization increases or decreases. In addition, we generally only earn an incentive business management fee under our business management agreement with a Managed Equity REIT if it outperforms an identified REIT total shareholder return index during the measurement period and certain other conditions are satisfied, as measured at the end of the applicable measurement period. The shareholder returns realized by a Managed Equity REIT, its market capitalization and its ability to raise capital or make investments may be impacted by trends in the Managed Equity REIT’s portfolio, the U.S. commercial real estate industry generally, the Managed Equity REIT’s industry specifically or other factors that are outside of our or its control, including prolonged inflation, sustained high interest rates, supply chain challenges and economic downturns or recessions. Whether we earn an incentive fee, and the amount of any incentive fee we may earn, may have a significant impact on the amount of revenues we earn. For example, in the fiscal year ended September 30, 2019, our incentive business management fees earned from the Managed Equity REITs was 39.9% of our total management and advisory services revenues, and we have not subsequently earned any incentive business management fees from the Managed Equity REITs. Further, the fees we earn under our property management agreements with the Managed Equity REITs and certain of our Private Capital clients are based on a percentage of the rents they receive and a percentage of the costs of construction, in each case, at properties we manage for them. To the extent the Managed Equity REITs or certain Private Capital clients receive less rent or incur less construction costs, our property management fee revenues are negatively impacted. Also, the fees under our management agreements with respect to AlerisLife and Sonesta are based on a percentage of revenues earned by them or generated at the properties they operate. AlerisLife and Sonesta experienced high revenue volatility in the past, and, given the nature of AlerisLife and Sonesta’s businesses (i.e., senior living communities and hotels), may continue to experience revenue volatility for the reasonably foreseeable future.
The fees we earn and expect to earn from RMR Residential include promote fees on new co-investments and such fees may be highly variable. The number and timing of new co-investments may vary depending on market opportunities, changes in interest rates, demand for multifamily and commercial real estate in general and other factors that may be out of our control.
Our management agreements with our clients are subject to termination.
Our management agreements with our clients may be terminated by a client or by us in certain circumstances. For example, if we do not satisfy the applicable performance measures for three consecutive calendar years under our management agreements with the Managed Equity REITs, such Managed Equity REIT will have the right to terminate its management agreement by prior written notice to us within 60 days following the end of the third consecutive calendar year, and in which case, it would be required to pay us the applicable termination fee. If any of our management agreements with a client is terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of a management agreement with a client, we may be unable to invest the after tax proceeds from the termination fee we receive in opportunities that earn returns equal to or greater than the revenues lost as a result of the terminated management agreement. The termination of our management agreement with any of our clients could have a material adverse impact on our business, results of operations and financial condition.
We may be unable to successfully grow the RMR Residential business and achieve the anticipated benefits of the transaction.
We may not be able to successfully grow the RMR Residential business or the growth may be more costly or more time-consuming and complex than anticipated, and cost savings, synergies and anticipated future financial performance may not be realized or may take longer to realize than expected. In addition, the growth of the RMR Residential business and the time and resources necessary to resume the pace of its acquisition activity may divert our management’s attention from our other business opportunities. Our ability to generate revenue from RMR Residential depends on our execution of acquisition opportunities on behalf of the investment funds it manages in the multifamily real estate sector. We do not have significant experience in this commercial real estate sector, and there can be no assurance that we will be successful in this business, that we will achieve our expected objectives, execute acquisition opportunities, operate successfully or that we will earn fees from RMR Residential that provide returns on our investment that meet our underwriting expectations. In addition, because RMR Residential involves certain joint venture arrangements, investment funds and limited partnerships, we have limited flexibility and discretionary authority with respect to certain assets acquired, or management of assets assumed. Further, in order to grow the RMR Residential business we may need to raise additional capital from third party investors and our ability to raise additional capital depends on many factors, some of which are outside of our control. The failure to raise capital in sufficient amounts and on satisfactory terms could result in a decrease in our assets under management and our management fees or could result in our being unable to grow the RMR Residential business. Any of the foregoing risks could have a material adverse effect on our ability to successfully grow the RMR Residential business and to achieve the anticipated benefits of the transaction.
We may not be able to successfully grow our new private capital Real Estate Lending Venture, we have made a limited number of target investments to date and we may not be successful in attracting outside investors.
In 2024, we and Tremont Realty Capital, launched our Real Estate Lending Venture which will provide senior secured transitional first mortgage loans for middle market real estate. We are seeking outside investment partners for this venture and have guaranteed Tremont Realty Capital’s $200 million repurchase facility with UBS AG (the “UBS Master Repurchase Facility”), pursuant to which Tremont Realty Capital may sell to UBS, and later repurchase, commercial mortgage loans. In July 2024, RMR LLC funded two first mortgage loans with an aggregate loan value of $67 million that will be included in our Real Estate Lending Venture’s portfolio. We may be unable to compete with other companies in the middle market mortgage loan business, many of which have significantly more experience and resources than we do. Our ability to achieve our investment objectives depends on our Real Estate Lending Venture’s ability to attract outside investors and to make investments that generate attractive, risk adjusted returns. In general, the availability of favorable investment opportunities will be affected by the level and volatility of interest rates in the market generally, the availability of adequate short and long term real estate financing and the competition for investment opportunities. Tremont Realty Capital also provides management services to SEVN and has a policy of allocating investment and loan opportunities among its clients on a rotating basis if an opportunity is appropriate for more than one client. The allocation of loan opportunities pursuant to this policy frequently involves significant and subjective judgments, and Tremont Realty Capital’s allocation of loan opportunities may be perceived to favor one client at the expense of another. Further, we may not be successful in attracting outside investors to invest in our Real Estate Lending Venture. If we are successful in attracting third party investors to our Real Estate Lending Venture, the joint venture structure may limit our flexibility with jointly owned investments and subject us to certain risks relating to joint venture relationships. There can be no assurance that our Real Estate Lending Venture will obtain sufficient capital from outside investors within a reasonable time and on acceptable terms, that Tremont Realty Capital will make suitable investments and successfully monitor, service and administer existing investments or that our Real Estate Lending Venture will successfully compete in the mortgage lending business and provide a return on our investment that meets our expectations.
Uncertainty surrounding interest rates and sustained high interest rates may significantly reduce our revenues or impede our growth.
Uncertainty surrounding interest rates and sustained high interest rates or interest rate reductions may significantly reduce our revenues or impede our growth. In response to significant and prolonged increases in inflation, the Federal Reserve raised interest rates eleven times during 2022 and 2023 and then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. The Federal Reserve cut interest rates in September 2024, and it may seek to further reduce interest rates, increase interest rates or maintain current interest rates. The timing, number and amount of any future interest rate changes are uncertain.
Increases in interest rates and sustained high interest rates may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell the common shares of our Managed REITs is the distribution rate with respect to such shares relative to prevailing interest rates. If interest rates go up, investors may expect a higher distribution rate before investing in a Managed REIT or they may sell the Managed REITs’ common shares and seek alternate investments with a higher distribution rate. Several of the Managed Equity REITs have reduced their quarterly dividend to $0.01 per share in recent years. Sales of common shares of the Managed Equity REITs may cause a decline in the market prices of such shares, which reduces the market capitalizations and total shareholder returns of the Managed Equity REITs, which, in turn, may materially reduce the fees we earn under our business management agreements with them. Moreover, the increases in interest rates has led to increased borrowing costs for our clients and may negatively impact their access to capital to fund future growth or refinance debt, reduce their earnings and total shareholder returns and cause the Managed REITs’ and our real estate business Private Capital vehicles’ tenants, operators and borrowers and SEVN’s borrowers to default on their rent and debt obligations, which may materially reduce the fees we earn under our management agreements with our clients. Further, during periods of increased borrowing costs, real estate transaction volumes often slow along with real estate valuation growth which may impact the results of operation of our clients and the fees we earn from those clients.

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
We are also responsible for managing or assisting with the regulatory aspects of certain of our clients, including the Managed REITs’ compliance with applicable REIT rules and SEVN’s maintenance of its exemption from registration under the 1940 Act. The level of regulation and supervision to which we and our clients are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. For example, our Real Estate Lending Venture and SEVN may also be subject to state licensing requirements to conduct lending activities. The regulations to which we and our clients are subject are extensive, complex and require substantial management time and attention. In addition, regulatory oversight and enforcement may increase and become more rigorous. Our or our clients’ failure to comply with any of the regulations, contractual obligations or policies applicable to it may subject us to litigation, extensive investigations, enforcement actions, as well as substantial fines, penalties and reputational risk, and our business and operations could be materially adversely affected.
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
There remains a continued focus from regulators, investors, certain of our clients’ tenants, managers, borrowers, customers, employees, and other stakeholders concerning corporate sustainability. For example, California has enacted a climate focused disclosure law and the SEC has adopted climate change related regulations, both of which will require us to focus significant time and resources on behalf of ourselves and our clients to comply with these new requirements if and when such regulations become effective, and we and these clients may incur significant costs in compliance with such rules. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us or our clients, or otherwise do business with us or our clients, if they believe our or their policies relating to corporate responsibility are inadequate. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and our clients and cause us and our clients to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or our clients elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or their policies with respect to corporate responsibility are inadequate. Pursuant to our zero emissions goal, we have pledged to reduce our scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2029 from a 2019 baseline. We and our clients may face reputational damage in the event that our or their corporate responsibility procedures or standards do not meet the goals we or they have set or the standards set by various constituencies. If we and our clients fail to comply with ESG related regulations and to satisfy the expectations of investors and our clients’ tenants, managers, borrowers, customers, employees and other stakeholders or our or our clients’ announced goals and other initiatives are not executed as planned, our and our clients’ reputation and financial results could be adversely affected, the management fees we may earn from our clients may decline, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we or our clients may incur significant costs in attempting to comply with regulatory requirements, ESG policies or third party expectations or demands.
We and our clients are subject to risks from adverse weather, natural disasters and adverse impact from global climate change.
We and our clients are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impact from global climate change. For example, the properties owned or operated by us or our clients could be severely damaged or destroyed by physical climate risks that could materialize as either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Some of our clients and the investment funds and joint ventures we manage own a significant number of properties in the Southeastern United States which has been increasingly impacted by severe weather and rising sea levels in recent years. Severe weather events and climatic conditions could also adversely impact us and our clients and cause significant losses if we or our clients, or our or their tenants, managers or borrowers are unable to operate their businesses due to damage resulting from such events. Insurance may not sufficiently cover all losses sustained by us or our clients and our or their tenants, managers or borrowers. If we or our clients fail to adequately prepare for such events, our and our clients’ revenues, results of operations and financial condition may be impacted.
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
The cybersecurity risks to us, our clients and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or other third parties’ information technology networks and systems or operations. Although most of our staff works from our offices for the majority of the work week, flexible working arrangements have resulted in increased remote working. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, our ability to maintain the security, proper function and availability of our information technology and systems since remote working by our employees could strain our technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology.
In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the California Consumer Privacy Act and the New York SHIELD Act. In addition, the SEC has indicated that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
Any failure to maintain the security, proper function and availability of our information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to our or our clients’ operations, or to safeguard our or our clients’ business processes, assets and information, or any failure to provide the appropriate regulatory and other notifications in a timely manner could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us.
We are incorporating artificial intelligence into some of our business workflows and processes, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability, and increased regulatory costs and adversely affect our results of operations.
We have begun using AI and machine learning technologies to enhance certain workflows and processes used in our business, and our research into and continued deployment of such capabilities remain ongoing. AI is still in its early stages, and the introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities. If the content, analyses or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Additionally, AI technology is continuously evolving, and we may incur costs to adopt and deploy AI technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI. Also, our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.
The use of AI applications to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. AI presents emerging ethical issues, and we may be unsuccessful in identifying and resolving these issues before they arise. If our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. There is uncertainty in the legal and regulatory landscape for AI, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI may be burdensome, could entail significant costs, and may restrict or impede our ability to successfully develop, adopt and deploy AI technologies efficiently and effectively.
Inflation may continue to negatively impact us and our clients and our and their businesses, results of operations and ability to grow.
Inflation remains above historic levels, and the global economy continues to experience commodity pricing and other inflation, including inflation impacting wages and employee benefits. It is uncertain whether inflation will decline further, remain relatively steady or increase; however, some market forecasts indicate that inflation rates may remain elevated for a prolonged period. These conditions have increased the costs for materials, other goods and labor, and these rising costs are impacting us and our clients. For example, various construction supplies and materials have experienced significant price increases as have other commodities, such as food and fuel. These pricing increases as well as increases in labor costs have increased the operating costs for us and certain of our clients and tenants, operators and borrowers of our clients. If these inflationary pressures continue, we and our clients may reduce or delay construction projects that we oversee, and may realize decreased earnings, negative impacts on their ability to increase or maintain dividends that they pay to their shareholders and reduced market capitalizations. In that case, the management fees we earn may decline and our revenues, results of operations and ability to grow our business may be negatively impacted.
Employee misconduct could harm us by subjecting us to significant legal liability, reputational harm and loss of business.
As an asset manager, our business, and our ability to retain and attract new clients, is dependent upon our maintaining a positive reputation in the marketplace. There is a risk that our employees could engage in misconduct that adversely affects our reputation and, hence, our business. We are subject to a number of obligations and standards arising from our business and our authority over the companies and assets we manage. The violation of these obligations and standards by any of our employees may adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees improperly use or disclose confidential information, we and the concerned client could suffer serious harm to our and its reputation, financial position and current and future business relationships and face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. In connection with the acquisition of RMR Residential in 2023, we added approximately 500 employees and fully integrating these employees in our organization, compliance systems and culture may take longer than we anticipate. If any of our employees were to engage in or be accused of misconduct, our business and our reputation could be adversely affected. Misconduct by an employee might rise to the level of a default that would permit a client to terminate its management agreements with us for cause and without paying a termination fee, which could materially adversely affect our business, results of operations and financial condition. Additionally, alleged misconduct by employees providing services to properties managed by the RMR Residential business has and may in the future contribute to the termination of property management agreements with respect to affected properties.
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
•the inability of our clients’ tenants, managers and borrowers to weather the ongoing adverse economic conditions, including uncertainty surrounding interest rates and sustained high interest rates, prolonged inflation, economic downturn and possible recession and thereby impair their ability to pay rent and returns and make loan payments;

•the inability of our clients to access debt and equity capital on attractive terms, or at all which could reduce our clients’ ability to pursue acquisition and development opportunities and refinance existing debt, and reduce our clients’ returns from acquisition and development activities and increase their future interest expense;
•some of our clients have a substantial amount of debt and are subject to additional risks, including the inability to refinance maturing debt and the cost of any such refinanced debt, the inability to reduce debt leverage which may remain at or above current levels for an indefinite period, covenants and conditions contained in debt agreements which may restrict such clients’ operations by increasing interest expense and limiting such clients’ ability to make investments in their properties, sell properties securing the debt and pay distributions to their shareholders, potential downgrades to credit ratings and other limitations on their ability to access capital at reasonable costs or at all, including the limited availability of debt capital to office and healthcare REITs in general;
•our clients face competition for tenants and customers at substantially all of their properties and competing properties may be more attractive to tenants and customers;
•changing market, consumer and workplace practices and trends that have and could continue to result in decreased demand for office space, business travel, hotel stays and conference facilities;
•our clients face significant competition for investment opportunities from other investors, some of which have greater financial resources, including publicly traded REITs, non-traded REITs, insurance companies, banking firms, private institutional funds, private equity funds and other investors;
•a sustained period of high interest rates and inflation may increase operating costs, reduce the value of properties, increase cost of capital and make raising capital difficult for our clients whereas low interest rates may increase the amount of debt capital available, which may result in declining capitalization rates for property acquisitions and impede the growth of our clients’ businesses;
•RMR Residential’s inability to grow its business and realize expected returns within the anticipated timeframe;
•Tremont Realty Capital’s ability to identify and close suitable investments for our Real Estate Lending Venture and SEVN and to monitor, service and administer existing investments;
•our Real Estate Lending Venture’s ability to obtain third party investors in order to attain its target leverage levels, to make additional investments and to increase potential returns;
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
•our clients with significant investments in office space have and may continue to experience declines in demand for office space consistent with declines in the office space industry generally, as a result of remote, hybrid and other flexible working arrangements which have adversely impacted such clients operating results and financial condition;
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
Many of our clients are SEC registrants and file reports with the SEC as required by the Exchange Act. A discussion of the businesses and the risks associated with the businesses of our clients that are SEC registrants is contained in the reports filed by our clients, including in the section captioned “Risk Factors” in each Managed REIT’s Annual Report on Form 10-K for the year ended December 31, 2023, as those Risk Factors may have been updated or supplemented in those companies’ Quarterly Reports on Form 10-Q filed subsequently. Copies of these reports are available at the SEC’s website, www.sec.gov.
Risks Related to Our Securities
A trading market that provides adequate liquidity may not be sustained for our Class A Common Shares and the market price of our Class A Common Shares may fluctuate widely.
Our public float represents about 48.3% of the economic interest in RMR LLC. As a result, a significant amount of the economic interest in RMR LLC is not represented in our public float, which may adversely impact trading in our Class A Common Shares. There can be no assurance that an active trading market for our Class A Common Shares will be sustained in the future.
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
Although S&P Dow Jones, a provider of widely followed stock indices, reversed its prior decision to exclude companies with multiple share classes, such as ours, in certain of their indices, there is no guarantee that our Class A Common Shares will be included in an S&P index, despite their eligibility. The Council on Institutional Investors remains strongly opposed to dual class structures, and some investors may continue to avoid investing in companies with dual class shares, particularly companies that do not include time limits with respect to such dual class structures. In addition, several stockholder advisory firms oppose the use of multiple class structures. As a result, our Class A Common Shares may not be included in certain stock indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Many investment funds are precluded from investing in companies that are not included in stock indices, and these funds would be unable to purchase our Class A Common Shares. Exclusion from indices could make our Class A Common Shares less attractive to investors and, as a result, the market price of our Class A Common Shares could be adversely affected. Additionally, any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A Common Shares.
Our dividend policy is subject to change.
RMR Inc. currently plans to pay a regular quarterly cash dividend equal to $0.45 per share ($1.80 per share per year) to holders of its Class A Common Shares. However, the amount of distributions RMR LLC may make in the future is not certain, and there is no assurance that future distributions will be made. The declaration and payment of any dividends to our shareholders will be at the discretion of our Board of Directors which considers many factors when setting dividend rates including RMR Inc.’s current and expected earnings and the availability of cash to fund dividends as compared to alternative uses of such cash. Our Board of Directors may change the distribution policy or discontinue the payment of dividends at any time. Accordingly, any future dividends may be increased or decreased and there is no assurance as to the rate at which any future dividends will be paid, and they could decline in amount or be suspended or discontinued. Any change in our dividend policy could have a material adverse effect on the market price of our Class A Common Shares.
Risks Related to Our Relationships with Our Controlling Shareholder and Our Clients
Our controlling shareholder has voting control over our outstanding capital stock, and our other shareholders will have less influence over our business than shareholders of most other publicly traded companies.
Substantially all of the voting power in RMR Inc. and a majority of the economic interest in RMR LLC is held by ABP Trust, an entity controlled by its sole trustee, Adam D. Portnoy. Mr. Portnoy is Chair of our Board of Directors and one of our Managing Directors and is our President and Chief Executive Officer. RMR Inc. is the managing member of RMR LLC. As of September 30, 2024, Adam D. Portnoy beneficially owned in aggregate, directly and indirectly through ABP Trust, a combined direct and indirect 50.9% economic interest in RMR LLC and controlled 91.1% of the aggregate voting power of our outstanding capital stock. As a result of this voting control, Adam D. Portnoy is effectively able to determine the outcome of all matters requiring shareholder approval, including, but not limited to, election of our directors. Adam D. Portnoy is able to cause or prevent a change of control of RMR Inc., and this voting control could preclude any unsolicited acquisition of RMR Inc. The voting control of Adam D. Portnoy could deprive our shareholders of an opportunity to receive a premium for their Class A Common Shares as part of a sale of us and may affect the market price of our Class A Common Shares.

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
Our subsidiary, Tremont Realty Capital, is registered as an investment adviser under the Investment Advisers Act. Any change in control of Tremont Realty Capital, as defined in and interpreted pursuant to the Investment Advisers Act, would trigger a shareholder approval right by SEVN shareholders or other advisory clients of Tremont Realty Capital as applicable, under that Act. The need for such approval may discourage a change of control of us, including a change of control which might result in payment of a premium for our Class A Common Shares.
The ability of ABP Trust to sell its ownership stake in us and speculation about any such sale may adversely affect the market price of our Class A Common Shares.
ABP Trust controls 100.0% of our Class B-1 Common Shares (which are exchangeable for Class A Common Shares) and Class B-2 Common Shares, some of our currently outstanding Class A Common Shares and approximately 48.6% of our Class A Units of RMR LLC (which ABP Trust may cause RMR LLC to redeem for, at our election, Class A Common Shares on a one for one basis or cash). Thus, a significant portion of our ownership is not trading in the public markets. ABP Trust may sell any or all of its Class A Common Shares at any time without approval by our other shareholders. Speculation by the press, stock analysts, our shareholders or others regarding the intention of ABP Trust to dispose of Class A Common Shares could adversely affect the market price of our Class A Common Shares. Moreover, the market price of our Class A Common Shares may be adversely impacted by the fact that a significant amount of our outstanding shares is not included in the public float of our Class A Common Shares and by our dual-stock structure. Accordingly, our Class A Common Shares may be worth less than they would be if the Class A Common Shares that ABP Trust controls or has a right to acquire were trading in the public markets.
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
Some of our clients have or have had significant interests in other clients of ours, including ownership interests and business arrangements, and some of our clients may in the future have such interests in other clients. For example: Sonesta manages most of SVC’s hotels, and SVC owns approximately 34% of Sonesta’s outstanding common stock; and AlerisLife manages many of the senior living communities owned by DHC, and DHC owns approximately 34% of AlerisLife’s outstanding common stock. Accordingly, a decline in the performance or prospects of AlerisLife would be expected to adversely impact DHC, and any similar decline of Sonesta would be expected to adversely impact SVC.

Our management responsibilities to each of our clients and any future companies we may manage may give rise to actual, potential or perceived conflicts of interest.
Some of our clients have overlapping investment objectives, and if and as we expand our management services to include additional private real estate capital clients, additional overlapping investment objectives may result. Allocating investment and loan opportunities appropriately frequently involves significant and subjective judgments. In addition, the perception of non-compliance with such requirements or policies could harm our reputation with private capital investors and our public stockholders. Additionally, some of our clients have material business relationships with, and in some instances have engaged in material transactions with, other of our clients that could give rise to conflicting interests. For example, our Real Estate Lending Venture and SEVN both provide first mortgage loans for middle market real estate and both are managed by our wholly owned subsidiary Tremont Realty Capital. Our controlling shareholder’s investment in some of our clients also could give rise to conflicting interests. Our clients rely on information and management services we provide to them. While we believe we and our clients have appropriate policies and procedures in place that are intended to manage and mitigate the risks of conflicts of interest, our allocation of investment opportunities and cost reimbursements, advice, recommendations and commitments of our management team across our clients might be perceived to favor one client at the expense of another. If we fail or appear to fail to deal appropriately with one or more potential or actual conflict of interest our reputation could be damaged and could have a materially adverse effect on our business, financial condition or results of operations in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.
In addition to serving as the Chair and a member of our Board of Directors and on our executive team, Adam D. Portnoy serves as the chair of the board and as a managing trustee of each Managed REIT, as a director of Sonesta (and its parent) and as the sole director of AlerisLife; certain of our other officers serve as managing trustees or directors of our clients; and all of the executive officers of the Managed REITs, one of the executive officers of AlerisLife and one of the executive officers of Sonesta is an officer and employee of ours. In addition, some of the independent trustees of the Managed REITs also serve as independent trustees of other Managed REITs. Mr. Portnoy is also the controlling shareholder of AlerisLife and Sonesta. These multiple responsibilities and varying interests could create competition for the time and efforts of Adam D. Portnoy and RMR LLC and its subsidiaries and their officers and employees, and actual, potential or perceived conflicts of interest may arise.
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
Our charter limits the liability of our directors and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our directors and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

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
Our bylaws currently provide that other than any action arising under the Securities Act of 1933, as amended, (the “Securities Act”) the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined under the Maryland General Corporation Law; (2) any derivative action or proceeding brought on our behalf; (3) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, agent or employee of ours to us or our shareholders; (4) any action asserting a claim against us or any director, officer, agent or employee of ours arising pursuant to Maryland law or our charter or bylaws, including any disputes, claims or controversies brought by or on behalf of a shareholder either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of our stock or our shareholders against us or any of our directors, officers, agents or employees, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our charter or bylaws; or (5) any action asserting a claim against us or any director, officer, agent or employee of ours that is governed by the internal affairs doctrine of the State of Maryland. Unless we otherwise consent in writing, the sole and exclusive forum for claims that arise under the Securities Act, is the federal district courts of the United States of America, to the fullest extent of the law. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of stock shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our directors, officers, employees or agents, which may discourage lawsuits against us and our directors, officers, employees or agents.
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
Under RMR Inc.’s charter and RMR LLC’s operating agreement, no director or officer of ours who is also serving as an officer, employee or agent of a client or ABP Trust or any of its affiliates is required to present, communicate or offer any business opportunity to us, and such person shall have the right to hold any business opportunity for themselves or transfer it to any other person to the maximum extent permitted by Maryland law. If any of these persons fails to present an opportunity to us or takes the opportunity for themselves, to the maximum extent permitted under Maryland law they will not be liable to us. We have renounced all potential interest or expectation in certain business opportunities which may fit our growth objectives in the future or otherwise have value to us. These opportunities may be directed to the clients or other persons or entities to which RMR LLC may have a relationship. Additionally, under our governing documents, our directors, officers, employees and agents are permitted to engage in other business activities that are similar to, or even competitive with, our own. If such persons engage in competitive business activities, we may have no remedy under our governing documents in these circumstances.
Our governing documents do not limit our ability to enter into new lines of businesses and doing so may result in additional risks and uncertainties in our businesses.
Our governing documents do not limit our business to the management of commercial real estate assets or businesses related thereto. Accordingly, we may pursue other business initiatives. To the extent we enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with: (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities competently or profitably; (iii) combining or integrating operational and management systems and controls; and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. During the past three years, we expanded our Private Capital through the execution of new business ventures; our Private Capital assets under management increased from approximately $1.7 billion as of September 30, 2021 to approximately $12.8 billion as of September 30, 2024. We entered the multifamily residential real estate sector in December 2023 through our acquisition of RMR Residential and in July 2024 we launched our Real Estate Lending Venture. In addition, our strategic initiatives include joint ventures or partnerships, in which case we may be subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. There can be no assurance that our increased focus on private real estate capital or any other business initiative we decide to pursue will be successful in the future or that we will achieve our performance objectives.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
We maintain a cybersecurity risk management program to identify, assess and manage material risks from cybersecurity threats, including by regularly assessing risks from cybersecurity threats and monitoring our information systems for potential vulnerabilities. Our cybersecurity program is designed to align with the National Institute of Standards and Technology Cybersecurity Framework.
We take various actions designed to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. We conduct data security education and testing for our employees, in addition to penetration testing and unannounced email phishing exercises. Additionally, we have implemented a third-party risk management process for third party service providers and vendors. Extensive security questionnaires are issued to third party providers and vendors, the responses to which are weighted and reviewed by our security and compliance team. High risk vendors are reviewed at least biennially and new vendors that interact with our data are assessed as part of our vendor procurement process. In the event of a cybersecurity incident, we have a detailed incident response plan in place for contacting authorities and informing key stakeholders. In addition, we have engaged a qualified third party who conducted an external assessment of our cybersecurity controls.
To date, we are not aware of risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. For additional information on cybersecurity risks and potential related impacts on us, see Part I, Item 1A. Risk Factors, “We rely on information technology and systems in our operations, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm our business.”
Governance
Our Board of Directors holds oversight responsibility over our strategy and risk management, including material risks related to cybersecurity threats. Our Audit Committee takes a leading role in oversight of risk management, including risks related to cybersecurity, and receives reports from our management regarding cybersecurity risks and countermeasures being undertaken or considered by us, including updates on the internal and external cybersecurity landscape and relevant technical developments and more frequent reports as it may direct or as warranted. Our cybersecurity program is led by our Chief Information Officer, or CIO, who has over two decades of relevant experience in information technology and cybersecurity and has primary responsibility for assessing and managing material risks from cybersecurity threats and overseeing our cybersecurity team. Our CIO has previously held senior information technology and security roles, including as CIO of a global real estate firm and of a real estate investment trust. Our Director of Information Security and our cybersecurity team are responsible for, among other things, information technology failure mitigation and business continuity, cybersecurity threat detection and incident response and continuous network monitoring. Our cybersecurity team members have a broad array of relevant skills and expertise and have obtained, or are working to obtain, relevant information security certifications, including Certified Information Systems Security Professional, Certified Information Systems Auditor and Certified Risk and Information Systems Control certifications. Our Director of Information Security assembles our incident response and investigative teams and informs our CIO if an incident occurs. Investigative findings are reported to our executive leadership and to the relevant authorities if warranted. Our CIO works closely with our senior management, including cross-functional leaders in our human resources, legal and corporate communications departments, to develop and advance our cybersecurity strategy and reports to our Audit Committee on cybersecurity matters.
Item 2. Properties
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Newton, MA 02458-1634. These offices are leased from an affiliate of ABP Trust through 2030. A copy of the lease is incorporated by reference as an exhibit to this Annual Report on Form 10-K.
We also lease other ancillary and local office space from ABP Trust, from certain Managed Equity REITs and from third parties. We consider these leased premises suitable and adequate for our business. For more information about our leased facilities, see Note 13, Leases, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
In December 2023, as part of the MPC Acquisition, we acquired a 90.0% economic ownership interest in 260 Woodstock Investor, LLC, a mixed-use apartment complex located in Woodstock, GA, or the Woodstock Property. A mortgage loan with an acquisition date fair value of $4,726 and an aggregate principal amount outstanding of $5,429 is secured by the Woodstock Property and bears interest at a fixed rate of 3.71%. The mortgage loan requires monthly payments of interest only until September 2025, at which time payments of principal and interest are due monthly until the loan matures in August 2029.
In July 2024, we acquired a 240 unit, garden style apartment community located in Denver, CO, or the Denver Property, for a purchase price of $70,000, excluding acquisition costs. We financed this purchase with cash on hand and proceeds from a $46,500 mortgage loan with a 5.34% fixed interest rate. This mortgage loan requires monthly payments of interest only until maturity in July 2029.
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
As of November 5, 2024, there were 2,087 shareholders of record of our Class A Common Shares.
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the fiscal year ended September 30, 2024:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
November 1, 2023 - November 30, 2023	492	$23.82	N/A	N/A
January 1, 2024 - January 31, 2024	1,832	27.53	N/A	N/A
March 1, 2024 - March 31, 2024	2,568	24.21	N/A	N/A
May 1, 2024 - May 31, 2024	1,156	23.99	N/A	N/A
July 1, 2024 - July 31, 2024	4,250	22.48	N/A	N/A
August 1, 2024 - August 31, 2024	1,720	25.30	N/A	N/A
September 1, 2024 - September 30, 2024	33,471	25.25	N/A	N/A
Total	45,489	$24.98	N/A	N/A
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
Acquisition of MPC Partnership Holdings LLC
On December 19, 2023, we completed our acquisition, or the Acquisition, of MPC (now doing business as RMR Residential), a vertically integrated residential platform. This acquisition further advances our strategic focus on continuing to grow our private capital business, comprising approximately $5.1 billion in assets under management as of September 30, 2024 and a number of new institutional relationships. This acquisition also allows us to further diversify our revenue sources, to enter the only major commercial real estate, or CRE, sector in which we did not have a significant presence, and brings infrastructure and digital marketing capabilities that may be leveraged across our platform.
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
Beyond general real estate industry trends, we also take into account general economic factors impacting our clients. Heading in to 2024, certain CRE investors seemed cautiously optimistic that inflation had peaked, that the U.S. economy was likely headed for a “soft-landing” and that the Federal Open Market Committee of the U.S. Federal Reserve, or the FOMC, would be poised to reduce the federal funds rate by 125 to 150 basis points as a result of five or six rate cuts in 2024. With the anticipation of lower interest rates in the future, investors chose to delay sale or refinancing decisions and overall CRE investment and transaction volume remained tepid well into the third quarter of calendar 2024. In September 2024, citing progress toward its 2% inflation target, the FOMC lowered the targeted federal funds rate by 50 basis points, to a range of 4.75% to 5.00%, the first reduction since March 2020. This rate cut provided CRE owners relief from the recent high borrowing costs and uncertainty regarding the timing and magnitude of future rate cuts. With this additional clarity on the intentions of the FOMC and the direction of future interest rates, CRE owners are now better positioned to make sale or refinance decisions and opt between floating or fixed rate financing options.
Although certain CRE investors feel that the risk of a prolonged period of elevated interest rates is largely over, other challenges remain. Special servicing rates for commercial mortgage-backed securities, or CMBS, and CRE collateralized loan obligations continue to increase and lenders have become more willing to foreclose on borrowers unable to support underperforming properties. Furthermore, certain segments of the CRE industry continue to experience headwinds in trying to improve operating fundamentals, whether it be the pandemic shift in work habits and weak demand for office space impacting the office sector or oversupply in certain markets adversely impacting the industrial and residential sectors.
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
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of September 30, 2024 and 2023, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		September 30,
REIT	Primary Strategy	2024	2023
DHC	Medical office and life science properties, senior living communities and other healthcare related properties	$4,122,133	$3,280,149
ILPT	Industrial and logistics properties	4,627,266	4,520,662
OPI	Office properties primarily leased to single tenants and those with high credit quality characteristics	2,450,756	2,789,224
SVC	Hotels and service-focused retail net lease properties	6,442,016	7,083,845
		$17,642,171	$17,673,880
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
The table above presents for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period. The basis on which our base business management fees are calculated for the fiscal years ended September 30, 2024 and 2023 may differ from the basis at the end of the periods presented in the table above. As of September 30, 2024, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of September 30, 2024, were $7,651,487, $5,699,132, $5,806,052 and $11,425,389, respectively.

The fee revenues we earned from the Managed Equity REITs for the fiscal years ended September 30, 2024 and 2023 are set forth in the following table:

	Fiscal Year Ended September 30,
	2024				2023
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$16,498	$5,659	$2,359	$24,516	$14,388	$5,921	$3,366	$23,675
ILPT	23,590	12,683	431	36,704	23,428	12,690	716	36,834
OPI	12,484	13,339	4,080	29,903	14,133	13,909	10,121	38,163
SVC	31,610	5,397	6,752	43,759	33,654	3,794	3,095	40,543
	$84,182	$37,078	$13,622	$134,882	$85,603	$36,314	$17,298	$139,215
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

In addition, we also provide management services to certain other Private Capital clients, including high-quality institutional investors relationships we assumed as part of our MPC acquisition, and earn fees based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction supervision fees based on a percentage of the cost of construction activities. RMR Residential also provides us the potential to generate promote fees on any new co-investments in the future.
Our management fee revenues from services to these clients for the fiscal years ended September 30, 2024 and 2023, are set forth in the following table and exclude termination fee revenue earned from TA of $45,282 for the fiscal year ended September 30, 2023:

	Fiscal Year Ended September 30,
	2024				2023
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$5,632	$—	$—	$5,632	$5,414	$—	$—	$5,414
Sonesta	9,362	—	—	9,362	9,456	—	15	9,471
RMR Residential	482	15,014	1,440	16,936	—	—	—	—
Other private entities	12,099	8,664	579	21,342	12,013	8,388	1,130	21,531
SEVN	—	47	—	47	—	8	—	8
TA	—	—	—	—	9,932	—	—	9,932
	$27,575	$23,725	$2,019	$53,319	$36,815	$8,396	$1,145	$46,356

Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
For the fiscal years ended September 30, 2024 and 2023, Tremont earned advisory services revenue of $4,506 and $4,520, respectively, and incentive fees of $1,213 and $660, respectively.
Real Estate Lending Venture
As part of our strategic initiative to expand our private capital business, our plan is to amass a small portfolio of loans, financed, in part, through a bank repurchase facility, in a Tremont managed vehicle and bring in third parties to invest in the vehicle. The vehicle would then continue growing by making additional loans.
In July 2024, we originated a floating rate first mortgage loan that is secured by a hotel property in Revere, MA for a total commitment of $40,000, which has been fully funded as of September 30, 2024. This loan requires the borrower to pay interest at a rate of the Secured Overnight Financing Rate, or SOFR, plus a premium of 395 basis points per annum and has an initial term of two years with three one year extensions. Also in July 2024, we originated a floating rate first mortgage loan that is secured by an industrial property in Wayne, PA for a total commitment of $27,000, of which $17,180 has been funded as of September 30, 2024. This loan requires the borrower to pay interest at a rate of SOFR plus a premium of 425 basis points per annum and has an initial term of three years with two one year extensions.
In September 2024, we entered into a master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement, for a facility with an aggregate maximum capacity of $200,000, or our UBS Master Repurchase Facility, pursuant to which we may sell to UBS, and later repurchase, commercial mortgage loans, which are referred to as purchased assets. Pursuant to the UBS Master Repurchase Agreement, we will pay UBS a non-refundable upfront fee that is equal to 0.60% of the applicable tranche amount on each purchase date.
RMR Residential Acquisition
In July 2024, we acquired a 240 unit, garden style apartment community located in Denver, CO, or the Denver Property, for a purchase price of $70,000, excluding acquisition costs. We financed this purchase with cash on hand and proceeds from a $46,500 mortgage loan with a 5.34% fixed interest rate. This mortgage loan requires monthly payments of interest only until maturity in July 2029.
We plan either to syndicate this acquisition or use it to seed a small portfolio of multifamily assets we would subsequently syndicate to third party investors.

RESULTS OF OPERATIONS (dollars in thousands)
The following table presents the changes in our operating results for the fiscal year ended September 30, 2024 compared to the fiscal year ended September 30, 2023:

	Fiscal Year Ended September 30,
	2024	2023	$ Change	% Change
Revenues:
Management services	$188,201	$185,702	$2,499	1.3%
Termination and incentive fees	1,213	45,942	(44,729)	(97.4)%
Advisory services	4,506	4,520	(14)	(0.3)%
Total management, termination, incentive and advisory services revenues	193,920	236,164	(42,244)	(17.9)%
Loan investment interest income	1,400	—	1,400	n/m
Loan investment interest expense	(87)	—	(87)	n/m
Income from loan investments, net	1,313	—	1,313	n/m
Rental property revenues	1,604	—	1,604	n/m
Reimbursable compensation and benefits	84,169	59,925	24,244	40.5%
Reimbursable equity based compensation	7,919	9,826	(1,907)	(19.4)%
Other reimbursable expenses	608,688	656,401	(47,713)	(7.3)%
Total reimbursable costs	700,776	726,152	(25,376)	(3.5)%
Total revenues	897,613	962,316	(64,703)	(6.7)%
Expenses:
Compensation and benefits	170,357	136,355	34,002	24.9%
Equity based compensation	10,624	12,488	(1,864)	(14.9)%
Separation costs	6,297	2,002	4,295	n/m
Total compensation and benefits expense	187,278	150,845	36,433	24.2%
General and administrative	43,743	36,019	7,724	21.4%
Other reimbursable expenses	608,688	656,401	(47,713)	(7.3)%
Rental property expenses	462	—	462	n/m
Transaction and acquisition related costs	7,750	4,221	3,529	83.6%
Depreciation and amortization	4,713	1,102	3,611	n/m
Total expenses	852,634	848,588	4,046	0.5%
Operating income	44,979	113,728	(68,749)	(60.5)%
Change in fair value of Earnout liability	2,589	—	2,589	n/m
Interest income	10,403	10,574	(171)	(1.6)%
Interest expense	(783)	—	(783)	n/m
Gain on equity method investments	7,260	25,237	(17,977)	(71.2)%
Income before income tax expense	64,448	149,539	(85,091)	(56.9)%
Income tax expense	(11,319)	(21,768)	10,449	48.0%
Net income	53,129	127,771	(74,642)	(58.4)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(30,039)	(70,624)	40,585	57.5%
Net loss attributable to noncontrolling interest in consolidated entity	40	—	40	n/m
Net income attributable to The RMR Group Inc.	$23,130	$57,147	$(34,017)	(59.5)%
n/m - not meaningful
References to changes in the income and expense categories below relate to the comparison of consolidated results for the fiscal year ended September 30, 2024, compared to the fiscal year ended September 30, 2023. For a comparison of consolidated results for the fiscal year ended September 30, 2023 compared to the fiscal year ended September 30, 2022, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Management services revenue. Management services revenue increased $2,499 primarily due to growth in management services revenue of $16,936 related to our acquisition of MPC, partially offset by decreases in management fees earned from TA of $9,932 as a result of the termination of its business management agreement with us on May 15, 2023 and decreases in construction supervision fees earned, primarily from the Managed Equity REITs, of $4,242.
Termination and incentive fees. Termination and incentive fees decreased $44,729 primarily due to the $45,282 termination fee received from TA during the 2023 period. For further information about these fees, see Note 2, Summary of Significant Accounting Policies, and Note 8, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Income from loan investments, net. Income from loan investments, net includes loan investment interest income of $1,400 for loans originated as part of the Real Estate Lending Venture that was launched this fiscal year.
Rental property revenues. Rental property revenues includes base rental income and non-cash straight line rent adjustments for our two owned properties, each of which was acquired in the current fiscal year.
Reimbursable compensation and benefits. Reimbursable compensation and benefits include reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits increased $24,244 primarily due to the impact of our acquisition of MPC and annual merit increases effective October 1, 2023.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue decreased $1,907 primarily as a result of decreases in certain of our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Compensation and benefits. Compensation and benefits consist of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $34,002 primarily due to the impact of our acquisition of MPC and annual merit and benefit increases, which was partially offset by cost containment measures that reduced headcount.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. We record an equal offsetting amount as reimbursable equity based compensation revenue for the value of awards under our clients’ equity compensation plans to certain of our employees. Equity based compensation decreased $1,864 primarily as a result of decreases in certain of our clients’ respective share prices.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 8, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
General and administrative. General and administrative expenses consist of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $7,724 primarily due to the impact of our acquisition of MPC and increases in third party costs related to our expanded role in construction oversight.
Rental property expenses. Rental property expenses includes property operating expenses, such as real estate taxes, repairs and maintenance and utility costs incurred at our two owned properties.
Transaction and acquisition related costs. Transaction and acquisition related costs in the 2024 period primarily represent costs associated with our acquisition of MPC and related integration expenses.
Depreciation and amortization. Depreciation and amortization increased $3,611 primarily due to the amortization of MPC acquisition related intangible assets and the acquisition of our two owned properties in the 2024 period.

Change in fair value of Earnout liability. For further information about the Earnout liability, see Note 4, Acquisitions and Note 7, Fair Value of Financial Instruments to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Interest income. Interest income decreased $171 due to a lower amount of investable cash during the 2024 period, partially offset by higher average interest rates as compared to the 2023 period.
Gain on equity method investments. Gain on equity method investments represents the unrealized and realized gains or losses on our investments in SEVN and TA common shares. For further information, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Income tax expense. The decrease in income tax expense of $10,449 is primarily attributable to lower taxable income during the 2024 period as compared to the 2023 period.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of September 30, 2024 and 2023, we had cash and cash equivalents of $141,599 and $267,989, respectively, of which $23,189 and $26,802, respectively, was held by RMR Inc., with the remainder being held at RMR LLC and its subsidiaries. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2024 and 2023, $92,326 and $265,800, respectively, of our cash and cash equivalents were invested in money market bank accounts.
We believe that our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, to fund our operations and cash distributions and enhance our technology infrastructure, in the next twelve months. Our experienced platform and existing relationships with institutional investors has provided us with significant opportunities to continue expanding our private capital business. We intend to diversify and further grow our private capital revenues by sponsoring and managing new real estate related investment funds that may invest in the equity of real estate or provide commercial mortgage loans secured by middle market and transitional real estate in the U.S. We anticipate that using our capital for possible formation costs and co-investment in these funds will diversify our revenues and generate management fees, incentive fees and potential promote income.
On December 19, 2023, we completed our acquisition of MPC for total cash consideration of $84,474. We are also obligated to pay the Earnout, if earned, which we currently estimate at $11,958 and which will be payable over the next three years, based on our current expectations for the deployment of capital remaining in investment funds managed by MPC prior to the end of such fund’s investment period. In addition to the Earnout, we agreed to pay retention payments to certain employees of MPC in an aggregate amount of $4,200 for their continued employment through December 31, 2025.
Our liquidity is highly dependent upon our receipt of fees from the businesses we manage. Historically, we have funded our working capital needs with cash generated from our operating activities. We expect that our future working capital needs will relate largely to our operating expenses, primarily consisting of employee compensation and benefits costs, our obligation to make quarterly tax distributions to the members of RMR LLC, our plan to make quarterly distributions on our Class A Common Shares and Class B-1 Common Shares and our plan to pay quarterly distributions to the members of RMR LLC in connection with the quarterly dividends to RMR Inc. shareholders.
During the fiscal year ended September 30, 2024, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $47,623. On October 16, 2024, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 28, 2024 in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,581. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,191, of which $5,391 will be distributed to us based on our aggregate ownership of 16,846,025 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $12,381 and we expect to pay this dividend on or about November 14, 2024. See Note 9, Shareholders’ Equity, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding these distributions.
For the fiscal year ended September 30, 2024, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $27,796, of which $14,799 was distributed to us and $12,997 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $14,799 distributed to us was eliminated in our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and the $12,997 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We used a portion of these funds distributed to us to pay our tax liabilities and amounts due under the tax receivable agreement.
Cash Flows
The $47,840 decrease in net cash flows from operating activities for the fiscal year ended September 30, 2024 compared to the prior fiscal year reflects a decrease in net income due to termination fee revenue from TA in the prior period. The $259,334 decrease in net cash flows from investing activities for the fiscal year ended September 30, 2024 compared to the prior fiscal year was due to our acquisition of MPC and the Denver Property, as well as the origination of loans held for investment in the current fiscal year compared to the proceeds received from the sale of TA’s common shares in the prior period. The $101,883 increase in net cash flows from financing activities for the fiscal year ended September 30, 2024 compared to the prior fiscal year was primarily due to proceeds from our UBS Master Repurchase Facility and mortgage note payable in the current fiscal year, as well as higher tax distributions in the prior period.
As of September 30, 2024, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 8, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. As of September 30, 2024, our consolidated balance sheet reflects a liability related to the tax receivable agreement of $20,863, of which we expect to pay $2,421 to ABP Trust during the fourth quarter of fiscal year 2025.
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted in foreign currencies. Our floating rate debt consists of our purchased assets, which are governed by our UBS Master Repurchase Facility and directly relate to our underlying loans held for investment. We are required to pay interest on our floating rate debt at a rate of SOFR plus a premium and earn interest on our underlying loans held for investment at a rate of SOFR plus a premium that is in excess of the premium paid on our floating rate debt. Changes in market interest rates would not impact the fixed spread that we earn between our purchased assets and our loans held for investment. As a result, we are not subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, or commodity price changes; however, if any of these risks were to negatively impact our clients’ businesses or market capitalization, our revenues would likely decline. We are subject to the credit risk of our borrowers in connection with our loans held for investment. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that may adversely impact our operating results. To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. See Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for the risks to us and our clients.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam D. Portnoy, the Chair of our Board and one of our Managing Directors, as well as our clients. For further information about these and other such relationships and related person transactions, see Note 2, Summary of Significant Accounting Policies and Note 8, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, the section captioned “Business” above in Part I, Item 1 of this Annual Report on Form 10-K, our other filings with the SEC and our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, or the 2025 Proxy Statement, to be filed within 120 days after the close of the fiscal year ended September 30, 2024. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Estimates
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our consolidated financial statements requires our management to make certain critical accounting estimates and judgments that impact (i) the revenue recognized during the reporting periods (ii) the estimation of fair values and (iii) our principles of consolidation. These accounting estimates are based on our management’s judgment. We consider them to be critical because of their significance to our consolidated financial statements and the possibility that future events may cause differences from current judgments or because the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to test their reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.
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
Fair Value. The estimation of fair value involves a significant level of judgment and estimation uncertainty, and actual results could be materially different and have a material impact on our financial condition and results of operations. We accounted for the Acquisition as a business combination. We used estimates and assumptions to assign fair values to assets acquired and liabilities assumed, including intangible assets. Determining the fair value of intangible assets requires us to use estimates and assumptions including, but not limited to, expected future cash inflows and outflows, useful lives, discount rates and income tax rates. Fair values were determined based on estimates and assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could materially affect the accuracy of such estimates, assumptions or actual results.
The fair value of our Earnout liability was determined using a Monte Carlo simulation model and is inherently uncertain. Inputs into the model require estimates and assumptions regarding the timing and deployment of future capital, the historical volatility of similar market transaction, and discount rates and credit ratings for companies similar to ours. The Earnout liability is remeasured on a quarterly basis and changes to our estimates and assumptions are likely to have a significant impact on the fair value estimate of the Earnout liability. In addition, actual payments required under the Earnout may differ significantly from our estimates and could have a material impact to our results of operations and financial condition.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of September 30, 2024, our internal control over financial reporting is effective.
Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of MPC acquired on December 19, 2023, which is included in our consolidated financial statements since the date of acquisition and represented less than 4% of our total assets as of September 30, 2024 after excluding goodwill and intangible assets acquired, and less than 5% of our total revenues for the year ended September 30, 2024. We will include MPC in our assessment of internal controls for the fiscal year ending September 30, 2025.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2024 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B. Other Information
We have adopted comprehensive insider trading policies and procedures that apply to all directors, officers and employees. These policies are designed to prevent trading on the basis of material nonpublic information and to ensure compliance with applicable securities laws. The policies include provisions for pre-clearance of trades, blackout periods and the establishment of Rule 10b5-1 trading plans. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may award our Class A Common Shares to our officers and employees under the Amended and Restated 2016 Omnibus Equity Plan, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. The terms of awards made under the 2016 Plan are determined by the Compensation Committee of our Board of Directors, at the time of the award. The following table is as of September 30, 2024.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2016 Plan	None.	None.	103,975 (1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	103,975 (1)
(1)    Consists of shares available for issuance pursuant to the terms of the 2016 Plan. Share awards that are repurchased or forfeited will be added to the shares available for issuance under the 2016 Plan.
Other information required by this Item 12 of Form 10-K will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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
3.6
Fifth Amended and Restated Bylaws of the Registrant adopted June 11, 2024. (Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-37616) filed with the SEC on June 11, 2024.)

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
10.28
Letter Agreement, dated as of November 15, 2023, by and among The RMR Group LLC and Jennifer Francis (+). (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 7, 2024.)

19.1	The RMR Group Inc. Insider Trading Policies and Procedures (Filed herewith.)
21.1	Subsidiaries of the Registrant (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Filed herewith.)
31.1	Rule 13a-14(a) Certification (Filed herewith.)
31.2	Rule 13a-14(a) Certification (Filed herewith.)
32.1	Section 1350 Certification (Furnished herewith.)
97.1	The RMR Group Inc. Clawback Policy (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 15, 2023.)
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
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The RMR Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The RMR Group Inc. (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of income, shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Identification of related parties and related party transactions - Refer to Notes 1, 2 and 8 to the financial statements
Critical Audit Matter Description
As discussed in Notes 1 and 2 to the financial statements, the Company generates its revenue by providing management services to four publicly traded equity real estate investment trusts, two real estate operating companies, and private capital vehicles, as well as providing advisory services to a publicly traded mortgage real estate investment trust, all of which are related parties. These entities are considered to be related parties for the reasons discussed in Note 8 to the financial statements. In addition, the Company has also entered into a number of other arrangements with its related persons and related parties (collectively, “related parties”), as further discussed in Note 8.
Given the number of related parties and related party transactions, we determined the evaluation of the identification and disclosure of related parties and related party transactions to be a critical audit matter. Auditor judgment and effort was involved in assessing the sufficiency of the procedures the Company performed to identify and disclose related parties and related party transactions.

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
◦Inspecting new and amended agreements between the Company and related parties to ensure they were properly disclosed, along with existing related party relationships.
◦Inspecting the Company’s check register and accounts payable sub-ledger to determine whether there were any payments made or to be made to related parties for transactions not previously identified.
Acquisition of MPC Partnership Holdings LLC - Refer to Note 4 to the financial statements
Critical Audit Matter Description
As discussed in Note 4 to the financial statements, the Company completed the acquisition of MPC Partnership Holdings LLC (or “MPC”) on December 19, 2023 with a purchase price of $99 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets of property management and investment management agreements of $13.5 million, trade name of $5.2 million, and investor relationships of $1.8 million. The method for determining relative fair value requires management to make estimates and assumptions related to the long-term growth rate and the selection of the discount rate.
Given the fair value determination of the intangible assets for MPC requires management to make significant estimates and assumptions related to the long-term growth rate and the selection of the discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the long-term growth rate and the selection of the discount rate for the intangible assets valuation included the following:
•We tested the effectiveness of controls over the valuation of the intangible assets, including management’s controls over the long-term growth rate and selection of the discount rate.
•We assessed the reasonableness of management’s estimated long-term growth rate by comparing the projections to historical results and in place contracts.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 12, 2024
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The RMR Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The RMR Group Inc. (the “Company”) as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated November 12, 2024 expressed an unqualified opinion on those financial statements.
As described in Management Report on Assessment of Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at MPC Partnership Holdings LLC, which was acquired on December 19, 2023, and whose financial statements constitute less than 4% of total assets after excluding goodwill and intangible assets acquired, and less than 5% of total revenues of the consolidated financial statement amounts as of and for the year ended September 30, 2024. Accordingly, our audit did not include the internal control over financial reporting at MPC Partnership Holdings LLC.
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
/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 12, 2024

The RMR Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,
	2024	2023
Assets
Cash and cash equivalents held by The RMR Group Inc.	$23,189	$26,802
Cash and cash equivalents held by The RMR Group LLC	118,410	241,187
Due from related parties	134,030	111,323
Prepaid and other current assets	9,789	6,997
Assets held for sale	8,700	—
Total current assets	294,118	386,309
Loans held for investment, net of allowance for credit losses of $343 and $0, respectively	56,221	—
Property and equipment, net of accumulated depreciation of $3,447 and $3,212, respectively	76,433	5,446
Due from related parties, net of current portion	9,350	7,261
Equity method investments	23,733	18,651
Goodwill	71,761	1,859
Intangible assets, net of accumulated amortization of $3,719 and $983, respectively	20,299	167
Operating lease right of use assets	27,353	29,032
Deferred tax asset	15,163	18,220
Other assets, net of accumulated amortization of $87,740 and $78,324, respectively	106,063	115,479
Total assets	$700,494	$582,424

Liabilities and Equity
Reimbursable accounts payable and accrued expenses	$90,444	$77,924
Accounts payable and accrued expenses	31,599	22,578
Current portion of Earnout liability	517	—
Operating lease liabilities	5,906	5,068
Liabilities held for sale	4,973	—
Total current liabilities	133,439	105,570
Operating lease liabilities, net of current portion	22,147	25,044
Amounts due pursuant to tax receivable agreement, net of current portion	18,442	20,886
Employer compensation liability, net of current portion	9,350	7,261
Earnout liability, net of current portion	11,441	—
Secured financing facility, net	41,109	—
Mortgage note payable	45,149	—
Total liabilities	281,077	158,761

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,950,000 shares authorized; 15,846,025 and 15,712,007 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	118,811	116,010
Retained earnings	436,226	413,096
Cumulative common distributions	(317,495)	(289,072)
Total shareholders’ equity	237,574	240,066
Noncontrolling interest in The RMR Group LLC	181,439	183,597
Noncontrolling interest in consolidated entity	404	—
Total noncontrolling interests	181,843	183,597
Total equity	419,417	423,663
Total liabilities and equity	$700,494	$582,424
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Income
(amounts in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2024	2023	2022
Revenues:
Management services	$188,201	$185,702	$195,450
Termination and incentive fees	1,213	45,942	—
Advisory services	4,506	4,520	4,530
Total management, termination, incentive and advisory services revenues	193,920	236,164	199,980
Loan investment interest income	1,400	—	—
Loan investment interest expense	(87)	—	—
Income from loan investments, net	1,313	—	—
Rental property revenues	1,604	—	—
Reimbursable compensation and benefits	84,169	59,925	56,684
Reimbursable equity based compensation	7,919	9,826	7,072
Other reimbursable expenses	608,688	656,401	568,767
Total reimbursable costs	700,776	726,152	632,523
Total revenues	897,613	962,316	832,503
Expenses:
Compensation and benefits	170,357	136,355	129,872
Equity based compensation	10,624	12,488	10,136
Separation costs	6,297	2,002	1,315
Total compensation and benefits expense	187,278	150,845	141,323
General and administrative	43,743	36,019	32,919
Other reimbursable expenses	608,688	656,401	568,767
Rental property expenses	462	—	—
Transaction and acquisition related costs	7,750	4,221	132
Depreciation and amortization	4,713	1,102	993
Total expenses	852,634	848,588	744,134
Operating income	44,979	113,728	88,369
Change in fair value of Earnout liability	2,589	—	—
Interest income	10,403	10,574	1,322
Interest expense	(783)	—	—
Gain on equity method investments	7,260	25,237	1,010
Income before income tax expense	64,448	149,539	90,701
Income tax expense	(11,319)	(21,768)	(13,233)
Net income	53,129	127,771	77,468
Net income attributable to noncontrolling interest in The RMR Group LLC	(30,039)	(70,624)	(43,464)
Net loss attributable to noncontrolling interest in consolidated entity	40	—	—
Net income attributable to The RMR Group Inc.	$23,130	$57,147	$34,004

Weighted average common shares outstanding - basic	16,532	16,426	16,338
Weighted average common shares outstanding - diluted	16,532	16,426	31,348

Net income attributable to The RMR Group Inc. per common share - basic	$1.38	$3.44	$2.06
Net income attributable to The RMR Group Inc. per common share - diluted	$1.38	$3.44	$2.04
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

								Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Consolidated Entity	Total Equity
Balance at September 30, 2021	$15	$1	$15	$109,910	$321,945	$(236,766)	$195,120	$152,595	$—	$347,715
Share awards, net	1	—	—	3,226	—	—	3,227	—	—	3,227
Net income	—	—	—	—	34,004	—	34,004	43,464	—	77,468
Tax distributions to member	—	—	—	—	—	—	—	(14,341)	—	(14,341)
Common share distributions	—	—	—	—	—	(25,730)	(25,730)	(18,600)	—	(44,330)
Balance at September 30, 2022	16	1	15	113,136	355,949	(262,496)	206,621	163,118	—	369,739
Share awards, net	—	—	—	2,874	—	—	2,874	—	—	2,874
Net income	—	—	—	—	57,147	—	57,147	70,624	—	127,771
Tax distributions to member	—	—	—	—	—	—	—	(30,945)	—	(30,945)
Common share distributions	—	—	—	—	—	(26,576)	(26,576)	(19,200)	—	(45,776)
Balance at September 30, 2023	16	1	15	116,010	413,096	(289,072)	240,066	183,597	—	423,663
Share awards, net	—	—	—	2,801	—	—	2,801	—	—	2,801
Net income (loss)	—	—	—	—	23,130	—	23,130	30,039	(40)	53,129
Tax distributions to member	—	—	—	—	—	—	—	(12,997)	—	(12,997)
Common share distributions	—	—	—	—	—	(28,423)	(28,423)	(19,200)	—	(47,623)
Acquisition of MPC Partnership Holdings LLC	—	—	—	—	—	—	—	—	444	444
Balance at September 30, 2024	$16	$1	$15	$118,811	$436,226	$(317,495)	$237,574	$181,439	$404	$419,417
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Year Ended September 30,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$53,129	$127,771	$77,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,713	1,102	993
Straight line rent, net	(380)	(345)	(352)
Amortization expense related to other assets	9,416	9,416	9,416
Provision for credit losses	602	—	—
Provision (benefit) for deferred income taxes	3,057	(1,108)	1,559
Change in fair value of Earnout liability	(2,589)	—	—
Operating expenses paid in The RMR Group Inc. common shares	3,937	3,608	3,774
Distributions from equity method investments	2,391	2,221	841
Gain on equity method investments	(7,260)	(25,237)	(1,010)
Changes in assets and liabilities:
Due from related parties	(14,364)	(6,584)	(18,720)
Prepaid and other current assets	(1,475)	(1,625)	649
Reimbursable accounts payable and accrued expenses	12,520	(2,297)	25,106
Accounts payable and accrued expenses	(2,322)	2,293	1,546
Net cash provided by operating activities	61,375	109,215	101,270

Cash Flows from Investing Activities:
Acquisition of MPC Partnership Holdings LLC, net of cash acquired	(78,771)	—	—
Rental property acquisition	(70,509)	—	—
Origination of loans held for investment	(57,180)	—	—
Purchase of property and equipment	(3,865)	(3,983)	(1,121)
Proceeds from deferred origination fees	700	—	—
Equity method investment in MF Fund VII	(213)	—	—
Equity method investment in Seven Hills Realty Trust	—	—	(9,469)
Proceeds from sale of TravelCenters of America Inc. common shares	—	53,479	—
Net cash (used in) provided by investing activities	(209,838)	49,496	(10,590)

Cash Flows from Financing Activities:
Proceeds from secured financing facility	41,655	—	—
Proceeds from mortgage note payable	46,500	—	—
Payment of deferred financing fees	(1,960)	—	—
Distributions to noncontrolling interests	(32,197)	(50,145)	(32,941)
Distributions to common shareholders	(28,423)	(26,576)	(25,730)
Repurchase of common shares	(1,136)	(734)	(547)
Payments under the tax receivable agreement	(2,366)	(2,355)	(2,209)
Net cash provided by (used in) financing activities	22,073	(79,810)	(61,427)

(Decrease) increase in cash and cash equivalents	(126,390)	78,901	29,253
Cash and cash equivalents at beginning of period	267,989	189,088	159,835
Cash and cash equivalents at end of period	$141,599	$267,989	$189,088

Supplemental disclosures:
Income taxes paid	$9,138	$21,233	$9,555
Interest paid	$371	$—	$—

Non-cash investing and financing activities:
Recognition of right of use assets and related lease liabilities	$3,646	$5,057	$1,295
Recognition of Earnout liability	$14,547	$—	$—
Write-off of fully depreciated property and equipment	$1,209	$479	$1,272
Assumption of mortgage note payable	$5,429	$—	$—
Property and equipment accrued, not paid	$465	$39	$114

RMR Group Inc.
Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)
Supplemental Reconciliation of Cash and Cash Equivalents:
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	September 30,
	2024	2023	2022
Cash and cash equivalents held by The RMR Group Inc.	$23,189	$26,802	$21,492
Cash and cash equivalents held by The RMR Group LLC	118,410	241,187	167,596
Total cash and cash equivalents shown in the consolidated statements of cash flows	$141,599	$267,989	$189,088

See accompanying notes.

The RMR Group Inc.
Notes to Consolidated Financial Statements
(dollars in thousands, except per share amounts)

Note 1. Organization
The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC. RMR Inc. is a Maryland corporation and RMR LLC is a Maryland limited liability company. RMR Inc. serves as the sole managing member of RMR LLC and, in that capacity, operates and controls the business and affairs of RMR LLC. In these consolidated financial statements, unless otherwise indicated, “we”, “us” and “our” refer to RMR Inc. and its direct and indirect subsidiaries, including RMR LLC.
As of September 30, 2024, RMR Inc. owned 15,846,025 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.9% of the economic interest of RMR LLC as of September 30, 2024. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.1% of the economic interest of RMR LLC as of September 30, 2024, which is presented as a noncontrolling interest in the RMR Group LLC within the consolidated financial statements. Adam D. Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
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
RMR LLC also provided management services to TravelCenters of America Inc., or TA, until it was acquired by BP Products North America Inc., or BP, on May 15, 2023. TA, a publicly traded operating company until the time BP acquired it, operates and franchises travel centers primarily along the U.S. interstate highway system, many of which are owned by SVC, and standalone truck service facilities. The Managed Equity REITs, SEVN, and TA until May 15, 2023, are collectively referred to as the Perpetual Capital clients.
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
On December 19, 2023, or the Acquisition Date, RMR LLC acquired MPC Partnership Holdings LLC, or MPC, or the Acquisition. In connection with the Acquisition, RMR LLC started providing management services through MPC and its subsidiaries to multiple private funds and the underlying residential real estate assets of the funds, as well as property management services to third party owners. The residential real estate we manage through MPC and its subsidiaries are presented as RMR Residential in these consolidated financial statements. For additional information regarding the Acquisition, see Note 4, Acquisitions.
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
Revenue Recognition
Revenues from services we provide are recognized as earned over time as the services provided represent performance obligations that are satisfied over time. Interest income related to our CRE mortgage loans is generally accrued based on the coupon rates applied to the outstanding principal balance of such loans. Fees, premiums and discounts, if any, will be amortized or accreted into interest income over the remaining lives of the loans using the effective interest method, as adjusted for any prepayments. Revenues from our rental of residential property is recognized on a straight line basis over the underlying lease term.
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
For the fiscal years ended September 30, 2024, 2023 and 2022, we earned aggregate base business management fees from the Managed Equity REITs of $84,182, $85,603 and $96,031, respectively.
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
We did not earn incentive business management fees from the Managed Equity REITs for calendar years 2023, 2022 or 2021.
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
For the fiscal years ended September 30, 2024, 2023 and 2022, we earned aggregate base business management fees from TA and the Private Capital clients of $27,575, $36,815 and $39,653, respectively. Additionally, in connection with BP’s acquisition of TA on May 15, 2023, TA terminated its business management agreement with us and paid us the applicable termination fee of $45,282 which was recognized in the fiscal year end September 30, 2023.
Property Management Agreements
We earn property management fees by providing continuous services pursuant to property management agreements with the Managed Equity REITs, SEVN, RMR Residential and certain Private Capital clients. We generally earn fees under these agreements between 2.5% to 3.5% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision services up to 5.0% of the cost of such construction. In addition, we earn fees under our RMR Residential property management agreements for providing certain marketing, information technology and other management services, as defined in the applicable management agreements, and the related costs are included in general and administrative expenses in our consolidated financial statements. These management fees are payable in cash monthly in arrears.
For the fiscal years ended September 30, 2024, 2023 and 2022, we earned aggregate property management fees of $76,444, $63,153 and $59,667, respectively, including construction supervision fees of $15,641, $18,443 and $16,743, respectively.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Management Agreements with Advisory Clients
Tremont is primarily compensated pursuant to its management agreement with SEVN at an annual rate of 1.5% of equity, as defined in the applicable agreement. Tremont may also earn an incentive fee under its management agreement with SEVN equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero. The incentive fee may not be less than zero. For the fiscal years ended September 30, 2024, 2023 and 2022, Tremont earned incentive fees of $1,213, $660 and $0, respectively.
For the fiscal years ended September 30, 2024, 2023 and 2022, we earned advisory services revenue of $4,506, $4,520 and $4,530, respectively.
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
Equity Method Investments
Seven Hills Realty Trust
As of September 30, 2024, Tremont owned 1,708,058, or approximately 11.5%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our equity method investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of September 30, 2024 and 2023, based on quoted market prices, was $23,520 and $18,651, respectively. The unrealized gain (loss) in our consolidated statements of income related to our investment in SEVN was $7,260, $5,295 and ($1,564) for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. During the fiscal years ended September 30, 2024, 2023, and 2022, we received distributions from SEVN of $2,391, $2,221 and $841, respectively.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Carroll Multifamily Venture VII, LP
In July 2024, we funded a $213 capital call to CARROLL Multifamily Venture VII, LP, or Fund VII, a co-investment vehicle managed by RMR Residential. We account for our investment in Fund VII using the equity method of accounting because we are deemed to exert significant influence, but not control, over Fund VII’s most significant activities. This investment is recorded in equity method investments in our consolidated balance sheets.
TravelCenters of America Inc.
Until BP acquired TA on May 15, 2023, we owned 621,853, or approximately 4.1%, of TA’s outstanding common shares, that had a cost of $13,701. We previously accounted for our investment in TA using the equity method of accounting because we were deemed to exert significant influence, but not control, over TA’s most significant activities. Under the fair value option, we determined fair value using the closing price of TA’s common shares as of the end of the period, which was a Level 1 fair value input, and recorded changes in fair value in earnings in our consolidated statements of income. We recorded net gains in our consolidated statements of income related to our investment in TA of $19,942 and $2,574 for the fiscal years ended September 30, 2023 and 2022, respectively.
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
As of September 30, 2024, $553 in cash and cash equivalents consists of amounts escrowed for performance incentives, future real estate taxes, insurance and capital expenditures, as required by certain of our debt agreements. These funds are held by our mortgage lenders and are segregated from our cash accounts.
Loans Held for Investment, Net
Generally, our loans are classified as held for investment based upon our intent and ability to hold them until maturity. Loans that are held for investment are carried at cost, net of allowance for credit losses, unamortized loan origination fees, accreted exit fees, unamortized premiums and unaccreted discounts, as applicable, that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are determined to be collateral dependent. Loans that we have a plan to sell or liquidate are held at the lower of cost or fair value less cost to sell.
Loan Deferred Fees — Loan origination and exit fees are fees charged to our borrowers and unamortized or unaccreted balances are reflected as a reduction in loans held for investment, net, in our consolidated balance sheets. These fees are recorded as a component of loan investment interest income in our consolidated statements of income over the life of the related loans held for investment.
Allowance for Credit Losses
The measurement of current expected credit losses, or CECL, is based upon historical experience, current conditions, and reasonable and supportable forecasts incorporating forward-looking information that affect the collectability of the reported

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

amount. Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments prescribes a forward-looking “expected loss” model that generally will result in the earlier recognition of credit losses and is applicable to financial assets measured at amortized cost and off-balance sheet credit exposures, such as unfunded loan commitments.
The allowance for credit losses required under ASU No. 2016-13 is a valuation account that is deducted from the related loans’ amortized cost basis in our consolidated balance sheets. Our loans typically include commitments to fund incremental proceeds to borrowers over the life of the loan; these future funding commitments are also subject to the CECL model. The allowance for credit losses related to unfunded loan commitments is included in accounts payable and accrued expenses in our consolidated balance sheets.
Given the lack of historical loss data related to our loan portfolio, we estimate our expected losses using an analytical model that considers the likelihood of default and loss given default for each individual loan. This analytical model incorporates data from a third party database with historical loan loss information for commercial mortgage-backed securities, or CMBS, and commercial real estate, or CRE, loans since 1998. We estimate the allowance for credit losses for our loan portfolio, including unfunded loan commitments, at the individual loan level. Significant inputs to the model include certain loan specific data, such as loan to value, or LTV, property type, geographic location, occupancy, vintage year, remaining loan term, net operating income, expected timing and amounts of future loan fundings, and macroeconomic forecast assumptions, including the performance of CRE assets, unemployment rates, interest rates and other factors. We utilize the model to estimate credit losses over a reasonable and supportable economic forecast period, followed by a straight-line reversion period to average historical losses. Average historical losses are established using a population of third party historical loss data that approximates our portfolio as of the measurement date. We evaluate the estimated allowance for each of our loans individually and we consider our internal loan risk rating as the primary credit quality indicator underlying our assessment.
As of September 30, 2024, based on our loan portfolio, the then current economic environment and expectations for future conditions, we recorded an allowance for credit losses of $343 with respect to our then outstanding loans held for investment and increasing accounts payable and accrued expenses by $259 with respect to our then unfunded loan commitments.
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. Factors considered in these evaluations include, but are not limited to, property type, geographic and local market dynamics, physical condition, leasing and tenant profile, projected cash flow, risk of loss, current LTV, debt yield, collateral performance, structure, exit plan and sponsorship. Loans are rated “1” (less risk) through “5” (greater risk) as defined below:
“1” lower risk—Criteria reflects a sponsor having a strong financial condition and low credit risk and our evaluation of management's experience; collateral performance exceeding performance metrics included in the business plan or credit underwriting; and the property demonstrating stabilized occupancy and/or market rates, resulting in strong current cash flow and net operating income and/or having a very low LTV.
“2” average risk—Criteria reflects a sponsor having a stable financial condition and our evaluation of management's experience; collateral performance meeting or exceeding substantially all performance metrics included in the business plan or credit underwriting; and the property demonstrating improved occupancy at market rents, resulting in sufficient current cash flow and/or having a low LTV.
“3” acceptable risk—Criteria reflects a sponsor having a history of repaying loans at maturity and meeting its credit obligations and our evaluation of management's experience; collateral performance expected to meet performance metrics included in the business plan or credit underwriting; and the property having a moderate LTV. New loans and loans with a limited history will typically be assigned this rating and will be adjusted to other levels from time to time as appropriate.
“4” higher risk—Criteria reflects a sponsor having a history of unresolved missed or late payments, maturity extensions and difficulty timely fulfilling its credit obligations and our evaluation of management's experience; collateral performance failing to meet the business plan or credit underwriting; the existence of a risk of default possibly leading to a loss and/or potential weaknesses that deserve management’s attention; and/or the property having a high LTV.
“5” loss likely—Criteria reflects a very high risk of realizing a principal loss or having incurred a principal loss; a sponsor having a history of default payments, trouble fulfilling its credit obligations, deeds in lieu of foreclosures, and/or bankruptcies; collateral performance is significantly worse than performance metrics included in the business plan; loan covenants or

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

performance milestones having been breached or not attained; timely exit via sale or refinancing being uncertain; and/or the property having a very high LTV.
Deferred Financing Costs
Costs incurred in connection with financings are capitalized and recorded as a reduction to the related liability in our consolidated balance sheets. Deferred financing costs are amortized over the term of the financing agreement and are recorded as a component of loan investment interest expense in our consolidated statements of income.
Property and Equipment
Property and equipment are stated at cost. Depreciation of building and furniture and equipment is computed using the straight line method over estimated useful lives ranging from three to 30 years. Depreciation for leasehold improvements is computed using the straight line method over the term of the lesser of their useful lives or related lease agreements. Capitalized software costs, information technology labor and other personnel costs, are depreciated using the straight line method over useful lives ranging between three and five years. We do not depreciate the allocated cost of land. We may engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.
The following is a summary of property and equipment presented in our consolidated balance sheets, excluding assets held for sale:

	September 30,
	2024	2023
Land	$10,084	$—
Building	57,407	—
Furniture and equipment	5,996	7,681
Leasehold improvements	781	581
Capitalized software costs	5,612	396
Total property and equipment	79,880	8,658
Accumulated depreciation	(3,447)	(3,212)
Property and equipment, net	$76,433	$5,446
Depreciation expense related to property and equipment and capitalized software costs for the fiscal years ended September 30, 2024, 2023 and 2022, was $1,665, $1,071 and $956, respectively.
We allocate the purchase prices of our properties to land, buildings and improvements based on determinations of the relative fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. We allocate a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amounts over the estimated life of the relationships. For

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of the assets acquired to goodwill.
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, low long term prospects for improvement in property performance, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining useful lives of our long lived assets. If we change our estimate of the remaining useful lives, we allocate the carrying value of the affected assets over their revised remaining useful lives.
Goodwill and Intangible Assets
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We evaluate the recoverability of goodwill annually, or more frequently, if events or changes in circumstances indicate that goodwill might be impaired. If our review indicates that the carrying amount of goodwill exceeds its fair value, we would reduce the carrying amount of goodwill to fair value. During the fiscal year ended September 30, 2024, we recognized a $69,902 change in the carrying value of goodwill presented in our consolidated balance sheets as a result of the MPC acquisition.
Intangible assets represent the fair value at acquisition of acquired leases, trade names, investor relationships, management agreements and other intangible assets. Amortization expense related to intangible assets for the fiscal years ended September 30, 2024, 2023 and 2022, was $3,048, $31, $37, respectively. Aggregate future amortization to be recognized over the remaining useful lives of these intangible assets is estimated to be $4,675 in 2025, $3,607 in 2026, $3,076 in 2027, $3,075 in 2028 and $691 in 2029 and thereafter.
The following is a summary of intangible assets, net presented in our consolidated balance sheets, excluding assets held for sale:

	As of September 30, 2024		As of September 30, 2023
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets
Management agreements	$13,456	$(2,145)	$—	$—
Acquired leases	2,394	(270)	—	—
Investor relationships	1,843	(294)	—	—
Customer relationships and non-solicitation agreements	1,150	(1,010)	1,150	(983)
Total	$18,843	$(3,719)	$1,150	$(983)

Unamortized intangible assets
Trade name	$5,175	$—	$—	$—

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Other Assets
On June 5, 2015, in connection with the formation of RMR Inc., each of DHC, OPI (then Government Properties Income Trust, or GOV, and Select Income REIT, or SIR) and SVC contributed cash and shares with a combined value of $167,764. The consideration received from such Managed Equity REITs for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares in the amount of $193,806, which we recorded in other assets. The other assets are being amortized against revenue recognized related to the management agreements using the straight line method through the period ended December 31, 2035. For the fiscal years ended September 30, 2024, 2023 and 2022, we reduced revenue by $9,416 each year, related to the amortization of these other assets. As of September 30, 2024 and 2023, the remaining amount of these other assets to be amortized was $106,063 and 115,479, respectively.
Assets and Liabilities Held for Sale
As of September 30, 2024, we had one property classified as held for sale in our consolidated balance sheets that is under agreement to sell for a sales price of $9,800, excluding closing costs. The following is a summary of assets held for sale and liabilities held for sale in our consolidated balance sheets:

	September 30,
	2024	2023
Property and equipment, net	$8,254	$—
Intangible assets, net	392	—
Other current assets	54	—
Assets held for sale	$8,700	$—

Mortgage note payable	$4,817	$—
Other current liabilities	156	—
Liabilities held for sale	$4,973	$—
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
Recent Accounting Pronouncements
Segments. On November 27, 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: i) provide disclosures of significant segment expenses and other segment items if

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

they are regularly provided to the chief operating decision maker, or CODM, and included in each reported measure of segment profit or loss; ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification, or ASC, 280, Segment Reporting, or ASC 280, in interim periods; and iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. Public entities with a single reportable segment must apply all the disclosure requirements of ASU No. 2023-07, as well as all the existing segment disclosures under ASC 280. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact ASU No. 2023-07 will have on our consolidated financial statements and disclosures.
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
Note 3. Income Taxes
We are the sole managing member of RMR LLC. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its tax consolidated subsidiaries. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. During the fiscal years ended September 30, 2024, 2023 and 2022, all of our income before taxes was derived solely from domestic operations.
We had a provision (benefit) for income taxes which consists of the following:

	Fiscal Year Ended September 30,
	2024	2023	2022
Current:
Federal	$4,912	$16,922	$8,553
State	3,350	5,954	3,121
Deferred:
Federal	2,248	(940)	1,176
State	809	(168)	383
Total	$11,319	$21,768	$13,233
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year Ended September 30,
	2024	2023	2022
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.4%	3.0%	3.0%
Permanent items	1.1%	0.5%	0.7%
Uncertain tax position reserve, net of federal benefit	1.9%	—%	—%
Net income attributable to noncontrolling interest	(9.8)%	(9.9)%	(10.1)%
Total	17.6%	14.6%	14.6%
The components of the deferred tax assets as of September 30, 2024 and 2023 are entirely comprised of the outside basis difference in our partnership interest in RMR LLC.

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
We continue to be subject to federal, state, and local income tax audit examinations for open periods, which can lead to adjustments to our provision for income taxes, the resolution of which may be highly uncertain. We received a proposed adjustment from a state jurisdiction with respect to the tax years ended September 30, 2019 and 2020. As a result, we have accrued an uncertain tax position reserve for the fiscal year ended September 30, 2024 related to the adjustment for the fiscal years ending September 30, 2019 and thereafter. Our policy is to include interest expense related to unrecognized tax benefits within the provision for income taxes in our consolidated statements of income.
As of September 30, 2024, our gross unrecognized tax benefit from uncertain tax positions, exclusive of interest expense, was $1,449, of which $107 is based on positions related to the fiscal year ended September 30, 2024. As of September 30, 2024, we recognized $252 for interest expense related to unrecognized tax benefits and had $1,701 of gross unrecognized tax benefits. As of September 30, 2023 and 2022, we had no uncertain tax positions. We do not reasonably expect any significant changes relating to our unrecognized tax benefits within the next twelve months.
Note 4. Acquisitions
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
Goodwill of $69,902 has been recognized based on the amount that the purchase price exceeds the fair value of the net identifiable assets acquired less the amounts attributable to noncontrolling interests in consolidated entity. Goodwill is expected to be deductible for income tax purposes and is primarily attributable to the workforce of the acquired business and synergies that can be achieved subsequent to the Acquisition.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

As of September 30, 2024, we finalized the purchase price allocation for the Acquisition from the preliminary amounts reported as of December 31, 2024. The adjustments made during the fiscal year ended September 30, 2024 to the fair value of acquired assets and liabilities did not have a significant impact on our consolidated balance sheets or our consolidated statements of income.
The following table summarizes the fair value amounts recognized for the assets acquired and liabilities assumed and resulting goodwill as of the Acquisition Date:

Assets acquired:
Cash and cash equivalents	$5,703
Real estate	8,460
Due from related parties	6,788
Prepaid and other current assets	1,373
Intangible assets:
Property management and investment management agreements	13,456
Trade name	5,175
Investor relationships	1,843
Acquired leases	703
Total intangible assets	21,177
Total assets acquired	43,501
Liabilities assumed:
Mortgage note payable	4,726
Other liabilities	9,212
Total liabilities	13,938
Net identifiable assets acquired	29,563
Noncontrolling interests in consolidated entity	(444)
Goodwill	69,902
Total consideration	$99,021
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
A mortgage note payable with an acquisition date fair value of $4,726 and an aggregate principal amount outstanding of $5,429 is secured by the Woodstock Property, bears interest at a fixed rate of 3.71% per annum and matures in August 2029. Interest only payments are due on a monthly basis until September 2025, at which time payments of principal and interest are due monthly until the loan matures in August 2029. We determined the fair value of the mortgage note payable by discounting the expected cash flows at a rate comparable with interest rates for similar debt as of the Acquisition Date (Level 3 inputs). Principal payments due during the next five fiscal years are: $8 in 2025, $98 in 2026, $102 in 2027, $105 in 2028 and $5,116 in 2029 and thereafter.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

As of September 30, 2024, we have entered into an agreement to sell the Woodstock Property for a sales price of $9,800, excluding closing costs. This pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change. The Woodstock Property is presented in assets held for sale and the mortgage note payable is presented in liabilities held for sale in our consolidated balance sheets. As such, accumulated depreciation and accumulated amortization excludes $221 and $331, respectively, related to the Woodstock Property. Property and equipment, net also excludes $15 in furniture and equipment related to the Woodstock Property that was purchased after the Acquisition Date. The Acquisition Date fair value of the noncontrolling interest in the Woodstock Property (10% ownership we did not acquire) of $444 is reflected in noncontrolling interest in consolidated entity in our consolidated balance sheets.
Property management and investment management agreements
As of the Acquisition Date, MPC managed 66 properties, including 14 in which MPC did not have an economic ownership interest in, or the Third Party Managed Properties, through its property management agreements and managed four funds through its investment management agreements. The property management agreements may be terminated upon written notice and generally provide for property management fees ranging from 2.5% to 3.5% of gross collected rents, construction management fees of 5.0% of construction costs and reimbursement of costs incurred to manage the properties. The investment management agreements generally provide for fees that are based on the lesser of a percentage of invested capital and a fixed fee ranging from $100 to $200 annually. As of the Acquisition Date, the weighted average remaining useful life of these agreements was 5.6 years.
Trade name
MPC operates many of its residential properties under the trade name ARIUM. We concluded this asset has an indefinite life.
Investor relationships
MPC has relationships with institutional investors that have invested in, and may continue to invest in, the funds managed by MPC. As of the Acquisition Date, the weighted average remaining useful life of these relationships was 5.0 years.
Managed funds
As of the Acquisition Date and pursuant to the Equity Purchase Agreement, dated as of July 29, 2023, by and among RMR LLC, MPC, and the sellers and seller owners set forth therein, we managed four funds that invest in residential real estate. Three of the four funds have no unfunded capital commitments remaining. As of the Acquisition Date, Fund VII had $208,026 in unfunded capital commitments remaining from total capital commitments of $342,825. In the future, we will be eligible to participate in distributions and profits interests on investments from capital commitments we provide to Fund VII, or Investment Interest; however, we had no Investment Interest in Fund VII as of the Acquisition Date, and as of the Acquisition Date, we had no obligations nor rights to any distributions or profits interests from investments of capital contributed on or prior to the Acquisition Date.
As of September 30, 2024, we have funded capital of $213 to Fund VII and we have not contributed any capital to any of the other funds we manage. The results of these funds are not reflected in our consolidated financial statements and we have accounted for the contribution to Fund VII as an equity method investment.
Pro Forma Financial Information
Unaudited pro forma financial information for the fiscal years ended September 30, 2024 and 2023 is presented below. Pro forma financial information presented does not include adjustments related to the Earnout or to reflect any potential synergies that may be achievable in connection with the Acquisition. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the Acquisition been completed as of October 1, 2022.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2024	2023
Total revenues	$909,231	$1,029,963
Net income	50,489	101,324
Net income attributable to The RMR Group Inc.	22,003	45,383
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
•adjustments to interest expense resulting from the fair value measurement of the mortgage note payable; and
•adjustments to reflect the related transaction costs of $7,302 as if they had occurred as of October 1, 2022.
Rental Property Acquisition
In July 2024, we acquired a 240 unit, garden style apartment community located in Denver, CO, or the Denver Property, for a purchase price of $70,000, excluding $509 in capitalized acquisition costs. This transaction was accounted for as an asset acquisition. Our allocation of the purchase price of this acquisition is based on the relative fair value of the acquired assets and is presented in the following table:

Land	$10,084
Building and improvements	58,032
Acquired leases	2,393
Total consideration	$70,509
Note 5. Loans Held for Investment, Net
As part of our strategic initiative to expand our private capital business, our plan is to amass a small portfolio of loans, financed, in part, through a bank repurchase facility, in a Tremont managed vehicle and bring in third parties to invest in the vehicle. The vehicle would then continue growing by making additional loans.
Generally, these loans are classified as held for investment based upon our intent and ability to hold them until maturity. Loans that are held for investment are carried at cost, net of unamortized loan origination fees, accreted exit fees, unamortized premiums and unaccreted discounts, as applicable, that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are determined to be collateral dependent.
In July 2024, we originated a floating rate first mortgage loan that is secured by a hotel property in Revere, MA for a total commitment of $40,000, which has been fully funded as of September 30, 2024. This loan requires the borrower to pay interest at a rate of the Secured Overnight Financing Rate, or SOFR, plus a premium of 395 basis points per annum and has an initial term of two years with three one year extensions.
In July 2024, we originated a floating rate first mortgage loan that is secured by an industrial property in Wayne, PA for a total commitment of $27,000, of which $17,180 has been funded as of September 30, 2024. This loan requires the borrower to pay interest at the rate of SOFR plus a premium of 425 basis points per annum and has an initial term of three years with two one year extensions.
We deferred origination fees totaling $700, of which $651 remains unamortized as of September 30, 2024. We have also accrued $35 in exit fee receivables which we include in loans held for investment in our consolidated balance sheets.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The table below provides overall statistics for our loan portfolio as of September 30, 2024:

Number of loans	2
Total loan commitments	$67,000
Unfunded loan commitments (1)	$9,820
Principal balance	$57,180
Weighted average coupon rate	9.15%
Weighted average all in yield (2)	10.13%
Weighted average floor	4.34%
Weighted average maximum maturity (years) (3)	4.80
(1)Unfunded loan commitments are primarily used to finance property improvements and leasing capital and are generally funded over the term of the loan.
(2)All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan.
(3)Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
Credit Quality Information
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. As of September 30, 2024, our two loans had an internal risk rating of 3.
We estimate credit losses over a reasonable and supportable forecast period of 12 months, followed by a straight-line reversion period of 12 months back to average historical losses. For the fiscal year ended September 30, 2024, we recorded an allowance for credit losses of $343 related to our then outstanding loans held for investment and increased accounts payable and accrued expenses by $259 related to then unfunded loan commitments.
We have elected to exclude accrued interest receivable from amortized cost and not to measure an allowance for credit losses on accrued interest receivable. Accrued interest receivables are generally written off when payments are 120 days past due. Such amounts, if any, are reversed against interest income and no further interest will be recorded until it is collected. As of September 30, 2024, we recognized $454 in prepaid and other current assets on our consolidated balance sheets related to accrued interest receivable on our loans and no amounts were written off for the fiscal year ended September 30, 2024.
As of September 30, 2024 and November 5, 2024, our borrowers with outstanding loans had paid their debt service obligations owed and due to us.
Note 6. Indebtedness
Secured Financing Facility, Net
In September 2024, we, through our Tremont managed vehicle, entered into a master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement, for a facility with an aggregate maximum capacity of $200,000, or our UBS Master Repurchase Facility, pursuant to which we may sell to UBS, and later repurchase, commercial mortgage loans, which are referred to as purchased assets. Pursuant to the UBS Master Repurchase Agreement, we will pay UBS a non-refundable upfront fee that is equal to 0.60% of the applicable tranche amount on each purchase date.
Loans financed through our UBS Master Repurchase Facility are treated as collateralized financing transactions, unless they meet sales treatment under GAAP. Pursuant to GAAP treatment of collateralized financing transactions, loans financed through our UBS Master Repurchase Facility remain on our consolidated balance sheets as assets and cash received from UBS is recorded on our consolidated balance sheets as liabilities. Interest paid in accordance with our UBS Master Repurchase Facility is recorded as loan investment interest expense on our consolidated income statements.
Under our UBS Master Repurchase Facility, the initial purchase price paid by UBS for each purchased asset is up to 80% of the lesser of the market value of the purchased asset and the unpaid principal balance of such purchased asset, subject to UBS’s approval. Upon the repurchase of a purchased asset, we are required to pay UBS the outstanding purchase price of the

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

purchased asset, accrued interest and all accrued and unpaid expenses of UBS relating to such purchased assets. The pricing rate (or interest rate) relating to a purchased asset is equal to one month SOFR, plus a premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral.
In connection with our UBS Master Repurchase Agreement, we entered into a guaranty, or the UBS Guaranty, which requires us to guarantee 25% of the aggregate repurchase price, and 100% of losses in the event of certain bad acts as well as any costs and expenses of UBS related to our UBS Master Repurchase Agreement. The UBS Guaranty also contains financial covenants, which require us to maintain a minimum tangible net worth, a minimum liquidity and to satisfy a total indebtedness to stockholders' equity ratio. Upon our Tremont managed vehicle meeting certain requirements, including maintaining a minimum tangible net worth of $100,000, we will be released from our obligations under the UBS Guaranty and our Tremont managed vehicle shall be deemed the sole guarantor.
Our UBS Master Repurchase Facility also contains margin maintenance provisions that provide UBS with the right, in certain circumstances related to a credit event, as defined in the UBS Master Repurchase Agreement, to redetermine the value of purchased assets. Where a decline in the value of such purchased assets has resulted in a margin deficit, UBS may require us to eliminate any margin deficit through a combination of purchased asset repurchases and cash transfers to UBS subject to UBS’s approval.
In September 2024, we sold a purchased asset to UBS for $28,770 with an interest rate equal to SOFR plus a premium of 290 basis points secured by a hotel property in Revere, MA. The initial term of the purchased asset is two years with no stated extension option and monthly payments of interest only are due until maturity in July 2026. The carrying value of the underlying loan held for investment that is serving as collateral for this purchased asset is $39,373.
In September 2024, we sold a purchased asset to UBS for $12,885 with an interest rate equal to SOFR plus a premium of 285 basis points secured by an industrial property in Wayne, PA. The initial term of the purchased asset is three years with no stated extension option and monthly payments of interest only are due until maturity in July 2027. The carrying value of the underlying loan held for investment that is serving as collateral for this purchased asset is $16,848.
In connection with the UBS Master Repurchase Agreement, we recognized $561 of deferred financing fees, of which $546 remains unamortized as of September 30, 2024.
As of September 30, 2024, we were in compliance with the covenants and other terms of the agreements that govern our UBS Master Repurchase Facility.
Mortgage Note Payable, Net
In July 2024, we acquired the Denver Property for a purchase price of $70,000, excluding acquisition costs. We financed this purchase with cash on hand and proceeds from a $46,500 mortgage loan with a 5.34% fixed interest rate. This mortgage loan requires monthly payments of interest only until maturity in July 2029. Deferred financing fees incurred in connection with this mortgage financing are amortized over the term of the mortgage agreement and are recorded as a component of interest expense in our consolidated statements of income. Unamortized deferred financing fees totaled $1,351 as of September 30, 2024.
Note 7. Fair Value of Financial Instruments
We determine the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes observable inputs in active markets when measuring fair value. The three levels of inputs that may be used to measure fair value in order of priority are as follows:
Level 1 — Inputs include quoted prices in active markets for identical assets or liabilities that we have the ability to access.
Level 2 — Inputs include quoted prices in markets that are less active or inactive or for which all significant inputs are observable, either directly or indirectly.
Level 3 — Inputs include unobservable prices and are supported by little or no market activity and are significant to the overall fair value measurement.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

As of September 30, 2024 and 2023, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
We estimate the fair value of our fixed rate mortgage note payable, loans held for investment and outstanding principal balances under our UBS Master Repurchase Facility using significant observable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.
The table below provides information regarding these financial instruments not carried at fair value in our consolidated balance sheet as of September 30, 2024:

	As of September 30, 2024		As of September 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans held for investment	$56,221	$57,365	$—	$—
Secured financing facility	41,109	41,793	—	—
Mortgage note payable	45,149	46,520	—	—
On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices. ASC 820, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities, or Level 1, the lowest priority to unobservable inputs, or Level 3, and significant other observable inputs, or Level 2. A financial asset’s or financial liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The following tables present our assets and liabilities that have been measured at fair value on a recurring basis:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$14,339	$14,339	$—	$—
Equity method investment in SEVN	23,520	23,520	—	—
Employer compensation liability related to share based payment awards	14,339	14,339	—	—
Earnout liability	11,958	—	—	11,958

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$10,695	$10,695	$—	$—
Equity method investment in SEVN	18,651	18,651	—	—
Employer compensation liability related to share based payment awards	10,695	10,695	—	—
The following table presents additional information about the valuation techniques and significant unobservable inputs for financial assets and liabilities that are measured at fair value and categorized within Level 3 as of September 30, 2024:

	Fair Value	Valuation Technique	Unobservable Input	Range
Earnout liability	$11,958	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	5.53%

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The table below presents a summary of the changes in fair value for our Earnout liability measured on a recurring basis:

Fiscal Year Ended
September 30, 2024
Beginning balance	$—
Acquisition of MPC Partnership Holdings LLC	14,547
Changes in fair value for our Earnout liability measured on a recurring basis	(2,589)
Ending balance	$11,958
Note 8. Related Person Transactions
Adam D. Portnoy, Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of our controlling shareholder, ABP Trust. RMR Inc.’s executive officers serve as trustees or directors of certain companies to which we provide management services. For more information regarding these relationships, please see our proxy statement for our 2024 annual meeting of shareholders.
The Managed Equity REITs and SEVN have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. The officers of the Managed Equity REITs are officers or employees of RMR LLC. All the officers, overhead and required office space of SEVN are provided or arranged by Tremont. All of SEVN’s officers are officers or employees of Tremont or RMR LLC. One of the executive officers of AlerisLife and one of the executive officers of Sonesta are officers or employees of RMR LLC. Our executive officers are also managing trustees of certain of the Perpetual Capital clients.
Additional information about our related person transactions appears in Note 9, Shareholders’ Equity.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Revenues from Related Parties
For the fiscal years ended September 30, 2024, 2023 and 2022, we recognized revenues from related parties as set forth in the following tables:

	Fiscal Year Ended September 30, 2024
	Total
	Management and	% of	Total	% of		% of
	Advisory Services	Total	Reimbursable	Total	Total	Total
	Revenues	Revenues	Costs	Revenues	Revenues	Revenues
Perpetual Capital:
DHC	$24,516	12.6%	$127,119	18.1%	$151,635	16.9%
ILPT	36,704	18.9%	35,768	5.1%	72,472	8.1%
OPI	29,903	15.5%	212,054	30.3%	241,957	27.0%
SVC	43,759	22.6%	236,760	33.8%	280,519	31.3%
Total Managed Equity REITs	134,882	69.6%	611,701	87.3%	746,583	83.3%
SEVN	5,766	3.0%	6,064	0.9%	11,830	1.3%
	140,648	72.6%	617,765	88.2%	758,413	84.6%

Private Capital:
AlerisLife	5,632	2.9%	—	—%	5,632	0.6%
Sonesta	9,362	4.8%	—	—%	9,362	1.0%
RMR Residential	16,936	8.7%	23,369	3.3%	40,305	4.5%
Other private entities	21,342	11.0%	59,642	8.5%	80,984	9.0%
	53,272	27.4%	83,011	11.8%	136,283	15.1%

Total revenues from related parties	193,920	100.0%	700,776	100.0%	894,696	99.7%
Income from loan investments, net	—	—%	—	—%	1,313	0.1%
Rental property revenues	—	—%	—	—%	1,604	0.2%
Total revenues from unrelated parties	—	—%	—	—%	2,917	0.3%
Total revenues	$193,920	100.0%	$700,776	100.0%	$897,613	100.0%

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2023
	Total
	Management and	% of	Total	% of		% of
	Advisory	Total	Reimbursable	Total	Total	Total
	Services Revenues	Revenues	Costs	Revenues	Revenues	Revenues
Perpetual Capital:
DHC	$23,675	10.0%	$156,224	21.4%	$179,899	18.7%
ILPT	36,834	15.5%	40,438	5.6%	77,272	8.0%
OPI	38,163	16.2%	334,208	46.0%	372,371	38.7%
SVC	40,543	17.2%	117,421	16.2%	157,964	16.5%
Total Managed Equity REITs	139,215	58.9%	648,291	89.2%	787,506	81.9%
SEVN	5,188	2.2%	4,865	0.7%	10,053	1.0%
TA(1)	55,214	23.4%	3,476	0.5%	58,690	6.1%
	199,617	84.5%	656,632	90.4%	856,249	89.0%

Private Capital:
AlerisLife (2)	5,414	2.3%	97	—%	5,511	0.6%
Sonesta	9,471	4.0%	544	0.1%	10,015	1.0%
Other private entities	21,531	9.1%	68,879	9.5%	90,410	9.4%
	36,416	15.4%	69,520	9.6%	105,936	11.0%

Total revenues from related parties	236,033	99.9%	726,152	100.0%	962,185	100.0%
Revenues from unrelated parties	131	0.1%	—	—%	131	—%
Total revenues	$236,164	100.0%	$726,152	100.0%	$962,316	100.0%
(1)On May 15, 2023, BP acquired TA and TA terminated its management agreement with us. In connection with the termination of TA’s management agreement, we received the applicable termination fee of $45,282 during the fiscal year ended September 30, 2023.
(2)On March 30, 2023, AlerisLife merged with and into a subsidiary of ABP Trust and ceased to be a public company. As a result, the amounts due with respect to AlerisLife are characterized as Private Capital for the period presented.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2022
	Total
	Management and	% of	Total	% of		% of
	Advisory	Total	Reimbursable	Total	Total	Total
	Services Revenues	Revenues	Costs	Revenues	Revenues	Revenues
Perpetual Capital: (1)
DHC	$30,343	15.2%	$157,770	24.9%	$188,113	22.6%
ILPT	31,354	15.6%	33,593	5.4%	64,947	7.8%
OPI	42,204	21.1%	308,139	48.7%	350,343	42.1%
SVC	44,193	22.1%	67,844	10.7%	112,037	13.5%
Total Managed Equity REITs	148,094	74.0%	567,346	89.7%	715,440	86.0%
SEVN	4,530	2.3%	5,692	0.9%	10,222	1.2%
TA	15,926	8.0%	2,060	0.3%	17,986	2.2%
	168,550	84.3%	575,098	90.9%	743,648	89.4%

Private Capital: (1)
AlerisLife	4,908	2.5%	309	—%	5,217	0.6%
Sonesta	8,726	4.4%	396	0.1%	9,122	1.1%
Other private entities	17,697	8.8%	56,720	9.0%	74,417	8.9%
	31,331	15.7%	57,425	9.1%	88,756	10.6%

Total revenues from related parties	199,881	100.0%	632,523	100.0%	832,404	100.0%
Revenues from unrelated parties	99	—%	—	—%	99	—%
Total revenues	$199,980	100.0%	$632,523	100.0%	$832,503	100.0%
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table presents amounts due from related parties as of the dates indicated:

	September 30,
	2024			2023
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$6,307	$11,358	$17,665	$5,953	$13,434	$19,387
ILPT	4,244	7,968	12,212	4,597	5,869	10,466
OPI	5,877	20,132	26,009	7,427	51,912	59,339
SVC	5,470	8,591	14,061	5,528	8,423	13,951
Total Managed Equity REITs	21,898	48,049	69,947	23,505	79,638	103,143
SEVN	2,551	2,601	5,152	1,663	1,921	3,584
	24,449	50,650	75,099	25,168	81,559	106,727

Private Capital:
AlerisLife	570	—	570	74	—	74
Sonesta	82	—	82	89	—	89
RMR Residential	9,587	—	9,587	—	—	—
Other private entities	3,909	54,133	58,042	4,634	7,060	11,694
	14,148	54,133	68,281	4,797	7,060	11,857
	$38,597	$104,783	$143,380	$29,965	$88,619	$118,584
Leases
As of September 30, 2024, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. During the fiscal years ended September 30, 2024, 2023 and 2022, we incurred rental expense under related party leases aggregating $5,552, $5,329 and $5,859, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated. For additional information regarding these leases, see Note 13, Leases.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. Accordingly, we made payments of $2,366, $2,355 and $2,209 to ABP Trust during the fiscal years ended September 30, 2024, 2023 and 2022, respectively. As of September 30, 2024, our consolidated balance sheet reflects a liability related to the tax receivable agreement of $20,863, including $2,421 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2025.
Pursuant to the RMR LLC operating agreement, for the fiscal years ended September 30, 2024, 2023 and 2022, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $27,796, $65,486 and $30,281, respectively, of which $14,799, $34,541 and $15,940, respectively, was distributed to us and $12,997, $30,945 and $14,341, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage at the time of distribution. The amounts distributed to us were eliminated in our consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We use funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.

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
Separation Arrangements
We enter into retirement agreements with certain of our former executive officers. Pursuant to these agreements, we make various cash payments and accelerate the vesting of unvested shares of RMR Inc. previously awarded to these retiring officers. We also enter into separation arrangements from time to time with executive and non-executive officers and employees of ours. All costs associated with separation arrangements, for which there remain no substantive performance obligations, are recorded in our consolidated statements of income as separation costs.
For the fiscal year ended September 30, 2024, 2023 and 2022, we recognized separation costs of $6,297, $2,002, and $1,315 respectively, including equity based separation costs of $632, $482 and $163, respectively, and cash separation costs of $5,665, $1,520, and $1,152, respectively.
Note 9. Shareholders’ Equity
Common Shares
Class A Common Shares—Class A Common Shares entitle holders to one vote for each share held of record on all matters submitted to a vote of shareholders.
Class B-1 Common Shares—ABP Trust owns 1,000,000 Class B-1 Common Shares that entitle the holder to ten votes for each share on all matters submitted to a vote of shareholders. Each Class B-1 Common Share may, at the option of its holder, be converted into a Class A Common Share, on a one for one basis.
Class B-2 Common Shares—ABP Trust owns 15,000,000 Class B-2 Common Shares, which are paired with the 15,000,000 RMR LLC Class A Units and have no independent economic interest in RMR Inc. The Class A Units may, at the option of the holder, be redeemed for Class A Common Shares on a one to one basis and, upon such redemption, our Class B-2 Common Shares that are paired with the Class A Units are automatically canceled. RMR Inc. has the option to settle the redemption in cash. Each Class B-2 Common Share entitles the holder to ten votes per share, and, accordingly, the issuance of additional Class B-2 Common Shares would have a significant dilutive effect on the voting power of the then current holders of our Class A Common Shares.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Issuances and Repurchases
We award our Class A Common Shares to our officers and employees under the Amended and Restated 2016 Omnibus Equity Plan, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. During the fiscal years ended September 30, 2024, 2023 and 2022, we awarded to our Managing Directors, in their capacities as our officers and employees, and to certain of our other officers and employees, an aggregate of 181,727, 121,200 and 125,700, respectively, of our Class A Common Shares. We also awarded to each of our Managing Directors and Independent Directors, 4,219 of our Class A Common Shares during the fiscal year ended September 30, 2024 and 3,000 of our Class A Common Shares during each of the fiscal years ended September 30, 2023 and 2022, as part of his or her annual compensation for serving as a Director.
The Class A Common Shares awarded to our Independent Directors and Managing Directors, in their capacities as Directors, vest immediately and are included in general and administrative expense in our consolidated statements of income. The Class A Common Shares awarded to our Managing Directors, in their capacities as our officers and employees, and to our other officers and employees vest in five equal, consecutive, annual installments beginning on the date of the award and are included in equity based compensation expense in our consolidated statements of income. During the fiscal years ended September 30, 2024, 2023 and 2022, we recorded general and administrative expenses of $600, $464 and $547, respectively, and equity based compensation expenses of $2,705, $2,662 and $3,064, respectively, related to awards we made under the 2016 Plan.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations for those eligible to do so. The repurchase price is based on the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq. The aggregate value of Class A Common Shares repurchased during the fiscal years ended September 30, 2024, 2023 and 2022, was $1,136, $734 and $547, respectively, which is recorded as a decrease to additional paid in capital included in shareholders’ equity in our consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
A summary of shares awarded and vested, including shares withheld, repurchased or forfeited, under the terms of the 2016 Plan for the fiscal years ended September 30, 2024, 2023 and 2022 is as follows:

	2024		2023		2022
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Award Date	of	Award Date	of	Award Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	204,620	$26.90	202,740	$30.14	160,310	$37.36
Shares awarded	181,727	$24.38	139,200	$24.92	143,700	$26.82
Vested shares withheld and repurchased	(45,489)	$24.98	(29,628)	$24.76	(20,911)	$26.15
Shares vested	(105,292)	$24.66	(104,012)	$24.82	(78,449)	$26.85
Shares forfeited	(2,220)	$24.41	(3,680)	$25.40	(1,910)	$28.96
Unvested shares, end of year	233,346	$25.31	204,620	$26.90	202,740	$30.14
The 233,346 unvested shares as of September 30, 2024 are scheduled to vest as follows: 80,932 shares in 2025, 69,291 shares in 2026, 51,892 shares in 2027 and 31,231 shares in 2028. As of September 30, 2024, the estimated future compensation expense for the unvested shares was $5,905 based on the award date fair value of these shares. The weighted average period over which this compensation expense will be recorded is approximately 26 months.
As of September 30, 2024, 103,975 of our Class A Common Shares remained available for award under the 2016 Plan.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Distributions
During the fiscal years ended September 30, 2024, 2023 and 2022, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Fiscal Year Ended September 30, 2024
10/12/2023	10/23/2023	11/16/2023	$0.40	$6,684
1/11/2024	1/22/2024	2/15/2024	0.40	6,684
4/11/2024	4/22/2024	5/16/2024	0.45	7,529
7/11/2024	7/22/2024	8/15/2024	0.45	7,526
			$1.70	$28,423
Fiscal Year Ended September 30, 2023
10/13/2022	10/24/2022	11/17/2022	$0.40	$6,642
1/12/2023	1/23/2023	2/16/2023	0.40	6,641
4/13/2023	4/24/2023	5/18/2023	0.40	6,648
7/13/2023	7/24/2023	8/17/2023	0.40	6,645
			$1.60	$26,576
Fiscal Year Ended September 30, 2022
10/14/2021	10/25/2021	11/18/2021	$0.38	$6,264
1/13/2022	1/24/2022	2/17/2022	0.38	6,265
4/14/2022	4/25/2022	5/19/2022	0.40	6,601
7/14/2022	7/25/2022	8/18/2022	0.40	6,600
			$1.56	$25,730

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Fiscal Year Ended September 30, 2024
10/12/2023	10/23/2023	11/16/2023	$0.32	$10,148	$5,348	$4,800
1/11/2024	1/22/2024	2/15/2024	0.32	10,147	5,347	4,800
4/11/2024	4/22/2024	5/16/2024	0.32	10,154	5,354	4,800
7/11/2024	7/22/2024	8/15/2024	0.32	10,152	5,352	4,800
			$1.28	$40,601	$21,401	$19,200
Fiscal Year Ended September 30, 2023
10/13/2022	10/24/2022	11/17/2022	$0.32	$10,114	$5,314	$4,800
1/12/2023	1/23/2023	2/16/2023	0.32	10,113	5,313	4,800
4/13/2023	4/24/2023	5/18/2023	0.32	10,118	5,318	4,800
7/13/2023	7/24/2023	8/17/2023	0.32	10,116	5,316	4,800
			$1.28	$40,461	$21,261	$19,200
Fiscal Year Ended September 30, 2022
10/14/2021	10/25/2021	11/18/2021	$0.30	$9,446	$4,946	$4,500
1/13/2022	1/24/2022	2/17/2022	0.30	9,446	4,946	4,500
4/14/2022	4/25/2022	5/19/2022	0.32	10,080	5,280	4,800
7/14/2022	7/25/2022	8/18/2022	0.32	10,080	5,280	4,800
			$1.24	$39,052	$20,452	$18,600
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On October 16, 2024, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 28, 2024, in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,581. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,191, of which $5,391 will be distributed to us based on our aggregate ownership of 16,846,025 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about November 14, 2024.
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
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis or, upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, the assumed redemption would have on earnings per share, we considered net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the fiscal years ended September 30, 2024 and 2023, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive. For the fiscal year ended September 30, 2022, the assumed redemption is dilutive to earnings per share.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The calculation of basic and diluted earnings per share for the fiscal years ended September 30, 2024, 2023 and 2022, is as follows (amounts in thousands, except per share amounts):

	Fiscal Year Ended September 30,
	2024	2023	2022
Numerators:
Net income attributable to The RMR Group Inc.	$23,130	$57,147	$34,004
Less: income attributable to unvested participating securities	(323)	(651)	(329)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	22,807	56,496	33,675
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	—	—	329
Add back: net income attributable to noncontrolling interest	—	—	43,464
Add back: income tax expense	—	—	13,233
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (1)	—	—	(26,732)
Net income used in calculating diluted EPS	$22,807	$56,496	$63,969

Denominators:
Common shares outstanding	16,846	16,712	16,606
Less: unvested participating securities and incremental impact of weighted average	(314)	(286)	(268)
Weighted average common shares outstanding - basic	16,532	16,426	16,338
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	—	—	15,000
Add: incremental unvested shares	—	—	10
Weighted average common shares outstanding - diluted	16,532	16,426	31,348

Net income attributable to The RMR Group Inc. per common share - basic	$1.38	$3.44	$2.06
Net income attributable to The RMR Group Inc. per common share - diluted	$1.38	$3.44	$2.04
(1)Income tax expense assumes the hypothetical conversion of the noncontrolling interest, which results in an estimated tax rate of 29.5% for the fiscal year ended September 30, 2022.
Note 11. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the fiscal years ended September 30, 2024, 2023 and 2022, is calculated as follows:

	Fiscal Year Ended September 30,
	2024	2023	2022
Income before income tax expense	$64,448	$149,539	$90,701
RMR Inc. franchise tax expense and interest income	(885)	(755)	568
Net income before noncontrolling interest	63,563	148,784	91,269
Net income attributable to noncontrolling interest in The RMR Group LLC	(30,039)	(70,624)	(43,464)
Net loss attributable to noncontrolling interest in consolidated entity	40	—	—
Net income attributable to RMR Inc. before income tax expense	33,564	78,160	47,805
Income tax expense attributable to RMR Inc.	(11,319)	(21,768)	(13,233)
RMR Inc. franchise tax expense and interest income	885	755	(568)
Net income attributable to RMR Inc.	$23,130	$57,147	$34,004

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 12. Employee Benefits
We have established a defined contribution savings plan for eligible employees under the provisions of U.S. Internal Revenue Code Section 401(k) whereby we contribute 100.0% of the first 3.0% and 50.0% of the next 2.0% of an employee’s cash compensation contributed to the plan up to stated maximums. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Employees’ contributions and our related matching contributions are fully vested when made. Our plan contributions and expenses for the fiscal years ended September 30, 2024, 2023 and 2022, were $3,390, $2,992 and $2,726, respectively.
Note 13. Leases
We enter into operating leases, as the lessee, for office space and vehicles and determine if an arrangement is a lease at inception of the arrangement. Operating lease liabilities and right of use assets are recognized on our consolidated balance sheet for leases with an initial term greater than 12 months based on the present value of the future minimum lease payments over the lease term using our estimated incremental borrowing rate. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term. When additional payments are based on usage or vary based on other factors, they are expensed when incurred as variable lease expense. Certain leases include lease and non-lease components, which we account for as a single lease component. Minimum lease payments for leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. As of September 30, 2024, we had 60 leases that expire at various dates through 2031, with a weighted average remaining lease term of 5.0 years and a weighted average discount rate of 3.9%.
For the fiscal years ended September 30, 2024, 2023 and 2022, the components of operating lease costs were as follows:

	Fiscal Year Ended September 30,
	2024	2023	2022
Fixed rent expense (1)	$6,636	$6,272	$6,144
Variable lease payments	1,158	907	1,001
Total cash portion of rent expense	7,794	7,179	7,145
Non-cash straight line rent expense	(380)	(345)	(352)
Total operating lease costs	$7,414	$6,834	$6,793
(1)Includes expense for leases with an initial term of 12 months or less of $5, $76 and $83 for the fiscal years ended September 30, 2024, 2023 and 2022, respectively.
The following table presents the undiscounted cash flows on an annual fiscal year basis for our operating lease liabilities as of September 30, 2024:

Fiscal Year	Amount
2025	$6,907
2026	6,293
2027	5,866
2028	4,943
2029	4,111
Thereafter	2,716
Total lease payments (1)	30,836
Less: imputed interest (1)	(2,783)
Present value of operating lease liabilities	28,053
Less: current portion of operating lease liabilities	(5,906)
Operating lease liabilities, net of current portion	$22,147
(1)     Excludes $291 of lease payments for signed leases that have not yet commenced.
As of September 30, 2024, $21,283 of total lease payments and $1,841 of imputed interest are for our principal executive offices, which are leased from an affiliate of ABP Trust pursuant to a lease agreement that expires in 2030.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RMR GROUP INC.
By:	/s/ Adam D. Portnoy
Adam D. Portnoy
Managing Director, President and Chief Executive Officer
Dated:	November 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam D. Portnoy	Managing Director, President and Chief Executive Officer	November 12, 2024
Adam D. Portnoy	(principal executive officer)

/s/ Matthew P. Jordan	Executive Vice President, Chief Financial Officer and Treasurer	November 12, 2024
Matthew P. Jordan	(principal financial officer and principal accounting officer)

/s/ Jennifer B. Clark	Managing Director, Executive Vice President, General Counsel	November 12, 2024
Jennifer B. Clark	and Secretary

/s/ Ann Logan	Independent Director	November 12, 2024
Ann Logan

/s/ Rosen Plevneliev	Independent Director	November 12, 2024
Rosen Plevneliev

/s/ Jonathan Veitch	Independent Director	November 12, 2024
Jonathan Veitch

/s/ Walter C. Watkins, Jr.	Independent Director	November 12, 2024
Walter C. Watkins, Jr.