Form 10-Q
period 2024-12-31
RMR GROUP INC.
filed 2025-02-05
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of February 3, 2025, there were 15,844,688 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

December 31, 2024

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	December 31,	September 30,
	2024	2024
Assets
Cash and cash equivalents held by The RMR Group Inc.	$24,398	$23,189
Cash and cash equivalents held by The RMR Group LLC	123,182	118,410
Due from related parties	121,440	134,030
Prepaid and other current assets	13,369	9,789
Assets held for sale	8,656	8,700
Total current assets	291,045	294,118
Loans held for investment, net of allowance for credit losses of $194 and $343, respectively	57,887	56,221
Property and equipment, net of accumulated depreciation of $4,318 and $3,447, respectively	76,757	76,433
Due from related parties, net of current portion	6,155	9,350
Investments	26,454	23,733
Goodwill	71,761	71,761
Intangible assets, net of accumulated amortization of $4,506 and $3,719, respectively	19,168	20,299
Operating lease right of use assets	25,450	27,353
Deferred tax asset	14,346	15,163
Other assets, net of accumulated amortization of $90,094 and $87,740, respectively	103,709	106,063
Total assets	$692,732	$700,494

Liabilities and Equity
Reimbursable accounts payable and accrued expenses	$79,383	$90,444
Accounts payable and accrued expenses	41,324	31,599
Current portion of Earnout liability	1,501	517
Operating lease liabilities	5,658	5,906
Liabilities held for sale	4,880	4,973
Total current liabilities	132,746	133,439
Operating lease liabilities, net of current portion	20,352	22,147
Amounts due pursuant to tax receivable agreement, net of current portion	18,442	18,442
Employer compensation liability, net of current portion	6,155	9,350
Earnout liability, net of current portion	7,047	11,441
Secured financing facility, net	41,027	41,109
Mortgage note payable	45,219	45,149
Total liabilities	270,988	281,077

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 31,950,000 shares authorized; 15,844,688 and 15,846,025 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	119,361	118,811
Retained earnings	442,606	436,226
Cumulative common distributions	(325,076)	(317,495)
Total shareholders’ equity	236,923	237,574
Noncontrolling interest in The RMR Group LLC	181,475	181,439
Noncontrolling interest in consolidated entities	3,346	404
Total noncontrolling interests	184,821	181,843
Total equity	421,744	419,417
Total liabilities and equity	$692,732	$700,494
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	December 31,
	2024	2023
Revenues:
Management services	$46,183	$45,094
Incentive fees	68	299
Advisory services	1,141	1,125
Total management, incentive and advisory services revenues	47,392	46,518
Income from loan investments, net	546	—
Rental property revenues	1,622	26
Reimbursable compensation and benefits	21,790	16,828
Reimbursable equity based compensation	(430)	2,327
Other reimbursable expenses	148,556	195,998
Total reimbursable costs	169,916	215,153
Total revenues	219,476	261,697
Expenses:
Compensation and benefits	42,562	34,772
Equity based compensation	126	2,829
Separation costs	—	3,544
Total compensation and benefits expense	42,688	41,145
General and administrative	11,284	9,514
Other reimbursable expenses	148,556	195,998
Rental property expenses	426	12
Transaction and acquisition related costs	787	3,987
Depreciation and amortization	2,347	423
Total expenses	206,088	251,079
Operating income	13,388	10,618
Change in fair value of Earnout liability	3,410	—
Interest income	1,556	3,508
Interest expense	(699)	(11)
(Loss) gain on investments	(1,071)	4,049
Income before income tax expense	16,584	18,164
Income tax expense	(2,476)	(2,638)
Net income	14,108	15,526
Net income attributable to noncontrolling interest in The RMR Group LLC	(7,722)	(8,531)
Net (income) loss attributable to noncontrolling interest in consolidated entities	(6)	2
Net income attributable to The RMR Group Inc.	$6,380	$6,997

Weighted average common shares outstanding - basic	16,613	16,508
Weighted average common shares outstanding - diluted	16,613	31,512

Net income attributable to The RMR Group Inc. per common share - basic	$0.38	$0.42
Net income attributable to The RMR Group Inc. per common share - diluted	$0.38	$0.41
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

								Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Consolidated Entities	Total Equity
Balance at September 30, 2024	$16	$1	$15	$118,811	$436,226	$(317,495)	$237,574	$181,439	$404	$419,417
Share awards, net	—	—	—	550	—	—	550	—	—	550
Net income	—	—	—	—	6,380	—	6,380	7,722	6	14,108
Tax distributions to member	—	—	—	—	—	—	—	(2,886)	—	(2,886)
Common share distributions	—	—	—	—	—	(7,581)	(7,581)	(4,800)	—	(12,381)
Consolidation of investments	—	—	—	—	—	—	—	—	2,936	2,936
Balance at December 31, 2024	$16	$1	$15	$119,361	$442,606	$(325,076)	$236,923	$181,475	$3,346	$421,744

Balance at September 30, 2023	$16	$1	$15	$116,010	$413,096	$(289,072)	$240,066	$183,597	$—	$423,663
Share awards, net	—	—	—	588	—	—	588	—	—	588
Net income	—	—	—	—	6,997	—	6,997	8,531	(2)	15,526
Tax distributions to member	—	—	—	—	—	—	—	(4,102)	—	(4,102)
Common share distributions	—	—	—	—	—	(6,684)	(6,684)	(4,800)	—	(11,484)
Acquisition of MPC Partnership Holdings LLC	—	—	—	—	—	—	—	—	444	444
Balance at December 31, 2023	$16	$1	$15	$116,598	$420,093	$(295,756)	$240,967	$183,226	$442	$424,635
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$14,108	$15,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,347	423
Straight line rent, net	(140)	(89)
Amortization expense related to other assets	2,354	2,354
Reversal of credit losses	(72)	—
Provision for deferred income taxes	817	864
Change in fair value of Earnout liability	(3,410)	—
Operating expenses paid in The RMR Group Inc. common shares	556	600
Distributions from investments	598	598
Loss (gain) on investments	1,071	(4,049)
Changes in assets and liabilities:
Due from related parties	10,420	4,491
Prepaid and other current assets	(3,525)	(901)
Reimbursable accounts payable and accrued expenses	(11,061)	(215)
Accounts payable and accrued expenses	10,966	10,329
Net cash provided by operating activities	25,029	29,931

Cash Flows from Investing Activities:
Acquisition of MPC Partnership Holdings LLC, net of cash acquired	—	(78,771)
Funding of loans held for investment	(1,400)	—
Purchase of property and equipment	(1,469)	(1,123)
Investment in Fund VII	(768)	—
Net cash used in investing activities	(3,637)	(79,894)

Cash Flows from Financing Activities:
Payment of deferred financing fees	(138)	—
Distributions to noncontrolling interests	(7,686)	(8,902)
Distributions to common shareholders	(7,581)	(6,684)
Repurchase of common shares	(6)	(12)
Net cash used in financing activities	(15,411)	(15,598)

Increase (decrease) in cash and cash equivalents	5,981	(65,561)
Cash and cash equivalents at beginning of period	141,599	267,989
Cash and cash equivalents at end of period	$147,580	$202,428

Supplemental Disclosures:
Income taxes paid	$8	$220
Interest paid	$1,428	$—

Non-cash investing and financing activities:
Recognition of right of use assets and related lease liabilities	$70	$2,652
Recognition of Earnout liability	$—	$14,547
Write-off of fully depreciated property and equipment	$350	$393
Write-off of fully amortized intangible assets	$339	$—
Assumption of mortgage note payable	$—	$5,429
Property and equipment accrued, not paid	$87	$—

RMR Group Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(dollars in thousands)
(unaudited)
Supplemental Reconciliation of Cash and Cash Equivalents:
The following table provides a reconciliation of cash and cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	December 31,
	2024	2023
Cash and cash equivalents held by The RMR Group Inc.	$24,398	$30,257
Cash and cash equivalents held by The RMR Group LLC	123,182	172,171
Total cash and cash equivalents shown in the condensed consolidated statements of cash flows	$147,580	$202,428
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
As of December 31, 2024, RMR Inc. owned 15,844,688 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.9% of the economic interest of RMR LLC as of December 31, 2024. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.1% of the economic interest of RMR LLC as of December 31, 2024, which is presented as noncontrolling interest in the RMR Group LLC within the condensed consolidated financial statements. Adam D. Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
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
RMR LLC’s wholly owned subsidiary, Tremont Realty Capital LLC, or Tremont, an investment adviser registered with the Securities and Exchange Commission, or SEC, provides advisory services for Seven Hills Realty Trust, or SEVN. SEVN is a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont may also act as a transaction broker for non-investment advisory clients for negotiated fees, which we refer to as the Tremont business. The Managed Equity REITs and SEVN are collectively referred to as the Perpetual Capital clients.
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
RMR LLC provides management services through certain of its subsidiaries to multiple private funds and the underlying residential real estate assets of the funds, as well as property management services to third party owners. The residential real estate we manage through these subsidiaries are presented as RMR Residential in these condensed consolidated financial statements.
In addition, RMR LLC provides management services to other private capital vehicles including ABP Trust and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. These other private clients, along with AlerisLife, Sonesta and clients of RMR Residential are collectively referred to as the Private Capital clients.
Note 2. Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, or our 2024 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
In the opinion of management, all adjustments considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Certain prior period amounts have been reclassified to conform with current period presentation. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Recent Accounting Pronouncements
Segments. On November 27, 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the CODM and included in each reported measure of segment profit or loss; ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification, or ASC, 280, Segment Reporting, or ASC 280, in interim periods; and iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. Public entities with a single reportable segment must apply all the disclosure requirements of ASU No. 2023-07, as well as all the existing segment disclosures under ASC 280. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact ASU No. 2023-07 will have on our condensed consolidated financial statements and disclosures.
Income Taxes. On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance its annual income tax disclosures by requiring: i) consistent categories and greater disaggregation of information in the rate reconciliation, and ii) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 should be applied prospectively but entities have the option to apply it retrospectively to all prior periods presented in the financial statements. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU No. 2023-09 will have on our condensed consolidated financial statements and disclosures.
Note 3. Acquisition of MPC Partnership Holdings LLC
On December 19, 2023, or the Acquisition Date, RMR LLC acquired all of the issued and outstanding equity interests of MPC Partnership Holdings LLC, or MPC (now doing business as RMR Residential), or the Acquisition. The Acquisition was accounted for as a business combination under the FASB ASC Topic 805, Business Combinations. The purchase price of $99,021 was allocated to the assets acquired and liabilities assumed based on estimates of fair values as of the Acquisition Date. As of December 31, 2024, we have completed the purchase price allocation for the Acquisition with no material adjustments from those disclosed within our 2024 Annual Report on Form 10-K.
As part of the Acquisition, we acquired a 90.0% economic ownership interest in 260 Woodstock Investor, LLC, a mixed-use apartment complex located in Woodstock, GA, or the Woodstock Property. As of December 31, 2024, the aggregate carrying value of the Woodstock Property is presented in assets held for sale and liabilities held for sale in our condensed consolidated balance sheets. In January 2025, we sold the Woodstock Property for a sales price of $9,800, excluding closing costs.

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
We earned aggregate base business management fees from the Managed Equity REITs of $20,399 and $21,550 for the three months ended December 31, 2024 and 2023, respectively.
Incentive Business Management Fees — We may also earn annual incentive business management fees from the Managed Equity REITs under the business management agreements. The incentive business management fees, which are payable in cash, are contingent performance based fees recognized only when earned at the end of each respective measurement period. Incentive business management fees are excluded from the transaction price until it becomes probable that there will not be a significant reversal of cumulative revenue recognized.
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
We did not earn incentive business management fees from the Managed Equity REITs for calendar years 2024 and 2023.
Other Management Agreements
We earn management fees by providing continuous services pursuant to the management agreements with ABP Trust regarding AlerisLife and with Sonesta; equal to 0.6% of: (i) in the case of AlerisLife, AlerisLife’s revenues from all sources reportable under GAAP, less any revenues reportable by AlerisLife with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, payable in cash monthly in arrears; and (ii) in the case of Sonesta, Sonesta’s estimated revenues from all sources reportable under GAAP, less any estimated revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the estimated gross revenues at those hotels determined in accordance with GAAP, payable in cash monthly in advance.
We also earn management fees from certain other Private Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable in cash monthly in arrears.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
We earned aggregate base business management fees from the Private Capital clients of $6,807 and $6,682 for the three months ended December 31, 2024 and 2023, respectively.
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
For the three months ended December 31, 2024 and 2023, we earned aggregate property management fees of $18,977 and $16,862, respectively, including construction supervision fees of $3,829 and $5,271, respectively.
Management Agreements with Advisory Clients
Tremont is primarily compensated pursuant to its management agreement with SEVN at an annual rate of 1.5% of equity, as defined in the applicable agreement. Tremont may also earn an incentive fee under its management agreement with SEVN equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero. The incentive fee may not be less than zero. Tremont earned incentive fees from SEVN of $68 and $299 for the three months ended December 31, 2024 and 2023, respectively.
We earned advisory services revenue of $1,141 and $1,125 for the three months ended December 31, 2024 and 2023, respectively.
Other Revenues
Interest income related to our commercial real estate mortgage loans is generally accrued based on the coupon rates applied to the outstanding principal balance of such loans. Fees, premiums and discounts, if any, will be amortized or accreted into interest income over the remaining lives of the loans using the effective interest method, as adjusted for any prepayments. Revenues from our rental of residential property is recognized on a straight line basis over the underlying lease term.
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
During the three months ended December 31, 2024, we funded an additional $1,400 to the borrower of our floating rate first mortgage loan secured by an industrial property in Wayne, PA.
During the three months ended December 31, 2024, we amortized an aggregate $117 in deferred origination fees and exit fees. As of December 31, 2024 and September 30, 2024, deferred origination fees of $582 and $651, respectively, remain unamortized and we accrued $83 and $35, respectively, in exit fee receivables, which we include in loans held for investment in our condensed consolidated balance sheets.
The table below provides overall statistics for our loan portfolio as of December 31, 2024 and September 30, 2024:

	December 31, 2024	September 30, 2024
Number of loans	2	2
Total loan commitments	$67,000	$67,000
Unfunded loan commitments (1)	$8,420	$9,820
Principal balance	$58,580	$57,180
Weighted average coupon rate	8.52%	9.15%
Weighted average all in yield (2)	9.47%	10.13%
Weighted average floor	4.34%	4.34%
Weighted average maximum maturity (years) (3)	4.52	4.80
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
Credit Quality Information
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. As of December 31, 2024, our two loans had an internal risk rating of 3. See our 2024 Annual Report on Form 10-K for more information regarding our loan risk ratings.
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
We estimate credit losses over a reasonable and supportable forecast period of 12 months, followed by a straight-line reversion period of 12 months back to average historical losses. As of December 31, 2024 and September 30, 2024, we recorded an allowance for credit losses of $194 and $343, respectively, related to our then outstanding loans held for investment and increased accounts payable and accrued expenses by $336 and $259, respectively, related to then unfunded loan commitments.
We have elected to exclude accrued interest receivable from amortized cost and not to measure an allowance for credit losses on accrued interest receivable. Accrued interest receivables are generally written off when payments are 120 days past due. Such amounts, if any, are reversed against interest income and no further interest will be recorded until it is collected. As of December 31, 2024, we recognized $431 in prepaid and other current assets on our condensed consolidated balance sheets related to accrued interest receivable on our loans and no amounts were written off for the three months ended December 31, 2024.
As of December 31, 2024 and February 3, 2025, our borrowers with outstanding loans had paid their debt service obligations owed and due to us.
Note 6. Indebtedness
Secured Financing Facility, Net
Our secured financing facility is governed by our master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement. See our 2024 Annual Report on Form 10-K for more information regarding our UBS Master Repurchase Agreement and secured financing facility.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Our secured financing facility has an aggregate maximum capacity of $200,000 and the table below summarizes our secured financing facility as of December 31, 2024 and September 30, 2024:

	Principal Balance	Carrying Value(1)	Coupon Rate (2)	Remaining Maturity (years)	Maturity Date	Collateral Principal Balance
December 31, 2024:
Revere, MA (Hotel)	$28,770	$28,336	7.51%	1.50	7/1/2026	$40,000
Wayne, PA (Industrial)	12,885	12,691	7.46%	2.55	7/18/2027	18,580
Total/weighted average	$41,655	$41,027	7.49%	1.80		$58,580

September 30, 2024:
Revere, MA (Hotel)	$28,770	$28,393	7.82%	1.75	7/1/2026	$40,000
Wayne, PA (Industrial)	12,885	12,716	7.77%	2.80	7/18/2027	17,180
Total/weighted average	$41,655	$41,109	7.80%	2.10		$57,180
(1)Deferred financing costs of $628 remain unamortized as of December 31, 2024.
(2)The coupon rate is determined using the Secured Overnight Financing Rate, or SOFR, plus a spread ranging from 2.85% to 2.90%, as applicable, for the respective borrowings under our secured financing facility as of the applicable date.
As of December 31, 2024, we were in compliance with the covenants and other terms of the agreements that govern our secured financing facility.
Mortgage Note Payable, Net
As of December 31, 2024, one of our properties, excluding one property held for sale, is encumbered by a $46,500 mortgage loan with a 5.34% fixed interest rate. This mortgage loan requires monthly payments of interest only until maturity in July 2029. Deferred financing fees incurred in connection with this mortgage financing are amortized over the term of the mortgage agreement and are recorded as a component of interest expense in our condensed consolidated statements of income. Unamortized deferred financing fees totaled $1,281 as of December 31, 2024.
Note 7. Investments
Seven Hills Realty Trust
As of December 31, 2024, Tremont owned 1,708,058, or approximately 11.5%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our investment in SEVN and determine fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of December 31, 2024 and September 30, 2024, based on quoted market prices, was $22,341 and $23,520, respectively. The unrealized (loss) gain in our condensed consolidated statements of income related to our investment in SEVN was $(581) and $4,049 for the three months ended December 31, 2024 and 2023, respectively. We received distributions from SEVN of $598 for each of the three months ended December 31, 2024 and 2023.
Carroll MF VII, LLC and Carroll Multifamily Venture VII, LP
We previously accounted for our investment in Carroll MF VII, LLC, or MF VII, a co-investment vehicle managed by RMR Residential, using the equity method of accounting because we were deemed to exert significant influence, but not control, over MF VII’s most significant activities. Accordingly, this investment was recorded in investments in our condensed consolidated balance sheets as of September 30, 2024 and was not consolidated.
In December 2024, we funded a $768 capital call to MF VII and reevaluated our consolidation considerations. As a result of our increased equity interest of 14.3% and existing influence over MF VII’s most significant activities, we concluded that we control MF VII and, therefore, consolidated its financial position and results as of and for the three months ended December 31, 2024, which included $27 in due from related parties and $713 in accounts payable and accrued expenses. As of December 31,

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
2024, MF VII owned a $4,113 investment in Carroll Multifamily Venture VII, LP, or Fund VII. MF VII accounts for its investment in Fund VII using the equity method of accounting because it is deemed to exert significant influence, but not control, over Fund VII’s most significant activities. MF VII elected the fair value option to account for its investment in Fund VII and determines fair value using unobservable Level 3 inputs. Following consolidation of MF VII, we recognized a $490 loss on investments as a result of the difference between the carrying value of our investment in MF VII prior to consolidation and its fair value.
For further information regarding the fair value of the investment in Fund VII and the Level 3 inputs used, see Note 9, Fair Value of Financial Instruments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Note 8. Income Taxes
We are the sole managing member of RMR LLC. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its tax consolidated subsidiaries. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. During the three months ended December 31, 2024 and 2023, all of our income before taxes was derived solely from domestic operations.
For the three months ended December 31, 2024 and 2023, we recognized estimated income tax expense of $2,476 and $2,638, respectively, which includes $1,812 and $1,701, respectively, of U.S. federal income tax and $664 and $937, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended December 31,
	2024	2023
Income taxes computed at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	2.9%	2.8%
Permanent items	0.6%	0.6%
Uncertain tax position reserve, net of federal benefit	0.2%	—%
Net income attributable to noncontrolling interest	(9.8)%	(9.9)%
Total	14.9%	14.5%
The components of the deferred tax assets as of December 31, 2024 and 2023 are entirely comprised of the outside basis difference in our partnership interest in RMR LLC.
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
We continue to be subject to federal, state, and local income tax audit examinations for open periods, which can lead to adjustments to our provision for income taxes, the resolution of which may be highly uncertain. We have accrued an uncertain tax position reserve related to an ongoing examination with a state jurisdiction for the fiscal years ending September 30, 2019 and thereafter. As of December 31, 2023, we had no uncertain tax positions. Our policy is to include interest expense related to unrecognized tax benefits within the provision for income taxes in our condensed consolidated statements of income. We do not reasonably expect any significant changes relating to our unrecognized tax benefits within the next twelve months.

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
As of December 31, 2024 and September 30, 2024, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
We estimate the fair value of our fixed rate mortgage note payable, loans held for investment and outstanding principal balances under our secured financing facility using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.
The table below provides information regarding these financial instruments not carried at fair value in our consolidated balance sheet as of December 31, 2024 and September 30, 2024:

	As of December 31, 2024		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans held for investment	$57,887	$58,821	$56,221	$57,365
Secured financing facility	41,027	41,730	41,109	41,793
Mortgage note payable	45,219	45,107	45,149	46,520
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
The following tables present our financial assets and liabilities that have been measured at fair value on a recurring basis:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$8,947	$8,947	$—	$—
Investment in SEVN	22,341	22,341	—	—
Investment in Fund VII	4,113	—	—	4,113
Employer compensation liability related to share based payment awards	8,947	8,947	—	—
Earnout liability	8,548	—	—	8,548

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
The following tables present additional information about the valuation techniques and significant unobservable inputs for financial assets and liabilities that are measured at fair value and categorized within Level 3 as of December 31, 2024 and September 30, 2024:

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range
Investment in Fund VII	$4,113	Discounted cash flow	Discount rates	6.50% - 7.00%
			Exit capitalization rates	4.85% - 5.50%
			Holding period	10 years
Earnout liability	$8,548	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	6.10%

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range
Earnout liability	$11,958	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	5.53%
The table below presents a summary of the changes in fair value for our Earnout liability measured on a recurring basis:

Three Months Ended
December 31, 2024
Beginning balance	$11,958
Changes in fair value for our Earnout liability measured on a recurring basis	(3,410)
Ending balance	$8,548
Note 10. Related Person Transactions
Adam Portnoy, Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of our controlling shareholder, ABP Trust. RMR Inc.’s executive officers serve as trustees or directors of certain companies to which we provide management services. For more information regarding these relationships, please see our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders.
The Perpetual Capital clients have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. The officers of the Managed Equity REITs are officers or employees of RMR LLC. All the officers, overhead and required office space of SEVN are provided or arranged by Tremont. All of SEVN’s officers are officers or employees of Tremont or RMR LLC. One of the executive officers of AlerisLife and one of the executive officers of Sonesta are officers or employees of RMR LLC. Our executive officers are also managing trustees of certain of the Perpetual Capital clients.
Additional information about our related person transactions appears in Note 11, Shareholders’ Equity, and in our 2024 Annual Report.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended December 31, 2024 and 2023, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended December 31, 2024			Three Months Ended December 31, 2023
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$6,594	$42,497	$49,091	$6,321	$45,216	$51,537
ILPT	9,310	10,193	19,503	9,041	10,676	19,717
OPI	6,546	43,106	49,652	8,479	68,377	76,856
SVC	10,106	49,470	59,576	11,623	73,799	85,422
Total Managed Equity REITs	32,556	145,266	177,822	35,464	198,068	233,532
SEVN	1,230	1,479	2,709	1,433	1,534	2,967
	33,786	146,745	180,531	36,897	199,602	236,499
Private Capital:
AlerisLife	1,400	—	1,400	1,382	—	1,382
Sonesta	2,224	—	2,224	2,223	—	2,223
RMR Residential	5,165	7,337	12,502	714	912	1,626
Other private entities	4,817	15,834	20,651	5,302	14,639	19,941
	13,606	23,171	36,777	9,621	15,551	25,172

Total revenues from related parties	47,392	169,916	217,308	46,518	215,153	261,671
Income from loan investments, net	—	—	546	—	—	—
Rental property revenues	—	—	1,622	—	—	26
Total revenues from unrelated parties	—	—	2,168	—	—	26
Total revenues	$47,392	$169,916	$219,476	$46,518	$215,153	$261,697

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties

The following table presents amounts due from related parties as of the dates indicated:

	December 31, 2024			September 30, 2024
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$5,083	$11,664	$16,747	$6,307	$11,358	$17,665
ILPT	4,704	11,786	16,490	4,244	7,968	12,212
OPI	5,590	22,499	28,089	5,877	20,132	26,009
SVC	6,262	8,871	15,133	5,470	8,591	14,061
Total Managed Equity REITs	21,639	54,820	76,459	21,898	48,049	69,947
SEVN	1,759	2,748	4,507	2,551	2,601	5,152
	23,398	57,568	80,966	24,449	50,650	75,099
Private Capital:
AlerisLife	512	—	512	570	—	570
Sonesta	63	—	63	82	—	82
RMR Residential	11,907	—	11,907	9,587	—	9,587
Other private entities	3,385	30,762	34,147	3,909	54,133	58,042
	15,867	30,762	46,629	14,148	54,133	68,281
	$39,265	$88,330	$127,595	$38,597	$104,783	$143,380
Leases
As of December 31, 2024, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,398 and $1,307 for the three months ended December 31, 2024 and 2023, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. As of December 31, 2024, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $20,863, including $2,421 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2025.
Pursuant to the RMR LLC operating agreement, for the three months ended December 31, 2024 and 2023, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $6,253 and $8,662, respectively, of which $3,367 and $4,560, respectively, was distributed to us and $2,886 and $4,102, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage at the time of distribution. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We use funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
Separation Arrangements
We may enter into retirement agreements with certain of our former executive officers. Pursuant to these agreements, we make various cash payments and accelerate the vesting of unvested shares of RMR Inc. previously awarded to these retiring officers. We may also enter into separation arrangements from time to time with executive and non-executive officers and employees of ours. All costs associated with separation arrangements, for which there remain no substantive performance obligations, are recorded in our condensed consolidated statements of income as separation costs.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the three months ended December 31, 2023, we recognized separation costs of $3,544, including cash separation costs of $3,446 and equity based separation costs of $98. We did not recognize any separation costs for the three months ended December 31, 2024.
Note 11. Shareholders’ Equity
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
Equity based compensation expense related to shares awarded to certain officers and employees was $556 and $502 for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had 231,010 unvested shares outstanding which are scheduled to vest as follows: 80,093 shares in 2025, 68,711 shares in 2026, 51,373 shares in 2027 and 30,833 in 2028.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations for those eligible to do so. The repurchase price is based on the closing price of our Class A Common Shares on the date of repurchase. The aggregate value of 294 Class A Common Shares repurchased during the three months ended December 31, 2024 was $6, which is recorded as a decrease to additional paid in capital included in shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
Distributions
During the three months ended December 31, 2024 and 2023, we declared and paid dividends on our Class A Common Shares and Class B-1 common stock, or Class B-1 Common Shares, as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Three Months Ended December 31, 2024
10/16/2024	10/28/2024	11/14/2024	$0.45	$7,581
			$0.45	$7,581
Three Months Ended December 31, 2023
10/12/2023	10/23/2023	11/16/2023	$0.40	$6,684
			$0.40	$6,684

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Three Months Ended December 31, 2024
10/16/2024	10/28/2024	11/14/2024	$0.32	$10,191	$5,391	$4,800
			$0.32	$10,191	$5,391	$4,800
Three Months Ended December 31, 2023
10/12/2023	10/23/2023	11/16/2023	$0.32	$10,148	$5,348	$4,800
			$0.32	$10,148	$5,348	$4,800
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On January 16, 2025, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of January 27, 2025, in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,580. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,190, of which $5,390 will be distributed to us based on our aggregate ownership of 16,844,688 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash held by RMR Inc. We expect to pay this dividend on or about February 20, 2025.
Note 12. Per Common Share Amounts
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
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, the assumed redemption would have on earnings per share, we considered net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three months ended December 31, 2023, the assumed redemption is dilutive to earnings per share as presented in the table below. For the three months ended December 31, 2024, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The calculation of basic and diluted earnings per share for the three months ended December 31, 2024 and 2023, is as follows (amounts in thousands, except per share amounts):

	Three Months Ended December 31,
	2024	2023
Numerators:
Net income attributable to The RMR Group Inc.	$6,380	$6,997
Less: income attributable to unvested participating securities	(105)	(85)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	6,275	6,912
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	—	85
Add back: net income attributable to noncontrolling interest in The RMR Group LLC (1)	—	8,531
Add back: income tax expense	—	2,638
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (2)	—	(5,182)
Net income used in calculating diluted EPS	$6,275	$12,984

Denominators:
Common shares outstanding	16,845	16,711
Less: unvested participating securities and incremental impact of weighted average	(232)	(203)
Weighted average common shares outstanding - basic	16,613	16,508
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	—	15,000
Add: incremental unvested shares	—	4
Weighted average common shares outstanding - diluted	16,613	31,512

Net income attributable to The RMR Group Inc. per common share - basic	$0.38	$0.42
Net income attributable to The RMR Group Inc. per common share - diluted	$0.38	$0.41
(1)Net loss attributable to noncontrolling interest in consolidated entity is not adjusted when calculating diluted earnings per share.
(2)Income tax expense assumes the hypothetical conversion of the noncontrolling interest in The RMR Group LLC, which results in an estimated tax rate of 28.5% for the three months ended December 31, 2023.

The RMR Group Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 13. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three months ended December 31, 2024 and 2023, is calculated as follows:

	Three Months Ended December 31,
	2024	2023
Income before income tax expense	$16,584	$18,164
RMR Inc. franchise tax expense and interest income	(122)	(132)
Net income before noncontrolling interest	16,462	18,032
Net income attributable to noncontrolling interest in The RMR Group LLC	(7,722)	(8,531)
Net (income) loss attributable to noncontrolling interest in consolidated entities	(6)	2
Net income attributable to RMR Inc. before income tax expense	8,734	9,503
Income tax expense attributable to RMR Inc.	(2,476)	(2,638)
RMR Inc. franchise tax expense and interest income	122	132
Net income attributable to RMR Inc.	$6,380	$6,997
Note 14. Subsequent Events
RMR Residential Investments
Pompano Beach, FL Investment
In January 2025, we closed a joint venture acquisition of a 225-unit residential community in Pompano Beach, FL for a purchase price of $73,000. As the general partner, we retained a 30.0% interest, or an $8,535 equity contribution, with an institutional investor funding the remaining equity. In conjunction with this transaction, we are entitled to an acquisition fee, as well as asset management, construction management and property management fees. We are also entitled to a carried interest if we meet certain investment returns.
Sunrise, FL Investment
In February 2025, we are scheduled to close a joint venture acquisition of a 400-unit residential community in Sunrise, FL for a purchase price of $117,100. As a general partner, we expect to retain a 4.0% interest, or an $1,800 equity contribution, with an institutional investor funding the remaining equity. In conjunction with this transaction, we will be entitled to an acquisition fee, as well as asset management, construction management and property management fees. We will also be entitled to a carried interest if we meet certain investment returns.
Credit Agreement
In January 2025, we entered into a credit agreement, or our credit agreement, for a $100,000 senior secured revolving credit facility, or our revolving credit facility. Our revolving credit facility is secured by substantially all of our assets and provides us with enhanced financial flexibility as we continue to invest in our private capital initiatives and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to ongoing minimum performance, our satisfying certain financial covenants and other credit facility conditions. As of February 3, 2025, we had no amounts outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2024 Annual Report.
OVERVIEW (dollars in thousands)
RMR Inc. is a holding company and substantially all of its business is conducted by RMR LLC. RMR Inc. has no employees, and the personnel and various services it requires to operate are provided by RMR LLC. RMR LLC manages a diverse portfolio of real estate and real estate related businesses.
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to manage the Managed Equity REITs, our private capital clients and SEVN so as to maintain, grow and increase the value of their businesses, to assist AlerisLife and Sonesta to grow their businesses and operate profitably, and to successfully expand our business through the execution of new business ventures and additional investments. Our business and the businesses of our clients generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate, or CRE, occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net population migration across different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends.
Beyond general CRE trends, we also take into account general economic factors impacting our clients. Heading in to 2024, certain CRE investors seemed cautiously optimistic that inflation had peaked, that the U.S. economy was likely headed for a “soft-landing” and that the Federal Open Market Committee of the U.S. Federal Reserve, or the FOMC, would be poised to reduce the federal funds rate by 125 to 150 basis points as a result of five or six rate cuts in 2024. With the anticipation of lower interest rates in the future, investors chose to delay sale or refinancing decisions and overall CRE investment and transaction volume remained tepid well into the later half of calendar 2024. In September 2024, the FOMC lowered the targeted federal funds rate by 50 basis points. In December 2024, citing progress toward its 2% inflation target, the FOMC lowered the targeted federal funds rate by 25 basis points, to a range of 4.25% to 4.50%, the second reduction since March 2020. With clarity on the intentions of the FOMC and the possible direction of future interest rates, we believe CRE owners are now better positioned to make sale or refinance decisions and opt between floating or fixed rate financing options.
Although certain CRE investors are cautiously optimistic that the current period of elevated interest rates is nearing an end, other challenges remain. Special servicing rates for commercial mortgage-backed securities, or CMBS, and CRE collateralized loan obligations continue to increase and lenders have become more willing to foreclose on borrowers unable to support underperforming properties. Furthermore, certain segments of the CRE industry continue to experience headwinds in trying to improve operating fundamentals, whether it be post-pandemic shifts in work habits and weak demand for office space impacting the office sector or oversupply in certain markets adversely impacting the industrial and residential sectors.
Both we and our clients consider industry and general economic factors and attempt to take advantage of opportunities when they arise. For example: (i) SVC transitioned over 200 hotels from other hotel operators to Sonesta, which on March 17, 2021, completed its acquisition of RLH Corporation, establishing it as one of the largest hotel companies in the U.S. and expanding its franchising capabilities; (ii) on February 25, 2022, ILPT completed its acquisition of 126 new, Class A, single tenant, net leased, e-commerce focused industrial properties as a result of its acquisition of Monmouth Real Estate Investment Corporation in an all-cash transaction valued at approximately $4.0 billion; and (iii) on December 19, 2023, we completed our acquisition of MPC Partnership Holdings LLC, or MPC, for total consideration of $99,021, which added residential capabilities to RMR LLC. In addition, we balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and increased operating costs. We also look to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the

Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the Managed Equity REITs, excluding rents or other revenues from hotels, senior living properties and wellness centers, which are separately managed by AlerisLife, Sonesta or a third party. Also under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs based on a percentage of the cost of such construction. For further information regarding the fees we earn, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of December 31, 2024 and 2023, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		December 31,
REIT	Primary Strategy	2024	2023
DHC	Medical office and life science properties, senior living communities and other healthcare related properties	$3,605,263	$3,952,740
ILPT	Industrial and logistics properties	4,549,255	4,635,406
OPI	Office properties primarily leased to single tenants and those with high credit quality characteristics	2,696,349	2,951,207
SVC	Hotels and service-focused retail net lease properties	6,254,869	7,049,245
		$17,105,736	$18,588,598
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
The basis on which our base business management fees are calculated for the three months ended December 31, 2024 and 2023 may differ from the basis at the end of the periods presented in the table above. As of December 31, 2024, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of December 31, 2024, were $7,671,448, $5,703,224, $5,454,782 and $11,381,133, respectively.
The fee revenues we earned from the Managed Equity REITs for the three months ended December 31, 2024 and 2023 are set forth in the following table:

	Three Months Ended December 31, 2024				Three Months Ended December 31, 2023
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$4,285	$1,345	$964	$6,594	$3,807	$1,458	$1,056	$6,321
ILPT	5,918	3,222	170	9,310	5,878	3,039	124	9,041
OPI	2,987	2,907	652	6,546	3,320	3,447	1,712	8,479
SVC	7,209	1,508	1,389	10,106	8,545	896	2,182	11,623
	$20,399	$8,982	$3,175	$32,556	$21,550	$8,840	$5,074	$35,464

Other Clients
We provide business management services to AlerisLife and Sonesta. AlerisLife operates senior living communities throughout the U.S., many of which are owned by and managed for DHC. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of the U.S. hotels that Sonesta operates are owned by SVC. Generally, our fees earned from business management services to AlerisLife and Sonesta are based on a percentage of certain revenues.
In addition, we also provide management services to certain other Private Capital clients, including high-quality institutional investors relationships we maintain through RMR Residential, and earn fees based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction supervision fees based on a percentage of the cost of construction activities. RMR Residential also provides us the potential to generate promote fees on any new co-investments in the future.
Our management fee revenues from services to these clients for the three months ended December 31, 2024 and 2023, are set forth in the following table:

	Three Months Ended December 31, 2024				Three Months Ended December 31, 2023
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$1,400	$—	$—	$1,400	$1,382	$—	$—	$1,382
Sonesta	2,224	—	—	2,224	2,223	—	—	2,223
RMR Residential	154	4,525	486	5,165	21	626	67	714
Other private entities	3,029	1,625	163	4,817	3,056	2,116	130	5,302
SEVN	—	16	5	21	—	9	—	9
	$6,807	$6,166	$654	$13,627	$6,682	$2,751	$197	$9,630
Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
Tremont earned advisory services revenue of $1,141 and $1,125 for the three months ended December 31, 2024 and 2023, respectively. Tremont also earned incentive fees from SEVN of $68 and $299 for the three months ended December 31, 2024 and 2023, respectively.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended December 31, 2024, Compared to the Three Months Ended December 31, 2023
The following table presents the changes in our operating results for the three months ended December 31, 2024 compared to the three months ended December 31, 2023:

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
Revenues:
Management services	$46,183	$45,094	$1,089	2.4%
Incentive fees	68	299	(231)	(77.3)%
Advisory services	1,141	1,125	16	1.4%
Total management, termination, incentive and advisory services revenues	47,392	46,518	874	1.9%
Income from loan investments, net	546	—	546	n/m
Rental property revenues	1,622	26	1,596	n/m
Reimbursable compensation and benefits	21,790	16,828	4,962	29.5%
Reimbursable equity based compensation	(430)	2,327	(2,757)	(118.5)%
Other reimbursable expenses	148,556	195,998	(47,442)	(24.2)%
Total reimbursable costs	169,916	215,153	(45,237)	(21.0)%
Total revenues	219,476	261,697	(44,363)	(17.0)%
Expenses:
Compensation and benefits	42,562	34,772	7,790	22.4%
Equity based compensation	126	2,829	(2,703)	(95.5)%
Separation costs	—	3,544	(3,544)	(100.0)%
Total compensation and benefits expense	42,688	41,145	1,543	3.8%
General and administrative	11,284	9,514	1,770	18.6%
Other reimbursable expenses	148,556	195,998	(47,442)	(24.2)%
Rental property expenses	426	12	414	n/m
Transaction and acquisition related costs	787	3,987	(3,200)	(80.3)%
Depreciation and amortization	2,347	423	1,924	n/m
Total expenses	206,088	251,079	(44,991)	(17.9)%
Operating income	13,388	10,618	2,770	26.1%
Change in fair value of Earnout liability	3,410	—	3,410	n/m
Interest income	1,556	3,508	(1,952)	(55.6)%
Interest expense	(699)	(11)	(688)	n/m
(Loss) gain on investments	(1,071)	4,049	(5,120)	(126.5)%
Income before income tax expense	16,584	18,164	(1,580)	(8.7)%
Income tax expense	(2,476)	(2,638)	162	6.1%
Net income	14,108	15,526	(1,418)	(9.1)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(7,722)	(8,531)	809	9.5%
Net (income) loss attributable to noncontrolling interest in consolidated entities	(6)	2	(8)	n/m
Net income attributable to The RMR Group Inc.	$6,380	$6,997	$(617)	(8.8)%
n/m - not meaningful
Management services revenue. Management services revenue increased $1,089 primarily due to growth in management services revenue of $4,451 related to our acquisition of MPC, partially offset by decreases in construction supervision revenues and business management fee revenues earned from the Managed Equity REITs and our Private Capital clients of $1,442 and $1,196, respectively.

Income from loan investments, net. Income from loan investments, net includes loan investment interest income of $1,409 for loans originated, partially offset by interest expense of $863 incurred as part of our private capital business which began in the fourth fiscal quarter of 2024.
Rental property revenues. Rental property revenues includes base rental income and non-cash straight line rent adjustments for our two rental properties which were owned for the full current fiscal period compared to the prior period.
Reimbursable compensation and benefits. Reimbursable compensation and benefits includes reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits increased $4,962 primarily due to the impact of a full quarter RMR Residential’s operations following our MPC acquisition in December 2023.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue decreased $2,757 primarily as a result of decreases in certain of our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consists of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $7,790 due to the impact of a full quarter of RMR Residential’s operations following our MPC acquisition in December 2023, partially offset by cost containment measures that included headcount reductions over the last twelve months.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. We record an equal offsetting amount as reimbursable equity based compensation revenue for the value of awards under our clients’ equity compensation plans to certain of our employees. Equity based compensation decreased $2,703 primarily as a result of decreases in certain of our clients’ respective share prices.
Separation costs. Separation costs consists of employment termination costs. For further information about these costs, see Note 10, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consists of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $1,770 primarily due to the incremental costs generated by RMR Residential and other professional fees, partially offset by decreases in third party construction supervision fees.
Rental property expenses. Rental property expenses includes property operating expenses, such as real estate taxes, repairs and maintenance and utility costs incurred at our two owned properties.
Transaction and acquisition related costs. Transaction and acquisition related costs primarily represent costs associated with our acquisition of MPC and related integration expenses.
Depreciation and amortization. Depreciation and amortization increased $1,924 primarily due to full quarter amortization of MPC acquisition related intangible assets and depreciation of our two owned properties in the current fiscal period.
Change in fair value of Earnout liability. For further information about the Earnout liability, see Note 9. Fair Value of Financial Instruments to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest income. Interest income decreased $1,952 due to a lower amount of investable cash and lower average interest rates during the current fiscal period compared to the prior period.
(Loss) gain on investments. (Loss) gain on investments represents the unrealized and realized gains or losses on our investment in SEVN common shares and on our consolidation of Carroll MF VII, LLC’s, or MF VII, investment in Carroll Multifamily Venture VII, LP, or Fund VII. For further information, see Note 7, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Income tax expense. The decrease in income tax expense of $162 is primarily attributable to lower taxable income.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of December 31, 2024 and September 30, 2024, we had cash and cash equivalents of $147,580 and $141,599, respectively, of which $24,398 and $23,189, respectively, was held by RMR Inc., with the remainder being held at RMR LLC and its subsidiaries. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2024 and September 30, 2024, $89,849 and $92,326, respectively, of our cash and cash equivalents were invested in money market bank accounts.
We believe that our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, to fund our operations and cash distributions and enhance our technology infrastructure, in the next twelve months. Our experienced platform and existing relationships with institutional investors has provided us with significant opportunities to continue expanding our private capital business. We intend to diversify and further grow our private capital revenues by sponsoring and managing new real estate related investment funds and joint ventures that may invest in the equity of real estate or provide commercial mortgage loans secured by middle market and transitional real estate in the U.S. We anticipate that using our capital for possible formation costs and co-investment in these ventures will diversify our revenues and generate management fees, incentive fees and potential promote fees.
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
In January 2025, we entered into a credit agreement, or our credit agreement, for a $100,000 senior secured revolving credit facility, or our revolving credit facility. Our revolving credit facility is secured by substantially all of our assets and provides us with enhanced financial flexibility as we continue to invest in our private capital business and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to ongoing minimum performance, our satisfying certain financial covenants and other credit facility conditions. As of February 3, 2025, we had no amounts outstanding.
Cash Flows
The $4,902 decrease in net cash flows from operating activities for the three months ended December 31, 2024 compared to the prior period reflects a decrease in net income and unfavorable changes in working capital. The $76,257 decrease in net cash flows from investing activities for the three months ended December 31, 2024 compared to the prior period was due to our acquisition of MPC in the prior period. Net cash flows from financing activities for the three months ended December 31, 2024 was relatively unchanged compared to the prior period.
As of December 31, 2024, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 10, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of December 31, 2024, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $20,863, of which we expect to pay $2,421 to ABP Trust during the fourth quarter of fiscal year 2025.
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted in foreign currencies. As of December 31, 2024, our floating rate debt consisted of our purchased assets, which are governed by our master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement and directly relate to our underlying loans held for investment. We are required to pay interest on our floating rate debt at a rate of SOFR plus a premium and earn interest on our underlying loans held for investment at a rate of SOFR plus a premium that is in excess of the premium paid on our floating rate debt. Changes in market interest rates would not impact the fixed spread that we earn between our purchased assets and our loans held for investment. As a result, we are not subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, or commodity price changes; however, if any of these risks were to negatively impact our clients’ businesses or market capitalization, our revenues would likely decline. We are subject to the credit risk of our borrowers in connection with our loans held for investment. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that may adversely impact our operating results.
In January 2025, we entered into our credit agreement governing our revolving credit facility. Interest payable on borrowings under our credit agreement is at a rate of SOFR plus a margin of 225 basis points. Accordingly, we may be vulnerable to changes in U.S. dollar based short term rates, specifically SOFR. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.
To the extent we change our approach on the foregoing activities, or engage in other activities, our market and credit risks could change. See Part I, Item 1A “Risk Factors” of our 2024 Annual Report for the risks to us and our clients.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam Portnoy, the Chair of our Board and one of our Managing Directors, as well as our clients. For further information about these and other such relationships and related person transactions, please see Note 10, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2024 Annual Report, our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in our 2024 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates that impact the condensed consolidated financial statements include the revenue recognized during the reporting periods, the estimation of fair values and our principles of consolidation.
A discussion of our critical accounting estimates is included in our 2024 Annual Report. There have been no significant changes in our critical accounting estimates since the fiscal year ended September 30, 2024.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•Our ability to successfully grow the RMR Residential business and realize our expected returns on our investment within the anticipated timeframe,
•Our ability to successfully integrate acquired businesses and realize our expected returns on our investments,
•The ability of Tremont to identify and close suitable investments for our private capital debt vehicle, or our Real Estate Lending Venture, and SEVN and to monitor, service and administer existing investments,
•Our ability to obtain additional capital from third party investors in our Real Estate Lending Venture in order to make additional investments and to increase potential returns,
•Changes to our operating leverage or client diversity,
•Risks related to the security of our network and information technology,
•Litigation risks,
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
Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors from those we previously provided in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2024:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
December 1 - December 31, 2024	294	$20.43	N/A	N/A
Total	294	$20.43	N/A	N/A
(1)These Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our Class A Common Shares at the close of trading on Nasdaq on the purchase dates.
Item 5. Other Information
RMR LLC entered into a letter agreement, or the Retirement Agreement, dated February 5, 2025, with Jennifer B. Clark, Executive Vice President, General Counsel and Secretary of RMR Inc. and of RMR LLC. Ms. Clark also serves as a Managing Director of RMR Inc., a managing trustee of OPI and a director of each of Tremont, AlerisLife and Sonesta. Ms. Clark will continue to serve in her current roles as an officer of RMR Inc. and as an officer of RMR LLC until December 31, 2025 at which time she will resign from such offices and from any other officer or related positions within RMR LLC, any RMR LLC managed company or any of their affiliates. Ms. Clark will continue to serve as a Managing Director of RMR Inc. and as a managing trustee of OPI but, pursuant to the Retirement Agreement, has agreed not to seek or accept reelection as a managing trustee of OPI or as a Managing Director of RMR Inc. in 2026. She will continue to serve as an employee of RMR LLC until July 1, 2026, or the Retirement Date.
Under the Retirement Agreement, RMR LLC agreed to pay Ms. Clark her current base cash salary compensation until December 31, 2025, and $15,000 per month from January 1, 2026 until the Retirement Date. In September 2025, Ms. Clark will receive a cash bonus equal to the greater of the cash bonus paid to Adam Portnoy for fiscal year 2025 and $2,880,000 and will be recommended for a share grant from RMR Inc. equal in value to the share grant she received from RMR Inc. in September 2024. In addition, subject to her execution of a customary release on or before each payment date, RMR LLC agreed to pay Ms. Clark a combined cash payment in the amount of $4,375,000 with half of that amount expected to be paid on or about January 9, 2026, and the other half expected to be paid on or about July 9, 2026. Pursuant to the Retirement Agreement, RMR LLC agreed to recommend that RMR Inc.’s Compensation Committee approve the acceleration of vesting of Ms. Clark’s unvested shares of RMR Inc., effective as of the Retirement Date. The Retirement Agreement contains other customary terms and conditions, including confidentiality, non-solicitation, and other covenants and a waiver and release. The foregoing summary of the material terms of the Retirement Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Retirement Agreement, a copy of which is filed as Exhibit 10.2 and incorporated herein by reference.
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

3.7	Articles of Amendment, filed December 19, 2024. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on December 19, 2024.)
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

10.1
Credit Agreement, dated as of January 22, 2025, among The RMR Group LLC, The RMR Group Inc., RMR Residential Management Group LLC, the lenders party thereto and Citibank, N.A., as administrative agent and as collateral agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on January 23, 2025.)

10.2	Letter Agreement, dated as of February 5, 2025, by and among The RMR Group LLC and Jennifer B. Clark (+) (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)
(+) Contract with management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Dated: February 5, 2025