Form 10-Q
period 2025-03-31
RMR GROUP INC.
filed 2025-05-06
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 30, 2025, there were 15,877,246 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

March 31, 2025

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	March 31,	September 30,
	2025	2024
Assets
Cash and cash equivalents held by The RMR Group Inc.	$21,317	$23,189
Cash and cash equivalents held by The RMR Group LLC	115,869	118,410
Due from related parties	90,022	134,030
Prepaid and other current assets	16,681	9,789
Assets held for sale	—	8,700
Total current assets	243,889	294,118
Loans held for investment, net of allowance for credit losses of $113 and $343, respectively	58,086	56,221
Property and equipment, net of accumulated depreciation of $5,204 and $3,447, respectively	75,502	76,433
Due from related parties, net of current portion	5,648	9,350
Investments	36,178	23,733
Goodwill	71,761	71,761
Intangible assets, net of accumulated amortization of $5,675 and $3,719, respectively	17,999	20,299
Operating lease right of use assets	25,293	27,353
Deferred tax asset	14,030	15,163
Other assets, net of accumulated amortization of $92,448 and $87,740, respectively	101,355	106,063
Total assets	$649,741	$700,494

Liabilities and Equity
Reimbursable accounts payable and accrued expenses	$53,152	$90,444
Accounts payable and accrued expenses	38,194	31,599
Current portion of Earnout liability	122	517
Operating lease liabilities	5,700	5,906
Liabilities held for sale	—	4,973
Total current liabilities	97,168	133,439
Operating lease liabilities, net of current portion	20,029	22,147
Amounts due pursuant to tax receivable agreement, net of current portion	18,442	18,442
Employer compensation liability, net of current portion	5,648	9,350
Earnout liability, net of current portion	7,156	11,441
Secured financing facility, net	41,084	41,109
Mortgage note payable	45,289	45,149
Total liabilities	234,816	281,077

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 32,500,000 and 31,950,000 shares authorized, respectively; 15,879,239 and 15,846,025 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	120,689	118,811
Retained earnings	446,222	436,226
Cumulative common distributions	(332,656)	(317,495)
Total shareholders’ equity	234,287	237,574
Noncontrolling interest in The RMR Group LLC	177,960	181,439
Noncontrolling interest in consolidated entities	2,678	404
Total noncontrolling interests	180,638	181,843
Total equity	414,925	419,417
Total liabilities and equity	$649,741	$700,494
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenues:
Management services	$44,382	$48,460	$90,565	$93,554
Incentive fees	19	60	87	359
Advisory services	1,104	1,126	2,245	2,251
Total management, incentive and advisory services revenues	45,505	49,646	92,897	96,164
Income from loan investments, net	646	—	1,192	—
Rental property revenues	1,425	198	3,047	224
Reimbursable compensation and benefits	20,611	22,629	42,401	39,457
Reimbursable equity based compensation	1,132	242	702	2,569
Other reimbursable expenses	97,349	145,232	245,905	341,230
Total reimbursable costs	119,092	168,103	289,008	383,256
Total revenues	166,668	217,947	386,144	479,644
Expenses:
Compensation and benefits	42,051	44,168	84,613	78,940
Equity based compensation	1,606	700	1,732	3,529
Separation costs	3,455	410	3,455	3,954
Total compensation and benefits expense	47,112	45,278	89,800	86,423
General and administrative	11,246	11,693	22,530	21,207
Other reimbursable expenses	97,349	145,232	245,905	341,230
Rental property expenses	395	66	821	78
Transaction and acquisition related costs	549	2,328	1,336	6,315
Depreciation and amortization	2,457	1,223	4,804	1,646
Total expenses	159,108	205,820	365,196	456,899
Operating income	7,560	12,127	20,948	22,745
Interest income	1,377	2,523	2,933	6,031
Interest expense	(871)	(80)	(1,570)	(91)
Change in fair value of Earnout liability	1,270	(300)	4,680	(300)
(Loss) gain on investments	(709)	563	(1,780)	4,612
Gain on sale of real estate	445	—	445	—
Income before income tax expense	9,072	14,833	25,656	32,997
Income tax expense	(1,378)	(2,120)	(3,854)	(4,758)
Net income	7,694	12,713	21,802	28,239
Net income attributable to noncontrolling interest in The RMR Group LLC	(4,337)	(6,863)	(12,059)	(15,394)
Net loss attributable to other noncontrolling interests	259	12	253	14
Net income attributable to The RMR Group Inc.	$3,616	$5,862	$9,996	$12,859

Weighted average common shares outstanding - basic	16,616	16,515	16,614	16,511
Weighted average common shares outstanding - diluted	16,616	31,539	31,617	31,525

Net income attributable to The RMR Group Inc. per common share - basic	$0.21	$0.35	$0.59	$0.77
Net income attributable to The RMR Group Inc. per common share - diluted	$0.21	$0.34	$0.58	$0.75
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

								Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Consolidated Entities	Total Equity
Balance at September 30, 2024	$16	$1	$15	$118,811	$436,226	$(317,495)	$237,574	$181,439	$404	$419,417
Share awards, net	—	—	—	550	—	—	550	—	—	550
Net income	—	—	—	—	6,380	—	6,380	7,722	6	14,108
Tax distributions to member	—	—	—	—	—	—	—	(2,886)	—	(2,886)
Common share distributions	—	—	—	—	—	(7,581)	(7,581)	(4,800)	—	(12,381)
Consolidation of investments	—	—	—	—	—	—	—	—	2,936	2,936
Balance at December 31, 2024	16	1	15	119,361	442,606	(325,076)	236,923	181,475	3,346	421,744
Share awards, net	—	—	—	1,328	—	—	1,328	—	—	1,328
Net income	—	—	—	—	3,616	—	3,616	4,337	(259)	7,694
Tax distributions to member	—	—	—	—	—	—	—	(3,052)	—	(3,052)
Common share distributions	—	—	—	—	—	(7,580)	(7,580)	(4,800)	—	(12,380)
Member distributions upon sale of 260 Woodstock	—	—	—	—	—	—	—	—	(409)	(409)
Balance at March 31, 2025	$16	$1	$15	$120,689	$446,222	$(332,656)	$234,287	$177,960	$2,678	$414,925

Balance at September 30, 2023	$16	$1	$15	$116,010	$413,096	$(289,072)	$240,066	$183,597	$—	$423,663
Share awards, net	—	—	—	588	—	—	588	—	—	588
Net income	—	—	—	—	6,997	—	6,997	8,531	(2)	15,526
Tax distributions to member	—	—	—	—	—	—	—	(4,102)	—	(4,102)
Common share distributions	—	—	—	—	—	(6,684)	(6,684)	(4,800)	—	(11,484)
Acquisition of MPC Partnership Holdings LLC	—	—	—	—	—	—	—	—	444	444
Balance at December 31, 2023	16	1	15	116,598	420,093	(295,756)	240,967	183,226	442	424,635
Share awards, net	—	—	—	1,356	—	—	1,356	—	—	1,356
Net income	—	—	—	—	5,862	—	5,862	6,863	(12)	12,713
Tax distributions to member	—	—	—	—	—	—	—	(3,059)	—	(3,059)
Common share distributions	—	—	—	—	—	(6,684)	(6,684)	(4,800)	—	(11,484)
Balance at March 31, 2024	$16	$1	$15	$117,954	$425,955	$(302,440)	$241,501	$182,230	$430	$424,161
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$21,802	$28,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,804	1,646
Straight line rent, net	(263)	(155)
Amortization expense related to other assets	4,708	4,708
Reversal of credit losses	(153)	—
Provision for deferred income taxes	1,133	1,273
Gain on sale of real estate	(445)	—
Change in fair value of Earnout liability	(4,680)	300
Operating expenses paid in The RMR Group Inc. common shares	1,907	2,068
Distributions from investments	1,196	1,195
Loss (gain) on investments	1,780	(4,612)
Changes in assets and liabilities:
Due from related parties	40,847	29,366
Prepaid and other current assets	(6,892)	(3,192)
Reimbursable accounts payable and accrued expenses	(37,292)	(26,821)
Accounts payable and accrued expenses	9,542	1,001
Net cash provided by operating activities	37,994	35,016

Cash Flows from Investing Activities:
Acquisition of MPC Partnership Holdings LLC, net of cash acquired	—	(78,771)
Additional funding of loans held for investment	(1,400)	—
Purchase of property and equipment	(2,131)	(1,873)
Investment in fund	(768)	—
Investment in joint ventures	(11,031)	—
Proceeds from sale of property	4,198	—
Net cash used in investing activities	(11,132)	(80,644)

Cash Flows from Financing Activities:
Payment of deferred financing fees	(138)	—
Distributions to noncontrolling interests	(15,538)	(16,761)
Distributions to common shareholders	(15,161)	(13,368)
Member distributions upon sale of 260 Woodstock	(409)	—
Repurchase of common shares	(29)	(124)
Net cash used in financing activities	(31,275)	(30,253)

Decrease in cash and cash equivalents	(4,413)	(75,881)
Cash and cash equivalents at beginning of period	141,599	267,989
Cash and cash equivalents at end of period	$137,186	$192,108

Supplemental Disclosures:
Income taxes paid	$3,813	$6,537
Interest paid	$2,962	$—

Non-cash investing and financing activities:
Recognition of right of use assets and related lease liabilities	$1,352	$2,961
Recognition of Earnout liability	$—	$14,547
Assumption of mortgage note payable	$—	$5,429
Property and equipment accrued, not paid	$—	$68
See accompanying notes.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
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
As of March 31, 2025, RMR Inc. owned 15,879,239 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.9% of the economic interest of RMR LLC as of March 31, 2025. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.1% of the economic interest of RMR LLC as of March 31, 2025, which is presented as noncontrolling interest in the RMR Group LLC within the condensed consolidated financial statements. Adam Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
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
RMR LLC provides management services to AlerisLife Inc., or AlerisLife, an operator of senior living communities, many of which are owned by DHC, and Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Canada, Latin America, the Caribbean and the Middle East, and many of the U.S. hotels that Sonesta operates are owned by SVC.
RMR LLC provides management services through certain of its subsidiaries to multiple private funds, joint ventures and the underlying residential real estate assets of the funds, as well as property management services to third party owners. The residential real estate we manage through these subsidiaries are presented as RMR Residential in these condensed consolidated financial statements.
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
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
Recent Accounting Pronouncements
Segments. On November 27, 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the CODM and included in each reported measure of segment profit or loss; ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification, or ASC, 280, Segment Reporting, or ASC 280, in interim periods; and iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. We will apply the requirements of ASU No. 2023-07 for our fiscal year ending September 30, 2025 and subsequent interim periods.
Income Taxes. On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance its annual income tax disclosures by requiring: i) consistent categories and greater disaggregation of information in the rate reconciliation, and ii) income taxes paid disaggregated by jurisdiction. We will apply the requirements of ASU No. 2023-07 for our fiscal year ending September 30, 2026.
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
As part of the Acquisition, we acquired a 90.0% economic ownership interest in 260 Woodstock Investor, LLC, a mixed-use apartment complex located in Woodstock, GA, or the Woodstock Property. In January 2025, we sold the Woodstock Property for a sales price of $9,800, excluding closing costs, and recorded a $445 gain on sale of real estate for the three and six months ended March 31, 2025. We received net proceeds of $4,198 and made capital distributions to members of 260 Woodstock Investor, LLC of $409 for the three and six months ended March 31, 2025.
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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
We earned aggregate base business management fees from the Managed Equity REITs of $19,578 and $21,246 for the three months ended March 31, 2025 and 2024, respectively, and $39,977 and $42,796 for the six months ended March 31, 2025 and 2024, respectively.
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
We did not earn incentive business management fees from the Managed Equity REITs for calendar years 2024 or 2023.
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
We earned aggregate base business management fees from the Private Capital clients of $6,579 and $6,613 for the three months ended March 31, 2025 and 2024, respectively, and $13,386 and $13,295 for the six months ended March 31, 2025 and 2024, respectively.
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
fees under our RMR Residential property management agreements for providing certain marketing, information technology and other management services, as defined in the applicable management agreements, and the related costs are included in general and administrative expenses in our condensed consolidated financial statements. These management fees are payable in cash monthly in arrears.
For the three months ended March 31, 2025 and 2024, we earned aggregate property management fees of $17,561 and $20,601, respectively, including construction supervision fees of $1,795 and $3,611, respectively. For the six months ended March 31, 2025 and 2024, we earned aggregate property management fees of $36,538 and $37,463, respectively, including construction supervision fees of $5,624 and $8,882, respectively.
Management Agreements with Private Capital Joint Ventures
We enter into joint venture arrangements with the intent to acquire, improve and sell commercial real estate for a risk-adjusted return. We have management agreements with these joint ventures that entitle us to certain fees, such as property management, construction management fees and reimbursements of certain costs incurred on behalf of the joint ventures. Other applicable fees include:
Acquisition Fees — We recognize revenue when the performance obligation related to the acquisition services is satisfied, typically at the closing of the real estate transaction. Acquisition fees are recorded in management services in our condensed consolidated statements of income. We recognized acquisition fee revenue of $664 for the three and six months ended March 31, 2025.
Carried Interest Revenues — For certain investments, through our subsidiaries, we invest alongside limited partners in investment vehicles and are entitled to a pro-rata share of their results, or a pro-rata allocation. In addition to a pro-rata allocation, and assuming certain investment returns are achieved, we are entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as a carried interest. We recognize carried interest in accordance with the performance-based fee arrangements outlined in our investment management agreements. Carried interest is recognized when the performance criteria specified in the agreements are met, typically upon the realization of investment gains that exceed a predetermined hurdle rate. The recognition of such revenues is contingent upon the achievement of both the investment return threshold and the requisite performance period. This ensures that the earnings process is substantially complete, the amount is reasonably estimable and it is no longer probable that there will be significant reversals. Given the unique nature of each fee arrangement and need for significant judgment, contracts with our clients are evaluated on an individual basis to determine the timing of revenue recognition. Accordingly, a portion of fees we recognize may be partially related to services performed in prior periods that meet recognition criteria in the current period. We did not recognize any carried interest revenues for the three and six months ended March 31, 2025 and 2024.
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
For the three months ended March 31, 2025 and 2024, we earned incentive fees from SEVN of $19 and $60, respectively, and $87 and $359 for the six months ended March 31, 2025 and 2024, respectively. We earned advisory services revenue of $1,104 and $1,126 for the three months ended March 31, 2025 and 2024, respectively, and $2,245 and $2,251 for the six months ended March 31, 2025 and 2024, respectively.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
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
During the six months ended March 31, 2025, we funded an additional $1,400 to the borrower of our floating rate first mortgage loan secured by an industrial property in Wayne, PA.
During the three and six months ended March 31, 2025, we amortized an aggregate $118 and $235, respectively, in deferred origination fees and exit fees. As of March 31, 2025 and September 30, 2024, deferred origination fees of $511 and $651, respectively, remain unamortized and we accrued $130 and $35, respectively, in exit fee receivables, which we include in loans held for investment in our condensed consolidated balance sheets.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The table below provides overall statistics for our loan portfolio as of March 31, 2025 and September 30, 2024:

	March 31, 2025	September 30, 2024
Number of loans	2	2
Total loan commitments	$67,000	$67,000
Unfunded loan commitments (1)	$8,420	$9,820
Principal balance	$58,580	$57,180
Weighted average coupon rate	8.39%	9.15%
Weighted average all in yield (2)	9.33%	10.13%
Weighted average floor	4.34%	4.34%
Weighted average maximum maturity (years) (3)	4.27	4.80
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
Credit Quality Information
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. As of March 31, 2025, our two loans had an internal risk rating of 3. See our 2024 Annual Report on Form 10-K for more information regarding our loan risk ratings.
Allowance for Credit Losses
The measurement of current expected credit losses, or CECL, is based upon historical experience, current conditions, and reasonable and supportable forecasts incorporating forward-looking information that affect the collectability of the reported amount. Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments prescribes a forward-looking “expected loss” model that generally will result in the earlier recognition of credit losses and is applicable to financial assets measured at amortized cost and off-balance sheet credit exposures, such as unfunded loan commitments.
The allowance for credit losses required under ASU No. 2016-13 is a valuation account that is deducted from the related loans’ amortized cost basis in our consolidated balance sheets. Our loans typically include commitments to fund incremental proceeds to borrowers over the life of the loan; these future funding commitments are also subject to the CECL model. The allowance for credit losses related to unfunded loan commitments is included in accounts payable and accrued expenses in our condensed consolidated balance sheets.
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
portfolio as of the measurement date. We evaluate the estimated allowance for each of our loans individually and we consider our internal loan risk rating as the primary credit quality indicator underlying our assessment.
We estimate credit losses over a reasonable and supportable forecast period of 12 months, followed by a straight-line reversion period of 12 months back to average historical losses. As of March 31, 2025 and September 30, 2024, we recorded an allowance for credit losses of $113 and $343, respectively, related to our then outstanding loans held for investment and increased accounts payable and accrued expenses by $336 and $259, respectively, related to then unfunded loan commitments. Aggregate reversal of credit losses was $81 and $153 for the three and six months ended March 31, 2025, respectively.
We have elected to exclude accrued interest receivable from amortized cost and not to measure an allowance for credit losses on accrued interest receivable. Accrued interest receivables are generally written off when payments are 120 days past due. Such amounts, if any, are reversed against interest income and no further interest will be recorded until it is collected. As of March 31, 2025, we recognized $422 in prepaid and other current assets in our condensed consolidated balance sheets related to accrued interest receivable on our loans and no amounts were written off for the three and six months ended March 31, 2025.
As of March 31, 2025 and April 30, 2025, our borrowers with outstanding loans had paid their debt service obligations owed and due to us.
Note 6. Indebtedness
Secured Financing Facility, Net
Our secured financing facility is governed by our master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement. See our 2024 Annual Report on Form 10-K for more information regarding our UBS Master Repurchase Agreement and secured financing facility.
Our secured financing facility has an aggregate maximum capacity of $200,000 and the table below summarizes our secured financing facility as of March 31, 2025 and September 30, 2024:

	Principal Balance	Carrying Value(1)	Coupon Rate (2)	Remaining Maturity (years)	Maturity Date	Collateral Principal Balance
March 31, 2025:
Revere, MA (Hotel)	$28,770	$28,376	7.22%	1.25	7/1/2026	$40,000
Wayne, PA (Industrial)	12,885	12,708	7.17%	2.30	7/18/2027	18,580
Total/weighted average	$41,655	$41,084	7.20%	1.60		$58,580

September 30, 2024:
Revere, MA (Hotel)	$28,770	$28,393	7.82%	1.75	7/1/2026	$40,000
Wayne, PA (Industrial)	12,885	12,716	7.77%	2.80	7/18/2027	17,180
Total/weighted average	$41,655	$41,109	7.80%	2.10		$57,180
(1)Deferred financing costs of $571 remain unamortized as of March 31, 2025.
(2)The coupon rate is determined using the Secured Overnight Financing Rate, or SOFR, plus a spread ranging from 2.85% to 2.90%, as applicable, for the respective borrowings under our secured financing facility as of the applicable date.
As of March 31, 2025, we were in compliance with the covenants and other terms of the agreements that govern our secured financing facility.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Mortgage Note Payable, Net
As of March 31, 2025, one of our residential properties is encumbered by a $46,500 mortgage loan with a 5.34% fixed interest rate. This mortgage loan requires monthly payments of interest only until maturity in July 2029. Deferred financing fees incurred in connection with this mortgage financing are amortized over the term of the mortgage agreement and are recorded as a component of interest expense in our condensed consolidated statements of income. Unamortized deferred financing fees totaled $1,211 as of March 31, 2025.
Senior Secured Revolving Credit Facility
In January 2025, we entered into a credit agreement, or our credit agreement, for a $100,000 senior secured revolving credit facility, or our revolving credit facility. Our revolving credit facility is secured by substantially all of our assets and provides us with enhanced financial flexibility as we continue to invest in our private capital initiatives and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to ongoing minimum performance, our satisfying certain financial covenants and other credit facility conditions. As of March 31, 2025 and April 30, 2025, we had no amounts outstanding.
Note 7. Investments
Seven Hills Realty Trust
As of March 31, 2025, Tremont owned 1,708,058, or approximately 11.5%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our investment in SEVN and determined fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of March 31, 2025 and September 30, 2024, based on quoted market prices, was $21,334 and $23,520, respectively. The unrealized (loss) gain in our condensed consolidated statements of income related to our investment in SEVN was $(409) and $563 for the three months ended March 31, 2025 and 2024, respectively, and $(990) and $4,612 for the six months ended March 31, 2025 and 2024, respectively. We received distributions from SEVN of $598 and $597 for the three months ended March 31, 2025 and 2024, respectively, and $1,196 and $1,195 for the six months ended March 31, 2025 and 2024.
Carroll MF VII, LLC and Carroll Multifamily Venture VII, LP
Prior to December 2024, we accounted for our investment in Carroll MF VII, LLC, or MF VII, a co-investment vehicle managed by RMR Residential, using the equity method of accounting because we were deemed to exert significant influence, but not control, over MF VII’s most significant activities. Accordingly, this investment was recorded in investments in our condensed consolidated balance sheets as of September 30, 2024 and was not consolidated.
In December 2024, we funded a $768 capital call to MF VII and reevaluated our consolidation considerations. As a result of our increased equity interest of 14.3% and existing influence over MF VII’s most significant activities, we concluded that we control MF VII and, therefore, consolidated its financial position and results as of and for the three and six months ended March 31, 2025, which included $687 in accounts payable and accrued expenses. As of March 31, 2025, MF VII owned a $3,813 investment in Carroll Multifamily Venture VII, LP, or Fund VII. MF VII accounts for its investment in Fund VII using the equity method of accounting because it is deemed to exert significant influence, but not control, over Fund VII’s most significant activities. MF VII elected the fair value option to account for its investment in Fund VII and determines fair value

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
using unobservable Level 3 inputs. The unrealized loss in our condensed consolidated statements of income related to our investment in MF VII was $300 and $790 for the three and six months ended March 31, 2025, respectively.
Private Capital Joint Ventures
In the second fiscal quarter of 2025, we closed two joint venture acquisitions: (i) a 225-unit residential community in Pompano Beach, FL, or the Pompano JV, and (ii) a 400-unit residential community in Sunrise, FL, or the Sunrise JV, for an aggregate purchase price of $190,100. As general partner of both joint ventures, we made an aggregate equity contribution of $11,031, with institutional investors funding the remaining equity. In conjunction with these transactions, we earned aggregate acquisition fees of $664 and are entitled to construction management and property management fees pursuant to management agreements with these private capital joint ventures. We are also entitled to a carried interest if we meet certain investment returns. We account for our investments in the Pompano JV and Sunrise JV using the equity method of accounting because we are deemed to exert significant influence, but not control, over these joint ventures’ most significant activities. We elected the fair value option to account for our investments and determined their fair values using unobservable Level 3 inputs. There was no change in the fair value of our investments in the Pompano JV and Sunrise JV for the three and six months ended March 31, 2025.
For further information regarding the fair value of these investments and the inputs used, see Note 9, Fair Value of Financial Instruments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Note 8. Income Taxes
We are the sole managing member of RMR LLC. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its tax consolidated subsidiaries. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. During the three and six months ended March 31, 2025 and 2024, all of our income before taxes was derived solely from domestic operations.
For the three months ended March 31, 2025 and 2024, we recognized estimated income tax expense of $1,378 and $2,120, respectively, which includes $986 and $1,635, respectively, of U.S. federal income tax and $392 and $485, respectively, of state income taxes. For the six months ended March 31, 2025 and 2024, we recognized estimated income tax expense of $3,854 and $4,758, respectively, which includes $2,798 and $3,336, respectively, of U.S. federal income tax and $1,056 and $1,422, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.2%	2.5%	3.0%	2.6%
Permanent items	0.7%	0.5%	0.7%	0.6%
Uncertain tax position reserve, net of federal benefit	0.3%	—%	0.2%	—%
Net income attributable to noncontrolling interest	(10.0)%	(9.7)%	(9.9)%	(9.8)%
Total	15.2%	14.3%	15.0%	14.4%

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The components of the deferred tax assets as of March 31, 2025 and 2024 are entirely comprised of the outside basis difference in our partnership interest in RMR LLC.
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
We continue to be subject to federal, state, and local income tax audit examinations for open periods, which can lead to adjustments to our provision for income taxes, the resolution of which may be highly uncertain. We have accrued an uncertain tax position reserve related to an ongoing examination with a state jurisdiction for the fiscal years ending September 30, 2019 and thereafter. As of March 31, 2024, we had no uncertain tax positions. Our policy is to include interest expense related to unrecognized tax benefits within the provision for income taxes in our condensed consolidated statements of income. We do not reasonably expect any significant changes relating to our unrecognized tax benefits within the next twelve months.
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
As of March 31, 2025 and September 30, 2024, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
We estimate the fair value of our fixed rate mortgage note payable, loans held for investment and outstanding principal balances under our secured financing facility using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.
The table below provides information regarding these financial instruments not carried at fair value in our consolidated balance sheet as of March 31, 2025 and September 30, 2024:

	As of March 31, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans held for investment	$58,086	$59,282	$56,221	$57,365
Secured financing facility	41,084	41,862	41,109	41,793
Mortgage note payable	45,289	45,921	45,149	46,520
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The following tables present our financial assets and liabilities that have been measured at fair value on a recurring basis:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$7,476	$7,476	$—	$—
Investment in SEVN	21,334	21,334	—	—
Investment in Fund VII	3,813	—	—	3,813
Investment in joint ventures	11,031	—	—	11,031
Employer compensation liability related to share based payment awards	7,476	7,476	—	—
Earnout liability	7,278	—	—	7,278

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$14,339	$14,339	$—	$—
Investment in SEVN	23,520	23,520	—	—
Employer compensation liability related to share based payment awards	14,339	14,339	—	—
Earnout liability	11,958	—	—	11,958
The following tables present additional information about the valuation techniques and significant unobservable inputs for financial assets and liabilities that are measured at fair value and categorized within Level 3 as of March 31, 2025 and September 30, 2024:

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range
Investment in Fund VII	$3,813	Discounted cash flow	Discount rates	6.50% - 7.00%
			Exit capitalization rates	5.00% - 5.50%
			Holding period	10 years
Investment in joint ventures	$11,031	Discounted cash flow	Unlevered IRR	12.02% - 12.37%
			Exit capitalization rates	4.97% - 5.15%
			Holding period	3 years
Earnout liability	$7,278	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	6.05%

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range
Earnout liability	$11,958	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	5.53%

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The tables below present a summary of the changes in fair value of our investment in Fund VII and Earnout liability measured on a recurring basis:

	Three Months Ended	Six Months Ended
	March 31, 2025	March 31, 2025
Beginning balance	$4,113	$—
Changes in fair value for our investment in Fund VII	(300)	3,813
Ending balance	3,813	3,813

	Three Months Ended	Six Months Ended
	March 31, 2025	March 31, 2025
Beginning balance	$8,548	$11,958
Changes in fair value for our Earnout liability	(1,270)	(4,680)
Ending balance	$7,278	$7,278
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended March 31, 2025 and 2024, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$5,432	$22,797	$28,229	$6,089	$26,789	$32,878
ILPT	9,058	8,429	17,487	9,289	8,939	18,228
OPI	5,861	38,193	44,054	7,708	47,914	55,622
SVC	9,805	24,476	34,281	11,090	60,139	71,229
Total Managed Equity REITs	30,156	93,895	124,051	34,176	143,781	177,957
SEVN	1,144	1,320	2,464	1,195	1,478	2,673
	31,300	95,215	126,515	35,371	145,259	180,630
Private Capital:
AlerisLife	1,421	—	1,421	1,451	—	1,451
Sonesta	2,021	—	2,021	2,000	—	2,000
RMR Residential	5,259	6,052	11,311	5,462	7,413	12,875
Other private entities	5,504	17,825	23,329	5,362	15,431	20,793
	14,205	23,877	38,082	14,275	22,844	37,119

Total revenues from related parties	45,505	119,092	164,597	49,646	168,103	217,749
Income from loan investments, net	—	—	646	—	—	—
Rental property revenues	—	—	1,425	—	—	198
Total revenues from unrelated parties	—	—	2,071	—	—	198
Total revenues	$45,505	$119,092	$166,668	$49,646	$168,103	$217,947

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the six months ended March 31, 2025 and 2024, we recognized revenues from related parties as set forth in the following table:

	Six Months Ended March 31, 2025			Six Months Ended March 31, 2024
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$12,026	$65,294	$77,320	$12,410	$72,005	$84,415
ILPT	18,368	18,622	36,990	18,330	19,615	37,945
OPI	12,407	81,299	93,706	16,187	116,291	132,478
SVC	19,911	73,946	93,857	22,713	133,938	156,651
Total Managed Equity REITs	62,712	239,161	301,873	69,640	341,849	411,489
SEVN	2,374	2,799	5,173	2,628	3,012	5,640
	65,086	241,960	307,046	72,268	344,861	417,129
Private Capital:
AlerisLife	2,821	—	2,821	2,833	—	2,833
Sonesta	4,245	—	4,245	4,223	—	4,223
RMR Residential	10,424	13,389	23,813	6,176	8,325	14,501
Other private entities	10,321	33,659	43,980	10,664	30,070	40,734
	27,811	47,048	74,859	23,896	38,395	62,291

Total revenues from related parties	92,897	289,008	381,905	96,164	383,256	479,420
Income from loan investments, net	—	—	1,192	—	—	—
Rental property revenues	—	—	3,047	—	—	224
Total revenues from unrelated parties	—	—	4,239	—	—	224
Total revenues	$92,897	$289,008	$386,144	$96,164	$383,256	$479,644

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties

The following table presents amounts due from related parties as of the dates indicated:

	March 31, 2025			September 30, 2024
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$4,528	$12,007	$16,535	$6,307	$11,358	$17,665
ILPT	4,148	4,935	9,083	4,244	7,968	12,212
OPI	4,784	22,591	27,375	5,877	20,132	26,009
SVC	6,547	6,998	13,545	5,470	8,591	14,061
Total Managed Equity REITs	20,007	46,531	66,538	21,898	48,049	69,947
SEVN	1,241	1,951	3,192	2,551	2,601	5,152
	21,248	48,482	69,730	24,449	50,650	75,099
Private Capital:
AlerisLife	571	—	571	570	—	570
Sonesta	108	—	108	82	—	82
RMR Residential	9,914	—	9,914	9,587	—	9,587
Other private entities	3,200	12,147	15,347	3,909	54,133	58,042
	13,793	12,147	25,940	14,148	54,133	68,281
	$35,041	$60,629	$95,670	$38,597	$104,783	$143,380
Leases
As of March 31, 2025, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,334 and $1,438 for the three months ended March 31, 2025 and 2024, respectively, and $2,732 and $2,745 for the six months ended March 31, 2025 and 2024, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. As of March 31, 2025, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $20,863, including $2,421 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2025.
Pursuant to the RMR LLC operating agreement, for the six months ended March 31, 2025 and 2024, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $12,679 and $15,253, respectively, of which $6,741 and $8,092, respectively, was distributed to us and $5,938 and $7,161, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage at the time of distribution. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We use funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
RMR LLC entered into a letter agreement, or the Retirement Agreement, dated February 5, 2025, with Jennifer B. Clark, Executive Vice President, General Counsel and Secretary of RMR Inc. and of RMR LLC. For more information on the Retirement Agreement, see Part II, Item 5 “Other Information” of our Quarterly Report on Form 10-Q filed with the SEC on February 5, 2025.
For the three months ended March 31, 2025 and 2024, we recognized separation costs for certain officers and employees of $3,455 and $410, respectively, including cash separation costs of $3,178 and $0, respectively, and equity based separation costs of $277 and $410, respectively. For the six months ended March 31, 2025 and 2024, we recognized separation costs for certain officers and employees of $3,455 and $3,954, respectively, including cash separation costs of $3,178 and $3,446, respectively, and equity based separation costs of $277 and $508, respectively.
Note 11. Shareholders’ Equity
We award our Class A common stock, or Class A Common Shares, to our Directors, officers and employees under the Second Amended and Restated 2016 Omnibus Equity Plan adopted at our 2025 Annual Meeting of Shareholders. Director share awards vest immediately. Officer and employee share awards vest in five equal, consecutive, annual installments, with the first installment vesting on the date of award. We recognize forfeitures as they occur. Compensation expense related to share awards is determined based on the market value of our shares on the date of award, with the aggregate value of the awarded shares amortized to expense over the related vesting period. Expense recognized for Director share awards are included in general and administrative expenses and expense recognized for officer and employee share awards are included in equity based compensation in our condensed consolidated statements of income.
On March 27, 2025, we awarded 5,988 of our Class A Common Shares, valued at $16.70 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our six Directors as part of his or her annual compensation for serving as a Director. For the six months ended March 31, 2025, we recorded general and administrative expense of $600 for these awards.
Equity based compensation expense related to shares awarded to certain officers and employees was $474 and $458 for the three months ended March 31, 2025 and 2024, respectively, and $1,030 and $960 for the six months ended March 31, 2025 and 2024. As of March 31, 2025, we had 229,051 unvested shares outstanding which are scheduled to vest as follows: 90,701 shares in 2025, 62,858 shares in 2026, 47,145 shares in 2027 and 28,347 in 2028.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations for those eligible to do so. The repurchase price is based on the closing price of our Class A Common Shares on the date of repurchase. The aggregate value of 1,377 and 1,671 Class A Common Shares repurchased during the three and six months ended March 31, 2025 was $23 and $29, respectively, which is recorded as a decrease to additional paid in capital included in shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Distributions
During the six months ended March 31, 2025 and 2024, we declared and paid dividends on our Class A Common Shares and Class B-1 common stock, or Class B-1 Common Shares, as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Six Months Ended March 31, 2025
10/16/2024	10/28/2024	11/14/2024	$0.45	$7,581
1/16/2025	1/27/2025	2/20/2025	0.45	7,580
			$0.90	$15,161
Six Months Ended March 31, 2024
10/12/2023	10/23/2023	11/16/2023	$0.40	$6,684
1/11/2024	1/22/2024	2/15/2024	0.40	6,684
			$0.80	$13,368
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Six Months Ended March 31, 2025
10/16/2024	10/28/2024	11/14/2024	$0.32	$10,191	$5,391	$4,800
1/16/2025	1/27/2025	2/20/2025	0.32	10,190	5,390	4,800
			$0.64	$20,381	$10,781	$9,600
Six Months Ended March 31, 2024
10/12/2023	10/23/2023	11/16/2023	$0.32	$10,148	$5,348	$4,800
1/11/2024	1/22/2024	2/15/2024	0.32	10,147	5,347	4,800
			$0.64	$20,295	$10,695	$9,600
As of March 31, 2025 and September 30, 2024, we had cash and cash equivalents of $137,186 and $141,599, respectively, of which $21,317 and $23,189, respectively, was held by RMR Inc., and $115,869 and $118,410, respectively, was held by RMR LLC and its subsidiaries. The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On April 10, 2025, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of April 22, 2025, in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,596. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,201, of which $5,401 will be distributed to us based on our aggregate ownership of 16,879,239 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash held by RMR Inc. We expect to pay this dividend on or about May 15, 2025.
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, the assumed redemption would have on earnings per share, we considered net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three months ended March 31, 2025, the assumed redemption is anti-dilutive to earnings per share. For the three months ended March 31, 2024 and the six months ended March 31, 2025 and 2024, the assumed redemption is dilutive to earnings per share.
The calculation of basic and diluted earnings per share for the three and six months ended March 31, 2025 and 2024, is as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerators:
Net income attributable to The RMR Group Inc.	$3,616	$5,862	$9,996	$12,859
Less: income attributable to unvested participating securities	(104)	(78)	(209)	(159)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	3,512	5,784	9,787	12,700
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	—	78	209	159
Add back: net income attributable to noncontrolling interest in The RMR Group LLC (1)	—	6,863	12,059	15,394
Add back: income tax expense	—	2,120	3,854	4,758
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (2)	—	(4,268)	(7,477)	(9,398)
Net income used in calculating diluted EPS	$3,512	$10,577	$18,432	$23,613

Denominators:
Common shares outstanding	16,879	16,731	16,879	16,731
Less: unvested participating securities and incremental impact of weighted average	(263)	(216)	(265)	(220)
Weighted average common shares outstanding - basic	16,616	16,515	16,614	16,511
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	—	15,000	15,000	15,000
Add: incremental unvested shares	—	24	3	14
Weighted average common shares outstanding - diluted	16,616	31,539	31,617	31,525

Net income attributable to The RMR Group Inc. per common share - basic	$0.21	$0.35	$0.59	$0.77
Net income attributable to The RMR Group Inc. per common share - diluted	$0.21	$0.34	$0.58	$0.75
(1)Net loss attributable to noncontrolling interest in consolidated entity is not adjusted when calculating diluted earnings per share.
(2)Income tax expense assumes the hypothetical conversion of the noncontrolling interest in The RMR Group LLC, which results in an estimated tax rate of 28.9% for the six months ended March 31, 2025 and 28.7% and 28.5% for the three and six months ended March 31, 2024, respectively.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 13. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three months ended March 31, 2025 and 2024, is calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Income before income tax expense	$9,072	$14,833	$25,656	$32,997
RMR Inc. franchise tax expense and interest income	(125)	(297)	(247)	(429)
Net income before noncontrolling interest	8,947	14,536	25,409	32,568
Net income attributable to noncontrolling interest in The RMR Group LLC	(4,337)	(6,863)	(12,059)	(15,394)
Net loss attributable to noncontrolling interest in consolidated entity	259	12	253	14
Net income attributable to RMR Inc. before income tax expense	4,869	7,685	13,603	17,188
Income tax expense attributable to RMR Inc.	(1,378)	(2,120)	(3,854)	(4,758)
RMR Inc. franchise tax expense and interest income	125	297	247	429
Net income attributable to RMR Inc.	$3,616	$5,862	$9,996	$12,859
Note 14. Subsequent Events
As part of our strategic initiative to expand our private capital business, our plan is to acquire a small portfolio of value-add retail properties to establish a track record in this sector for future fundraising efforts. In April 2025, we closed an acquisition of a 77% leased, 22-acre community shopping center in Chicago, IL for a purchase price of $21,250, excluding closing costs. We acquired this value-add property in an all-cash transaction.

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
Beyond general CRE trends, we also take into account broader economic factors impacting our clients. CRE investors entered 2025 with cautious optimism. By the end of 2024, citing progress towards attaining its 2% inflation target, the Federal Open Market Committee, or FOMC, lowered the targeted federal funds rate by a combined 100 basis points, providing CRE investors a level of certainty and conviction around buy, sell or refinance decisions, and debt liquidity continued to return to the market.

The cautious optimism that was common in the markets earlier in the year has now begun to wane as investors direct their attention to the administration’s new trade policies and recent tariff announcements. Although we believe markets had already priced in a baseline level of tariffs, the ultimate scope and magnitude of the announced rates were unexpected, creating new uncertainty and capital markets volatility.

The FOMC’s dual mandate to ensure price stability and to maximize employment is again in focus. An increased risk of an economic recession may lead to job losses and the FOMC may need to consider lowering the target federal funds rate, a potentially welcome outcome for leveraged property owners. Alternatively, widespread tariffs, if prolonged, may contribute to greater inflation, which could cause the FOMC to consider maintaining or even increasing rates to slow potential, long-term inflationary pressures.

At the beginning of the year, CRE investors believed they had a clear view on the path of short-term rates while 5- and 10-year U.S. Treasury yields remained somewhat elevated. Today, it is much less clear what the FOMC’s intentions are going forward and what the outlook is for short-term interest rates in the current economic climate. As for longer term interest rates, the 5- and 10-year U.S. Treasury yields continue to be elevated and quite volatile, making it difficult for borrowers that must refinance maturing loans to lock in long-term fixed rates in this environment.

Both we and our clients will continue to balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and increased operating costs. We also look to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
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
The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of March 31, 2025 and 2024, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		March 31,
REIT	Primary Strategy	2025	2024
DHC	Medical office and life science properties, senior living communities and other healthcare related properties	$3,469,383	$3,644,100
ILPT	Industrial and logistics properties	4,530,731	4,603,897
OPI	Office properties primarily leased to single tenants and those with high credit quality characteristics	2,468,647	2,728,780
SVC	Hotels and service-focused retail net lease properties	6,211,123	6,756,986
		$16,679,884	$17,733,763
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
The basis on which our base business management fees are calculated for the three and six months ended March 31, 2025 and 2024 may differ from the basis at the end of the periods presented in the table above. As of March 31, 2025, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of March 31, 2025, were $7,416,599, $5,703,960, $5,352,300 and $11,363,702, respectively.
The fee revenues we earned from the Managed Equity REITs for the three and six months ended March 31, 2025 and 2024 are set forth in the following tables:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$3,913	$1,286	$233	$5,432	$4,154	$1,415	$520	$6,089
ILPT	5,760	3,257	41	9,058	5,875	3,341	73	9,289
OPI	2,843	2,668	350	5,861	3,307	3,630	771	7,708
SVC	7,062	2,086	657	9,805	7,910	1,484	1,696	11,090
	$19,578	$9,297	$1,281	$30,156	$21,246	$9,870	$3,060	$34,176

	Six Months Ended March 31, 2025				Six Months Ended March 31, 2024
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$8,198	$2,631	$1,197	$12,026	$7,961	$2,873	$1,576	$12,410
ILPT	11,678	6,479	211	18,368	11,753	6,380	197	18,330
OPI	5,830	5,575	1,002	12,407	6,627	7,077	2,483	16,187
SVC	14,271	3,594	2,046	19,911	16,455	2,380	3,878	22,713
	$39,977	$18,279	$4,456	$62,712	$42,796	$18,710	$8,134	$69,640
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
In addition, we also provide management services to certain other Private Capital clients, including high-quality institutional investors relationships we maintain through RMR Residential, and earn fees based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction supervision fees based on a percentage of the cost of construction activities. RMR Residential also provides us the potential to generate a carried interest on any new co-investments in the future.
Our management fee revenues from services to these clients for the three and six months ended March 31, 2025 and 2024, are set forth in the following tables:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$1,421	$—	$—	$1,421	$1,451	$—	$—	$1,451
Sonesta	2,021	—	—	2,021	2,000	—	—	2,000
RMR Residential	120	4,873	266	5,259	154	4,902	406	5,462
Other private entities	3,017	2,239	248	5,504	3,008	2,209	145	5,362
SEVN	—	21	—	21	—	9	—	9
	$6,579	$7,133	$514	$14,226	$6,613	$7,120	$551	$14,284

	Six Months Ended March 31, 2025				Six Months Ended March 31, 2024
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$2,821	$—	$—	$2,821	$2,833	$—	$—	$2,833
Sonesta	4,245	—	—	4,245	4,223	—	—	4,223
RMR Residential	274	9,398	752	10,424	175	5,528	473	6,176
Other private entities	6,046	3,864	411	10,321	6,064	4,325	275	10,664
SEVN	—	37	5	42	—	18	—	18
	$13,386	$13,299	$1,168	$27,853	$13,295	$9,871	$748	$23,914

Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
Tremont earned advisory services revenue of $1,104 and $1,126 for the three months ended March 31, 2025 and 2024, respectively, and $2,245 and $2,251 for the six months ended March 31, 2025 and 2024, respectively. Tremont also earned incentive fees from SEVN of $19 and $60 for the three months ended March 31, 2025 and 2024, respectively, and $87 and $359 for the six months ended March 31, 2025 and 2024, respectively.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024
The following table presents the changes in our operating results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues:
Management services	$44,382	$48,460	$(4,078)	(8.4)%
Incentive fees	19	60	(41)	(68.3)%
Advisory services	1,104	1,126	(22)	(2.0)%
Total management, incentive and advisory services revenues	45,505	49,646	(4,141)	(8.3)%
Income from loan investments, net	646	—	646	n/m
Rental property revenues	1,425	198	1,227	n/m
Reimbursable compensation and benefits	20,611	22,629	(2,018)	(8.9)%
Reimbursable equity based compensation	1,132	242	890	n/m
Other reimbursable expenses	97,349	145,232	(47,883)	(33.0)%
Total reimbursable costs	119,092	168,103	(49,011)	(29.2)%
Total revenues	166,668	217,947	(51,279)	(23.5)%
Expenses:
Compensation and benefits	42,051	44,168	(2,117)	(4.8)%
Equity based compensation	1,606	700	906	129.4%
Separation costs	3,455	410	3,045	n/m
Total compensation and benefits expense	47,112	45,278	1,834	4.1%
General and administrative	11,246	11,693	(447)	(3.8)%
Other reimbursable expenses	97,349	145,232	(47,883)	(33.0)%
Rental property expenses	395	66	329	n/m
Transaction and acquisition related costs	549	2,328	(1,779)	(76.4)%
Depreciation and amortization	2,457	1,223	1,234	100.9%
Total expenses	159,108	205,820	(46,712)	(22.7)%
Operating income	7,560	12,127	(4,567)	(37.7)%
Interest income	1,377	2,523	(1,146)	(45.4)%
Interest expense	(871)	(80)	(791)	n/m
Change in fair value of Earnout liability	1,270	(300)	1,570	n/m
(Loss) gain on investments	(709)	563	(1,272)	n/m
Gain on sale of real estate	445	—	445	n/m
Income before income tax expense	9,072	14,833	(5,761)	(38.8)%
Income tax expense	(1,378)	(2,120)	742	35.0%
Net income	7,694	12,713	(5,019)	(39.5)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(4,337)	(6,863)	2,526	36.8%
Net loss attributable to other noncontrolling interests	259	12	247	n/m
Net income attributable to The RMR Group Inc.	$3,616	$5,862	$(2,246)	(38.3)%
n/m - not meaningful
Management services revenue. Management services revenue decreased $4,078 primarily due to decreases in base business management revenues from the Managed Equity REITs of $1,668 due to declines in their respective enterprise values, as well as $1,781 in lower construction supervision revenues at the Managed Equity REITs due to lower levels of capital spend.

Income from loan investments, net. Income from loan investments, net includes loan investment interest income of $1,454 for loans originated, partially offset by interest expense of $808 incurred as part of our private capital business which began in the fourth fiscal quarter of 2024.
Rental property revenues. Rental property revenues includes base rental income and non-cash straight line rent adjustments for our rental properties. Rental property revenues increased $1,227 primarily due to our acquisition of a property in Denver, CO in the fourth fiscal quarter of 2024.
Reimbursable compensation and benefits. Reimbursable compensation and benefits includes reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits decreased $2,018 primarily due to cost containment measures that included headcount reductions over the last twelve months.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue increased $890 primarily as a result of decreases in certain of our clients’ respective share prices in the prior fiscal period.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consists of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense decreased $2,117 due to cost containment measures that included headcount reductions over the last twelve months.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. We record an equal offsetting amount as reimbursable equity based compensation revenue for the value of awards under our clients’ equity compensation plans to certain of our employees. Equity based compensation increased $906 primarily as a result of decreases in certain of our clients’ respective share prices in the prior fiscal period.
Separation costs. Separation costs consists of employment termination costs. For further information about these costs, see Note 10, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consists of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs decreased $447 primarily due to decreases in third party construction supervision fees, partially offset by increases in professional fees.
Rental property expenses. Rental property expenses includes property operating expenses, such as real estate taxes, repairs and maintenance and utility costs incurred at our owned properties. Rental property expenses increased $329 primarily due to our acquisition of a property in Denver, CO in the fourth fiscal quarter of 2024.
Transaction and acquisition related costs. Transaction and acquisition related costs primarily represent costs associated with our acquisition of MPC and related integration expenses.
Depreciation and amortization. Depreciation and amortization increased $1,234 primarily due to depreciation in the current fiscal quarter of our owned property in Denver, CO, which was acquired in the fourth fiscal quarter of 2024.
Interest income. Interest income decreased $1,146 due to a lower amount of investable cash and lower average interest rates during the current fiscal period compared to the prior period.
Interest expense. Interest expense increased $791 primarily due to a mortgage note encumbering our owned property in Denver, CO, which was acquired in the fourth fiscal quarter of 2024.
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
Gain on sale of real estate. We recorded a $445 gain on sale of real estate resulting from the sale of 260 Woodstock, GA during the current fiscal period.
Income tax expense. The decrease in income tax expense of $742 is primarily attributable to lower taxable income.

Six Months Ended March 31, 2025, Compared to the Six Months Ended March 31, 2024
The following table presents the changes in our operating results for the six months ended March 31, 2025 compared to the six months ended March 31, 2024:

	Six Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues:
Management services	$90,565	$93,554	$(2,989)	(3.2)%
Incentive fees	87	359	(272)	(75.8)%
Advisory services	2,245	2,251	(6)	(0.3)%
Total management, incentive and advisory services revenues	92,897	96,164	(3,267)	(3.4)%
Income from loan investments, net	1,192	—	1,192	n/m
Rental property revenues	3,047	224	2,823	n/m
Reimbursable compensation and benefits	42,401	39,457	2,944	7.5%
Reimbursable equity based compensation	702	2,569	(1,867)	(72.7)%
Other reimbursable expenses	245,905	341,230	(95,325)	(27.9)%
Total reimbursable costs	289,008	383,256	(94,248)	(24.6)%
Total revenues	386,144	479,644	(93,500)	(19.5)%
Expenses:
Compensation and benefits	84,613	78,940	5,673	7.2%
Equity based compensation	1,732	3,529	(1,797)	(50.9)%
Separation costs	3,455	3,954	(499)	(12.6)%
Total compensation and benefits expense	89,800	86,423	3,377	3.9%
General and administrative	22,530	21,207	1,323	6.2%
Other reimbursable expenses	245,905	341,230	(95,325)	(27.9)%
Rental property expenses	821	78	743	n/m
Transaction and acquisition related costs	1,336	6,315	(4,979)	(78.8)%
Depreciation and amortization	4,804	1,646	3,158	191.9%
Total expenses	365,196	456,899	(91,703)	(20.1)%
Operating income	20,948	22,745	(1,797)	(7.9)%
Interest income	2,933	6,031	(3,098)	(51.4)%
Interest expense	(1,570)	(91)	(1,479)	n/m
Change in fair value of Earnout liability	4,680	(300)	4,980	n/m
(Loss) gain on investments	(1,780)	4,612	(6,392)	(138.6)%
Gain on sale of real estate	445	—	445	n/m
Income before income tax expense	25,656	32,997	(7,341)	(22.2)%
Income tax expense	(3,854)	(4,758)	904	19.0%
Net income	21,802	28,239	(6,437)	(22.8)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(12,059)	(15,394)	3,335	21.7%
Net loss attributable to other noncontrolling interests	253	14	239	n/m
Net income attributable to The RMR Group Inc.	$9,996	$12,859	$(2,863)	(22.3)%
n/m - not meaningful
Management services revenue. Management services revenue decreased $2,989 primarily due to lower construction supervision revenues at the Managed Equity REITs of $3,675 due to lower levels of capital spend, as well as base business management revenues from the Managed Equity REITs of $2,819 due to declines in their respective enterprise values, partially offset by growth in management services revenues of $3,172 related to our acquisition of MPC.
Income from loan investments, net. Income from loan investments, net includes loan investment interest income of $2,863 for loans originated, partially offset by interest expense of $1,671 incurred as part of our private capital business which began in the fourth fiscal quarter of 2024.

Rental property revenues. Rental property revenues includes base rental income and non-cash straight line rent adjustments for our rental properties. Rental property revenues increased $2,823 due to our acquisition of a property in Denver, CO in the fourth fiscal quarter of 2024.
Reimbursable compensation and benefits. Reimbursable compensation and benefits includes reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits increased $2,944 primarily due to the impact of a full period of RMR Residential’s operations following our MPC acquisition in December 2023, partially offset by cost containment measures that included headcount reductions over the last twelve months.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue decreased $1,867 primarily as a result of decreases in certain of our clients’ respective share prices.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consists of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $5,673 due to the impact of a full quarter of RMR Residential’s operations following our MPC acquisition in December 2023, partially offset by cost containment measures that included headcount reductions over the last twelve months.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. We record an equal offsetting amount as reimbursable equity based compensation revenue for the value of awards under our clients’ equity compensation plans to certain of our employees. Equity based compensation decreased $1,797 primarily as a result of decreases in certain of our clients’ respective share prices.
Separation costs. Separation costs consists of employment termination costs. For further information about these costs, see Note 10, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consists of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $1,323 primarily due to the incremental costs generated by RMR Residential and other professional fees, partially offset by decreases in third party construction supervision fees.
Rental property expenses. Rental property expenses includes property operating expenses, such as real estate taxes, repairs and maintenance and utility costs incurred at our owned properties. Rental property expenses increased $743 primarily due to our acquisition of a property in Denver, CO in the fourth fiscal quarter of 2024.
Transaction and acquisition related costs. Transaction and acquisition related costs primarily represent costs associated with our acquisition of MPC and related integration expenses.
Depreciation and amortization. Depreciation and amortization increased $3,158 primarily due to full period amortization of MPC acquisition related intangible assets and depreciation of our owned properties in the current fiscal period.
Interest income. Interest income decreased $3,098 due to a lower amount of investable cash and lower average interest rates during the current fiscal period compared to the prior period.
Interest expense. Interest expense increased $1,479 primarily due to a mortgage note encumbering our owned property in Denver, CO, which was acquired in the fourth fiscal quarter of 2024.
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
Gain on sale of real estate. We recorded a $445 gain on sale of real estate resulting from the sale of one property during the current fiscal period.
Income tax expense. The decrease in income tax expense of $904 is primarily attributable to lower taxable income.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of March 31, 2025 and September 30, 2024, we had cash and cash equivalents of $137,186 and $141,599, respectively, of which $21,317 and $23,189, respectively, was held by RMR Inc., with the remainder being held at RMR LLC and its subsidiaries. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2025 and September 30, 2024, $82,925 and $92,326, respectively, of our cash and cash equivalents were invested in money market bank accounts.
We believe that our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, to fund our operations and cash distributions and enhance our technology infrastructure, in the next twelve months. Our experienced platform and existing relationships with institutional investors has provided us with significant opportunities to continue expanding our private capital business. We intend to diversify and further grow our private capital revenues by sponsoring and managing new real estate related investment funds and joint ventures that may invest in the equity of real estate or provide commercial mortgage loans secured by middle market and transitional real estate in the U.S. We anticipate that using our capital for possible formation costs and co-investment in these ventures will diversify our revenues and generate management fees, incentive fees and potential carried interest.
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
In January 2025, we entered into a credit agreement, or our credit agreement, for a $100,000 senior secured revolving credit facility, or our revolving credit facility. Our revolving credit facility is secured by substantially all of our assets and provides us with enhanced financial flexibility as we continue to invest in our private capital business and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to ongoing minimum performance, our satisfying certain financial covenants and other credit facility conditions. As of April 30, 2025, we had no amounts outstanding.
Cash Flows
The $2,978 increase in net cash flows provided by operating activities for the six months ended March 31, 2025 compared to the prior period reflects favorable changes in working capital, partially offset by a decrease in net income. The $69,512 decrease in net cash flows used in investing activities for the six months ended March 31, 2025 compared to the prior period was due to our acquisition of MPC in the prior period. Net cash flows used in financing activities for the six months ended March 31, 2025 was relatively unchanged compared to the prior period.
As of March 31, 2025, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 10, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of March 31, 2025, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of 20,863, of which we expect to pay 2,421 to ABP Trust during the fourth quarter of fiscal year 2025.
Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted in foreign currencies. As of March 31, 2025, our floating rate debt consisted of our purchased assets, which are governed by our master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement and directly relate to our underlying loans held for investment. We are required to pay interest on our floating rate debt at a rate of SOFR plus a premium and earn interest on our underlying loans held for investment at a rate of SOFR plus a premium that is in excess of the premium paid on our floating rate debt. Changes in market interest rates would not impact the fixed spread that we earn between our purchased assets and our loans held for investment. As a result, we are not subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, or commodity price changes; however, if any of these risks were to negatively impact our clients’ businesses or market capitalization, our revenues would likely decline. We are subject to the credit risk of our borrowers in connection with our loans held for investment. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that may adversely impact our operating results.
In January 2025, we entered into our credit agreement governing our revolving credit facility. Interest payable on borrowings under our credit agreement is at a rate of SOFR plus a margin of 225 basis points. Accordingly, we may be vulnerable to changes in U.S. dollar based short term rates, specifically SOFR. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. As of April 30, 2025, we had no amounts outstanding.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “opportunity”, “may”, “positioned”, “potential” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our business strategy; economic and industry conditions; the impact and opportunities for our and our clients’ businesses from business cycles in the U.S. real estate industry as well as economic and industry conditions; our belief that it is possible to grow real estate based businesses in selected property types or geographic areas despite general national trends; our liquidity, including its sufficiency to pursue a range of capital allocation strategies and fund our operations and enhance our technology infrastructure and risk exposure; and our sustainability practices.
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

•The ability of our clients to operate their businesses profitably, optimize their capital structures, comply with the terms of their debt agreements and financial covenants and to grow and increase their market capitalizations and total shareholder returns,
•Our ability to successfully provide management services to our clients,
•Our ability to maintain or increase the distributions we pay to our shareholders,
•Our ability to successfully pursue and execute capital allocation and new business strategies,
•Our ability to prudently invest in our business to enhance our operations, services and competitive positioning,
•Our ability to successfully grow the RMR Residential business and realize our expected returns on our investment within the anticipated timeframe,
•Our ability to successfully integrate acquired businesses and realize our expected returns on our investments,
•The ability of Tremont to identify and close suitable investments for our private capital debt vehicle, or our Real Estate Lending Venture, and SEVN and to monitor, service and administer existing investments,
•Our ability to obtain additional capital from third party investors in our Real Estate Lending Venture in order to make additional investments and to increase potential returns,
•Changes to our operating leverage or client diversity,
•Risks related to the security of our network and information technology,
•Litigation risks,
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
The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2025:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
March 1 - March 31, 2025	1,377	$16.70	N/A	N/A
Total	1,377	$16.70	N/A	N/A
(1)These Class A Common Share withholdings and purchases were made to satisfy tax withholding and payment obligations in connection with the vesting of awards of our Class A Common Shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our Class A Common Shares at the close of trading on Nasdaq on the purchase dates.
Item 5. Other Information
On May 2, 2025, the Board, accepting the recommendation of the Compensation Committee of the Board (the “Compensation Committee”), adopted the RMR Residential Promote Program (the “Promote Program”). The purpose of the Promote Program is to enable RMR LLC and its subsidiaries to attract, retain and incentivize senior level employees, advisors and other service providers of RMR LLC and its subsidiaries and to enable such individuals to acquire an interest in a share of the income and distributions related to certain investments by RMR Residential and to otherwise participate in the long-term growth and financial success of RMR Residential. Fifty percent of the pool of distributions from each selected investment will be allocated to a subsidiary of RMR LLC, and fifty percent of the pool will be available for participants in the Promote Program. Each participant in the Promote Program will be allocated a percentage of the aggregate interests available to participants for the applicable RMR Residential investment and will become a member of RMR Employee Carry Holdco LLC, a Delaware limited liability company managed by RMR LLC (“RMR Employee Carry”), which will hold indirect interests in certain investments made by RMR Residential.
Each participant in the Promote Program will execute an individual participation agreement (a “Participation Agreement”) that sets forth the terms and conditions of the Promote Program, including without limitation, such participant’s obligation to make a capital contribution to RMR Employee Carry in respect of the applicable RMR Residential investment and a four year service-based vesting schedule. The Participation Agreement will provide the percentage of the distributions from RMR Employee Carry that a participant will be entitled to receive, subject to adjustment as set forth in the RMR Employee Carry Amended and Restated Limited Liability Company Agreement, dated as of May 2, 2025, (the “RMR Employee Carry LLC Agreement”). The Participation Agreement also contains certain restrictive covenants, including among others, non-solicitation and non-disparagement, and provides that interests are subject to forfeiture in certain circumstances, including without limitation, breach of covenants or termination of employment for cause. Pursuant to the RMR Employee Carry LLC Agreement, if a participant is no longer employed by or affiliated with RMR LLC or its subsidiaries or affiliates, then the non-vested portion of such participant’s interests under the Promote Program will be forfeited and the vested portion will be converted to a non-voting economic interest.
The Promote Program will be administered by RMR LLC which will have authority to determine the participants and the respective amounts of such participants’ interests under the Promote Program, other than with respect to any of the Company’s named executive officers whose respective allocations under the Promote Program will be determined by the Compensation Committee.
On May 2, 2025, pursuant to the Promote Program, the Compensation Committee set (i) an allocation of up to 6.5% of the aggregate participants’ interests in each RMR Residential investment for each of Adam Portnoy, the Company’s President and Chief Executive Officer and Matthew P. Jordan, the Company’s Executive Vice President, Chief Financial Officer and Treasurer and (ii) an allocation of up to 2.0% of the aggregate participants’ interests in each RMR Residential investment for Christopher J. Bilotto, an Executive Vice President of the Company, and for each other named executive officer of the Company who participates in the Promote Program, in each case subject to the terms and conditions of the respective Participation Agreements.

The foregoing summary of the Promote Program is qualified in its entirety by reference to the form of Participation Agreement and the Excerpt of Certain Provisions from the RMR Employee Carry LLC Agreement, a copy of each of which is filed as Exhibit 10.4 and Exhibit 10.5, respectively, attached hereto.
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

10.2
Letter Agreement, dated as of February 5, 2025, by and among The RMR Group LLC and Jennifer B. Clark (+) (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 5, 2025.)

10.3
The RMR Group Inc. Second Amended and Restated 2016 Omnibus Equity Plan. (+) (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the U.S. Securities and Exchange Commissions on March 27, 2025.)

10.4	Form of Participation Agreement. (+) (Filed herewith.)
10.5	Excerpt of Certain Provisions from the RMR Employee Carry LLC Agreement. (+) (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)
(+) Contract with management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew P. Jordan
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Date: May 6, 2025