Form 10-Q
period 2025-06-30
RMR GROUP INC.
filed 2025-08-05
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 1, 2025, there were 15,869,689 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

June 30, 2025

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	June 30,	September 30,
	2025	2024
Assets
Cash and cash equivalents held by The RMR Group Inc.	$22,086	$23,189
Cash and cash equivalents held by The RMR Group LLC	99,198	118,410
Due from related parties	84,341	134,030
Prepaid and other current assets	15,746	9,789
Assets held for sale	—	8,700
Total current assets	221,371	294,118
Loans held for investment, net of allowance for credit losses of $526 and $343, respectively	63,824	56,221
Property and equipment, net of accumulated depreciation of $6,265 and $3,447, respectively	91,144	76,433
Due from related parties, net of current portion	6,013	9,350
Investments	35,469	23,733
Goodwill	71,761	71,761
Intangible assets, net of accumulated amortization of $7,216 and $3,719, respectively	21,955	20,299
Operating lease right of use assets	23,843	27,353
Deferred tax asset	13,637	15,163
Other assets, net of accumulated amortization of $94,802 and $87,740, respectively	99,001	106,063
Total assets	$648,018	$700,494

Liabilities and Equity
Reimbursable accounts payable and accrued expenses	$46,678	$90,444
Accounts payable and accrued expenses	45,197	31,599
Current portion of Earnout liability	—	517
Operating lease liabilities	5,574	5,906
Liabilities held for sale	—	4,973
Total current liabilities	97,449	133,439
Operating lease liabilities, net of current portion	18,633	22,147
Amounts due pursuant to tax receivable agreement, net of current portion	18,442	18,442
Employer compensation liability, net of current portion	6,013	9,350
Earnout liability, net of current portion	6,108	11,441
Secured financing facility, net	46,681	41,109
Mortgage note payable, net	45,359	45,149
Total liabilities	238,685	281,077

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 32,500,000 and 31,950,000 shares authorized, respectively; 15,869,860 and 15,846,025 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	121,148	118,811
Retained earnings	450,408	436,226
Cumulative common distributions	(340,251)	(317,495)
Total shareholders’ equity	231,337	237,574
Noncontrolling interest in The RMR Group LLC	175,409	181,439
Noncontrolling interest in other consolidated entities	2,587	404
Total noncontrolling interests	177,996	181,843
Total equity	409,333	419,417
Total liabilities and equity	$648,018	$700,494
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Management services	$42,724	$47,769	$133,289	$141,323
Incentive fees	229	370	316	729
Advisory services	1,115	1,127	3,360	3,378
Total management, incentive and advisory services revenues	44,068	49,266	136,965	145,430
Income from loan investments, net	677	—	1,869	—
Rental property revenues	2,033	191	5,080	415
Reimbursable compensation and benefits	18,337	22,786	60,738	62,243
Reimbursable equity based compensation	1,636	1,088	2,338	3,657
Other reimbursable expenses	87,977	132,339	333,882	473,569
Total reimbursable costs	107,950	156,213	396,958	539,469
Total revenues	154,728	205,670	540,872	685,314
Expenses:
Compensation and benefits	38,603	45,031	123,216	123,971
Equity based compensation	2,090	1,614	3,822	5,143
Separation costs	1,880	771	5,335	4,725
Total compensation and benefits expense	42,573	47,416	132,373	133,839
General and administrative	9,631	11,436	32,161	32,643
Other reimbursable expenses	87,977	132,339	333,882	473,569
Rental property expenses	748	79	1,569	157
Transaction and acquisition related costs	820	915	2,156	7,230
Depreciation and amortization	3,006	1,234	7,810	2,880
Total expenses	144,755	193,419	509,951	650,318
Operating income	9,973	12,251	30,921	34,996
Interest income	1,182	2,638	4,115	8,669
Interest expense	(1,062)	(80)	(2,632)	(171)
Change in fair value of Earnout liability	1,170	1,064	5,850	764
(Loss) gain on investments	(215)	188	(1,995)	4,800
Gain on sale of real estate	—	—	445	—
Income before income tax expense	11,048	16,061	36,704	49,058
Income tax expense	(1,753)	(3,657)	(5,607)	(8,415)
Net income	9,295	12,404	31,097	40,643
Net income attributable to noncontrolling interest in The RMR Group LLC	(5,200)	(7,482)	(17,259)	(22,876)
Net loss attributable to other noncontrolling interests	91	13	344	27
Net income attributable to The RMR Group Inc.	$4,186	$4,935	$14,182	$17,794

Weighted average common shares outstanding - basic	16,660	16,542	16,630	16,522
Weighted average common shares outstanding - diluted	16,660	16,542	31,633	16,522

Net income attributable to The RMR Group Inc. per common share - basic	$0.25	$0.29	$0.83	$1.06
Net income attributable to The RMR Group Inc. per common share - diluted	$0.25	$0.29	$0.82	$1.06
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

								Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Other Consolidated Entities	Total Equity
Balance at September 30, 2024	$16	$1	$15	$118,811	$436,226	$(317,495)	$237,574	$181,439	$404	$419,417
Share awards, net	—	—	—	550	—	—	550	—	—	550
Net income	—	—	—	—	6,380	—	6,380	7,722	6	14,108
Tax distributions to member	—	—	—	—	—	—	—	(2,886)	—	(2,886)
Common share distributions	—	—	—	—	—	(7,581)	(7,581)	(4,800)	—	(12,381)
Consolidation of investments	—	—	—	—	—	—	—	—	2,936	2,936
Balance at December 31, 2024	16	1	15	119,361	442,606	(325,076)	236,923	181,475	3,346	421,744
Share awards, net	—	—	—	1,328	—	—	1,328	—	—	1,328
Net income	—	—	—	—	3,616	—	3,616	4,337	(259)	7,694
Tax distributions to member	—	—	—	—	—	—	—	(3,052)	—	(3,052)
Common share distributions	—	—	—	—	—	(7,580)	(7,580)	(4,800)	—	(12,380)
Member distributions upon sale of 260 Woodstock	—	—	—	—	—	—	—	—	(409)	(409)
Balance at March 31, 2025	16	1	15	120,689	446,222	(332,656)	234,287	177,960	2,678	414,925
Share awards, net	—	—	—	459	—	—	459	—	—	459
Net income	—	—	—	—	4,186	—	4,186	5,200	(91)	9,295
Tax distributions to member	—	—	—	—	—	—	—	(2,951)	—	(2,951)
Common share distributions	—	—	—	—	—	(7,595)	(7,595)	(4,800)	—	(12,395)
Balance at June 30, 2025	$16	$1	$15	$121,148	$450,408	$(340,251)	$231,337	$175,409	$2,587	$409,333

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

								Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Other Consolidated Entities	Total Equity
Balance at September 30, 2023	$16	$1	$15	$116,010	$413,096	$(289,072)	$240,066	$183,597	$—	$423,663
Share awards, net	—	—	—	588	—	—	588	—	—	588
Net income	—	—	—	—	6,997	—	6,997	8,531	(2)	15,526
Tax distributions to member	—	—	—	—	—	—	—	(4,102)	—	(4,102)
Common share distributions	—	—	—	—	—	(6,684)	(6,684)	(4,800)	—	(11,484)
Acquisition of MPC Partnership Holdings LLC	—	—	—	—	—	—	—	—	444	444
Balance at December 31, 2023	16	1	15	116,598	420,093	(295,756)	240,967	183,226	442	424,635
Share awards, net	—	—	—	1,356	—	—	1,356	—	—	1,356
Net income	—	—	—	—	5,862	—	5,862	6,863	(12)	12,713
Tax distributions to member	—	—	—	—	—	—	—	(3,059)	—	(3,059)
Common share distributions	—	—	—	—	—	(6,684)	(6,684)	(4,800)	—	(11,484)
Balance at March 31, 2024	16	1	15	117,954	425,955	(302,440)	241,501	182,230	430	424,161
Share awards, net	—	—	—	500	—	—	500	—	—	500
Net income	—	—	—	—	4,935	—	4,935	7,482	(13)	12,404
Tax distributions to member	—	—	—	—	—	—	—	(3,079)	—	(3,079)
Common share distributions	—	—	—	—	—	(7,529)	(7,529)	(4,800)	—	(12,329)
Balance at June 30, 2024	$16	$1	$15	$118,454	$430,890	$(309,969)	$239,407	$181,833	$417	$421,657
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$31,097	$40,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,810	2,880
Straight line rent, net	(335)	(265)
Amortization expense related to other assets	7,062	7,062
Reversal of credit losses	(36)	—
Provision for deferred income taxes	1,526	1,545
Gain on sale of real estate	(445)	—
Change in fair value of Earnout liability	(5,850)	(764)
Operating expenses paid in The RMR Group Inc. common shares	2,500	2,594
Distributions from investments	1,793	1,793
Loss (gain) on investments	1,995	(4,800)
Changes in assets and liabilities:
Due from related parties	45,570	17,757
Prepaid and other current assets	(5,957)	(246)
Reimbursable accounts payable and accrued expenses	(43,766)	(13,306)
Accounts payable and accrued expenses	17,154	12,176
Net cash provided by operating activities	60,118	67,069

Cash Flows from Investing Activities:
Acquisition of MPC Partnership Holdings LLC, net of cash acquired	—	(78,771)
Rental property acquisition	(21,509)	—
Additional funding of loans held for investment	(7,430)	—
Purchase of property and equipment	(2,574)	(2,624)
Investment in fund	(768)	—
Investment in joint ventures	(11,134)	—
Proceeds from sale of property	4,198	—
Net cash used in investing activities	(39,217)	(81,395)

Cash Flows from Financing Activities:
Proceeds from secured financing facility	5,573	—
Payment of deferred financing fees	(172)	—
Distributions to noncontrolling interests	(23,289)	(24,640)
Distributions to common shareholders	(22,756)	(20,897)
Member distributions upon sale of 260 Woodstock	(409)	—
Repurchase of common shares	(163)	(150)
Net cash used in financing activities	(41,216)	(45,687)

Decrease in cash and cash equivalents	(20,315)	(60,013)
Cash and cash equivalents at beginning of period	141,599	267,989
Cash and cash equivalents at end of period	$121,284	$207,976

Supplemental Disclosures:
Income taxes paid	$4,240	$8,362
Interest paid	$4,488	$—

Non-cash investing and financing activities:
Recognition of right of use assets and related lease liabilities	$1,352	$3,157
Recognition of Earnout liability	$—	$14,547
Assumption of mortgage note payable	$—	$5,429
Property and equipment accrued, not paid	$160	$618
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
As of June 30, 2025, RMR Inc. owned 15,869,860 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 52.9% of the economic interest of RMR LLC as of June 30, 2025. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 47.1% of the economic interest of RMR LLC as of June 30, 2025, which is presented as noncontrolling interest in the RMR Group LLC within the condensed consolidated financial statements. Adam Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
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
Recent Accounting Pronouncements
Segments. On November 27, 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the CODM and included in each reported measure of segment profit or loss; ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification, or ASC, 280, Segment Reporting, or ASC 280, in interim periods; and iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. The implementation of this ASU will not have a material impact on our consolidated financial statements and we will apply the requirements of ASU No. 2023-07 for our fiscal year ending September 30, 2025 and subsequent interim periods.
Income Taxes. On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance its annual income tax disclosures by requiring: i) consistent categories and greater disaggregation of information in the rate reconciliation, and ii) income taxes paid disaggregated by jurisdiction. The implementation of this ASU will not have a material impact on our consolidated financial statements and we will apply the requirements of ASU No. 2023-07 for our fiscal year ending September 30, 2026.
Note 3. Acquisitions
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
As part of the Acquisition, we acquired a 90.0% economic ownership interest in 260 Woodstock Investor, LLC, a mixed-use apartment complex located in Woodstock, GA, or the Woodstock Property. In January 2025, we sold the Woodstock Property for a sales price of $9,800, excluding closing costs, and recorded a $445 gain on sale of real estate for the nine months ended June 30, 2025. We received net proceeds of $4,198 and made capital distributions to members of 260 Woodstock Investor, LLC of $409 for the nine months ended June 30, 2025.
Wholly Owned Value-Add Retail
In the third fiscal quarter of 2025, we acquired a community shopping center near Chicago, IL in an all-cash transaction for a purchase price of $21,250, excluding $259 in capitalized acquisition costs. This transaction was accounted for as an asset acquisition. Our allocation of the purchase price of this acquisition is based on the relative fair value of the acquired assets and liabilities as follows:

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Land	$5,405
Building and improvements	11,146
Acquired leases	5,498
Below market lease liability	(540)
Total consideration	$21,509
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
We earned aggregate base business management fees from the Managed Equity REITs of $19,476 and $20,604 for the three months ended June 30, 2025 and 2024, respectively, and $59,453 and $63,400 for the nine months ended June 30, 2025 and 2024, respectively.
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
We earned aggregate base business management fees from the Private Capital clients of $7,216 and $7,226 for the three months ended June 30, 2025 and 2024, respectively, and $20,602 and $20,521 for the nine months ended June 30, 2025 and 2024, respectively.
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
For the three months ended June 30, 2025 and 2024, we earned aggregate property management fees of $16,032 and $19,939, respectively, including construction supervision fees of $1,623 and $3,567, respectively. For the nine months ended June 30, 2025 and 2024, we earned aggregate property management fees of $52,570 and $57,402, respectively, including construction supervision fees of $7,247 and $12,449, respectively.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Management Agreements with Joint Ventures
We enter into joint venture arrangements with the intent to acquire, improve and sell commercial real estate. We have management agreements with these joint ventures that entitle us to certain fees, such as property management, construction management fees and reimbursements of certain costs incurred on behalf of the joint ventures. Other applicable fees include:
Acquisition Fees — We recognize revenue when the performance obligation related to the acquisition services is satisfied, typically at the closing of the real estate transaction. Acquisition fees are recorded in management services in our condensed consolidated statements of income. We recognized acquisition fee revenue of $664 for the nine months ended June 30, 2025.
Carried Interest Revenues — For certain investments, through our subsidiaries, we invest alongside limited partners in investment vehicles and are entitled to a pro-rata share of their results, or a pro-rata allocation. In addition to a pro-rata allocation, and assuming certain investment returns are achieved, we are entitled to a disproportionate allocation of the income otherwise allocable to the limited partners, commonly referred to as a carried interest. We recognize carried interest in accordance with the performance-based fee arrangements outlined in our investment management agreements. Carried interest is recognized when the performance criteria specified in the agreements are met, typically upon the realization of investment gains that exceed a predetermined hurdle rate. The recognition of such revenues is contingent upon the achievement of both the investment return threshold and the requisite performance period. This ensures that the earnings process is substantially complete, the amount is reasonably estimable and it is no longer probable that there will be significant reversals. Given the unique nature of each fee arrangement and need for significant judgment, contracts with our clients are evaluated on an individual basis to determine the timing of revenue recognition. Accordingly, a portion of fees we recognize may be partially related to services performed in prior periods that meet recognition criteria in the current period. We did not recognize any carried interest revenues for the three and nine months ended June 30, 2025 and 2024.
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
For the three months ended June 30, 2025 and 2024, we earned incentive fees from SEVN of $229 and $370, respectively, and $316 and $729 for the nine months ended June 30, 2025 and 2024, respectively. We earned advisory services revenue of $1,115 and $1,127 for the three months ended June 30, 2025 and 2024, respectively, and $3,360 and $3,378 for the nine months ended June 30, 2025 and 2024, respectively.
Other Revenues
Income from our loan investments related to our commercial real estate mortgage loans is generally accrued based on the coupon rates applied to the outstanding principal balance of such loans. Fees, premiums and discounts, if any, will be amortized or accreted into income from loan investments over the remaining term of such loans using the effective interest method, as adjusted for any prepayments. For the three and nine months ended June 30, 2025, we earned income from loan investments, net of $677 and $1,869, respectively.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Leases with our residential and retail tenants provide for base rent payments and may include variable payments or non-lease components, such as property level operating expenses reimbursed by our tenants as well as other required lease payments. We have made the policy election not to separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of non-lease components are the same as those of the lease components. Rental income from these operating leases is recognized on a straight line basis when collectability of substantially all of the lease payments is probable. For the three months ended June 30, 2025 and 2024, we earned rental property revenues of $2,033 and $191, respectively, and $5,080 and $415 for the nine months ended June 30, 2025 and 2024, respectively.
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
During the three and nine months ended June 30, 2025, we funded an additional $6,030 and $7,430, respectively, to the borrower of our floating rate first mortgage loan secured by an industrial property in Wayne, PA.
During the three and nine months ended June 30, 2025, we amortized an aggregate $121 and $356, respectively, in deferred origination fees and exit fees. As of June 30, 2025 and September 30, 2024, deferred origination fees of $439 and $651, respectively, remain unamortized and we accrued $179 and $35, respectively, in exit fee receivables, which we include in loans held for investment in our condensed consolidated balance sheets.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The table below provides overall statistics for our loan portfolio as of June 30, 2025 and September 30, 2024:

	June 30, 2025	September 30, 2024
Number of loans	2	2
Total loan commitments	$67,000	$67,000
Unfunded loan commitments (1)	$2,390	$9,820
Principal balance	$64,610	$57,180
Weighted average coupon rate	8.40%	9.15%
Weighted average all in yield (2)	9.27%	10.13%
Weighted average floor	4.34%	4.34%
Weighted average maximum maturity (years) (3)	4.02	4.80
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
Credit Quality Information
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. As of June 30, 2025, our two loans had an internal risk rating of 3. See our 2024 Annual Report on Form 10-K for more information regarding our loan risk ratings.
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
We estimate credit losses over a reasonable and supportable forecast period of 12 months, followed by a straight-line reversion period of 12 months back to average historical losses. As of June 30, 2025 and September 30, 2024, we recorded an allowance for credit losses of $526 and $343, respectively, related to our then outstanding loans held for investment and increased accounts payable and accrued expenses by $40 and $259, respectively, related to then unfunded loan commitments. Aggregate provision for (reversal of) credit losses was $117 and $(36) for the three and nine months ended June 30, 2025, respectively.
We have elected to exclude accrued interest receivable from amortized cost and not to measure an allowance for credit losses on accrued interest receivable. Accrued interest receivables are generally written off when payments are 120 days past due. Such amounts, if any, are reversed against interest income and no further interest will be recorded until it is collected. As of June 30, 2025, we recognized $388 in prepaid and other current assets in our condensed consolidated balance sheets related to accrued interest receivable on our loans and no amounts were written off for the three and nine months ended June 30, 2025.
As of June 30, 2025 and August 1, 2025, our borrowers with outstanding loans had paid their debt service obligations owed and due to us. Prior to June 30, 2025, the borrower of our floating rate first mortgage loan secured by a hotel in Revere, MA gave notice of its intent to make a $3,000 partial repayment on its loan by August 10, 2025.
Note 6. Indebtedness
Secured Financing Facility, Net
Our secured financing facility is governed by our master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement. See our 2024 Annual Report on Form 10-K for more information regarding our UBS Master Repurchase Agreement and secured financing facility.
During the three and nine months ended June 30, 2025, we borrowed an additional $5,573 on our secured financing facility to fund advances to the borrower of our floating rate first mortgage loan secured by an industrial property in Wayne, PA.
Our secured financing facility has an aggregate maximum capacity of $200,000 and the table below summarizes our secured financing facility as of June 30, 2025 and September 30, 2024:

	Principal Balance	Carrying Value(1)	Coupon Rate (2)	Remaining Maturity (years)	Maturity Date	Collateral Principal Balance
June 30, 2025:
Revere, MA (Hotel)	$28,770	$28,437	7.23%	1.00	7/1/2026	$40,000
Wayne, PA (Industrial)	18,458	18,244	7.18%	2.05	7/18/2027	24,610
Total/weighted average	$47,228	$46,681	7.21%	1.40		$64,610

September 30, 2024:
Revere, MA (Hotel)	$28,770	$28,393	7.82%	1.75	7/1/2026	$40,000
Wayne, PA (Industrial)	12,885	12,716	7.77%	2.80	7/18/2027	17,180
Total/weighted average	$41,655	$41,109	7.80%	2.10		$57,180
(1)During the nine months ended June 30, 2025, we paid $172 in deferred financing fees. Deferred financing costs of $547 remain unamortized as of June 30, 2025.
(2)The coupon rate is determined using the Secured Overnight Financing Rate, or SOFR, plus a spread ranging from 2.85% to 2.90%, as applicable, for the respective borrowings under our secured financing facility as of the applicable date.
As of June 30, 2025, we were in compliance with the covenants and other terms of the agreements that govern our secured financing facility.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Mortgage Note Payable, Net
As of June 30, 2025, one of our residential properties is encumbered by a $46,500 mortgage loan with a 5.34% fixed interest rate. This mortgage loan requires monthly payments of interest only until maturity in July 2029. Deferred financing fees incurred in connection with this mortgage financing are amortized over the term of the mortgage agreement and are recorded as a component of interest expense in our condensed consolidated statements of income. Unamortized deferred financing fees totaled $1,141 as of June 30, 2025.
Senior Secured Revolving Credit Facility
In January 2025, we entered into a credit agreement, or our credit agreement, for a $100,000 senior secured revolving credit facility, or our revolving credit facility. Our revolving credit facility is secured by certain of our assets and existing management agreements and provides us with enhanced financial flexibility as we continue to invest in our private capital initiatives and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to ongoing minimum performance, our satisfying certain financial covenants and other credit facility conditions. As of June 30, 2025 and August 1, 2025, we had no amounts outstanding.
Note 7. Investments
Seven Hills Realty Trust
As of June 30, 2025, Tremont owned 1,708,058, or approximately 11.4%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our investment in SEVN and determined fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of June 30, 2025 and September 30, 2024, based on quoted market prices, was $20,617 and $23,520, respectively. The unrealized (loss) gain in our condensed consolidated statements of income related to our investment in SEVN was $(120) and $188 for the three months ended June 30, 2025 and 2024, respectively, and $(1,110) and $4,800 for the nine months ended June 30, 2025 and 2024, respectively. We received distributions from SEVN of $597 and $598 for the three months ended June 30, 2025 and 2024, respectively, and $1,793 for the nine months ended June 30, 2025 and 2024.
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
In December 2024, we funded a $768 capital call to MF VII and reevaluated our consolidation considerations. As a result of our increased equity interest of 14.3% and existing influence over MF VII’s most significant activities, we concluded that we control MF VII and, therefore, consolidated its financial position and results as of and for the three and nine months ended June 30, 2025, which included $687 in accounts payable and accrued expenses. As of June 30, 2025, MF VII owned a $3,718 investment in Carroll Multifamily Venture VII, LP, or Fund VII. MF VII accounts for its investment in Fund VII using the equity method of accounting because it is deemed to exert significant influence, but not control, over Fund VII’s most significant activities. MF VII elected the fair value option to account for its investment in Fund VII and determines fair value

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
using unobservable Level 3 inputs. The unrealized loss in our condensed consolidated statements of income related to our investment in MF VII was $95 and $885 for the three and nine months ended June 30, 2025, respectively.
Joint Ventures
We own equity interests in two joint ventures: (i) a 225-unit residential community in Pompano Beach, FL, or the Pompano JV, and (ii) a 400-unit residential community in Sunrise, FL, or the Sunrise JV, which were acquired for an aggregate purchase price of $190,100. As general partner of both joint ventures, we made an aggregate equity contribution of $11,134 during the nine months ended June 30, 2025, with institutional investors funding the remaining equity. We are entitled to construction management and property management fees pursuant to management agreements with these joint ventures and are also entitled to a carried interest if we meet certain investment returns. We account for our investments in the Pompano JV and Sunrise JV using the equity method of accounting because we are deemed to exert significant influence, but not control, over these joint ventures’ most significant activities. We elected the fair value option to account for our investments and determined their fair values using unobservable Level 3 inputs. There was no change in the fair value of our investments in the Pompano JV and Sunrise JV for the three and nine months ended June 30, 2025.
For further information regarding the fair value of these investments and the inputs used, see Note 9, Fair Value of Financial Instruments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Note 8. Income Taxes
We are the sole managing member of RMR LLC. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its tax consolidated subsidiaries. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. During the three and nine months ended June 30, 2025 and 2024, all of our income before taxes was derived solely from domestic operations.
For the three months ended June 30, 2025 and 2024, we recognized estimated income tax expense of $1,753 and $3,657, respectively, which includes $1,268 and $1,557, respectively, of U.S. federal income tax and $485 and $2,100, respectively, of state income taxes. For the nine months ended June 30, 2025 and 2024, we recognized estimated income tax expense of $5,607 and $8,415, respectively, which includes $4,066 and $4,904, respectively, of U.S. federal income tax and $1,541 and $3,511, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.1%	3.0%	3.1%	2.8%
Permanent items	1.4%	0.9%	0.9%	0.7%
Uncertain tax position reserve, net of federal benefit	0.3%	7.7%	0.2%	2.5%
Net income attributable to noncontrolling interest	(9.9)%	(9.8)%	(9.9)%	(9.8)%
Total	15.9%	22.8%	15.3%	17.2%
The components of the deferred tax assets as of June 30, 2025 and 2024 are entirely comprised of the outside basis difference in our partnership interest in RMR LLC.
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
We continue to be subject to federal, state, and local income tax audit examinations for open periods, which can lead to adjustments to our provision for income taxes, the resolution of which may be highly uncertain. We have accrued an uncertain tax position reserve related to an ongoing examination with a state jurisdiction for the fiscal years ending September 30, 2019 and thereafter, the impact of which is not significant to our condensed consolidated financial statements. Our policy is to include interest expense related to unrecognized tax benefits within the provision for income taxes in our condensed consolidated statements of income. We do not reasonably expect any significant changes relating to our unrecognized tax benefits within the next twelve months.
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
As of June 30, 2025 and September 30, 2024, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
We estimate the fair value of our fixed rate mortgage note payable, loans held for investment and outstanding principal balances under our secured financing facility using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.
The table below provides information regarding these financial instruments not carried at fair value in our condensed consolidated balance sheets as of June 30, 2025 and September 30, 2024:

	As of June 30, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans held for investment	$63,824	$64,895	$56,221	$57,365
Secured financing facility	46,681	47,726	41,109	41,793
Mortgage note payable	45,359	46,070	45,149	46,520
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The following tables present our financial assets and liabilities that have been measured at fair value on a recurring basis:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$6,883	$6,883	$—	$—
Investment in SEVN	20,617	20,617	—	—
Investment in Fund VII	3,718	—	—	3,718
Investment in joint ventures	11,134	—	—	11,134
Employer compensation liability related to share based payment awards	6,883	6,883	—	—
Earnout liability	6,108	—	—	6,108

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$14,339	$14,339	$—	$—
Investment in SEVN	23,520	23,520	—	—
Employer compensation liability related to share based payment awards	14,339	14,339	—	—
Earnout liability	11,958	—	—	11,958
The following tables present additional information about the valuation techniques and significant unobservable inputs for financial assets and liabilities that are measured at fair value and categorized within Level 3 as of June 30, 2025 and September 30, 2024:

	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range
Investment in Fund VII	$3,718	Discounted cash flow	Discount rates	6.50% - 7.00%
			Exit capitalization rates	5.00% - 5.50%
			Holding period	10 years
Investment in joint ventures	$11,134	Discounted cash flow	Unlevered IRR	12.02% - 12.37%
			Exit capitalization rates	4.97% - 5.15%
			Holding period	3 years
Earnout liability	$6,108	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	6.06%

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range
Earnout liability	$11,958	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	5.53%

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The tables below present a summary of the changes in fair value of our investment in Fund VII and Earnout liability measured on a recurring basis:

	Three Months Ended	Nine Months Ended
	June 30, 2025	June 30, 2025
Beginning balance	$3,813	$—
Changes in fair value for our investment in Fund VII	(95)	3,718
Ending balance	3,718	3,718

	Three Months Ended	Nine Months Ended
	June 30, 2025	June 30, 2025
Beginning balance	$7,278	$11,958
Changes in fair value for our Earnout liability	(1,170)	(5,850)
Ending balance	$6,108	$6,108
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended June 30, 2025 and 2024, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$5,292	$21,453	$26,745	$5,847	$24,175	$30,022
ILPT	9,135	10,727	19,862	9,073	8,338	17,411
OPI	5,781	38,762	44,543	7,307	52,386	59,693
SVC	9,621	18,900	28,521	10,430	47,690	58,120
Total Managed Equity REITs	29,829	89,842	119,671	32,657	132,589	165,246
SEVN	1,360	1,264	2,624	1,511	1,401	2,912
	31,189	91,106	122,295	34,168	133,990	168,158
Private Capital:
AlerisLife	1,452	—	1,452	1,442	—	1,442
Sonesta	2,628	—	2,628	2,624	—	2,624
RMR Residential	3,454	5,110	8,564	5,688	7,924	13,612
Other private entities	5,345	11,734	17,079	5,344	14,299	19,643
	12,879	16,844	29,723	15,098	22,223	37,321

Total revenues from related parties	44,068	107,950	152,018	49,266	156,213	205,479
Income from loan investments, net	—	—	677	—	—	—
Rental property revenues	—	—	2,033	—	—	191
Total revenues from unrelated parties	—	—	2,710	—	—	191
Total revenues	$44,068	$107,950	$154,728	$49,266	$156,213	$205,670

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the nine months ended June 30, 2025 and 2024, we recognized revenues from related parties as set forth in the following table:

	Nine Months Ended June 30, 2025			Nine Months Ended June 30, 2024
	Total			Total
	Management			Management
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$17,318	$86,747	$104,065	$18,257	$96,180	$114,437
ILPT	27,503	29,349	56,852	27,403	27,953	55,356
OPI	18,188	120,061	138,249	23,494	168,677	192,171
SVC	29,532	92,846	122,378	33,143	181,628	214,771
Total Managed Equity REITs	92,541	329,003	421,544	102,297	474,438	576,735
SEVN	3,734	4,063	7,797	4,139	4,413	8,552
	96,275	333,066	429,341	106,436	478,851	585,287
Private Capital:
AlerisLife	4,273	—	4,273	4,275	—	4,275
Sonesta	6,873	—	6,873	6,847	—	6,847
RMR Residential	13,878	18,499	32,377	11,864	16,249	28,113
Other private entities	15,666	45,393	61,059	16,008	44,369	60,377
	40,690	63,892	104,582	38,994	60,618	99,612

Total revenues from related parties	136,965	396,958	533,923	145,430	539,469	684,899
Income from loan investments, net	—	—	1,869	—	—	—
Rental property revenues	—	—	5,080	—	—	415
Total revenues from unrelated parties	—	—	6,949	—	—	415
Total revenues	$136,965	$396,958	$540,872	$145,430	$539,469	$685,314

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties

The following table presents amounts due from related parties as of the dates indicated:

	June 30, 2025			September 30, 2024
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$4,533	$10,053	$14,586	$6,307	$11,358	$17,665
ILPT	4,236	6,003	10,239	4,244	7,968	12,212
OPI	4,705	22,105	26,810	5,877	20,132	26,009
SVC	7,251	4,927	12,178	5,470	8,591	14,061
Total Managed Equity REITs	20,725	43,088	63,813	21,898	48,049	69,947
SEVN	1,391	1,681	3,072	2,551	2,601	5,152
	22,116	44,769	66,885	24,449	50,650	75,099
Private Capital:
AlerisLife	523	—	523	570	—	570
Sonesta	52	—	52	82	—	82
RMR Residential	11,045	—	11,045	9,587	—	9,587
Other private entities	3,056	8,793	11,849	3,909	54,133	58,042
	14,676	8,793	23,469	14,148	54,133	68,281
	$36,792	$53,562	$90,354	$38,597	$104,783	$143,380
Leases
As of June 30, 2025, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,519 and $1,435 for the three months ended June 30, 2025 and 2024, respectively, and $4,251 and $4,180 for the nine months ended June 30, 2025 and 2024, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. As of June 30, 2025, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $20,863, including $2,421 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2025.
Pursuant to the RMR LLC operating agreement, for the nine months ended June 30, 2025 and 2024, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $18,903 and $21,886, respectively, of which $10,014 and $11,646, respectively, was distributed to us and $8,889 and $10,240, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage at the time of distribution. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We use funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
For the three months ended June 30, 2025 and 2024, we recognized separation costs for certain officers and employees of $1,880 and $771, respectively, including cash separation costs of $1,741 and $771, respectively, and equity based separation costs of $139 and $0, respectively. For the nine months ended June 30, 2025 and 2024, we recognized separation costs for certain officers and employees of $5,335 and $4,725, respectively, including cash separation costs of $4,919 and $4,217, respectively, and equity based separation costs of $416 and $508, respectively.
Bridge Loan to Fund VI
On July 29, 2025, we provided a $5,500 bridge loan to Carroll Multifamily Venture VI, LP, or Fund VI, for the repayment of existing indebtedness and general corporate purposes. The loan carries interest at a rate of SOFR plus a margin of 400 basis points with a maturity date on January 29, 2026. The general partner of Fund VI is an indirect, wholly owned subsidiary of RMR LLC.
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
On March 27, 2025, we awarded 5,988 of our Class A Common Shares, valued at $16.70 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our six Directors as part of his or her annual compensation for serving as a Director. For the nine months ended June 30, 2025, we recorded general and administrative expense of $600 for these awards.
Equity based compensation expense related to shares awarded to certain officers and employees was $454 and $526 for the three months ended June 30, 2025 and 2024, respectively, and $1,484 and $1,486 for the nine months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had 201,584 unvested shares outstanding which are scheduled to vest as follows: 70,180 shares in 2025, 59,699 shares in 2026, 44,771 shares in 2027 and 26,934 in 2028.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations for those eligible to do so. The repurchase price is based on the closing price of our Class A Common Shares on the date of repurchase. The aggregate value of the 8,710 and 10,381 Class A Common Shares repurchased during the three and nine months ended June 30, 2025, respectively, was $134 and $163, respectively, which is recorded as a decrease to additional paid in capital included in shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Distributions
During the nine months ended June 30, 2025 and 2024, we declared and paid dividends on our Class A Common Shares and Class B-1 common stock, or Class B-1 Common Shares, as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Nine Months Ended June 30, 2025
10/16/2024	10/28/2024	11/14/2024	$0.45	$7,581
1/16/2025	1/27/2025	2/20/2025	0.45	7,580
4/10/2025	4/22/2025	5/15/2025	0.45	7,595
			$1.35	$22,756
Nine Months Ended June 30, 2024
10/12/2023	10/23/2023	11/16/2023	$0.40	$6,684
1/11/2024	1/22/2024	2/15/2024	0.40	6,684
4/11/2024	4/22/2024	5/16/2024	0.45	7,529
			$1.25	$20,897
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Nine Months Ended June 30, 2025
10/16/2024	10/28/2024	11/14/2024	$0.32	$10,191	$5,391	$4,800
1/16/2025	1/27/2025	2/20/2025	0.32	10,190	5,390	4,800
4/10/2025	4/22/2025	5/15/2025	0.32	10,201	5,401	4,800
			$0.96	$30,582	$16,182	$14,400
Nine Months Ended June 30, 2024
10/12/2023	10/23/2023	11/16/2023	$0.32	$10,148	$5,348	$4,800
1/11/2024	1/22/2024	2/15/2024	0.32	10,147	5,347	4,800
4/11/2024	4/22/2024	5/16/2024	0.32	10,154	5,354	4,800
			$0.96	$30,449	$16,049	$14,400
As of June 30, 2025 and September 30, 2024, we had cash and cash equivalents of $121,284 and $141,599, respectively, of which $22,086 and $23,189, respectively, was held by RMR Inc., and $99,198 and $118,410, respectively, was held by RMR LLC and its subsidiaries. The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On July 10, 2025, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of July 21, 2025, in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,591. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,198, of which $5,398 will be distributed to us based on our aggregate ownership of 16,869,860 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash held by RMR Inc. We expect to pay this dividend on or about August 14, 2025.
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
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, the assumed redemption would have on earnings per share, we considered net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three months ended June 30, 2025 and 2024, the assumed redemption is anti-dilutive to earnings per share. For the nine months ended June 30, 2025, the assumed redemption is dilutive to earnings per share, while the assumed redemption is anti-dilutive to earnings per share for the nine months ended June 30, 2024.
The calculation of basic and diluted earnings per share for the three and nine months ended June 30, 2025 and 2024, is as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Numerators:
Net income attributable to The RMR Group Inc.	$4,186	$4,935	$14,182	$17,794
Less: income attributable to unvested participating securities	(101)	(76)	(310)	(235)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	4,085	4,859	13,872	17,559
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	—	—	310	—
Add back: net income attributable to noncontrolling interest in The RMR Group LLC (1)	—	—	17,259	—
Add back: income tax expense	—	—	5,607	—
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (2)	—	—	(11,037)	—
Net income used in calculating diluted EPS	$4,085	$4,859	$26,011	$17,559

Denominators:
Common shares outstanding	16,870	16,729	16,870	16,729
Less: unvested participating securities and incremental impact of weighted average	(210)	(187)	(240)	(207)
Weighted average common shares outstanding - basic	16,660	16,542	16,630	16,522
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	—	—	15,000	—
Add: incremental unvested shares	—	—	3	—
Weighted average common shares outstanding - diluted	16,660	16,542	31,633	16,522

Net income attributable to The RMR Group Inc. per common share - basic	$0.25	$0.29	$0.83	$1.06
Net income attributable to The RMR Group Inc. per common share - diluted	$0.25	$0.29	$0.82	$1.06
(1)Net loss attributable to noncontrolling interest in consolidated entity is not adjusted when calculating diluted earnings per share.
(2)Income tax expense assumes the hypothetical conversion of the noncontrolling interest in The RMR Group LLC, which results in an estimated tax rate of 29.8% for the nine months ended June 30, 2025.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 13. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three months ended June 30, 2025 and 2024, is calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Income before income tax expense	$11,048	$16,061	$36,704	$49,058
RMR Inc. franchise tax expense and interest income	(107)	(187)	(354)	(616)
Net income before noncontrolling interest	10,941	15,874	36,350	48,442
Net income attributable to noncontrolling interest in The RMR Group LLC	(5,200)	(7,482)	(17,259)	(22,876)
Net loss attributable to other noncontrolling interests	91	13	344	27
Net income attributable to RMR Inc. before income tax expense	5,832	8,405	19,435	25,593
Income tax expense attributable to RMR Inc.	(1,753)	(3,657)	(5,607)	(8,415)
RMR Inc. franchise tax expense and interest income	107	187	354	616
Net income attributable to RMR Inc.	$4,186	$4,935	$14,182	$17,794

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
U.S. trade and fiscal policy, coupled with ongoing geopolitical tensions, has caused uncertainty in financial markets. As a result, we believe many CRE investors continue to remain on the sidelines, waiting until they have greater clarity on the outcomes of negotiations with U.S. trade partners, new tariff announcements, domestic fiscal policy initiatives and the path of interest rates to make buy and sell decisions.
Despite the macroeconomic uncertainty, both we and our clients will continue to balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, prudent capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and increased operating costs. We also look to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
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

The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of June 30, 2025 and 2024, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		June 30,
REIT	Primary Strategy	2025	2024
DHC	Medical office and life science properties, senior living communities and other healthcare related properties	$3,576,962	$3,845,905
ILPT	Industrial and logistics properties	4,525,348	4,559,824
OPI	Office properties primarily leased to single tenants and those with high credit quality characteristics	2,448,412	2,422,103
SVC	Hotels and service-focused retail net lease properties	6,224,431	6,535,337
		$16,775,153	$17,363,169
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
The basis on which our base business management fees are calculated for the three and nine months ended June 30, 2025 and 2024 may differ from the basis at the end of the periods presented in the table above. As of June 30, 2025, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of June 30, 2025, were $7,359,403, $5,708,810, $5,362,975 and $11,375,020, respectively.
The fee revenues we earned from the Managed Equity REITs for the three and nine months ended June 30, 2025 and 2024 are set forth in the following tables:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$3,859	$1,220	$213	$5,292	$4,101	$1,413	$333	$5,847
ILPT	5,793	3,237	105	9,135	5,854	3,104	115	9,073
OPI	2,778	2,628	375	5,781	3,057	3,172	1,078	7,307
SVC	7,046	2,110	465	9,621	7,592	1,504	1,334	10,430
	$19,476	$9,195	$1,158	$29,829	$20,604	$9,193	$2,860	$32,657

	Nine Months Ended June 30, 2025				Nine Months Ended June 30, 2024
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$12,057	$3,851	$1,410	$17,318	$12,062	$4,286	$1,909	$18,257
ILPT	17,471	9,716	316	27,503	17,607	9,484	312	27,403
OPI	8,608	8,203	1,377	18,188	9,684	10,249	3,561	23,494
SVC	21,317	5,704	2,511	29,532	24,047	3,884	5,212	33,143
	$59,453	$27,474	$5,614	$92,541	$63,400	$27,903	$10,994	$102,297
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
Our management fee revenues from services to these clients for the three and nine months ended June 30, 2025 and 2024, are set forth in the following tables:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$1,452	$—	$—	$1,452	$1,442	$—	$—	$1,442
Sonesta	2,628	—	—	2,628	2,624	—	—	2,624
RMR Residential	118	2,958	378	3,454	153	4,985	550	5,688
Other private entities	3,018	2,240	87	5,345	3,007	2,180	157	5,344
SEVN	—	16	—	16	—	14	—	14
	$7,216	$5,214	$465	$12,895	$7,226	$7,179	$707	$15,112

	Nine Months Ended June 30, 2025				Nine Months Ended June 30, 2024
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$4,273	$—	$—	$4,273	$4,275	$—	$—	$4,275
Sonesta	6,873	—	—	6,873	6,847	—	—	6,847
RMR Residential	392	12,356	1,130	13,878	328	10,513	1,023	11,864
Other private entities	9,064	6,104	498	15,666	9,071	6,505	432	16,008
SEVN	—	53	5	58	—	32	—	32
	$20,602	$18,513	$1,633	$40,748	$20,521	$17,050	$1,455	$39,026

Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
Tremont earned advisory services revenue of $1,115 and $1,127 for the three months ended June 30, 2025 and 2024, respectively, and $3,360 and $3,378 for the nine months ended June 30, 2025 and 2024, respectively. Tremont also earned incentive fees from SEVN of $229 and $370 for the three months ended June 30, 2025 and 2024, respectively, and $316 and $729 for the nine months ended June 30, 2025 and 2024, respectively.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024
The following table presents the changes in our operating results for the three months ended June 30, 2025 compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues:
Management services	$42,724	$47,769	$(5,045)	(10.6)%
Incentive fees	229	370	(141)	(38.1)%
Advisory services	1,115	1,127	(12)	(1.1)%
Total management, incentive and advisory services revenues	44,068	49,266	(5,198)	(10.6)%
Income from loan investments, net	677	—	677	n/m
Rental property revenues	2,033	191	1,842	n/m
Reimbursable compensation and benefits	18,337	22,786	(4,449)	(19.5)%
Reimbursable equity based compensation	1,636	1,088	548	50.4%
Other reimbursable expenses	87,977	132,339	(44,362)	(33.5)%
Total reimbursable costs	107,950	156,213	(48,263)	(30.9)%
Total revenues	154,728	205,670	(50,942)	(24.8)%
Expenses:
Compensation and benefits	38,603	45,031	(6,428)	(14.3)%
Equity based compensation	2,090	1,614	476	29.5%
Separation costs	1,880	771	1,109	143.8%
Total compensation and benefits expense	42,573	47,416	(4,843)	(10.2)%
General and administrative	9,631	11,436	(1,805)	(15.8)%
Other reimbursable expenses	87,977	132,339	(44,362)	(33.5)%
Rental property expenses	748	79	669	n/m
Transaction and acquisition related costs	820	915	(95)	(10.4)%
Depreciation and amortization	3,006	1,234	1,772	143.6%
Total expenses	144,755	193,419	(48,664)	(25.2)%
Operating income	9,973	12,251	(2,278)	(18.6)%
Interest income	1,182	2,638	(1,456)	(55.2)%
Interest expense	(1,062)	(80)	(982)	n/m
Change in fair value of Earnout liability	1,170	1,064	106	10.0%
(Loss) gain on investments	(215)	188	(403)	n/m
Income before income tax expense	11,048	16,061	(5,013)	(31.2)%
Income tax expense	(1,753)	(3,657)	1,904	52.1%
Net income	9,295	12,404	(3,109)	(25.1)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(5,200)	(7,482)	2,282	30.5%
Net loss attributable to other noncontrolling interests	91	13	78	n/m
Net income attributable to The RMR Group Inc.	$4,186	$4,935	$(749)	(15.2)%
n/m - not meaningful
Management services revenue. Management services revenue decreased $5,045 primarily due to lower construction supervision revenues of $1,944 due to declines in capital spend at our Managed Equity REITs, lower property management revenues of $1,294 due to third party management transitions within RMR Residential and a decrease in base business management revenues from the Managed Equity REITs of $1,128 due to declines in their respective enterprise values.

Income from loan investments, net. Income from loan investments, net includes loan investment interest income of $1,498 for loans originated, partially offset by interest expense of $821 incurred as part of our private capital business which began in the fourth fiscal quarter of 2024.
Rental property revenues. Rental property revenues includes base rental income and non-cash straight line rent adjustments for our rental properties. Rental property revenues increased $1,842 primarily due to our acquisition of properties in Denver, CO and Chicago, IL after the third fiscal quarter of 2024.
Reimbursable compensation and benefits. Reimbursable compensation and benefits includes reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits decreased $4,449 primarily due to cost containment measures that included headcount reductions over the last twelve months.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue increased $548 primarily as a result of increases in certain of our clients’ respective share prices in the current fiscal period.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consists of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense decreased $6,428 due to cost containment measures that included headcount reductions over the last twelve months.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. We record an equal offsetting amount as reimbursable equity based compensation revenue for the value of awards under our clients’ equity compensation plans to certain of our employees. Equity based compensation increased $476 primarily as a result of increases in certain of our clients’ respective share prices in the current fiscal period.
Separation costs. Separation costs consists of employment termination costs. For further information about these costs, see Note 10, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consists of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs decreased $1,805 primarily due to declines in third party construction supervision fees and certain professional fees.
Rental property expenses. Rental property expenses includes property operating expenses, such as real estate taxes, repairs and maintenance and utility costs incurred at our owned properties. Rental property expenses increased $669 primarily due to our acquisition of properties in Denver, CO and Chicago, IL after the third fiscal quarter of 2024.
Transaction and acquisition related costs. Transaction and acquisition related costs primarily represent costs associated with our acquisition of MPC and related integration expenses.
Depreciation and amortization. Depreciation and amortization increased $1,772 primarily due to depreciation in the current fiscal quarter of our owned properties in Denver, CO and Chicago, IL, which were acquired after the third fiscal quarter of 2024.
Interest income. Interest income decreased $1,456 due to a lower amount of investable cash and lower average interest rates during the current fiscal period compared to the prior period.
Interest expense. Interest expense increased $982 primarily due to a mortgage note encumbering our owned property in Denver, CO, which was acquired in the fourth fiscal quarter of 2024.

Change in fair value of Earnout liability. For further information about the Earnout liability, see Note 9. Fair Value of Financial Instruments to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(Loss) gain on investments. (Loss) gain on investments represents the unrealized and realized gains or losses on our investment in SEVN common shares and investment in Carroll Multifamily Venture VII, LP, or Fund VII. For further information, see Note 7, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The decrease in income tax expense of $1,904 is primarily attributable to lower taxable income.

Nine Months Ended June 30, 2025, Compared to the Nine Months Ended June 30, 2024
The following table presents the changes in our operating results for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024:

	Nine Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues:
Management services	$133,289	$141,323	$(8,034)	(5.7)%
Incentive fees	316	729	(413)	(56.7)%
Advisory services	3,360	3,378	(18)	(0.5)%
Total management, incentive and advisory services revenues	136,965	145,430	(8,465)	(5.8)%
Income from loan investments, net	1,869	—	1,869	n/m
Rental property revenues	5,080	415	4,665	n/m
Reimbursable compensation and benefits	60,738	62,243	(1,505)	(2.4)%
Reimbursable equity based compensation	2,338	3,657	(1,319)	(36.1)%
Other reimbursable expenses	333,882	473,569	(139,687)	(29.5)%
Total reimbursable costs	396,958	539,469	(142,511)	(26.4)%
Total revenues	540,872	685,314	(144,442)	(21.1)%
Expenses:
Compensation and benefits	123,216	123,971	(755)	(0.6)%
Equity based compensation	3,822	5,143	(1,321)	(25.7)%
Separation costs	5,335	4,725	610	12.9%
Total compensation and benefits expense	132,373	133,839	(1,466)	(1.1)%
General and administrative	32,161	32,643	(482)	(1.5)%
Other reimbursable expenses	333,882	473,569	(139,687)	(29.5)%
Rental property expenses	1,569	157	1,412	n/m
Transaction and acquisition related costs	2,156	7,230	(5,074)	(70.2)%
Depreciation and amortization	7,810	2,880	4,930	171.2%
Total expenses	509,951	650,318	(140,367)	(21.6)%
Operating income	30,921	34,996	(4,075)	(11.6)%
Interest income	4,115	8,669	(4,554)	(52.5)%
Interest expense	(2,632)	(171)	(2,461)	n/m
Change in fair value of Earnout liability	5,850	764	5,086	n/m
(Loss) gain on investments	(1,995)	4,800	(6,795)	(141.6)%
Gain on sale of real estate	445	—	445	n/m
Income before income tax expense	36,704	49,058	(12,354)	(25.2)%
Income tax expense	(5,607)	(8,415)	2,808	33.4%
Net income	31,097	40,643	(9,546)	(23.5)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(17,259)	(22,876)	5,617	24.6%
Net loss attributable to other noncontrolling interests	344	27	317	n/m
Net income attributable to The RMR Group Inc.	$14,182	$17,794	$(3,612)	(20.3)%
n/m - not meaningful
Management services revenue. Management services revenue decreased $8,034 primarily due to lower construction supervision revenues at the Managed Equity REITs of $5,380 due to lower levels of capital spend and lower base business management revenues from the Managed Equity REITs of $3,947 due to declines in their respective enterprise values, partially offset by growth in management services revenues of $2,014 related to RMR Residential.
Income from loan investments, net. Income from loan investments, net includes loan investment interest income of $4,361 for loans originated, partially offset by interest expense of $2,492 incurred as part of our private capital business which began in the fourth fiscal quarter of 2024.

Rental property revenues. Rental property revenues increased $4,665 primarily due to our acquisition of properties in Denver, CO and Chicago, IL after the third fiscal quarter of 2024.
Reimbursable compensation and benefits. Reimbursable compensation and benefits decreased $1,505 primarily due to cost containment measures that included headcount reductions over the last twelve months, partially offset by the impact of a full period of RMR Residential’s operations following our MPC acquisition in December 2023.
Reimbursable equity based compensation. Reimbursable equity based compensation revenue decreased $1,319 primarily as a result of decreases in certain of our clients’ respective share prices in the current fiscal period.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits expense decreased $755 due to cost containment measures that included headcount reductions over the last twelve months, partially offset by the impact of a full nine-month period of RMR Residential’s operations following our MPC acquisition in December 2023.
Equity based compensation. Equity based compensation decreased $1,321 primarily as a result of decreases in certain of our clients’ respective share prices in the current fiscal period.
Separation costs. For further information about these costs, see Note 10, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs decreased $482 primarily due to declines in third party construction supervision fees, partially offset by the incremental costs generated by RMR Residential and other professional fees.
Rental property expenses. Rental property expenses increased $1,412 primarily due to our acquisition of properties in Denver, CO and Chicago, IL after the third fiscal quarter of 2024.
Transaction and acquisition related costs. Transaction and acquisition related costs primarily represent costs associated with our acquisition of MPC and related integration expenses.
Depreciation and amortization. Depreciation and amortization increased $4,930 primarily due to full period amortization of MPC acquisition related intangible assets and depreciation of our owned properties in the current fiscal period.
Interest income. Interest income decreased $4,554 due to a lower amount of investable cash and lower average interest rates during the current fiscal period compared to the prior period.
Interest expense. Interest expense increased $2,461 primarily due to a mortgage note encumbering our owned property in Denver, CO, which was acquired in the fourth fiscal quarter of 2024.
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
Income tax expense. The decrease in income tax expense of $2,808 is primarily attributable to lower taxable income.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of June 30, 2025 and September 30, 2024, we had cash and cash equivalents of $121,284 and $141,599, respectively, of which $22,086 and $23,189, respectively, was held by RMR Inc., with the remainder being held at RMR LLC and its subsidiaries. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2025 and September 30, 2024, $95,703 and $92,326, respectively, of our cash and cash equivalents were invested in money market bank accounts.
We believe that our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, to fund our operations and cash distributions and enhance our technology infrastructure, in the next twelve months. Our experienced platform and existing relationships with institutional investors has provided us with significant opportunities to continue expanding our private capital business. We intend to diversify and further grow our private capital revenues by acquiring new real estate, sponsoring and managing new real estate related investment funds and joint ventures that may invest in the equity of real estate or provide commercial mortgage loans secured by middle market and transitional real estate in the U.S. We anticipate that using our capital for possible formation costs and co-investment in these ventures will diversify our revenues and generate management fees, incentive fees and potential carried interest.
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
In January 2025, we entered into a credit agreement, or our credit agreement, for a $100,000 senior secured revolving credit facility, or our revolving credit facility. Our revolving credit facility is secured by substantially all of our assets and provides us with enhanced financial flexibility as we continue to invest in our private capital business and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to ongoing minimum performance, our satisfying certain financial covenants and other credit facility conditions. As of August 1, 2025, we had no amounts outstanding.
Cash Flows
The $6,951 decrease in net cash flows provided by operating activities for the nine months ended June 30, 2025 compared to the prior period reflects unfavorable changes in working capital and a decrease in net income. The $42,178 decrease in net cash flows used in investing activities for the nine months ended June 30, 2025 compared to the prior period was due to our acquisition of MPC in the prior period, partially offset by our acquisition of a property near Chicago, IL in the current period. The $4,471 decrease in net cash flows used in financing activities for the nine months ended June 30, 2025 compared to the prior period was due to borrowings on our secured financing facility in the current period.
As of June 30, 2025, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 10, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of June 30, 2025, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $20,863, of which we expect to pay $2,421 to ABP Trust during the fourth quarter of fiscal year 2025.

Market Risk and Credit Risk
We have not invested in derivative instruments, borrowed through issuing debt securities or transacted in foreign currencies. As of June 30, 2025, our floating rate debt consisted of our repurchase loans, which are governed by our master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement and directly relate to our underlying loans held for investment. We are required to pay interest on our floating rate debt at a rate of SOFR plus a premium and earn interest on our underlying loans held for investment at a rate of SOFR plus a premium that is in excess of the premium paid on our floating rate debt. Changes in market interest rates would not impact the fixed spread that we earn between our purchased assets and our loans held for investment. As a result, we are not subject to significant direct market risk related to interest rate changes, changes to the market standard for determining interest rates, or commodity price changes; however, if any of these risks were to negatively impact our clients’ businesses or market capitalization, our revenues would likely decline. We are subject to the credit risk of our borrowers in connection with our loans held for investment. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that may adversely impact our operating results.
In January 2025, we entered into our credit agreement governing our revolving credit facility. Interest payable on borrowings under our credit agreement is at a rate of SOFR plus a margin of 225 basis points. Accordingly, we may be vulnerable to changes in U.S. dollar based short term rates, specifically SOFR. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. As of August 1, 2025, we had no amounts outstanding.
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
Related Person Transactions
We have relationships and historical and continuing transactions with Adam Portnoy, the Chair of our Board and one of our Managing Directors, as well as our clients and certain employees. For further information about these and other such relationships and related person transactions, please see Note 10, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2024 Annual Report, our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in our 2024 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “opportunity”, “may”, “positioned”, “potential” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our business strategy; economic and industry conditions, including as a result of changing tariffs or trade policies and the related uncertainty thereof; the impact and opportunities for our and our clients’ businesses from business cycles in the U.S. real estate industry as well as economic and industry conditions, including interest rates; our belief that it is possible to grow real estate based businesses in selected property types or geographic areas despite general national trends; our liquidity, including its sufficiency to pursue a range of capital allocation strategies and fund our operations and enhance our technology infrastructure and risk exposure; our future profitability; and our sustainability practices.
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
The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2025:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
April 1 - April 30, 2025	1,993	$16.44	N/A	N/A
May 1 - May 31, 2025	4,396	$14.57	N/A	N/A
June 1 - June 30, 2025	2,321	$16.17	N/A	N/A
Total	8,710	$15.42	N/A	N/A
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
Matthew P. Jordan
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Date: August 5, 2025