Form 10-K
period 2025-09-30
RMR GROUP INC.
filed 2025-11-12
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting shares of Class A common stock, $0.001 par value, of the registrant held by non-affiliates was approximately $256.1 million based on the $16.65 closing price per common share on The Nasdaq Stock Market LLC, on March 31, 2025. For purposes of this calculation, an aggregate of 499,627 shares of Class A common stock, held directly by, or by affiliates of, the directors and executive officers of the registrant have been included in the number of common shares held by affiliates.
As of November 7, 2025, there were 16,061,399 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2026 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “opportunity”, “may”, “positioned”, “potential” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our business strategy; economic and industry conditions, including as a result of changing tariffs or trade policies and the related uncertainty thereof; the impact and opportunities for our and our clients’ businesses from business cycles in the U.S. real estate industry as well as economic and industry conditions, including interest rates; our belief that it is possible to grow real estate based businesses in selected property types or geographic areas despite national trends; our liquidity, including its sufficiency to pursue a range of capital allocation strategies and fund our operations and enhance our technology infrastructure and limit risk exposure; our future profitability; and our sustainability practices.
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
•Risks related to supply chain constraints, commodity pricing and inflation, including inflation impacting wages and employee benefits,
•Changing market conditions, practices and trends, which may adversely impact our clients and the fees we receive from them,
•OPI’s voluntary chapter 11 process to restructure its debt obligations and capital structure, which may reduce our management fee revenue over time and may result in reputational harm to us,
•Potential terminations of the management agreements with our clients,
•Uncertainty surrounding interest rates and sustained high interest rates, which may impact our clients and significantly reduce our revenues or impede our growth,
•Our dependence on the growth and performance of our clients,
•Our ability to obtain or create new clients for our business which is often dependent on circumstances beyond our control,
•The ability of our clients to operate their businesses profitably, optimize their capital structures, comply with the terms of their debt agreements and financial covenants and to grow and increase their market capitalizations and total shareholder returns,
•Our ability to successfully provide management services to our clients,
•Our ability to maintain or increase the distributions we pay to our shareholders,
•Our ability to successfully pursue and execute capital allocation and new business strategies,
•Our ability to prudently invest in our business to enhance our operations, services and competitive positioning,
•Our ability to successfully grow the RMR Residential business and realize our expected returns on our investment within the anticipated timeframe,
•Our ability to successfully integrate acquired businesses and realize our expected returns on our investments,
•The ability of Tremont to identify and close suitable investments for SEVN and to monitor, service and administer existing investments,
i

•Our ability to obtain additional capital from third party investors for our private capital initiatives in order to make additional investments and to increase potential returns,
•Changes to our operating leverage or client diversity,
•Risks related to the security of our network and information technology,
•Litigation risks,
•Risks related to acquisitions, dispositions and other activities by us or among our clients,
•Allegations, even if untrue, of any conflicts of interest arising from our management activities,
•Our ability to retain the services of our managing directors and other key personnel,
•Our and our clients’ risks associated with our and our clients’ costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies, and
•other risks described under “Risk Factors” beginning on page 13.
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
2025 FORM 10-K ANNUAL REPORT

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
As of September 30, 2025, RMR Inc. owned 16,063,495 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent approximately 53.2% of the economic interest of RMR LLC. A wholly owned subsidiary of ABP Trust owns 15,000,000 redeemable Class A Units, representing approximately 46.8% of the economic interest of RMR LLC.
Adam Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interest of ABP Trust. As of September 30, 2025, Adam Portnoy beneficially owned (including through ABP Trust), in aggregate, (i) 245,361 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; and (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares.
Since its founding in 1986, RMR LLC has substantially grown assets under management and the number of real estate businesses it manages. As of September 30, 2025, we had $39.0 billion of assets under management.
We provide management services to four publicly traded equity real estate investment trusts, or REITs, three of whose securities are listed on The Nasdaq Stock Market LLC, or Nasdaq, and one of whose securities are listed on the OTC Markets Group Inc., or OTCPK: Diversified Healthcare Trust, a Maryland REIT, including its subsidiaries, or DHC; Industrial Logistics Properties Trust, a Maryland REIT, including its subsidiaries, or ILPT; Service Properties Trust, a Maryland REIT, including its subsidiaries, or SVC; and Office Properties Income Trust, a Maryland REIT, including its subsidiaries, or OPI. DHC, ILPT, SVC and OPI are collectively referred to as the Managed Equity REITs. OPI’s securities were previously listed on Nasdaq. Effective as of the opening of business on October 6, 2025, OPI’s securities were delisted from Nasdaq and listed on OTCPK.
As manager of the Managed Equity REITs, we are responsible for implementing investment strategies and managing day-to-day operations, subject to supervision and oversight by each Managed Equity REIT’s board of trustees. The Managed Equity REITs have no employees, and we provide the personnel and services necessary for each Managed Equity REIT to conduct its business. The Managed Equity REITs invest in diverse income producing properties across multiple real estate asset classes as follows:
•DHC (Nasdaq: DHC) owns medical office and life science properties, senior living communities and other healthcare related properties. As of September 30, 2025, DHC owned 335 properties located in 34 states and the District of Columbia.
•ILPT (Nasdaq: ILPT) owns and leases industrial and logistics properties. As of September 30, 2025, ILPT owned 411 properties, including 226 buildings, leasable land parcels and easements in Oahu, Hawaii and 185 properties located in 38 other states.
•SVC (Nasdaq: SVC) owns a diverse portfolio of hotels and service-focused retail net lease properties. As of September 30, 2025, SVC owned 912 properties (160 hotels and 752 net lease properties) located in 46 states, the District of Columbia, Puerto Rico and Canada.
•OPI (OTCPK: OPITS) owns office properties primarily leased to single tenants and those with high credit quality characteristics. As of September 30, 2025, OPI owned 124 properties located in 29 states and the District of Columbia.
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
RMR LLC provides management services to Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Canada, Latin America, the Caribbean and the Middle East, and many of the U.S. hotels that Sonesta operates are owned by SVC.
RMR LLC also provides management services to AlerisLife Inc., or AlerisLife, an owner and operator of senior living communities, many of which are owned by DHC. On September 3, 2025, AlerisLife announced that it had entered into agreements to transition the management of its senior living communities to third party operators and expects to sell all of its assets and wind down its business and operations by June 30, 2026. RMR LLC will continue to provide management services through the wind down period.
On December 19, 2023, or the MPC Acquisition Date, RMR LLC acquired MPC Partnership Holdings LLC, or MPC, or the MPC Acquisition. In connection with the MPC Acquisition, RMR LLC started providing management services through MPC and its subsidiaries to multiple private funds and the underlying residential real estate assets of the funds, as well as property management services to third party owners. The residential real estate we manage through MPC and its subsidiaries are presented as RMR Residential in these consolidated financial statements.
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
We believe we have several strengths that distinguish our business from other alternative asset managers:
•Strong Revenue Base, Operating Margins and Resulting Cash Flows. Our revenues are primarily earned from long term agreements with predominantly credit quality companies, many of which are permanent capital vehicles. Our agreements with the Managed Equity REITs are 20 year term evergreen contracts with significant termination fees payable in certain circumstances. For the fiscal year ended September 30, 2025, revenues earned from the Managed Equity REITs represented 68.0% of our total management and advisory services revenue. We continued to generate strong operating margins resulting in net cash from operating activities of $75.7 million and net income of $38.7 million and our regular dividend of $0.45 per share per quarter ($1.80 per share per year) remains well covered by our cash flows and existing liquidity.
•Diverse Portfolio of Managed Real Estate. We provide management services to a wide range of real estate assets and businesses that include healthcare facilities, senior living and other apartments, hotels, office buildings, industrial buildings, leased lands, net-lease service-focused retail, multifamily residential communities, and various specialized properties such as properties leased to government tenants and properties specially designed for medical and biotech research. The properties and businesses we managed as of September 30, 2025, are located throughout the United States in 48 states, the District of Columbia, Puerto Rico and Canada. The diversity of our managed portfolio helps provide balance throughout economic cycles, as the impacts to each respective real estate sector can vary.
•Growth. Since the founding of RMR LLC in 1986, we have substantially grown our assets under management and the number and variety of real estate businesses we manage. As of September 30, 2025, we had $39.0 billion of assets under management, including approximately 1,900 properties. The synergies among our clients may also facilitate their and our growth. We assist our clients in realizing investment opportunities by working together to make acquisitions, obtain financing, identifying possible joint venture partners, completing redevelopment activities, facilitating capital recycling from strategic property dispositions and assisting in portfolio repositioning and other business arrangements and strategic restructurings.
In addition, we expect to use cash on hand, future operating cash flows and may issue equity or incur debt to fund our growth and diversify our operations through additional acquisition opportunities or seeding new clients. In recent years, we sought to expand the sources of capital underlying our assets under management, with our Private Capital clients representing $12.3 billion of our assets under management as of September 30, 2025, an increase of $11.0 billion from September 30, 2021.
•Quality and Depth of Management. Our highly qualified and experienced management team provides a broad base of deep expertise to our clients. Our senior management has worked together through several business cycles in which they acquired, financed, managed and disposed of real estate assets and started real estate businesses. We are a vertically integrated manager and as of September 30, 2025, we employed nearly 900 real estate professionals in more than 30 offices throughout the United States. We have also assisted our clients to grow by successfully accessing the capital markets. Since our founding in 1986, our clients have successfully completed nearly $47.0 billion of equity and debt financing in over 190 capital raising transactions.
•Alignment of Interests. We believe our structure fosters strong alignment of interests between our principal executive officer and our shareholders because our principal executive officer, Adam Portnoy, has a 50.7% economic interest in RMR LLC. Alignment of interests also exists between us and our Managed Equity REITs due to the manner upon which we earn base management fees and incentive management fees under our management agreements with the Managed Equity REITs, as described in more detail below.
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
On October 30, 2025, OPI, and certain of OPI’s subsidiaries, commenced voluntary cases under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas. In connection with the OPI chapter 11 cases, on October 30, 2025, RMR LLC, in its capacity as manager of OPI, entered into a restructuring support agreement with OPI, certain of OPI’s lenders and certain of OPI’s subsidiaries. Pursuant to the restructuring support agreement, RMR LLC agreed to terms for a new business management agreement and a new property management agreement with OPI, as set forth in the management agreement term sheet attached to the restructuring support agreement, which agreements are expected to take effect upon the effectiveness of OPI’s plan of reorganization.
Pursuant to the management agreement term sheet, the initial term of the new management agreements will be five years and be terminable without penalty after two years, RMR LLC will be paid an annual fee under the new business management agreement of $14.0 million payable per year for the first two years, and RMR LLC will be paid a 3% property management fee and a 5% construction supervision fee under the new property management agreement, consistent with the existing property management agreement. The current management agreements between OPI and RMR LLC will remain in effect during the pendency of the OPI chapter 11 cases, and RMR LLC will continue to manage OPI’s business in the ordinary course.
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
In connection with OPI’s chapter 11 petitions, RMR LLC agreed to terms with OPI for new management agreements which would modify the term and termination provisions described above. If effective, the new management agreements would have an initial term of five years, and upon expiration of the initial term, and each year thereafter, the term would automatically renew for an additional one-year term. The new management agreements would be subject to termination (a) by OPI, upon sixty days’ notice for convenience, immediately for cause or within the sixty day period following a change of control of RMR LLC, (b) by RMR LLC, upon 180 days’ notices for convenience, upon sixty days’ notice for good reason (or 90 days’ notice if OPI takes steps to cure within 30 days of notice), or (c) by either RMR LLC or OPI upon not less than 60 days’ notice prior to the first day of any of the final three years of the initial term, if the parties have not agreed to the business management fee for the following year.
Pursuant to the OPI management agreement term sheet, if OPI terminates its new business or property management agreements for cause, or as a result of a manager change of control, as defined therein, or RMR LLC terminates for convenience, OPI will not be required pay any termination fee. In addition, no termination fee will be payable if the amended management agreements are terminated for any reason after the second anniversary of the effective date.
If OPI terminates either of the new management agreements for convenience, or if RMR LLC terminates either of the new management agreements for good reason, in each case, prior to the second anniversary of the effective date, OPI will be required to pay RMR LLC a termination fee in an amount equal to the aggregate amount of business management fees that would have been paid or payable to RMR LLC through the second anniversary of the effective date absent such termination less the amount of business management fees actually paid to RMR LLC through the date of termination (i.e., $28 million less the business management fee actually paid to RMR LLC).
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

Also, under each property management agreement, the Managed Equity REIT pays certain allocable expenses of RMR LLC in the performance of its duties, including wages for onsite property management personnel and allocated costs of centralized property and construction supervision services.
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
Other Management Agreements
RMR LLC earns management fees pursuant to the management agreements with ABP Trust regarding AlerisLife, with Sonesta, and until May 15, 2023, with TA. Under these agreements, RMR LLC provides services to these clients relating to, or assists them with, among other things, their compliance with various laws and rules applicable to them, capital markets and financing activities, maintenance of their properties, selection of new business sites and evaluation of other business opportunities, internal audit and general oversight of the company’s daily business activities, including legal and tax matters, insurance programs and management information systems.
Each of these clients pay RMR LLC a fee under its management agreement in an amount equal to 0.6% of: (i) in the case of AlerisLife, AlerisLife’s revenues from all sources reportable under U.S. Generally Accepted Accounting Principles, or GAAP, less any revenues reportable by AlerisLife with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP; (ii) in the case of Sonesta, Sonesta’s estimated revenues from all sources reportable under GAAP, less any estimated revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the estimated gross revenues at those hotels determined in accordance with GAAP; and (iii) in the case of TA until May 15, 2023, the sum of TA’s gross fuel margin, determined as TA’s fuel sales revenues less its cost of fuel sales, plus TA’s total nonfuel revenues.
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
RMR Residential provides management services to properties owned by third parties, to four funds and joint ventures with institutional partners through its property management and investment management agreements. The property management agreements may be terminated upon written notice and generally provide for property management fees ranging from 2.5% to 3.5% of gross collected rents, construction supervision fees of 5.0% of construction costs and reimbursement costs incurred to manage the properties. The investment management agreements generally provide for fees that are based on the lesser of a percentage of invested capital and a fixed fee ranging from $100 to $200 annually. RMR LLC (through certain of its subsidiaries) may also earn acquisition fees and a carried interest if certain investment returns are met.
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
Tremont is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act. Tremont provides investment advisory and administrative services to SEVN and may in the future provide such services to private funds that invest in commercial real estate debt. Employees of Tremont may also act as transaction originators for its non-investment advisory clients, which we refer to as the Tremont business. These activities result in certain aspects of our asset management business being supervised by the SEC and requires our compliance with numerous obligations, including record keeping requirements, operational procedures and disclosure obligations. SEVN intends to conduct its business in a manner that does not require its registration under the Investment Company Act of 1940, or the 1940 Act, and to do so, may rely on any available exemption from registration, or exclusion from the definition of “investment company,” under the 1940 Act. To maintain this exemption from registration, SEVN will be required to ensure the composition of its portfolio complies with certain tests.
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
Competition
The asset management industry is intensely competitive and we have no expectation that this will change. Our continued growth will depend upon our ability to manage or assist our clients in an effective manner and identify and execute on opportunities to expand our services to new clients and to access new sources of capital.
Our existing clients face significant competition in their respective sectors or industries. The Managed Equity REITs compete on a national and regional basis with many third parties engaged in real estate investment activities including other publicly traded REITs, non-traded REITs, commercial and investment banking firms, private institutional funds, private equity funds and other investors. AlerisLife competes with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Sonesta competes with other hotel operators and franchisors. RMR Residential competes with numerous other companies that provide management services to multifamily residential communities in the Sunbelt region of the United States. SEVN competes on a national and regional basis with various entities, including other REITs, specialty finance companies, public and private funds (including funds or investors that we or our affiliates may sponsor, advise or manage), banks, credit unions, insurance companies, partnerships, developers and other financial institutions.
We compete with other businesses in the real estate management and asset management businesses. Many of these competitors may have greater financial, technical, marketing and other resources than us or our clients. Such competitors may also enjoy significant competitive advantages that result from, among other things, a lower cost of capital, greater business scale and enhanced operating efficiencies. Certain competitors may also be subject to different regulatory regimes or rules that may allow them more flexibility or better access to pursue potential investments and raise capital for themselves or their managed companies. In addition, certain competitors may have higher risk tolerance, different risk assessments or lower return thresholds, which could allow them to consider a broader range of investments and to bid more aggressively for investment opportunities. Our ability and the ability of our clients to continue to compete effectively will depend in large part upon the ability to attract, retain and motivate employees.

Corporate Sustainability
Over our nearly four decades in business, we and our clients have been guided by Environmental, Social and Governance, or ESG, principles. Given the magnitude of our platform, we believe corporate sustainability must be a strategic priority alongside our focus on economic performance. Our sustainability practices — minimizing our impact on the environment, embracing the communities where we operate and attracting top professionals — are critical elements supporting our long-term success.
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
We remain committed to our “Zero Emissions Promise” announced in 2022, which is our organization’s goal of net zero by 2050 and a 50% reduction by 2029 from a 2019 baseline as it relates to scope 1 and 2 emissions, for all properties where we directly manage energy. We anticipate emissions reductions will occur through a combination of strategic capital investments in energy efficiency by the Managed Equity REITs and certain of our Private Capital Clients, stakeholder engagement to promote sustainable behavior, the deployment of on-site solar and the purchase of energy from renewable sources. We believe our efforts toward these goals will add value to our clients’ properties, benefit tenants by lowering their operating costs, drive sustainable economic returns and address investor demands that our clients have viable strategies to mitigate climate risk. We have made significant progress to date, achieving an overall reduction in emissions of 31%. We have also exceeded our goal of achieving a 50% waste diversion rate from landfills by the end of 2025, with a 51% diversion rate to date.
We maintain a green and energy-efficient equipment purchasing guideline which mandates the use of high energy efficiency equipment and environmentally friendly materials for new developments and major asset refurbishments. Our risk mitigation practices, such as energy management programs, green purchasing and high-efficiency equipment guidelines, performance benchmarking, and policy tracking and climate-related emergency preparedness, are well-established, while the data we obtain to assess future climate change exposure continues to evolve.
We drive value, manage risk and benchmark the performance of our managed properties by effectively capturing and managing data through real-time energy monitoring, or RTM. Our cloud-based system connects building automation systems to a central supervisor. RTM facilitates advanced data analytics and access to detect faults and inefficiencies in equipment operations faster, meanwhile enhancing building system control in a cost-effective and scalable way. We recently expanded this program to include fault detection and diagnostics, with the aim of accelerating our identification of energy and emissions reduction opportunities. We launched this program in 2017 and it is now deployed in 59 managed properties, totaling approximately 58% of our managed annual electricity spend as of the end of 2024. We continue to expand our RTM program and remain committed to increasing the monitoring coverage of our managed energy spend through RTM, resulting in operational savings and reduced equipment wear and tear, while maintaining high tenant comfort.
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
As a result of our sustainability initiatives, we and our managed properties have received honors from The Building Owners and Managers Association, or BOMA, The Environmental Protection Agency, or EPA, and the U.S. Green Building Council, or USGBC, amongst others. In 2024, the honors achieved by our clients included 92 BOMA 360 Certified Properties, 88 ENERGY STAR Certified Properties, 90 LEED Certified Properties and 25 National Wildlife Sanctuary Sites Certified Properties. Finally, for the fourth and fifth year in a row, we and OPI, respectively, earned Partner of the Year

Sustained Excellence honors from Energy Star. We also achieved our 2028 goal of certifying 50% of our managed square feet through LEED building certifications by certifying 53% of our managed square feet to date.
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
Employees and Equal Opportunity
As of September 30, 2025, RMR LLC employed nearly 900 real estate professionals, including 36% in our corporate offices and 64% across more than 30 offices throughout the United States. The average tenure of our employees was 6 years. Our employees are the foundation of our success and in many ways our most critical asset. Our strength lies in the collective experience of an inclusive workplace. We ensure employees receive competitive salaries and benefits and we aim to attract professionals who will uphold our values of social and environmental stewardship.
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
•RMR Internship Programs: We offer hands-on experience across a wide array of disciplines that are critical to the success of our organization. Interns have the opportunity to contribute to and learn from teams operating within our accounting, asset management, real estate development, energy and sustainability, information technology, investor relations and human resources departments.
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

Available Information
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

Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•unfavorable market and industry conditions have had and may continue to have a material adverse effect on our and our clients’ results of operations, financial condition and ability to pay dividends;
•most of our revenues are derived from services to a limited number of clients;
•our management fees from our clients are based, in general, on cost of assets, enterprise values, shareholder returns, rental income, construction projects or certain revenues, as applicable, and, accordingly our future revenues, income and cash flows will decline if the business activities, assets, enterprise values, shareholder returns, rental income, construction projects or certain revenues of our clients decline;
•our revenues may be highly variable;
•potential terminations of our management agreements with our clients;
•our ability to successfully grow the RMR Residential business and our value-add retail investments and realize our expected returns on our investment within the anticipated timeframe;
•our ability to successfully integrate acquired businesses and realize the expected returns on our investments;
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
•our sustainability initiatives, federal and state regulations, other requirements and investor expectations may impose additional costs and expose us and our clients to new risks;
•risks related to the security of our network and information technology;
•risks related to inflation, including inflation impacting wages and employee benefits;
•risks related to acquisitions, dispositions and other activities by us and our clients;
•allegations, even if untrue, of any conflicts of interest arising from our management and investment activities; and
•risks to holders of our Class A Common Shares as a result of our dual class capital structure.
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
Risks Related to Our Business
Unfavorable market and industry conditions have had and may continue to have a material adverse effect on our and our clients’ results of operations, financial condition and ability to pay dividends.
Our business and operations have been and may continue to be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial and residential real estate industries and/or the local economies in the markets in which our and our clients’ properties are located. Unfavorable economic and industry conditions may be due to, among other things, uncertainty surrounding interest rates, inflation, changing tariffs and trade policies and related uncertainty, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions (such as the ongoing wars in Ukraine and the Middle East), possible economic recession, changes in real estate utilization, catastrophic events such as natural disasters, adverse weather and climate conditions, and other conditions beyond our control. These current conditions, or similar conditions existing in the future, have adversely affected, and may continue to adversely affect, our and our clients’ and our and their tenants and managers’, as applicable, results of operations, financial condition and ability to pay dividends. Unfavorable market conditions have particularly impacted the office sector as sustained low occupancy in office properties, reduced values of these properties and limited acquisition and disposition volume continue to negatively affect our clients that own office properties. Unfavorable market conditions and the impact on the commercial real estate industry have negatively impacted, and may continue to negatively impact, our clients’ market capitalizations, revenues, construction projects and acquisition and disposition activity, which may reduce the fees we earn from them. These conditions may also give rise to an increase in defaults under our clients’ leases and loans, negatively impact market capitalizations, shareholder returns, rental income and construction projects for the Managed Equity REITs and acquisition and disposition activity of, financial performance of and returns for our Private Capital clients. Sustained high interest rates may increase the cost of our clients’ capital, reduce their ability to make acquisitions and to make dispositions at favorable prices, and have increased their debt service costs. Sustained high interest rates also may reduce dispositions by the Managed Equity REITs due to their forgoing property sales because of depressed asset valuations and reduced buyer demand or more costly acquisition financing for buyers, which could limit our clients’ ability to reduce leverage and recycle capital. Further, unfavorable market conditions have negatively impacted the stock price of some of the Managed Equity REITs, which in turn has negatively impacted the fees we earn from them. In addition, some of our clients may be negatively impacted by an economic downturn that reduces business and leisure travel, commerce, hotel occupancy and demand for office, retail and industrial space, and may also limit the ability of residents and potential residents to pay for senior living community services.
Most of our revenues are derived from our provision of management services to a limited number of companies. The loss or decline in business or assets of any of the Managed Equity REITs or clients comprising a significant part of our Private Capital business could substantially reduce our revenues.
The fees we earn from providing management services to, and the reimbursable fees we receive from, the Managed Equity REITs comprise most of our revenues. However, our Private Capital clients have comprised an increasing portion of our assets under management and revenues, and our current business plans contemplate that trend continuing. A decline in the business or assets of our Private Capital clients could reduce our revenue. Our operating results and our ability to maintain and grow our revenues depend upon the ability of our Managed Equity REITs to maintain and grow their investments and market capitalizations and to achieve positive shareholder returns in excess of applicable REIT total shareholder return indexes. In connection with OPI’s voluntary chapter 11 petitions, we entered into a restructuring support agreement with OPI and certain of its lenders pursuant to which we have agreed to terms for new management agreements with OPI, which agreements are expected to take effect upon the effectiveness of OPI’s plan of reorganization and, as a result, the management fee revenue we receive from OPI and the other Managed Equity REITs may be materially reduced, we could suffer reputational harm and we and our clients may encounter increased difficulty in raising capital which may further reduce the management fees we receive and the opportunities we and our clients have to deploy capital. Additionally, our operating results and ability to maintain or grow revenue also increasingly depend on the ability of our Private Capital clients to raise or contribute capital to invest in real estate assets. Reduced business activities of the Managed Equity REITs or our Private Capital clients may materially reduce our revenues and our profitability.
Our revenues may be highly variable.
RMR LLC’s business management agreement with each Managed Equity REIT provides for a base business management fee that is based on the lower of the average historical costs of the Managed Equity REIT’s assets under management and its average market capitalization, as calculated in accordance with the applicable business management agreement, and an incentive business management fee that is based on the Managed Equity REIT’s relative outperformance of a specified REIT total shareholder return index. The management fees we earn under these agreements are highly variable. The base business management fee payable by a Managed Equity REIT may increase or decrease materially as the Managed Equity REIT acquires or disposes of real estate assets or its market capitalization increases or decreases. In addition, we generally only earn an incentive business management fee under our business management agreement with a Managed Equity REIT if it outperforms an identified REIT total shareholder return index during the measurement period and certain other conditions are satisfied, as measured at the end of the applicable measurement period. The shareholder returns realized by a Managed Equity REIT, its market capitalization and its ability to raise capital or make investments may be impacted by trends in the Managed Equity REIT’s portfolio, the U.S. commercial real estate industry generally, the Managed Equity REIT’s industry specifically or other factors that are outside of our or its control, including prolonged inflation, sustained high interest rates, supply chain challenges and economic downturns or recessions. Whether we earn an incentive fee, and the amount of any incentive fee we may earn, may have a significant impact on the amount of revenues we earn. For example, in the fiscal year ended September 30, 2019, our incentive business management fees earned from the Managed Equity REITs was 39.9% of our total management and advisory services revenues, and through fiscal 2025 we have not subsequently earned any incentive business management fees from the Managed Equity REITs. Further, the fees we earn under our property management agreements with the Managed Equity REITs and certain of our Private Capital clients are based on a percentage of the rents they receive and a percentage of the costs of construction, in each case, at properties we manage for them. To the extent the Managed Equity REITs or certain Private Capital clients receive less rent or incur less construction costs, our property management fee revenues are negatively impacted. Also, the fees under our management agreements with respect to AlerisLife and Sonesta are based on a percentage of revenues earned by them or generated at the properties they operate. Sonesta has also experienced high revenue volatility in the past, and, given the nature of Sonesta’s businesses (i.e., hotels), may continue to experience revenue volatility for the reasonably foreseeable future. DHC announced that it is transitioning its management agreements for AlerisLife’s 116 senior living communities to new operators, that AlerisLife is selling the 17 senior living communities it owns and that AlerisLife expects to wind down its business and operations during the first half of calendar year 2026. Following the consummation of these sales and the wind down of AlerisLife’s business, RMR expects that it will no longer receive management fees from AlerisLife. The fees we earn and expect to earn from RMR Residential include promote fees on new co-investments, a portion of which is reserved for employee participation in such investments, and such fees may be highly variable. The number and timing of new co-investments may vary depending on market opportunities, changes in interest rates, demand for multifamily and commercial real estate in general and other factors that may be out of our control. Additionally, the property management fees the RMR Residential business earns from third parties has declined and may in the future decline if third parties transition management services from the RMR Residential business to other property managers.
Our management agreements with our clients are subject to termination.
Our management agreements with our clients may be terminated by a client or by us in certain circumstances. For example, if we do not satisfy the applicable performance measures for three consecutive calendar years under our management agreements with the Managed Equity REITs, such Managed Equity REIT will have the right to terminate its management agreement by prior written notice to us within 60 days following the end of the third consecutive calendar year, and in which case, it would be required to pay us the applicable termination fee. OPI may have had a right to terminate its management agreements with us after December 31, 2025 due to our failure to satisfy the applicable measure for calendar year 2025, however, OPI commenced voluntary chapter 11 petitions on October 30. 2025. In connection with OPI’s chapter 11 petitions, we entered into a restructuring support agreement with OPI and certain of its lenders pursuant to which we have agreed to terms for new management agreements, which are expected to take effect upon the effectiveness of OPI’s plan of reorganization and which have a five year initial term and be terminable without penalty after two years. The restructuring support agreement, which includes the management agreement term sheet, is subject to bankruptcy court approval and the satisfaction of the conditions set forth in OPI’s restructuring support agreement, its plan of reorganization, and related definitive documents. There can be no assurance that the OPI’s debtors will successfully obtain requisite bankruptcy court approval, satisfy the applicable conditions, or complete the restructuring transactions on the terms contemplated by the restructuring support agreement and the restructuring term sheet, which includes the terms for the new management agreements, on different terms, or at all. Additionally, if any of our management agreements with a client is, in the case of OPI, rejected, or in all other cases terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of a management agreement with a client (to the extent applicable), we may be unable to invest the after tax proceeds from any such termination fee we receive in opportunities that earn returns equal to or greater than the revenues lost as a result of the terminated management agreement. The termination (or rejection, as applicable) of our management agreement with any of our clients could have a material adverse impact on our business, results of operations and financial condition.

We may be unable to successfully grow the RMR Residential business and our value-add retail investments.
We may not be able to successfully grow the RMR Residential business or our value-add retail investments or the growth may be more costly or more time-consuming and complex than anticipated, and cost savings, synergies and anticipated future financial performance may not be realized or may take longer to realize than expected. In addition, the growth of the RMR Residential business and the time and resources necessary to increase its acquisition activity may divert our management’s attention from our other business opportunities. Our ability to generate revenue from RMR Residential depends on our execution of acquisition opportunities on our behalf and on behalf of the investment funds it manages in the multifamily real estate sector. There can be no assurance that we will be successful in this business, that we will achieve our expected objectives, execute acquisition opportunities, operate successfully or that we will earn fees from the RMR Residential business that provide returns on our investment that meet our underwriting expectations. Our ability to realize returns on our value-add retail investments depends on our ability to complete cost-effective improvements at a property, successfully lease retail space, increase rents and net operating income and profitably sell the property. There can be no assurance that we will be successful in this business or achieve our expected returns from our value-add retail investments. Additionally, our ability to generate revenue from the RMR Residential business depends in part on our ability to attract and retain qualified residents for the properties we manage. We face competition for residents from other lessors of residential properties, apartment buildings and condominium units. Competing properties may be newer, better located and more attractive to residents. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease the residential properties we manage on favorable terms. There can no assurance that we will be able to attract and retain suitable residents and the failure to do so may adversely impact the operating results of the RMR Residential business. In addition, because the RMR Residential business involves certain joint venture arrangements, investment funds and limited partnerships, we have limited flexibility and discretionary authority with respect to certain assets acquired, or management of assets assumed. Further, in order to grow the RMR Residential business we may need to raise additional capital from third party investors and our ability to raise additional capital depends on many factors, some of which are outside of our control. The failure to raise capital in sufficient amounts and on satisfactory terms could result in a decrease in our assets under management and our management fees or could result in our being unable to grow the RMR Residential business. Any of the foregoing risks could have a material adverse effect on our ability to successfully grow the RMR Residential business.
Tremont’s agreement to purchase any rights not subscribed for in the SEVN rights offering may require us to use available cash and forego other investment opportunities.
SEVN announced a transferable rights offering pursuant to which it expects to distribute to holders of record of its common shares of beneficial interest, par value $0.001 per share at no charge and on a pro rata basis, transferable subscription rights to subscribe for and purchase additional common shares at a subscription price of $8.65 per share in order to raise up to $65 million of additional equity capital. In connection with the SEVN rights offering, Tremont, which owns 11.3% of the outstanding SEVN common shares, entered into a backstop agreement with SEVN pursuant to which Tremont agreed to exercise its pro rata subscription rights in full and upon completion of the rights offering, purchase 100% of all remaining SEVN common shares not otherwise subscribed for in the rights offering. To the extent subscription rights are not exercised prior to the completion of the rights offering, we expect to use available cash to fulfill Tremont’s obligation to purchase any remaining SEVN common shares not subscribed for in the offering, and we may forgo other purposes and investment opportunities for this available cash. Additionally, there can also be no assurances that Tremont’s investment in SEVN common shares will provide the expected returns within the anticipated timeframe.
Uncertainty surrounding interest rates and sustained high interest rates may significantly reduce our revenues or impede our growth.
Uncertainty surrounding interest rates and sustained high interest rates or interest rate reductions may significantly reduce our revenues or impede our growth. In response to significant and prolonged increases in inflation, the Federal Reserve raised interest rates eleven times during 2022 and 2023, paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth and then cut interest rates in September 2024. In September 2025, the Federal Reserve cut interest rates by 0.25% and indicated that it may make additional interest rate cuts during 2025. The timing, number and amount of any future interest rate changes are uncertain. Increases in interest rates and sustained high interest rates may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell the common shares of our Managed REITs is the distribution rate with respect to such shares relative to prevailing interest rates. If interest rates go up, investors may expect a higher distribution rate before investing in a Managed REIT or they may sell the Managed REITs’ common shares and seek alternate investments with a higher distribution rate. Although ILPT increased its quarterly dividend this year to $0.05 per share, SEVN reduced its quarterly dividend this year to $0.28 per share and other Managed Equity REITs reduced their quarterly dividend to $0.01 per share in recent years. Sales of common shares of the

Managed Equity REITs may cause a decline in the market prices of such shares, which reduces the market capitalizations and total shareholder returns of the Managed Equity REITs, which, in turn, may materially reduce the fees we earn under our business management agreements with them. Moreover, the increases in interest rates has led to increased borrowing costs for our clients and may negatively impact their access to capital to fund future growth or refinance debt, reduce their earnings and total shareholder returns and cause the Managed REITs’ and our real estate business Private Capital vehicles’ tenants, operators and borrowers and SEVN’s borrowers to default on their rent and debt obligations, which may materially reduce the fees we earn under our management agreements with our clients. Further, during periods of increased borrowing costs, real estate transaction volumes often slow along with real estate valuation growth which may impact the results of operation of our clients and the fees we earn from those clients.
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
We depend on the efforts, skills, reputations and business contacts of our controlling shareholder, Adam Portnoy, and other key and talented personnel. The extent and nature of the experience of our executive officers and key professionals in the RMR Residential business and of the relationships they have with real estate professionals, financial institutions and capital sources, although not a guarantee of positive results, are critical to the success of our business. The loss of the services of any of them or the loss of investor confidence in such personnel could have a material adverse effect on our revenues, operating income and cash flows and could impair our ability to maintain or grow assets under management in our clients or otherwise maintain or grow our business.
We are subject to substantial regulation and numerous contractual obligations and internal policies, and failure to comply with these provisions could have a material adverse effect on our business, financial condition and results of operations.
We are subject to substantial regulation and numerous contractual obligations and internal policies as well as evolving interpretations of existing regulatory requirements. We are subject to regulation by the SEC, Nasdaq, and other federal, state and local or international governmental bodies and agencies or self-regulatory organizations. Our subsidiary, Tremont Realty Capital, is registered with the SEC as an investment adviser under the Investment Advisers Act. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including compliance, record keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also may owe fiduciary duties to certain of their clients. We are also responsible for managing or assisting with the regulatory aspects of certain of our clients, including the Managed REITs’ compliance with applicable REIT rules, SEVN’s maintenance of its exemption from registration under the 1940 Act and the RMR Residential business’s compliance with regulations affecting its owned and managed residential properties. The level of regulation and supervision to which we and our clients are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. For example, our private capital debt vehicle, or the TRMT Private Credit Fund, and SEVN may also be subject to state licensing requirements to conduct lending activities. The regulations to which we and our clients are subject are extensive, complex and require substantial management time and attention. In addition, regulatory oversight and enforcement may increase and become more rigorous. Our or our clients’ failure to comply with any of the regulations, contractual obligations or policies applicable to it may subject us to litigation, extensive investigations, enforcement actions, as well as substantial fines, penalties and reputational risk, and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in, among other things, our inability to enforce contracts, our default under contracts (including our management agreements with our clients) and our ineligibility to contract with, and receive revenue from, governmental authorities and agencies, our clients or other third parties. We have numerous contractual obligations with which we must comply on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We have established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. These internal policies may not be effective in all regards; and, if we fail to comply with our internal policies, we could be subjected to additional risk and liability. In addition in January 2025 we entered into a $100 million senior secured revolving Credit Agreement that contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to ongoing minimum performance, our satisfying certain financial covenants and other credit facility conditions. These covenants may limit our operational flexibility and acquisition and disposition activity. For more information see Note 6, Indebtedness, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. As of September 30, 2025, there were no amounts outstanding under our credit agreement, but we may in the future incur indebtedness under our credit agreement.
Sustainability initiatives, requirements and market expectations may impose additional costs and expose us and our clients to new risks.
There remains a continued focus from regulators, investors, certain of our clients’ tenants, managers, borrowers, customers, employees, and other stakeholders concerning corporate sustainability. We are, and expect to continue to be, subject to various proposed, new, and evolving sustainability laws and requirements adopted by certain states and regulators, including both voluntary and mandatory disclosure requirements that may impact how we and our clients conduct business and that will require us to focus significant time and resources on behalf of ourselves and our clients to comply with these requirements if and when such regulations become effective, and we and these clients may incur significant costs in compliance with such rules. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us or our clients, or otherwise do business with us or our clients, if they believe our policies relating to corporate responsibility are not aligned with their own policies. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. If we or our clients elect not to or are unable to satisfy the criteria by which companies’ corporate responsibility practices are assessed or do not meet the criteria of a specific third party provider, some investors may conclude that our or their policies with respect to corporate responsibility are inadequate. Pursuant to our zero emissions goal, we have pledged to reduce our scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2029 from a 2019 baseline. We and our clients may face reputational damage in the event that our or their corporate responsibility procedures or standards do not meet the goals we or they have set or the standards set by various constituencies. In addition, there are efforts by some stakeholders and governmental authorities to reduce companies’ efforts regarding ESG, including human capital management-related matters, and anti-ESG or anti-diversity, equity and inclusion (“DEI”) sentiment has gained momentum across the United States, with several states and governmental authorities enacting or proposing anti-ESG or anti-DEI policies or legislation and filing suits alleging that ESG or DEI measures or initiatives violate law. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If our and our clients’ practices and programs are deemed to be in contradiction of such initiatives we could be subjected to government investigations or lawsuits that could negatively impact us and our clients and affect our and our clients business, financial condition or reputation. Increasingly, different stakeholder groups and governmental authorities have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders or governmental authorities and adversely impact our reputation and business. If we and our clients fail to comply with ESG and anti-ESG related regulations and to satisfy the expectations of investors and our and our clients’ tenants, managers, borrowers, customers, employees and other stakeholders or our or our clients’ announced goals and other initiatives are not executed as planned, our and our clients’ reputation and financial results could be adversely affected, the management fees we may earn from our clients may decline, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we or our clients may incur significant costs in attempting to comply with regulatory requirements, ESG and anti-ESG policies or third party expectations or demands.
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
We rely on information technology and systems, including the Internet and cloud-based infrastructures and services, commercially available software and our internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of employees, tenants, borrowers and guarantors and lease data. If we experience material failures, inadequacies or interruptions or security breaches of our information technology, we could incur material costs and losses. Further, third party vendors have experienced and could experience similar events with respect to their information technology and systems that impact the products and services they provide to us or our clients. We rely on commercially available systems, software, tools and monitoring, as well as our internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer, borrower, guarantor and vendor information, such as personally identifiable information related to our employees and others and information regarding our and our clients’ financial accounts. We take various actions, and we incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information. Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us, our clients and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or other third parties’ information technology networks and systems or operations. Although most of our staff works from our offices for the majority of the work week, flexible working arrangements have resulted in increased remote working. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, our ability to maintain the security, proper function and availability of our information technology and systems since remote working by our employees could strain our technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology. Since December 2023 public companies have been required to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. With the SEC’s continued focus on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. We also expect to face increased costs to comply with SEC requirements regarding cybersecurity disclosure, including increased costs for cybersecurity training and management. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the Maryland Online Data Privacy Act (“MODPA”), the California Consumer Privacy Act and the New York SHIELD Act. Each of these laws carry similar consumer rights protections and require companies to make detailed disclosures to residents of those states about their data collection, use and sharing practices. For example, effective October 1, 2025, with enforcement starting April 1, 2026, the MODPA requires limiting the collection of personal data, restricting advertising to known individuals under the age of 18, banning the sale of sensitive personal data and compiling assessments for data processing activities, and such requirements may necessitate considerable changes to business operations, restrict data processing and monetization capabilities, and increase expenses. Any failure to maintain the security, proper function and availability of our information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to our or our clients’ operations, or to adequately protect personal data, or to safeguard our or our clients’ business processes, assets and information, or any failure to provide the appropriate regulatory and other notifications in a timely manner could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect us.

We incorporate artificial intelligence into some of our business workflows and processes, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability, and increased regulatory costs and adversely affect our results of operations.
We use generative artificial intelligence and/or machine learning technologies (collectively, “AI Technologies”) to enhance certain workflows and processes used in our business, and our research into and continued deployment of such capabilities remain ongoing. AI Technologies are evolving, and the introduction and incorporation of AI Technologies may result in unintended consequences or other new or expanded risks and liabilities and we may not be able to anticipate, prevent, mitigate or remediate all potential risks and liabilities. If the content, analyses or recommendations that AI Technologies applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI Technologies algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Additionally, AI Technologies are continuously evolving, and we may incur costs to adopt and deploy AI Technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI Technologies. Also, our competitors or other third parties may incorporate AI Technologies into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. The use of AI Technologies applications to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. AI Technologies present emerging ethical issues, and we may be unsuccessful in identifying and resolving these issues before they arise. If our use of AI Technologies becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. There is uncertainty in the legal and regulatory landscape for AI Technologies, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI Technologies may be burdensome, could entail significant costs, and may restrict or impede our ability to successfully develop, adopt and deploy AI Technologies efficiently and effectively.
Inflation may continue to negatively impact us and our clients and our and their businesses, results of operations and ability to grow.
Although inflation has eased since its peak in 2021-2022, inflationary pressures have continued during 2025, due in part to new tariffs and trade policies and uncertainty related to these policies. The potential for increased tariffs and trade barriers, as well as increased geopolitical risks, adds uncertainty to the long term outlook for inflation and interest rates and a reacceleration of inflation could trigger a reversal in recent interest rate decreases. It is uncertain whether inflation will decline further, remain relatively steady or increase. Commodity pricing and other inflation, including inflation impacting wages and employee benefits, has in the past and may again increase the costs for materials, other goods and labor, and rising costs have and may continue to impact us and our clients. For example, various construction supplies and materials have experienced significant price increases as have other commodities, such as food and fuel. These pricing increases as well as increases in labor costs have increased the operating costs for us and certain of our clients and tenants, operators and borrowers of our clients. During periods of sustained inflation, we and our clients may reduce or delay construction projects that we oversee, and may realize decreased earnings, negative impacts on their ability to increase or maintain dividends that they pay to their shareholders and reduced market capitalizations. In that case, the management fees we earn may decline and our revenues, results of operations and ability to grow our business may be negatively impacted.
Employee misconduct could harm us by subjecting us to significant legal liability, reputational harm and loss of business.
As an asset manager, our business, and our ability to retain and attract new clients, is dependent upon our maintaining a positive reputation in the marketplace. There is a risk that our employees or employees of businesses that we manage could engage in misconduct that adversely affects our reputation and, hence, our business. We are subject to a number of obligations and standards arising from our business and our authority over the companies and assets we manage. The violation of these obligations and standards by any of our employees may adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees improperly use or disclose confidential information, we and the concerned client could suffer serious harm to our and its reputation, financial position and current and future business relationships and face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. In connection with the acquisition of the RMR Residential business and an increase in the number of residential properties that we manage, we continue to integrate new employees into our organization, compliance systems and culture. If any of our employees were to engage in or be accused of misconduct, our business and our reputation could be adversely affected. Misconduct by an employee might rise to the level of a default that would permit a client to terminate its management agreements with us for cause and without paying a termination fee, which could materially adversely affect our business, results of operations and financial condition. Additionally, alleged misconduct by employees providing services to properties managed by the RMR

Residential business has and may in the future contribute to the termination of property management agreements with respect to affected properties.
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
•the inability of our clients’ tenants, managers and borrowers to weather adverse economic conditions, including uncertainty surrounding interest rates and sustained high interest rates, inflation, changes in tariffs and trade policies, economic downturn and possible recession and thereby impair their ability to pay rent and returns and make loan payments;
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
•OPI’s ability to emerge from bankruptcy, continue as a going concern and improve its financial results;
•our clients face competition for tenants and customers at substantially all of their properties and competing properties may be more attractive to tenants and customers;
•changing market, consumer and workplace practices and trends that have and could continue to result in decreased demand for office space and hotel stays;
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
•the ability of RMR Residential to grow its business and acquire new properties while successfully operating its managed properties and finding quality tenants for its buildings;
•the ability of our value-add retail investments to successfully execute their business plans;
•the previously authorized sale of our two floating rate mortgage loans to SEVN might not occur, or might not occur on the expected terms;
•SEVN’s ability to raise additional funds for investment through its proposed rights offering;
•changing general economic and financial market conditions could significantly reduce the value of the real estate, loans and other investments of our clients and reduce the amounts earned on those investments;
•the real estate and real estate related investments of our clients may be less liquid than other investments and the ability of our clients to adjust their portfolios in response to changes in economic or other conditions may be limited and certain of our clients may not be able to sell properties previously announced for sale at targeted prices;
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
•ESG and anti-ESG initiatives, requirements and market expectations may impose additional costs and expose our clients to new risks;
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
•our clients have significant investments in certain types of assets, such as hotels, senior living communities and office, industrial and healthcare properties, and market changes which impact these specific types of assets (e.g., a reduction in levels of business travel and occupancy at hotels and senior living communities as a result of adverse economic and market conditions, tenant and customer trends, new competition for short term accommodations, changes in Medicare and Medicaid rates and other regulatory matters, a further reduction in the demand for office space and an oversupply of office space as a result of remote, hybrid and other flexible working arrangements, and declining economic activity, oversupply of industrial buildings or technological or market practice changes, such as offshoring, reducing the demand for industrial properties) may adversely impact certain of the clients’ ability to maintain or grow their businesses;
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
Many of our clients are SEC registrants and file reports with the SEC as required by the Exchange Act. A discussion of the businesses and the risks associated with the businesses of our clients that are SEC registrants is contained in the reports filed by our clients, including in the section captioned “Risk Factors” in each Managed REIT’s Annual Report on Form 10-K for the year ended December 31, 2024, as those Risk Factors may have been updated or supplemented in those companies’ Quarterly Reports on Form 10-Q filed subsequently. Copies of these reports are available at the SEC’s website, www.sec.gov.
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
The market price of our Class A Common Shares may fluctuate widely, depending upon many factors, some of which are beyond our control, including, but not limited to, the following:
•market and economic volatility due to adverse economic and geopolitical conditions and the resulting market disruption on us and our clients;
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
Although S&P Dow Jones, a provider of widely followed stock indices, no longer excludes companies with multiple share classes, such as ours, in certain of its indices, our Class A Common Shares have not been included in an S&P index and there is no guarantee that our Class A Common Shares will be included in an S&P index, despite their eligibility. The Council on Institutional Investors remains strongly opposed to dual class structures, and some investors may continue to avoid investing in companies with dual class shares, particularly companies that do not include time limits with respect to such dual class structures. In addition, several stockholder advisory firms oppose the use of multiple class structures. As a result, our Class A Common Shares may not be included in certain stock indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Many investment funds are precluded from investing in companies that are not included in stock indices, and these funds would be unable to purchase our Class A Common Shares. Exclusion from indices could make our Class A Common Shares less attractive to investors and, as a result, the market price of our Class A Common Shares could be adversely affected. Additionally, any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A Common Shares.
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
Substantially all of the voting power in RMR Inc. and a majority of the economic interest in RMR LLC is held by ABP Trust, an entity controlled by its sole trustee, Adam Portnoy. Mr. Portnoy is Chair of our Board of Directors and one of our Managing Directors and is our President and Chief Executive Officer. RMR Inc. is the managing member of RMR LLC. As of September 30, 2025, Adam Portnoy beneficially owned in aggregate, directly and indirectly through ABP Trust, a combined direct and indirect 50.7% economic interest in RMR LLC and controlled 91.0% of the aggregate voting power of our outstanding capital stock. As a result of this voting control, Adam Portnoy is effectively able to determine the outcome of all matters requiring shareholder approval, including, but not limited to, election of our directors. Adam Portnoy is able to cause or prevent a change of control of RMR Inc., and this voting control could preclude any unsolicited acquisition of RMR Inc. The voting control of Adam Portnoy could deprive our shareholders of an opportunity to receive a premium for their Class A Common Shares as part of a sale of us and may affect the market price of our Class A Common Shares.
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
ABP Trust controls 100.0% of our Class B-1 Common Shares (which are exchangeable for Class A Common Shares) and Class B-2 Common Shares, some of our currently outstanding Class A Common Shares and approximately 46.8% of our Class A Units of RMR LLC (which ABP Trust may cause RMR LLC to redeem for, at our election, Class A Common Shares on a one for one basis or cash). Thus, a significant portion of our ownership is not trading in the public markets. ABP Trust may sell any or all of its Class A Common Shares at any time without approval by our other shareholders. Speculation by the press, stock analysts, our shareholders or others regarding the intention of ABP Trust to dispose of Class A Common Shares could adversely affect the market price of our Class A Common Shares. Moreover, the market price of our Class A Common Shares may be adversely impacted by the fact that a significant amount of our outstanding shares is not included in the public float of our Class A Common Shares and by our dual-stock structure. Accordingly, our Class A Common Shares may be worth less than they would be if the Class A Common Shares that ABP Trust controls or has a right to acquire were trading in the public markets.
We and our clients are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We and our clients are party to transactions with related parties, including with entities controlled by Adam Portnoy and entities that we manage. For example, because of the relationships among us, Adam Portnoy, and our clients, the agreements we are party to with them, including our management agreements, are among related parties. Our and our clients’ agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Our shareholders or the shareholders of one or more of our clients may challenge such related party transactions. Although all past challenges have been unsuccessful, if any future challenges to related party transactions were to be successful, we or our clients might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our or our clients’ reputation, business and growth and could adversely affect our or our clients’ ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
Declines in revenue, business or assets of a client may result in a corresponding decline or reduced market capitalizations for another client due to their business relationships with each other.
Some of our clients have or have had significant interests in other clients of ours, including ownership interests and business arrangements, and some of our clients may in the future have such interests in other clients. For example: Sonesta manages many of SVC’s hotels, and SVC owns approximately 34% of Sonesta’s outstanding common stock; and until AlerisLife’s sale of its senior living communities and management agreements with DHC during the fourth quarter of calendar year 2025, AlerisLife managed many of the senior living communities owned by DHC, and DHC owned approximately 34% of AlerisLife’s outstanding common stock. Accordingly, a decline in the performance or prospects of AlerisLife or the failure to consummate the sale of its senior living communities and management agreements during 2025 would be expected to adversely impact DHC, and any similar decline of Sonesta would be expected to adversely impact SVC.
Our management responsibilities to each of our clients and any future companies we may manage may give rise to actual, potential or perceived conflicts of interest.
Some of our clients have overlapping investment objectives, and if and as we expand our management services to include additional private real estate capital clients, additional overlapping investment objectives may result. Allocating investment and loan opportunities appropriately frequently involves significant and subjective judgments. In addition, the perception of non-compliance with such requirements or policies could harm our reputation with private capital investors and our public stockholders. Additionally, some of our clients have material business relationships with, and in some instances have engaged in material transactions with, other of our clients that could give rise to conflicting interests. For example, the TRMT Private Credit Fund and SEVN both provide first mortgage loans for middle market real estate and both are managed by our wholly owned subsidiary Tremont Realty Capital that has a policy of allocating investment and loan opportunities among its clients on a rotating basis if an opportunity is appropriate for more than one client. Further, our controlling shareholder’s investment in some of our clients also could give rise to conflicting interests. Our clients rely on information and management services we provide to them. While we believe we and our clients have appropriate policies and procedures in place that are intended to manage and mitigate the risks of conflicts of interest, our allocation of investment opportunities and cost reimbursements, advice, recommendations and commitments of our management team across our clients might be perceived to favor one client at the expense of another. If we fail or appear to fail to deal appropriately with one or more potential or actual conflict of interest our reputation could be damaged and could have a materially adverse effect on our business, financial condition or results of operations in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.
In addition to serving as the Chair and a member of our Board of Directors and on our executive team, Adam Portnoy serves as the chair of the board and as a managing trustee of each Managed REIT, as a director of Sonesta (and its parent) and as the sole director of AlerisLife; certain of our other officers serve as managing trustees or directors of our clients; and all of the executive officers of the Managed REITs, one of the executive officers of AlerisLife and one of the executive officers of Sonesta is an officer and employee of ours. In addition, some of the independent trustees of the Managed REITs also serve as independent trustees of other Managed REITs. Mr. Portnoy is also the controlling shareholder of AlerisLife and Sonesta. These multiple responsibilities and varying interests could create competition for the time and efforts of Adam Portnoy and RMR LLC and its subsidiaries and their officers and employees, and actual, potential or perceived conflicts of interest may arise.
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
Adam Portnoy, as sole trustee of ABP Trust, holds more than 50.0% of the voting power of our shares eligible to vote. As a result, we are a “controlled company” under the Nasdaq listing rules. Under these rules, a company of which more than 50.0% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain listed company governance requirements, including the requirements that the board of directors be comprised of a majority of independent directors and that we have a compensation committee and a nominating and corporate governance committee composed entirely of independent directors. Although we are not currently availing ourselves of these exceptions, the fact that we could in the future may cause our Class A Common Shares to trade at a lower price than if we were required to afford these protections.
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

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, managers, agents or employees.
Our bylaws currently provide that other than any action arising under the Securities Act of 1933, as amended, (the “Securities Act”) the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined under the Maryland General Corporation Law; (2) any derivative action or proceeding brought on our behalf; (3) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, agent or employee of ours to us or our shareholders; (4) any action asserting a claim against us or any director, officer, agent or employee of ours arising pursuant to Maryland law or our charter or bylaws, including any disputes, claims or controversies brought by or on behalf of a shareholder either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of our stock or our shareholders against us or any of our directors, officers, agents or employees, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our charter or bylaws; or (5) any action asserting a claim against us or any director, officer, agent or employee of ours that is governed by the internal affairs doctrine of the State of Maryland. Unless we otherwise consent in writing, to the fullest extent of the law, the sole and exclusive forum for claims that arise under the Securities Act, is the federal district courts of the United States of America. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of stock shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our directors, officers, employees or agents, which may discourage lawsuits against us and our directors, officers, employees or agents.
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
In the RMR LLC reorganization on June 5, 2015, RMR Inc. purchased Class A Units from ABP Trust, resulting in increases in our tax basis of our assets that otherwise would not have been available. In the future, additional Class A Units may be redeemed by ABP Trust for Class A Common Shares or cash. See “Business-Our Organizational Structure-The RMR LLC Operating Agreement-Redemption rights of holders of Class A Units” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. Any future redemptions that ABP Trust may effect may similarly result in increases in our tax basis of our assets. Such increases in tax basis are likely to increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income tax we otherwise would be required to pay in the future. These increases in tax basis may also decrease gain (or increase loss) on future dispositions of certain capital assets to the extent the increased tax basis is allocated to those assets. The Internal Revenue Service, or the IRS, may challenge all or part of these tax basis increases, and a court might sustain such a challenge.
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
Under RMR Inc.’s charter and RMR LLC’s operating agreement, no director or officer of ours who is also serving as an officer, employee or agent of a client or ABP Trust or any of its affiliates is required to present, communicate or offer any business opportunity to us, and such person shall have the right to hold any business opportunity for themselves or transfer it to any other person to the maximum extent permitted by Maryland law. If any of these persons fails to present an opportunity to us or takes the opportunity for themselves, to the maximum extent permitted under Maryland law they will not be liable to us. We have renounced all potential interest or expectation in certain business opportunities which may fit our growth objectives in the future or otherwise have value to us. These opportunities may be directed to the clients or other persons or entities to which RMR LLC may have a relationship. Additionally, under our governing documents, our directors, officers, employees and agents are permitted to engage in other business activities that are similar to, or even competitive with, our own. If such persons engage in competitive business activities, we may have no remedy under our governing documents in those circumstances.
We may enter into new lines of businesses and doing so may result in additional risks and uncertainties in our businesses.
To the extent we enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with: (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities competently or profitably; (iii) combining or integrating operational and management systems and controls; and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. During the past four years, we expanded our Private Capital through the execution of new business ventures; our Private Capital assets under management increased from approximately $1.3 billion as of September 30, 2021 to approximately $12.3 billion as of September 30, 2025. We have continued to expand our private capital real estate investments since entering the multifamily residential real estate sector in December 2023 through our acquisition of the RMR Residential business, in making a value-add retail investment and in July 2024 we launched the TRMT Private Credit Fund. In addition, our strategic initiatives include joint ventures or partnerships, in which case we may be subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. There can be no assurance that our increased focus on private real estate capital or any other business initiative we decide to pursue will be successful in the future or that we will achieve our performance objectives.
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
We also lease other ancillary and local office space from ABP Trust, from certain Managed Equity REITs and from third parties. We consider these leased premises suitable and adequate for our business. For more information about our leased facilities, see Note 15, Leases, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
As of September 30, 2025, our wholly owned properties were comprised of one retail property near Chicago, IL containing approximately 204,000 rentable square feet and three residential properties located in three states containing approximately 781 units. For more information about our wholly owned properties, see Note 4, Acquisitions to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of November 7, 2025, there were 1,991 shareholders of record of our Class A Common Shares.
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the fiscal year ended September 30, 2025:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
December 1 - December 31, 2024	294	$20.43	N/A	N/A
March 1 - March 31, 2025	1,377	$16.70	N/A	N/A
April 1 - April 30, 2025	1,993	$16.44	N/A	N/A
May 1 - May 31, 2025	4,396	$14.57	N/A	N/A
June 1 - June 30, 2025	2,321	$16.17	N/A	N/A
July 1 - July 31, 2025	171	$16.98	N/A	N/A
September 1 - September 30, 2025	42,649	$17.28	N/A	N/A
Total	53,201	$16.98	N/A	N/A
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
Business Environment and Outlook
The continuation and growth of our business depends upon our ability to manage the Managed Equity REITs, SEVN and our private capital clients so as to maintain, grow and increase the value of their businesses and to successfully expand our business through the execution of new business ventures and additional investments. Our business and the businesses of our clients generally follow the business cycle of the U.S. real estate industry, but with certain property type and regional geographic variations. Typically, as the general U.S. economy expands, commercial real estate, or CRE, occupancies increase and new real estate development occurs; new development frequently leads to increased real estate supply and reduced occupancies; and then the cycle repeats. These general trends can be impacted by property type characteristics or regional factors; for example, demographic factors such as the aging U.S. population, the growth of e-commerce retail sales or net population migration across different geographic regions can slow, accelerate, overwhelm or otherwise impact general cyclical trends. Because of such multiple factors, we believe it is often possible to grow real estate based businesses in selected property types or geographic areas despite general national trends.
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
Despite the macroeconomic uncertainty, both we and our clients will continue to balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, sensible capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and increased operating costs. We also look to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
For a discussion of some of the circumstances that may adversely affect us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item 1 “Business” and Part I, Item 1A “Risk Factors”.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the Managed Equity REITs, excluding rents or other revenues from hotels, senior living communities, travel centers and wellness centers, which are separately managed by Sonesta, AlerisLife or a third party. Also, under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs based on a percentage of the cost of such construction. In connection with OPI’s voluntary chapter 11 petitions on October 30, 2025, we entered into a restructuring support agreement with OPI and certain of its lenders pursuant to which we have agreed to terms for new management agreements with OPI to take effect upon the effectiveness of OPI’s plan of reorganization. Pursuant to the management agreement term sheet, the initial term of the new management agreements will be five years, RMR LLC will be paid an annual fee under the new business management agreement of $14.0 million payable per year for the first two years, and RMR LLC will be paid a 3% property management fee and a 5% construction supervision fee under the new property management agreement, consistent with the existing property management agreement. The current management agreements between OPI and RMR LLC will remain in effect during the pendency of the OPI chapter 11 cases, and RMR LLC will continue to manage OPI’s business in the ordinary course. For further information regarding the fees we earn, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of September 30, 2025 and 2024, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		September 30,
REIT	Primary Strategy	2025	2024
DHC	Medical office and life science properties, senior living communities and other healthcare related properties	$3,847,471	$4,122,133
ILPT	Industrial and logistics properties	4,607,421	4,627,266
OPI	Office properties primarily leased to single tenants and those with high credit quality characteristics	2,445,790	2,450,756
SVC	Hotels and service-focused retail net lease properties	6,410,822	6,442,016
		$17,311,504	$17,642,171
A Managed Equity REIT’s historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves. A Managed Equity REIT’s average market capitalization includes the average value of the Managed Equity REIT’s outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares and the principal amount of consolidated indebtedness during the period. The table above presents, for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period.
The basis on which our base business management fees are calculated for the fiscal years ended September 30, 2025 and 2024 may differ from the basis at the end of the periods presented in the table above. As of September 30, 2025, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of September 30, 2025, were $7,323,576, $5,714,174, $5,348,885 and $10,750,102, respectively.
The fee revenues we earned from the Managed Equity REITs for the fiscal years ended September 30, 2025 and 2024 are set forth in the following table:

	Fiscal Year Ended September 30,
	2025				2024
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$16,142	$5,080	$1,752	$22,974	$16,498	$5,659	$2,359	$24,516
ILPT	23,437	12,965	533	36,935	23,590	12,683	431	36,704
OPI	11,412	10,838	1,794	24,044	12,484	13,339	4,080	29,903
SVC	29,039	7,865	2,912	39,816	31,610	5,397	6,752	43,759
	$80,030	$36,748	$6,991	$123,769	$84,182	$37,078	$13,622	$134,882
Other Clients
We provide business management services to AlerisLife and Sonesta. AlerisLife operates senior living communities throughout the United States, many of which are owned by and managed for DHC. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Canada, Latin America, the Caribbean and the Middle East; many of the U.S. hotels that Sonesta operates are owned by SVC. Generally, our fees earned from business management services to AlerisLife and Sonesta are based on a percentage of certain revenues.

In addition, we also provide management services to certain other Private Capital clients, including high-quality institutional investor relationships we maintain through RMR Residential, and earn fees based on a percentage of average invested capital, as defined in the applicable agreements, property management fees based on a percentage of rents collected from managed properties and construction supervision fees based on a percentage of the cost of construction activities. RMR Residential also provides us the potential to generate a carried interest on any new co-investments in the future.
Our management fee revenues from services to these clients for the fiscal years ended September 30, 2025 and 2024, are set forth in the following table:

	Fiscal Year Ended September 30,
	2025				2024
	Base	Base			Base	Base
	Business	Property	Construction		Business	Property	Construction
	Management	Management	Supervision		Management	Management	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$5,720	$—	$—	$5,720	$5,632	$—	$—	$5,632
Sonesta	9,314	—	—	9,314	9,362	—	—	9,362
RMR Residential	510	15,422	1,592	17,524	482	15,014	1,440	16,936
Other private entities	12,126	8,318	726	21,170	12,099	8,664	579	21,342
SEVN	—	73	5	78	—	47	—	47
	$27,670	$23,813	$2,323	$53,806	$27,575	$23,725	$2,019	$53,319
Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
For the fiscal years ended September 30, 2025 and 2024, Tremont earned advisory services revenue of $4,475 and $4,506, respectively, and incentive fees of $653 and $1,213, respectively.
Private Capital Business
As part of our strategic initiative to expand our private capital business, we acquire value-add multifamily residential and retail properties and use them to develop a track record in these sectors for future fundraising. We have also invested in first mortgage loans using existing cash resources that we financed, in part, through a bank repurchase facility.
In February and March 2025, we closed two joint venture acquisitions: (i) a 225-unit residential community in Pompano Beach, FL, or the Pompano JV, and (ii) a 400-unit residential community in Sunrise, FL, or the Sunrise JV, for an aggregate purchase price of $190,100. As general partner of both joint ventures, we made an aggregate equity contribution of $11,031, with institutional investors funding the remaining equity. In conjunction with these acquisitions, we earned aggregate acquisition fees of $664 and are entitled to construction supervision and property management fees pursuant to management agreements with these private capital joint ventures. We are also entitled to a carried interest if we meet certain investment returns.
In August and September 2025, we acquired two garden style apartment communities located near Raleigh, NC and Orlando, FL for an aggregate purchase price of $143,386, excluding acquisition costs. We financed these acquisitions with cash on hand and $93,200 in mortgage proceeds, excluding financing costs. These mortgages carry interest at the Secured Overnight Financing Rate, or SOFR, plus a premium. To mitigate our exposure to fluctuating interest rates, we purchased interest rate caps on both mortgages with a current SOFR strike rate equal to 3.00%.
We plan to syndicate these multifamily residential acquisitions to third party investors through a managed fund or traditional joint venture.
In July 2025, we acquired a community shopping center near Chicago, IL in an all-cash transaction for a purchase price of $21,250, excluding acquisition costs. Our goal is to acquire a small portfolio of retail properties through which we can make value-add investments over a three- to five-year span and achieve a sizable return on those investments at exit.
Our secured financing facility is governed by a master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement, for a facility with an aggregate maximum capacity of $200,000, or our UBS Master Repurchase

Facility. We are required to pay interest at a rate of SOFR plus a premium. To date, we have originated two floating rate first mortgage loans secured by hotel and industrial properties in Revere, MA and Wayne, PA, respectively, for an aggregate remaining lending commitment of $64,000. These loans require the borrower to pay interest at a rate of SOFR plus a premium that is in excess of the premium paid by us on the secured financing facility. As of September 30, 2025, our borrowers had paid their debt service obligations owed and due to us and partial repayments of these outstanding loans have been received.
On October 29, 2025, we authorized the sale of our two floating rate first mortgage loans secured by properties in Revere, MA and Wayne, PA to SEVN. We expect to close on the sale of these loans by year-end and terminate our secured financing facility.

RESULTS OF OPERATIONS (dollars in thousands)
The following table presents the changes in our operating results for the fiscal year ended September 30, 2025 compared to the fiscal year ended September 30, 2024:

	Fiscal Year Ended September 30,
	2025	2024	$ Change	% Change
Revenues:
Management services	$177,575	$188,201	$(10,626)	(5.6)%
Incentive fees	653	1,213	(560)	(46.2)%
Advisory services	4,475	4,506	(31)	(0.7)%
Total management, incentive and advisory services revenues	182,703	193,920	(11,217)	(5.8)%
Loan investment interest income	5,848	1,400	4,448	n/m
Loan investment interest expense	(3,401)	(87)	(3,314)	n/m
Income from loan investments, net	2,447	1,313	1,134	86.4%
Rental property revenues	8,273	1,604	6,669	n/m
Reimbursable compensation and benefits	77,970	84,169	(6,199)	(7.4)%
Reimbursable equity based compensation	6,882	7,919	(1,037)	(13.1)%
Other reimbursable expenses	422,009	608,688	(186,679)	(30.7)%
Total reimbursable costs	506,861	700,776	(193,915)	(27.7)%
Total revenues	700,284	897,613	(197,329)	(22.0)%
Expenses:
Compensation and benefits	161,728	170,357	(8,629)	(5.1)%
Equity based compensation	9,664	10,624	(960)	(9.0)%
Separation costs	7,078	6,297	781	12.4%
Total compensation and benefits expense	178,470	187,278	(8,808)	(4.7)%
General and administrative	42,497	43,743	(1,246)	(2.8)%
Other reimbursable expenses	422,009	608,688	(186,679)	(30.7)%
Rental property expenses	2,833	462	2,371	n/m
Transaction and acquisition related costs	1,142	7,750	(6,608)	(85.3)%
Depreciation and amortization	11,551	4,713	6,838	145.1%
Total expenses	658,502	852,634	(194,132)	(22.8)%
Operating income	41,782	44,979	(3,197)	(7.1)%
Interest income	5,197	10,403	(5,206)	(50.0)%
Interest expense	(4,308)	(783)	(3,525)	n/m
Change in fair value of Earnout liability	8,319	2,589	5,730	n/m
(Loss) gain on investments	(5,085)	7,260	(12,345)	(170.0)%
Gain on sale of real estate	445	—	445	n/m
Income before income tax expense	46,350	64,448	(18,098)	(28.1)%
Income tax expense	(7,671)	(11,319)	3,648	32.2%
Net income	38,679	53,129	(14,450)	(27.2)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(21,910)	(30,039)	8,129	27.1%
Net loss attributable to other noncontrolling interests	827	40	787	n/m
Net income attributable to The RMR Group Inc.	$17,596	$23,130	$(5,534)	(23.9)%
n/m - not meaningful
References to changes in the income and expense categories below relate to the comparison of consolidated results for the fiscal year ended September 30, 2025, compared to the fiscal year ended September 30, 2024. For a comparison of consolidated results for the fiscal year ended September 30, 2024 compared to the fiscal year ended September 30, 2023, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Management services revenue. Management services revenue decreased $10,626 primarily due to lower construction supervision revenues at the Managed Equity REITs of $6,631 due to lower levels of capital spend and lower base business management revenues from the Managed Equity REITs of $4,152 due to declines in their respective enterprise values.
Incentive fees. Incentive fees decreased $560 due to decreases in SEVN’s core earnings in the 2025 period.
Income from loan investments, net. Income from loan investments, net increased $1,134 due to our origination of two first mortgage loans, financed in part by repurchase loans, in the fourth fiscal quarter of 2024.
Rental property revenues. Rental property revenues increased $6,669 primarily due to our acquisition of one retail and three residential properties after the third fiscal quarter of 2024.
Reimbursable compensation and benefits. Reimbursable compensation and benefits includes reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits decreased $6,199 primarily due to cost containment measures that included headcount reductions over the last twelve months.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue decreased $1,037 primarily as a result of decreases in certain of our clients’ respective share prices in the 2025 period.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Compensation and benefits. Compensation and benefits consists of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense decreased $8,629 due to cost containment measures that included headcount reductions over the last twelve months.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. We record an equal offsetting amount as reimbursable equity based compensation revenue for the value of awards under our clients’ equity compensation plans to certain of our employees. Equity based compensation decreased $960 primarily as a result of decreases in certain of our clients’ respective share prices in the 2025 period.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 10, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
General and administrative. General and administrative expenses consists of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs decreased $1,246 primarily due to declines in third party construction supervision fees, partially offset by a full period of RMR Residential operations and other professional fees.
Rental property expenses. Rental property expenses increased $2,371 primarily due to our acquisition of one retail and three residential properties after the third fiscal quarter of 2024.
Transaction and acquisition related costs. Transaction and acquisition related costs primarily represent costs associated with our acquisition of MPC and related integration expenses, which were predominantly incurred during the 2024 period.
Depreciation and amortization. Depreciation and amortization increased $6,838 primarily due to full period amortization of MPC acquisition related intangible assets and depreciation of our owned properties in the 2025 period.
Interest income. Interest income decreased $5,206 due to a lower amount of investable cash and lower average interest rates during the 2025 period compared to the 2024 period.
Interest expense. Interest expense increased $3,525 primarily due to three mortgage notes encumbering our owned properties, which were acquired after the third fiscal quarter of 2024.

Change in fair value of Earnout liability. For further information about the Earnout liability, see Note 4, Acquisitions and Note 9, Fair Value of Financial Instruments to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
(Loss) gain on investments. For further information, see Note 8, Investments, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Gain on sale of real estate. We recorded a $445 gain on sale of real estate resulting from the sale of one residential property during the 2025 period.
Income tax expense. The decrease in income tax expense of $3,648 is primarily attributable to lower taxable income.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management, construction supervision and advisory services fees. As of September 30, 2025 and 2024, we had cash and cash equivalents of $62,297 and $141,599, respectively, of which $19,478 and $23,189, respectively, was held by RMR Inc., with the remainder being held at RMR LLC and its subsidiaries. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2025 and 2024, $50,662 and $92,326, respectively, of our cash and cash equivalents were invested in money market bank accounts.
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
For the fiscal year ended September 30, 2025, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $25,129, of which $13,288 was distributed to RMR Inc. and $11,841 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $13,288 distributed to RMR Inc. was eliminated in our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and the $11,841 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We used a portion of these funds distributed to RMR Inc. to pay our tax liabilities and amounts due under a tax receivable agreement. Excess cash distributed to us as part of the required quarterly tax distributions are accumulated at RMR Inc. to fund future dividends to holders of our Class A Common Shares and Class B-1 Common Shares.
During the fiscal year ended September 30, 2025, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $49,547. On October 9, 2025, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 27, 2025 in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,679. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,260, of which $5,460 will be distributed to us based on our aggregate ownership of 17,063,495 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total dividend will amount to approximately $12,479 and we expect to pay this dividend on or about November 13, 2025. See Note 11, Shareholders’ Equity, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding these distributions.
In January 2025, we entered into a credit agreement, or our credit agreement, for a $100,000 senior secured revolving credit facility, or our revolving credit facility. Our revolving credit facility is secured by certain of our assets and existing management agreements and provides us with enhanced financial flexibility as we continue to invest in our private capital initiatives and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to ongoing minimum performance, our satisfying certain financial covenants and other credit facility conditions. As of September 30, 2025 and November 7, 2025, we had no amounts outstanding on our revolving credit facility.

Cash Flows
The $14,371 increase in net cash flows provided by operating activities for the fiscal year ended September 30, 2025 compared to the 2024 period reflects favorable changes in working capital, partially offset by a decrease in net income in the 2025 period. The $25,978 decrease in net cash flows used in investing activities for the fiscal year ended September 30, 2025 compared to the 2024 period was due to our acquisition of MPC and a residential property and our funding of loans held for investment in the 2024 period, partially offset by our acquisition of three properties in the 2025 period. The $6,739 increase in net cash flows provided by financing activities for the fiscal year ended September 30, 2025 compared to the 2024 period was due to proceeds from mortgage financings in the 2025 period, partially offset by borrowings on our secured financing facility in the 2024 period.
As of September 30, 2025, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 10, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. As of September 30, 2025, our consolidated balance sheet reflects a liability related to the tax receivable agreement of $18,478, of which we expect to pay $2,552 to ABP Trust during the fourth quarter of fiscal year 2026.
Related Person Transactions
We have relationships and historical and continuing transactions with Adam Portnoy, the Chair of our Board and one of our Managing Directors, as well as our clients. For further information about these and other such relationships and related person transactions, please see Note 2, Summary of Significant Accounting Policies and Note 10, Related Person Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, the section captioned “Business” above in Part I, Item 1 of this Annual Report on Form 10-K, our other filings with the SEC and our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, or the 2026 Proxy Statement, to be filed within 120 days after the close of the fiscal year ended September 30, 2025. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Estimates
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our consolidated financial statements requires our management to make certain critical accounting estimates and judgments that impact (i) the revenue recognized during the reporting periods, (ii) the estimation of fair values, (iii) our principles of consolidation and (iv) assessment of goodwill for certain reporting units. These accounting estimates are based on our management’s judgment. We consider them to be critical because of their significance to our consolidated financial statements and the possibility that future events may cause differences from current judgments or because the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to test their reasonableness. Although actual amounts likely differ from such estimated amounts, we believe such differences are not likely to be material.
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
Fair Value. The estimation of fair value involves a significant level of judgment and estimation uncertainty, and actual results could be materially different and have a material impact on our financial condition and results of operations. We accounted for the MPC Acquisition as a business combination. We used estimates and assumptions to assign fair values to assets acquired and liabilities assumed, including intangible assets. Determining the fair value of intangible assets requires us to use estimates and assumptions including, but not limited to, expected future cash inflows and outflows, useful lives, discount rates and income tax rates. Fair values were determined based on estimates and assumptions we believe to be reasonable, but that are unpredictable and inherently uncertain. Unanticipated events and circumstances may occur that could materially affect the accuracy of such estimates, assumptions or actual results.
The fair value of our Earnout liability was determined using a Monte Carlo simulation model and is inherently uncertain. Inputs into the model require estimates and assumptions regarding the timing and deployment of future capital, the historical volatility of similar market transaction, and discount rates and credit ratings for companies similar to ours. The Earnout liability is remeasured on a quarterly basis and changes to our estimates and assumptions may have a significant impact on the fair value estimate of the Earnout liability. In addition, actual payments required under the Earnout may differ significantly from our estimates and could have a material impact to our results of operations and financial condition.
The fair value of our investment in Carroll Multifamily Venture VII, LP, or Fund VII, and our investment in joint ventures was determined using discounted cash flow analyses. Inputs into the discounted cash flow analyses require estimates and assumptions regarding the discount rates, exit capitalization rates and holding period. The fair value of our investment in Fund VII and our investment in joint ventures is remeasured on a quarterly basis and changes to our estimates and assumptions may have a significant impact on the fair value of these investments.
Other financial instruments are carried at fair value that do not involve a significant level of judgment or estimation uncertainty. For more information on these financial instruments, see Note 9, Fair Value of Financial Instruments to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Goodwill Assessment. We assess goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our impairment assessment is performed at the reporting unit level. As of September 30, 2025, goodwill represents approximately 10% of our total assets. For our annual assessment of goodwill in 2025, we utilized an independent third-party appraiser to assist in the valuation of certain reporting units’ net assets. This valuation was then compared to the carrying amount, inclusive of assigned goodwill. The fair value of the reporting unit was determined using a combination of the income approach (discounted cash flow method) and the market approach (guideline public company method). Key assumptions included projected revenue growth rates, operating margins, tax rates, discount rates and terminal growth rates.
As of September 30, 2025, the fair value of our assessed reporting units exceeded their carrying amount, subject to certain sensitivity for potential changes in key assumptions. Accordingly, no impairment was recorded. We consider this estimate critical due to the subjectivity involved in forecasting future cash flows and selecting appropriate discount rates. A change in these assumptions could materially affect the fair value conclusions and potentially result in future impairment charges.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives, including fixed rate debt, and employing derivative instruments, including interest rate caps, to limit our exposure to increasing interest rates. Other than as described below, we do not currently expect any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future. See Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K for the risks to us and our clients.
Floating Rate Debt
As of September 30, 2025, our outstanding floating rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Secured Financing Facility
Revere, MA (Hotel)	$26,612	7.05%	$1,876	2026	Monthly
Wayne, PA (Industrial)	18,458	7.00%	1,292	2027	Monthly
	$45,070		$3,168
Mortgage Loans
Raleigh, NC (Residential)	$40,550	6.74%	$2,733	2028	Monthly
Orlando, FL (Residential)	52,650	6.79%	3,575	2028	Monthly
	$93,200		$6,308
(1)    Based on SOFR plus a premium as of September 30, 2025.
The interest income on our loans held for investment and the interest expense on our repurchase loans float with SOFR. Because we generally intend to leverage approximately 75% of the amount of our loans held for investment with repurchase loans, as SOFR increases above the floors of our loans held for investment, our income from loan investments, net, will increase. Decreases in SOFR are mitigated by interest rate floor provisions in our loan agreements with borrowers, approximating 4.3%; therefore, changes to income from loan investments, net, may not move proportionately with the increase or decrease in SOFR. Changes in market interest rates would not adversely impact the fixed spread that we earn between our repurchase loans and our loans held for investment. As of September 30, 2025, both of our loans held for investment had an active interest rate floor.
We are subject to the credit risk of our borrowers in connection with our loans held for investment. We seek to mitigate this risk by utilizing a comprehensive underwriting, diligence and investment selection process and by ongoing monitoring of our investments. Nevertheless, unanticipated credit losses could occur that may adversely impact our operating results.
The Raleigh, NC loan has two remaining one year extension options and requires interest to be paid at an annual rate of SOFR plus a premium of 2.50%. The Orlando, FL loan has two remaining one year extension options and requires interest to be paid at an annual rate of SOFR plus a premium of 2.55%. We are vulnerable to changes in the U.S. dollar based on short term interest rates, specifically SOFR. In conjunction with these borrowings, to hedge our exposure to risk related to changes in SOFR and as required under the applicable loan agreements, we obtained interest rate caps with current SOFR strike rates equal to 3.00% for the Raleigh, NC loan and Orlando, FL loan.

In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact of a one percentage point increase in interest rates would have on the annual floating rate interest expense of our floating rate mortgage notes as of September 30, 2025:

	Impact of an Increase in Interest Rates
	Weighted Average Interest Rate	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (1)
At September 30, 2025	6.85%	$138,270	$9,476	$(0.57)
One percentage point increase (2)	7.18%	$138,270	$9,927	$(0.59)
(1)    Based on the diluted weighted average common shares outstanding for the fiscal year ended September 30, 2025.
(2)    A one percentage point increase in interest rates would not have an impact on annual interest expense for our floating rate mortgage loans because current interest rates exceed the strike rates of our interest rate caps. However, a one percentage point increase in our weighted average interest rate percentage of our floating rate debt at September 30, 2025 would result in a weighted average interest rate of 7.85%, total floating rate interest expense per year of $10,859 and a decrease in annual earnings per share of $0.65.
The foregoing table shows the impact of an immediate one percentage point change in floating interest rates, including the impact of our interest rate caps. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increase or decreases in the outstanding amounts of any floating rate debt we may incur and the impact, if any, of interest rate caps we may purchase. Generally, if interest rates were to change gradually over time, the impact would be spread over time. As of September 30, 2025, neither of our floating rate mortgage notes had an active interest rate floor.
We also maintain our revolving credit facility which has a total borrowing capacity of $100,000. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. As of September 30, 2025, we had no amounts outstanding on our revolving credit facility.
Fixed Rate Debt
As of September 30, 2025, our outstanding fixed rate debt consisted of one mortgage note with a principal balance of $46,500 with a 5.34% fixed interest rate. This mortgage note requires monthly payments of interest only until maturity in July 2029. Because interest is to be paid at a fixed rate, changes in market interest rates during the term of this mortgage note will not affect our interest obligation. If this mortgage note is refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $465.
Changes in market interest rates would affect the fair value of our mortgage note. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2025 and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $1,632.
Risks Related to Cash and Short Term Investments
Our cash and cash equivalents include short term, highly liquid investments readily convertible to known amounts of cash that have original maturities of three months or less from the date of purchase. We invest a substantial amount of our cash in money market bank accounts and all of our cash is maintained in U.S. bank accounts. Some U.S. bank account balances exceed the Federal Deposit Insurance Corporation insurance limit. We believe our cash and short term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of September 30, 2025, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2025 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may award our Class A Common Shares to our officers and employees under the Second Amended and Restated 2016 Omnibus Equity Plan, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. The terms of awards made under the 2016 Plan are determined by the Compensation Committee of our Board of Directors, at the time of the award. The following table is as of September 30, 2025.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2016 Plan	None.	None.	383,598 (1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	383,598 (1)
(1)    Consists of shares available for issuance pursuant to the terms of the 2016 Plan. Share awards that are forfeited will be added to the shares available for issuance under the 2016 Plan. At our annual meeting of shareholders held on March 27, 2025, our shareholders approved an amended and restated 2016 Plan, which increased the total number of Class A Common Shares available for award by 550,000.
Other information required by this Item 12 of Form 10-K will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Person Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in the 2026 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K will be included in the 2026 Proxy Statement and is incorporated herein by reference.

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

3.2	Articles of Amendment, filed July 30, 2015. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)
3.3	Articles of Amendment, filed September 11, 2015. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)
3.4	Articles of Amendment, filed March 9, 2016. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 11, 2016.)
3.5	Articles of Amendment, filed November 14, 2022. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 14, 2022.)
3.6	Articles of Amendment, filed December 19, 2024. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on December 19, 2024.)
3.7
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

4.3	Description of Capital Stock. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 27, 2025.)

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

10.27
Letter Agreement, dated as of February 5, 2025, by and among The RMR Group LLC and Jennifer B. Clark (+) (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 5, 2025.)

10.28
The RMR Group Inc. Second Amended and Restated 2016 Omnibus Equity Plan (+). (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on March 27, 2025.)

10.29	Form of The RMR Group Inc. Share Award Agreement (+). (Filed herewith.)
10.30	Form of Participation Agreement. (+) (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 6, 2025.)
10.31
Excerpt of Certain Provisions from the RMR Employee Carry LLC Agreement. (+) (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 6, 2025.)

19.1	The RMR Group Inc. Insider Trading Policies and Procedures (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 12, 2024.)
21.1	Subsidiaries of the Registrant (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP (Filed herewith.)
31.1	Rule 13a-14(a) Certification (Filed herewith.)

31.2	Rule 13a-14(a) Certification (Filed herewith.)
32.1	Section 1350 Certification (Furnished herewith.)
97.1	The RMR Group Inc. Clawback Policy (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 15, 2023.)
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
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The RMR Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The RMR Group Inc. (the "Company") as of September 30, 2025 and September 30, 2024, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and September 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Identification and disclosure of related parties and related party transactions - Refer to Notes 1, 2 and 10 to the financial statements
Critical Audit Matter Description
As discussed in Notes 1 and 2 to the financial statements, the Company generates its revenue by providing management services to four publicly traded equity real estate investment trusts, two real estate operating companies, and private capital vehicles, as well as by providing advisory services to a publicly traded mortgage real estate investment trust, all of which are related parties. These entities are considered to be related parties for the reasons discussed in Note 10 to the financial statements. In addition, the Company has also entered into a number of other arrangements with its related persons and related parties (collectively, “related parties”), as further discussed in Note 10.
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
•We tested the effectiveness of controls over the Company’s identification and disclosure of related party relationships and transactions.
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
◦Reading public filings made by the Company, in addition to external news sources for information related to transactions between the Company and related parties to compare to the Company’s details of related party transactions.
◦Listening to the Company’s quarterly earnings investor calls to identify any undisclosed related parties, transactions, or agreements.
◦Inspecting new and amended agreements between the Company and related parties to ensure they were properly disclosed, along with existing related party relationships.
◦Inspecting the Company’s check register and accounts payable by sub-ledger to determine whether there were any payments made or to be made to related parties for transactions not previously identified.
Goodwill — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses a combination of the discounted cash flow income approach, and the market approach to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $71.8 million as of September 30, 2025, of which $69.9 million was allocated to the RMR Residential reporting unit. The fair value of RMR Residential exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
We identified goodwill for RMR Residential as a critical audit matter because of the significant judgments made by management to estimate the fair value of RMR Residential and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and operating margin.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate and forecasts of future revenue and operating margin used by management to estimate the fair value of RMR Residential included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of RMR Residential and management’s selection of the discount rate and forecasts of future revenue and operating margin.

•We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to:
◦Historical revenue and operating margin forecasts and actuals.
◦Internal communications to management and the Board of Directors.
◦Forecasted revenue and expense growth rates included in industry and macro-economic reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate and the long-term revenue growth rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
◦Comparing the long-term growth rate to applicable forecasted industry growth rates.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 12, 2025
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The RMR Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The RMR Group Inc. (the "Company") as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 12, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 12, 2025

The RMR Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,
	2025	2024
Assets
Cash and cash equivalents held by The RMR Group Inc.	$19,478	$23,189
Cash and cash equivalents held by The RMR Group LLC	42,819	118,410
Due from related parties	79,703	134,030
Prepaid and other current assets	13,731	9,789
Loans held for investment, net of allowance for credit losses of $63	36,963	—
Assets held for sale	—	8,700
Total current assets	192,694	294,118
Loans held for investment, net of allowance for credit losses of $526 and $343, respectively	24,021	56,221
Property and equipment, net of accumulated depreciation of $7,980 and $3,447, respectively	228,655	76,433
Due from related parties, net of current portion	10,374	9,350
Investments	31,900	23,733
Goodwill	71,761	71,761
Intangible assets, net of accumulated amortization of $9,074 and $3,719, respectively	26,136	20,299
Operating lease right of use assets	22,876	27,353
Deferred tax asset	13,181	15,163
Other assets, net of accumulated amortization of $97,156 and $87,740, respectively	96,647	106,063
Total assets	$718,245	$700,494

Liabilities and Equity
Reimbursable accounts payable and accrued expenses	$43,553	$90,444
Accounts payable and accrued expenses	38,701	31,599
Current portion of Earnout liability	3,639	517
Operating lease liabilities	5,603	5,906
Current portion of secured financing facility, net	26,326	—
Liabilities held for sale	—	4,973
Total current liabilities	117,822	133,439
Operating lease liabilities, net of current portion	17,682	22,147
Amounts due pursuant to tax receivable agreement, net of current portion	15,926	18,442
Employer compensation liability, net of current portion	10,374	9,350
Earnout liability, net of current portion	—	11,441
Secured financing facility, net of current portion	18,260	41,109
Mortgage notes payable, net	136,168	45,149
Total liabilities	316,232	281,077

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 32,500,000 and 31,950,000 shares authorized, respectively; 16,063,495 and 15,846,025 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	121,706	118,811
Retained earnings	453,822	436,226
Cumulative other comprehensive loss	(62)	—
Cumulative common distributions	(347,842)	(317,495)
Total shareholders’ equity	227,656	237,574
Noncontrolling interest in The RMR Group LLC	172,253	181,439
Noncontrolling interest in other consolidated entities	2,104	404
Total noncontrolling interests	174,357	181,843
Total equity	402,013	419,417
Total liabilities and equity	$718,245	$700,494
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2025	2024	2023
Revenues:
Management services	$177,575	$188,201	$185,702
Termination and incentive fees	653	1,213	45,942
Advisory services	4,475	4,506	4,520
Total management, termination, incentive and advisory services revenues	182,703	193,920	236,164
Loan investment interest income	5,848	1,400	—
Loan investment interest expense	(3,401)	(87)	—
Income from loan investments, net	2,447	1,313	—
Rental property revenues	8,273	1,604	—
Reimbursable compensation and benefits	77,970	84,169	59,925
Reimbursable equity based compensation	6,882	7,919	9,826
Other reimbursable expenses	422,009	608,688	656,401
Total reimbursable costs	506,861	700,776	726,152
Total revenues	700,284	897,613	962,316

Expenses:
Compensation and benefits	161,728	170,357	136,355
Equity based compensation	9,664	10,624	12,488
Separation costs	7,078	6,297	2,002
Total compensation and benefits expense	178,470	187,278	150,845
General and administrative	42,497	43,743	36,019
Other reimbursable expenses	422,009	608,688	656,401
Rental property expenses	2,833	462	—
Transaction and acquisition related costs	1,142	7,750	4,221
Depreciation and amortization	11,551	4,713	1,102
Total expenses	658,502	852,634	848,588
Operating income	41,782	44,979	113,728
Interest income	5,197	10,403	10,574
Interest expense	(4,308)	(783)	—
Change in fair value of Earnout liability	8,319	2,589	—
(Loss) gain on investments	(5,085)	7,260	25,237
Gain on sale of real estate	445	—	—
Income before income tax expense	46,350	64,448	149,539
Income tax expense	(7,671)	(11,319)	(21,768)
Net income	38,679	53,129	127,771
Net income attributable to noncontrolling interest in The RMR Group LLC	(21,910)	(30,039)	(70,624)
Net loss attributable to other noncontrolling interests	827	40	—
Net income attributable to The RMR Group Inc.	17,596	23,130	57,147

Other comprehensive loss:
Unrealized loss on derivatives	(117)	—	—
Less: unrealized loss on derivatives attributable to noncontrolling interest	55	—	—
Other comprehensive loss attributable to The RMR Group Inc.	(62)	—	—
Comprehensive income attributable to The RMR Group Inc.	$17,534	$23,130	$57,147

Weighted average common shares outstanding - basic and diluted	16,644	16,532	16,426

Net income attributable to The RMR Group Inc. per common share - basic and diluted	$1.03	$1.38	$3.44
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

									Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Other Comprehensive Loss	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Other Consolidated Entities	Total Equity
Balance at September 30, 2022	$16	$1	$15	$113,136	$355,949	$—	$(262,496)	$206,621	$163,118	$—	$369,739
Share awards, net	—	—	—	2,874	—	—	—	2,874	—	—	2,874
Net income	—	—	—	—	57,147	—	—	57,147	70,624	—	127,771
Tax distributions to member	—	—	—	—	—	—	—	—	(30,945)	—	(30,945)
Common share distributions	—	—	—	—	—	—	(26,576)	(26,576)	(19,200)	—	(45,776)
Balance at September 30, 2023	16	1	15	116,010	413,096	—	(289,072)	240,066	183,597	—	423,663
Share awards, net	—	—	—	2,801	—	—	—	2,801	—	—	2,801
Net income	—	—	—	—	23,130	—	—	23,130	30,039	(40)	53,129
Tax distributions to member	—	—	—	—	—	—	—	—	(12,997)	—	(12,997)
Common share distributions	—	—	—	—	—	—	(28,423)	(28,423)	(19,200)	—	(47,623)
Acquisition of MPC Partnership Holdings LLC	—	—	—	—	—	—	—	—	—	444	444
Balance at September 30, 2024	16	1	15	118,811	436,226	—	(317,495)	237,574	181,439	404	419,417
Share awards, net	—	—	—	2,895	—	—	—	2,895	—	—	2,895
Net income	—	—	—	—	17,596	—	—	17,596	21,910	(827)	38,679
Tax distributions to member	—	—	—	—	—	—	—	—	(11,841)	—	(11,841)
Common share distributions	—	—	—	—	—	—	(30,347)	(30,347)	(19,200)	—	(49,547)
Consolidation of investments	—	—	—	—	—	—	—	—	—	2,936	2,936
Member distributions upon sale of 260 Woodstock	—	—	—	—	—	—	—	—	—	(409)	(409)
Other comprehensive loss	—	—	—	—	—	(62)	—	(62)	(55)	—	(117)
Balance at September 30, 2025	$16	$1	$15	$121,706	$453,822	$(62)	$(347,842)	$227,656	$172,253	$2,104	$402,013
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Year Ended September 30,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$38,679	$53,129	$127,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,551	4,713	1,102
Amortization of interest rate caps	70	—	—
Straight line office rent	(291)	(380)	(345)
Amortization expense related to other assets	9,416	9,416	9,416
Provision for credit losses	190	602	—
Provision (benefit) for deferred income taxes	1,982	3,057	(1,108)
Gain on sale of real estate	(445)	—	—
Change in fair value of Earnout liability	(8,319)	(2,589)	—
Operating expenses paid in The RMR Group Inc. common shares	3,798	3,937	3,608
Distributions from investments	2,272	2,391	2,221
Loss (gain) on investments	5,085	(7,260)	(25,237)
Changes in assets and liabilities:
Due from related parties	54,607	(14,364)	(6,584)
Prepaid and other current assets	(2,184)	(1,475)	(1,625)
Reimbursable accounts payable and accrued expenses	(46,891)	12,520	(2,297)
Accounts payable and accrued expenses	6,226	(2,322)	2,293
Net cash provided by operating activities	75,746	61,375	109,215

Cash Flows from Investing Activities:
Acquisition of MPC Partnership Holdings LLC, net of cash acquired	—	(78,771)	—
Rental property acquisitions	(166,008)	(70,509)	—
Funding of loans held for investment	(7,553)	(57,180)	—
Repayment of loans held for investment	3,000	—	—
Purchase of property and equipment	(3,650)	(3,865)	(3,983)
Purchase of interest rate caps	(1,945)	—	—
Proceeds from deferred origination fees	—	700	—
Investment in residential fund	(768)	(213)	—
Investment in joint ventures	(11,134)	—	53,479
Proceeds from sale of property	4,198	—	—
Net cash (used in) provided by investing activities	(183,860)	(209,838)	49,496

Cash Flows from Financing Activities:
Proceeds from secured financing facility	5,573	41,655	—
Repayments of secured financing facility	(2,158)	—	—
Proceeds from mortgage notes payable	93,200	46,500	—
Payment of deferred financing fees	(2,719)	(1,960)	—
Distributions to noncontrolling interests	(31,041)	(32,197)	(50,145)
Distributions to common shareholders	(30,347)	(28,423)	(26,576)
Member distributions upon sale of 260 Woodstock	(409)	—	—
Repurchase of common shares	(903)	(1,136)	(734)
Payments under the tax receivable agreement	(2,384)	(2,366)	(2,355)
Net cash provided by (used in) financing activities	28,812	22,073	(79,810)

Decrease in cash and cash equivalents	(79,302)	(126,390)	78,901
Cash and cash equivalents at beginning of period	141,599	267,989	189,088
Cash and cash equivalents at end of period	$62,297	$141,599	$267,989

Supplemental Disclosures:
Income taxes paid	$5,743	$9,138	$21,233
Interest paid	$6,401	$371	$—

Non-cash investing and financing activities:
Recognition of right of use assets and related lease liabilities	$1,853	$3,646	$5,057
Recognition of Earnout liability	$—	$14,547	$—
Assumption of mortgage note payable	$—	$5,429	$—
Property and equipment accrued, not paid	$18	$465	$39
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
As of September 30, 2025, RMR Inc. owned 16,063,495 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 53.2% of the economic interest of RMR LLC as of September 30, 2025. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 46.8% of the economic interest of RMR LLC as of September 30, 2025, which is presented as a noncontrolling interest in The RMR Group LLC within the consolidated financial statements. Adam Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
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
RMR LLC provides management services to Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Canada, Latin America, the Caribbean and the Middle East, and many of the U.S. hotels that Sonesta operates are owned by SVC.
RMR LLC also provides management services to AlerisLife Inc., or AlerisLife, an owner and operator of senior living communities, many of which are owned by DHC. On September 3, 2025, AlerisLife announced that it had entered into agreements to transition the management of its senior living communities to third party operators and expects to sell all of its assets and wind down its business and operations by June 30, 2026. RMR LLC will continue to provide management services through the wind down period.
RMR LLC provides management services through certain of its subsidiaries to multiple private funds, joint ventures and the underlying residential real estate assets of the funds, as well as property management services to third party owners. The residential real estate we manage through these subsidiaries are presented as RMR Residential in these consolidated financial statements.
In addition, RMR LLC provides management services to other private capital vehicles including ABP Trust and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. These other private clients, along with Sonesta, AlerisLife and clients of RMR Residential are collectively referred to as the Private Capital clients.

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
For the fiscal years ended September 30, 2025, 2024 and 2023, we earned aggregate base business management fees from the Managed Equity REITs of $80,030, $84,182 and $85,603, respectively.
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
We did not earn incentive business management fees from the Managed Equity REITs for calendar years 2024, 2023 or 2022.

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
OPI Management Agreement — OPI commenced voluntary chapter 11 petitions on October 30, 2025. In connection with this, we entered into a restructuring support agreement with OPI and certain of its lenders pursuant to which we have agreed to terms for a new management agreement and a new property management agreement with OPI, as set forth in the management agreement term sheet attached to the restructuring support agreement, which agreements are expected to take effect upon the effectiveness of OPI’s plan of reorganization. Pursuant to the management agreement term sheet, the initial term of the new management agreements will be five years and be terminable without penalty after two years, RMR LLC will be paid an annual fee under the new business management agreement of $14,000 payable per year for the first two years, and RMR LLC will be paid a 3% property management fee and a 5% construction supervision fee under the new property management agreement, consistent with the existing property management agreement. The current management agreements between OPI and RMR LLC will remain in effect during the pendency of the OPI chapter 11 cases, and RMR LLC will continue to manage OPI’s business in the ordinary course.
Other Management Agreements
We earn management fees by providing continuous services pursuant to the management agreements with ABP Trust regarding AlerisLife, with Sonesta, and until May 15, 2023, with TA, equal to 0.6% of: (i) in the case of AlerisLife, AlerisLife’s revenues from all sources reportable under GAAP, less any revenues reportable by AlerisLife with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, payable in cash monthly in arrears; (ii) in the case of Sonesta, Sonesta’s estimated revenues from all sources reportable under GAAP, less any estimated revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the estimated gross revenues at those hotels determined in accordance with GAAP, payable in cash monthly in advance; and (iii) in the case of TA, the sum of TA’s gross fuel margin, as defined in the applicable agreement, plus TA’s total nonfuel revenues, payable in cash monthly in advance.
We also earn management fees from certain other Private Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable in cash monthly in arrears.
For the fiscal years ended September 30, 2025, 2024 and 2023, we earned aggregate base business management fees from TA and the Private Capital clients of $27,670, $27,575 and $36,815, respectively. Additionally, in connection with BP’s acquisition of TA on May 15, 2023, TA terminated its business management agreement with us and paid us the applicable termination fee of $45,282 which was recognized during the fiscal year ended September 30, 2023.
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
For the fiscal years ended September 30, 2025, 2024 and 2023, we earned aggregate property management fees of $69,875, $76,444 and $63,153, respectively, including construction supervision fees of $9,314, $15,641 and $18,443, respectively.
Management Agreements with Joint Ventures
We enter into joint venture arrangements with the intent to acquire, improve and sell commercial real estate. We have management agreements with these joint ventures that entitle us to certain fees, such as property management and construction supervision fees and reimbursements of certain costs incurred on behalf of the joint ventures. Other applicable fees include:
Acquisition Fees — We recognize revenue when the performance obligation related to the acquisition services is satisfied, typically at the closing of the real estate transaction. Acquisition fees are recorded in management services in our consolidated statements of comprehensive income. We recognized acquisition fee revenue of $664 for the fiscal year ended September 30, 2025.
Carried Interest Revenues — For certain investments, through our subsidiaries, we invest alongside limited partners in investment vehicles and are entitled to a pro-rata share of their results, or a pro-rata allocation. In addition to a pro-rata allocation, and assuming certain investment returns are achieved, we are entitled to an outsized allocation of the income otherwise allocable to the limited partners, commonly referred to as a carried interest. We recognize carried interest in accordance with the performance-based fee arrangements outlined in our investment management agreements. Carried interest is recognized when the performance criteria specified in the agreements are met, typically upon the realization of investment gains that exceed a predetermined hurdle rate. The recognition of such revenues is contingent upon the achievement of both the investment return threshold and the requisite performance period. This ensures that the earnings process is substantially complete, the amount is reasonably estimable and it is no longer probable that there will be significant reversals. Given the unique nature of each fee arrangement and need for significant judgment, contracts with our clients are evaluated on an individual basis to determine the timing of revenue recognition. Accordingly, a portion of fees we recognize may be partially related to services performed in prior periods that meet recognition criteria in the current period. We did not recognize any carried interest revenues for the fiscal years ended September 30, 2025, 2024 and 2023.
Management Agreements with Advisory Clients
Tremont is primarily compensated pursuant to its management agreement with SEVN at an annual rate of 1.5% of equity, as defined in the applicable agreement. Tremont may also earn an incentive fee under its management agreement with SEVN equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero. The incentive fee may not be less than zero. For the fiscal years ended September 30, 2025, 2024 and 2023, Tremont earned incentive fees of $653, $1,213 and $660, respectively.
For the fiscal years ended September 30, 2025, 2024 and 2023, we earned advisory services revenue of $4,475, $4,506 and $4,520, respectively.
Other Revenues
Income from our loan investments related to our commercial real estate mortgage loans is generally accrued based on the coupon rates applied to the outstanding principal balance of such loans. Fees, premiums and discounts, if any, will be amortized or accreted into income from loan investments over the remaining term of such loans using the effective interest method, as adjusted for any prepayments. For the fiscal years ended September 30, 2025 and 2024, we earned income from loan investments, net of $2,447 and $1,313, respectively.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Leases with our residential and retail tenants provide for base rent payments and may include variable payments or non-lease components, such as property level operating expenses reimbursed by our tenants as well as other required lease payments. We have made the policy election not to separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of non-lease components are the same as those of the lease components. Rental income from these operating leases is recognized on a straight line basis when collectability of substantially all of the lease payments is probable. For the fiscal years ended September 30, 2025 and 2024, we earned rental property revenues of $8,273 and $1,604, respectively.
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
Reimbursable Equity Based Compensation — Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. The revenue in respect of each award is based on the fair value as of the award date for those shares that have vested, with subsequent changes in the fair value of the unvested awards being recognized in our consolidated statements of comprehensive income over the requisite service periods. We record an equal, offsetting amount as equity based compensation expense for the value of these awards.
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
Variable Interest Entities
We regularly evaluate our relationships and investments to determine if they constitute variable interests. A variable interest is an investment or interest that will absorb portions of an entity’s expected losses or receive portions of an entity’s expected returns. If we determine we have a variable interest in an entity, we evaluate whether such interest is in a variable interest entity, or VIE. Under the VIE model, we would be required to consolidate a VIE we manage if we are determined to be the primary beneficiary of the entity. We continuously assess whether we must consolidate any of the entities we manage. Consideration of factors included, but was not limited to, our representation on the entity’s governing body, the size of our investment in each entity compared to the size of the entity and the size of other investors’ interests, the ability and rights to participate in significant policy making decisions and to replace the manager of those entities. Based on this assessment, we concluded that we are not required to consolidate the Managed Equity REITs, SEVN or our Private Capital Clients.
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
As of September 30, 2025 and 2024, $1,802 and $553 in cash and cash equivalents consists of amounts escrowed for performance incentives, future real estate taxes, insurance and capital expenditures, as required by certain of our debt and other agreements. These funds are predominantly held by our mortgage lenders and are segregated from our cash accounts.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	September 30,
	2025	2024	2023
Cash and cash equivalents held by The RMR Group Inc.	$19,478	$23,189	$26,802
Cash and cash equivalents held by The RMR Group LLC	42,819	118,410	241,187
Total cash and cash equivalents shown in the consolidated statements of cash flows	$62,297	$141,599	$267,989
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
Loan Deferred Fees — Loan origination and exit fees are fees charged to our borrowers and unamortized or unaccreted balances are reflected as a reduction in loans held for investment, net, in our consolidated balance sheets. These fees are recorded as a component of loan investment interest income in our consolidated statements of comprehensive income over the life of the related loans held for investment.
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
As of September 30, 2025 and 2024, based on our loan portfolio, the then current economic environment and expectations for future conditions, we recorded an allowance for credit losses of $589 and $343, respectively, with respect to our then outstanding loans held for investment and increasing accounts payable and accrued expenses by $49 and $259, respectively, with respect to our then unfunded loan commitments.
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
“5” loss likely—Criteria reflects a very high risk of realizing a principal loss or having incurred a principal loss; a sponsor having a history of default payments, trouble fulfilling its credit obligations, deeds in lieu of foreclosures, and/or bankruptcies; collateral performance is significantly worse than performance metrics included in the business plan; loan covenants or performance milestones having been breached or not attained; timely exit via sale or refinancing being uncertain; and/or the property having a very high LTV.
We also evaluate the credit quality of our accounts receivable and contract assets. We have estimated certain credit losses associated with recurring accounts receivable which we include as a reduction to due from related parties in our consolidated balance sheets. As of September 30, 2025, these amounts were not significant.
Deferred Financing Costs
Costs incurred in connection with our mortgage financings or secured financing facility are capitalized and recorded as a reduction to the related liability in our consolidated balance sheets. Costs incurred in connection with our $100,000 senior secured revolving credit facility, or our revolving credit facility, are capitalized and recorded as a reduction to prepaid and other current assets in our consolidated balance sheets. Deferred financing costs are amortized over the term of the financing agreement and are recorded in our consolidated statements of comprehensive income as a component of either: (i) income from loan investments, net for our secured financing facility or (ii) interest expense for our mortgage notes and our revolving credit facility.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The following is a summary of property and equipment presented in our consolidated balance sheets, excluding assets held for sale:

	September 30,
	2025	2024
Land	$35,586	$10,084
Building	185,882	57,407
Furniture and equipment	8,046	5,996
Leasehold improvements	623	781
Capitalized software costs	6,498	5,612
Total property and equipment	236,635	79,880
Accumulated depreciation	(7,980)	(3,447)
Property and equipment, net	$228,655	$76,433
As of September 30, 2024, we had one property classified as held for sale in our consolidated balance sheet.
Depreciation expense related to property and equipment and capitalized software costs for the fiscal years ended September 30, 2025, 2024 and 2023, was $5,856, $1,665 and $1,071, respectively.
We allocate the purchase prices of our properties to land, buildings and improvements based on determinations of the relative fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. We allocate a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amounts over the estimated life of the relationships. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of the assets acquired to goodwill.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Goodwill and Intangible Assets
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We evaluate the recoverability of goodwill annually, or more frequently, if events or changes in circumstances indicate that goodwill might be impaired. If our review indicates that the carrying amount of goodwill exceeds its fair value, we would reduce the carrying amount of goodwill to fair value. As of September 30, 2025 and 2024, the gross carrying amount of goodwill in our consolidated balance sheets was $71,761 and no goodwill impairments were recorded.
Intangible assets represent the fair value at acquisition of acquired leases, management agreements, investor relationships, and other intangible assets. Amortization expense related to intangible assets for the fiscal years ended September 30, 2025, 2024 and 2023, was $5,695, $3,048, $31, respectively. Aggregate future amortization to be recognized over the remaining useful lives of these intangible assets is estimated to be $7,624 in 2026, $6,791 in 2027, $4,908 in 2028, $1,215 in 2029, $126 in 2030 and $297 thereafter.
The following is a summary of intangible assets, net presented in our consolidated balance sheets, excluding assets held for sale:

	As of September 30, 2025			As of September 30, 2024
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Amortized intangible assets
Acquired leases	$13,926	$(2,924)	$11,002	$2,394	$(270)	$2,124
Management agreements	13,456	(4,799)	8,657	13,456	(2,145)	11,311
Investor relationships	1,843	(657)	1,186	1,843	(294)	1,549
Customer relationships and non-solicitation agreements	810	(694)	116	1,150	(1,010)	140
Total amortized intangible assets	30,035	(9,074)	20,961	18,843	(3,719)	15,124

Unamortized intangible assets
Trade name	5,175	—	5,175	5,175	—	5,175
Intangible assets, net	$35,210	$(9,074)	$26,136	$24,018	$(3,719)	$20,299
Other Assets
On June 5, 2015, in connection with the formation of RMR Inc., each of DHC, OPI (then Government Properties Income Trust, or GOV, and Select Income REIT, or SIR) and SVC contributed cash and shares with a combined value of $167,764. The consideration received from such Managed Equity REITs for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares in the amount of $193,806, which we recorded in other assets. The other assets are being amortized against revenue recognized related to the management agreements using the straight line method through the period ended December 31, 2035. For the fiscal years ended September 30, 2025, 2024 and 2023, we reduced revenue by $9,416 each year, related to the amortization of these other assets. As of September 30, 2025 and 2024, the remaining amount of these other assets to be amortized was $96,647 and $106,063, respectively.
Equity-Based Compensation
The awards made under our share award plan to our Directors, officers and employees to date, have been shares of Class A common stock of RMR Inc., or Class A Common Shares. Shares issued to Directors vest immediately. Shares issued to our officers and employees vest in five equal, consecutive, annual installments, with the first installment vesting on the date of award. We recognize share forfeitures as they occur. Compensation expense related to share awards is determined based on the market value of our shares on the date of award, with the aggregate value of the awarded shares amortized to expense over the related vesting period. Expense recognized for shares awarded to Directors are included in general and administrative expenses and for shares awarded to employees are included in equity based compensation expenses in our consolidated statements of comprehensive income.

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
Derivatives and Hedging Activities
We account for our derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is not designated as a hedge or does not meet the hedge accounting criteria is recorded as a gain or loss to operations in our consolidated statements of comprehensive income. For more information on our derivative instruments and their fair values, see Note 7, Derivatives and Hedging Activities and Note 9, Fair Value of Financial Instruments.
Recent Accounting Pronouncements
Segments. On November 27, 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the chief operating decision maker, or CODM, and included in each reported measure of segment profit or loss; ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification, or ASC, 280, Segment Reporting, or ASC 280, in interim periods; and iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. Public entities with a single reportable segment must apply all the disclosure requirements of ASU No. 2023-07, as well as all the existing segment disclosures under ASC 280. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. We adopted ASU No. 2023-07 effective September 30, 2025, and as a result, we have included additional information related to the required disclosures in Note 16, Segment Reporting.
Income Taxes. On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance its annual income tax disclosures by requiring: i) consistent categories and greater disaggregation of information in the rate reconciliation, and ii) income taxes paid disaggregated by jurisdiction. The implementation of this ASU will not have a material impact on our consolidated financial statements and we will apply the requirements of ASU No. 2023-09 for our fiscal year ending September 30, 2026.
Comprehensive Income. In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statements Expenses, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to financial statements for both interim and annual reporting periods. ASU No. 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for the first annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that ASU No. 2024-03 will have on our consolidated financial statements.
Derivatives and Hedging. In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which clarifies the application of derivative accounting to certain contracts and updates the guidance for share-based noncash consideration received from a customer in exchange for goods and services. Specifically, this ASU stipulates that entities should apply the guidance in Topic 606 to contracts with share-based noncash consideration from a customer unless and until the entity’s right to receive or retain the share-based noncash consideration is unconditional. ASU No. 2025-07 is effective for the first annual reporting periods beginning after December 15, 2026 and interim reporting periods within those first annual reporting periods, with early adoption permitted. We are currently evaluating the impact that ASU No. 2025-07 will have on our consolidated financial statements.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Internal Use Software. In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which requires companies to start capitalizing eligible software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. ASU No. 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that ASU No. 2025-06 will have on our consolidated financial statements.
Note 3. Income Taxes
We are the sole managing member of RMR LLC. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its tax consolidated subsidiaries. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. During the fiscal years ended September 30, 2025, 2024 and 2023, all of our income before taxes was derived solely from domestic operations.
We had a provision (benefit) for income taxes which consists of the following:

	Fiscal Year Ended September 30,
	2025	2024	2023
Current:
Federal	$4,188	$4,912	$16,922
State	1,501	3,350	5,954
Deferred:
Federal	1,335	2,248	(940)
State	647	809	(168)
Total	$7,671	$11,319	$21,768
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Fiscal Year Ended September 30,
	2025	2024	2023
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.6%	3.4%	3.0%
Permanent items	1.2%	1.1%	0.5%
Uncertain tax position reserve, net of federal benefit	0.3%	1.9%	—%
Net income attributable to noncontrolling interest	(9.5)%	(9.8)%	(9.9)%
Total	16.6%	17.6%	14.6%
The components of the deferred tax assets as of September 30, 2025 and 2024 are entirely comprised of the outside basis difference in our partnership interest in RMR LLC.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

We continue to be subject to federal, state, and local income tax audit examinations for open periods, which can lead to adjustments to our provision for income taxes, the resolution of which may be highly uncertain. We have accrued an uncertain tax position reserve related to an ongoing examination with a state jurisdiction for the fiscal years ending September 30, 2019 and thereafter, the impact of which is not significant to the overall financial statements. Our policy is to include interest expense related to unrecognized tax benefits within the provision for income taxes in our consolidated statements of comprehensive income.
As of September 30, 2025 and 2024, our gross unrecognized tax benefit from uncertain tax positions, exclusive of interest expense, was $1,527 and $1,449, respectively, of which $78 and $107, respectively, is based on positions related to the fiscal years ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and 2024, we recognized $146 and $252, respectively, for interest expense related to unrecognized tax benefits and had $1,925 and $1,701, respectively, of gross unrecognized tax benefits. As of September 30, 2023, we had no uncertain tax positions. We do not reasonably expect any significant changes relating to our unrecognized tax benefits within the next twelve months.
Note 4. Acquisitions
Real Estate Acquisitions
During the fiscal years ended September 30, 2025 and 2024, we acquired one retail rental property and three wholly owned residential rental properties for an aggregate purchase price of $236,517, including capitalized acquisition related costs of $1,881. These transactions were accounted for as asset acquisitions. We allocated the purchase prices of these acquisitions based on the relative estimated fair values of the acquired assets and assumed liabilities as follows:

Acquisition Year	Location	Properties	Purchase Price (1)	Land	Buildings and Equipment	Acquired Real Estate Leases	Assumed Real Estate Obligations
2024	Denver, CO	1	$70,509	$10,084	$58,032	$2,393	$—
2025	IL, NC, FL	3	166,008	25,500	129,511	11,537	(540)
		4	$236,517	$35,584	$187,543	$13,930	$(540)
(1)Includes capitalized acquisition related costs of $509 and $1,372 for the 2024 and 2025 acquisitions, respectively.
MPC Partnership Holdings LLC
On December 19, 2023, or the MPC Acquisition Date, RMR LLC acquired all of the issued and outstanding equity interests of MPC Partnership Holdings LLC, or MPC (now doing business as RMR Residential), or the MPC Acquisition, for $84,474 in cash, excluding transaction costs, plus up to an additional $20,000 subject to the deployment of remaining capital commitments in investment funds managed by MPC prior to the end of such funds’ investment period, or the Earnout. In addition to the Earnout, we agreed to pay retention payments to certain employees of MPC in an aggregate amount of $4,200 for their continued employment through December 31, 2025, or the Retention Payments. The Retention Payments are recognized as transaction and acquisition related costs and are forfeitable upon termination of employment prior to the end of the service period. The MPC Acquisition was accounted for as a business combination under the FASB ASC Topic 805, Business Combinations.
The Earnout represents contingent consideration of the MPC Acquisition. The fair value of the Earnout was determined using a Monte Carlo simulation model based on significant unobservable inputs (Level 3), including management’s estimates of the deployment of capital remaining in investment funds managed by MPC, adjusted for historical volatility of similar transactions, and a discount rate based on credit ratings of companies similar to RMR LLC. For additional information, see Note 9, Fair Value of Financial Instruments.
The following table summarizes the consideration transferred as of the MPC Acquisition Date, excluding transaction costs:

Cash consideration paid by RMR LLC	$84,474
Earnout	14,547
Total consideration	$99,021

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The purchase price of $99,021 was allocated to the assets acquired and liabilities assumed based on estimates of fair values as of the MPC Acquisition Date as follows:

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
As part of the MPC Acquisition, we acquired a 90.0% economic ownership interest in 260 Woodstock Investor, LLC, a mixed-use apartment complex located in Woodstock, GA, or the Woodstock Property. In January 2025, we sold the Woodstock Property for a sales price of $9,800, excluding closing costs, and recognized a $445 gain on sale of real estate for the fiscal year ended September 30, 2025. We received net proceeds of $4,198 and made capital distributions to members of 260 Woodstock Investor, LLC of $409 for the for the fiscal year ended September 30, 2025.
Note 5. Loans Held for Investment, Net
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
In July 2024, we originated a floating rate first mortgage loan that is secured by a hotel property in Revere, MA for a total commitment of $40,000, which was fully funded as of September 30, 2024. This loan requires the borrower to pay interest at a rate of the Secured Overnight Financing Rate, or SOFR, plus a premium of 395 basis points per annum and has an initial term of two years with three one year extensions. During the fiscal year ended September 30, 2025, the borrower of this loan made an early repayment of $3,000 which reduced the unpaid principal on this loan to $37,000.
In July 2024, we originated a floating rate first mortgage loan that is secured by an industrial property in Wayne, PA for a total commitment of $27,000, of which $17,180 was funded as of September 30, 2024. During the fiscal year ended September 30, 2025, we funded an additional $7,553 to the borrower. This loan requires the borrower to pay interest at the rate of SOFR plus a premium of 425 basis points per annum and has an initial term of three years with two one year extensions.
As of September 30, 2025 and 2024, deferred origination fees were $700, of which $361 and $651, respectively, remain unamortized and we have accrued $201 and $35, respectively, in exit fee receivables which we include in loans held for investment, net in our consolidated balance sheets.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The table below provides overall statistics for our loan portfolio as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Number of loans	2	2
Total loan commitments	$64,000	$67,000
Unfunded loan commitments (1)	$2,267	$9,820
Principal balance	$61,733	$57,180
Weighted average coupon rate	8.41%	9.15%
Weighted average all in yield (2)	9.32%	10.13%
Weighted average floor	4.34%	4.34%
Weighted average maximum maturity (years) (3)	3.77	4.80
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
Credit Quality Information
We evaluate the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. As of September 30, 2025 and 2024, our two loans had an internal risk rating of 3.
We estimate credit losses over a reasonable and supportable forecast period of 12 months, followed by a straight-line reversion period of 12 months back to average historical losses. For the fiscal years ended September 30, 2025 and 2024, we recorded an allowance for credit losses of $589 and $343, respectively, related to our then outstanding loans held for investment and increased accounts payable and accrued expenses by $49 and $259, respectively, related to then unfunded loan commitments.
We have elected to exclude accrued interest receivable from amortized cost and not to measure an allowance for credit losses on accrued interest receivable. Accrued interest receivables are generally written off when payments are 120 days past due. Such amounts, if any, are reversed against interest income and no further interest will be recorded until it is collected. As of September 30, 2025 and 2024, we recorded $512 and $454 in prepaid and other current assets on our consolidated balance sheets related to accrued interest receivable on our loans and no amounts were written off for the fiscal years ended September 30, 2025 and 2024.
As of September 30, 2025, our borrowers had paid their debt service obligations owed and due to us.
On October 29, 2025, we authorized the sale of our two floating rate first mortgage loans secured by properties in Revere, MA and Wayne, PA to SEVN.
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
Loans financed through our UBS Master Repurchase Facility are treated as collateralized financing transactions, unless they meet sales treatment under GAAP. Pursuant to GAAP treatment of collateralized financing transactions, loans financed through our UBS Master Repurchase Facility remain on our consolidated balance sheets as assets and cash received from UBS

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

is recorded on our consolidated balance sheets as liabilities. Interest paid in accordance with our UBS Master Repurchase Facility is recorded as loan investment interest expense on our consolidated statements of comprehensive income.
Under our UBS Master Repurchase Facility, the initial purchase price paid by UBS for each purchased asset is up to 80% of the lesser of the market value of the purchased asset and the unpaid principal balance of such purchased asset, subject to UBS’s approval. Upon the repurchase of a purchased asset, we are required to pay UBS the outstanding purchase price of the purchased asset, accrued interest and all accrued and unpaid expenses of UBS relating to such purchased assets. The pricing rate (or interest rate) relating to a purchased asset is equal to one month SOFR, plus a premium within a fixed range, determined by the debt yield and property type of the purchased asset’s real estate collateral.
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
Our secured financing facility has an aggregate maximum capacity of $200,000 and the table below summarizes our secured financing facility as of September 30, 2025 and 2024:

	Principal Balance	Carrying Value (1)	Coupon Rate (2)	Remaining Maturity (years)	Maturity Date	Collateral Principal Balance
September 30, 2025:
Revere, MA (Hotel)	$26,612	$26,326	7.05%	0.75	7/1/2026	$37,000
Wayne, PA (Industrial)	18,458	18,260	7.00%	1.80	7/18/2027	24,733
Total/weighted average	$45,070	$44,586	7.03%	1.20		$61,733

September 30, 2024:
Revere, MA (Hotel)	$28,770	$28,393	7.82%	1.75	7/1/2026	$40,000
Wayne, PA (Industrial)	12,885	12,716	7.77%	2.80	7/18/2027	17,180
Total/weighted average	$41,655	$41,109	7.80%	2.10		$57,180
(1)During the fiscal years ended September 30, 2025 and 2024, we paid $172 and $561, respectively, in deferred financing fees and $484 and $546 remained unamortized as of September 30, 2025 and 2024, respectively.
(2)The coupon rate is determined using SOFR plus a spread ranging from 2.85% to 2.90%, as applicable, for the respective borrowings under our secured financing facility as of the applicable date.
As of September 30, 2025, we were in compliance with the covenants and other terms of the agreements that govern our UBS Master Repurchase Facility.
Mortgage Notes Payable, Net
In July 2024, we acquired a 240-unit, garden-style apartment community in Denver, CO, or the Denver Property, for a purchase price of $70,000, excluding acquisition costs. We financed this acquisition with cash on hand and proceeds from a $46,500 mortgage note with a 5.34% fixed interest rate. This mortgage note requires monthly payments of interest only until maturity in July 2029. During the fiscal year ended September 30, 2024, we paid $1,399 in deferred financing fees and $1,071 and $1,351 remain unamortized as of September 30, 2025 and 2024, respectively.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

In August and September 2025, we acquired two garden style apartment communities located near Raleigh, NC and Orlando, FL for an aggregate purchase price of $143,386, excluding acquisition costs. We financed these acquisitions with cash on hand and $93,200 in mortgage proceeds, which exclude $14,654 in loan commitments to fund for future capital improvements. We are required to pay interest at a rate of SOFR, plus a margin ranging from 250 to 255 basis points, and we purchased interest rate caps with a SOFR strike rate of 3.00% for an aggregate $1,945. These mortgage notes require monthly payments of interest only until maturity in 2028 and we have two remaining one year extension options on each mortgage note. During the fiscal year ended September 30, 2025, we paid $2,547 in deferred financing fees and $2,461 remains unamortized as of September 30, 2025.
Senior Secured Revolving Credit Facility
In January 2025, we entered into a credit agreement, or our credit agreement, for our revolving credit facility. Our revolving credit facility is secured by certain of our assets and existing management agreements and provides us with enhanced financial flexibility as we continue to invest in our private capital initiatives and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to ongoing minimum performance, our satisfying certain financial covenants and other credit facility conditions. As of September 30, 2025 and November 7, 2025, we had no amounts outstanding on our revolving credit facility.
Note 7. Derivatives and Hedging Activities
For certain of our mortgage loan agreements, we have interest rate cap agreements to manage our interest rate risk exposure. The only risk currently managed by us using derivative instruments is our interest rate risk. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we or our related parties may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.
Our interest rate cap agreements are designated as cash flow hedges of interest rate risk and are measured on a recurring basis at fair value. See Note 9, Fair Value of Financial Instruments for further information regarding the fair value of our interest rate caps. The following table summarizes the terms of our outstanding interest rate cap agreements as of September 30, 2025 as reported in prepaid and other current assets on our consolidated balance sheets:

Underlying Instrument	Maturity Date	Strike Rate	Notional Amount	Fair Value
Raleigh, NC (Residential)	8/15/2028	3.00%	$47,870	$760
Orlando, FL (Residential)	10/1/2028	3.00%	$59,984	998
				$1,758
Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract for an upfront premium. For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in cumulative other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Gains and losses on the derivative representing the hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in cumulative other comprehensive income related to derivatives will be reclassified to interest expense as payments are made on our applicable debt.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive loss for the fiscal year ended September 30, 2025:

Amount of loss recognized on derivatives in other comprehensive loss	$40
Amount of gain reclassified from cumulative other comprehensive loss into interest expense	$77
Total amount of interest expense presented in the consolidated statements of comprehensive income	$(4,308)
Note 8. Investments
Seven Hills Realty Trust
As of September 30, 2025, Tremont owned 1,708,058, or approximately 11.3%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our investment in SEVN and determined fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of September 30, 2025 and 2024, based on quoted market prices, was $17,610 and $23,520, respectively. The unrealized (loss) gain in our consolidated statements of comprehensive income related to our investment in SEVN was $(3,638), $7,260 and $5,295 for the fiscal years ended September 30, 2025, 2024 and 2023, respectively. During the fiscal years ended September 30, 2025, 2024, and 2023, we received distributions from SEVN of $2,272, $2,391 and $2,221, respectively.
On October 30, 2025, SEVN announced its intent to commence a transferable rights offering to raise gross proceeds of up to $65,000 whereby shareholders of record of its common shares, or SEVN common shares, of beneficial interest as of the close of business on November 10, 2025 will receive, at no charge, one transferable subscription right for every one SEVN common share held, pursuant to which such shareholders will be entitled to purchase, at a specified subscription price, on SEVN common share for every two subscription rights held. We, through Tremont, have agreed, pursuant to a backstop agreement, to participate in the rights offering by committing to (i) exercise our pro rata subscription rights based on our 11.3% ownership in SEVN and (ii) provide a backstop for the rights offering whereby we will purchase any additional SEVN common shares not otherwise sold in the rights offering, subject to the terms and conditions of the backstop agreement.
Carroll MF VII, LLC and Carroll Multifamily Venture VII, LP
In July 2024, we funded a $213 capital call to Carroll MF VII, LLC, or MF VII, a co-investment vehicle managed by RMR Residential. We initially accounted for our investment using the equity method of accounting because we were deemed to exert significant influence, but not control, over MF VII’s most significant activities. Accordingly, this investment was recorded in investments in our consolidated balance sheets as of September 30, 2024 and was not consolidated.
In December 2024, we funded a $768 capital call to MF VII and reevaluated our consolidation considerations. As a result of our increased equity interest of 14.3% and existing influence over MF VII’s most significant activities, we concluded that we control MF VII and, therefore, consolidated its financial position and results for the fiscal year ended September 30, 2025, which included $695 in accounts payable and accrued expenses. As of September 30, 2025, MF VII owned a $3,156 investment in Carroll Multifamily Venture VII, LP, or Fund VII. MF VII accounts for its investment in Fund VII using the equity method of accounting because it is deemed to exert significant influence, but not control, over Fund VII’s most significant activities. MF VII elected the fair value option to account for its investment in Fund VII and determines fair value using unobservable

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Level 3 inputs. The unrealized loss in our consolidated statements of comprehensive income related to our investment in MF VII was $1,447 for the fiscal year ended September 30, 2025.
Joint Ventures
We own equity interests in two joint ventures: (i) a 225-unit residential community in Pompano Beach, FL, or the Pompano JV, and (ii) a 400-unit residential community in Sunrise, FL, or the Sunrise JV, which were acquired for an aggregate purchase price of $190,100. As general partner of both joint ventures, we made an aggregate equity contribution of $11,134 during the fiscal year ended September 30, 2025 with institutional investors funding the remaining equity. We are entitled to construction supervision and property management fees pursuant to management agreements with these joint ventures and are also entitled to a carried interest if we meet certain investment returns. We account for our investments in the Pompano JV and Sunrise JV using the equity method of accounting because we are deemed to exert significant influence, but not control, over these joint ventures’ most significant activities. We elected the fair value option to account for our investments and determined their fair values using unobservable Level 3 inputs. There was no change in the fair value of our investments in the Pompano JV and Sunrise JV for the fiscal year ended September 30, 2025.
TravelCenters of America Inc.
Until BP acquired TA on May 15, 2023, we owned 621,853, or approximately 4.1%, of TA’s outstanding common shares, that had a cost of $13,701. We previously accounted for our investment in TA using the equity method of accounting because we were deemed to exert significant influence, but not control, over TA’s most significant activities. Under the fair value option, we determined fair value using the closing price of TA’s common shares as of the end of the period, which was a Level 1 fair value input, and recorded changes in fair value in earnings in our consolidated statements of comprehensive income. We recorded a net gain in our consolidated statements of comprehensive income related to our investment in TA of $19,942 for the fiscal year ended September 30, 2023.
For further information regarding the fair value of these investments and the inputs used, see Note 9, Fair Value of Financial Instruments.
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
As of September 30, 2025 and 2024, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
We estimate the fair value of our mortgage notes payable, loans held for investment and outstanding principal balances under our secured financing facility using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.
The table below provides information regarding these financial instruments not carried at fair value in our consolidated balance sheet as of September 30, 2025:

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	As of September 30, 2025		As of September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans held for investment	$60,984	$61,989	$56,221	$57,365
Secured financing facility	44,586	45,471	41,109	41,793
Mortgage notes payable (1)	136,168	137,076	45,149	46,520
(1)Includes two mortgage notes payable with an aggregate carrying value of $90,739 that carry interest at a rate of SOFR plus a premium. The carrying values of these mortgage notes approximate fair value.
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
The following tables present our financial assets and liabilities that have been measured at fair value on a recurring basis:

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$15,797	$15,797	$—	$—
Investment in SEVN	17,610	17,610	—	—
Investment in Fund VII	3,156	—	—	3,156
Investment in joint ventures	11,134	—	—	11,134
Employer compensation liability related to share based payment awards	15,797	15,797	—	—
Interest rate caps	1,758	—	1,758	—
Earnout liability	3,639	—	—	3,639

	As of September 30, 2024
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$14,339	$14,339	$—	$—
Investment in SEVN	23,520	23,520	—	—
Employer compensation liability related to share based payment awards	14,339	14,339	—	—
Earnout liability	11,958	—	—	11,958
The fair values of our interest rate caps are based on prevailing market prices in secondary markets for similar derivative contracts as of the measurement date.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The following tables present additional information about the valuation techniques and significant unobservable inputs for financial assets and liabilities that are measured at fair value and categorized within Level 3 as of September 30, 2025:

	As of September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range
Investment in Fund VII	$3,156	Discounted cash flow	Discount rates	6.50% - 7.00%
			Exit capitalization rates	5.00% - 5.50%
			Holding period	10 years
Investment in joint ventures	$11,134	Discounted cash flow	Unlevered IRR	12.02% - 12.37%
			Exit capitalization rates	4.97% - 5.15%
			Holding period	3 years
Earnout liability	$3,639	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	5.84%

	As of September 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range
Earnout liability	$11,958	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	5.53%
The tables below present a summary of the changes in fair value for our investment in Fund VII and Earnout liability measured on a recurring basis:

	Fiscal Year Ended	Fiscal Year Ended
Investment in Fund VII	September 30, 2025	September 30, 2024
Beginning balance	$—	$—
Changes in fair value for our investment in Fund VII	3,156	—
Ending balance	$3,156	$—

	Fiscal Year Ended	Fiscal Year Ended
Earnout Liability	September 30, 2025	September 30, 2024
Beginning balance	$11,958	$—
Acquisition of MPC Partnership Holdings LLC	—	14,547
Changes in fair value for our Earnout liability	(8,319)	(2,589)
Ending balance	$3,639	$11,958
Note 10. Related Person Transactions
Adam Portnoy, Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of our controlling shareholder, ABP Trust. RMR Inc.’s executive officers serve as trustees or directors of certain companies to which we provide management services. For more information regarding these relationships, please see our proxy statement for our 2025 annual meeting of shareholders.
The Managed Equity REITs and SEVN have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. All but one of the officers of the Managed Equity REITs are officers or employees of RMR LLC. All the officers, overhead and required office space of SEVN are provided or arranged by Tremont. All of SEVN’s officers are officers or employees of Tremont or RMR LLC. One of the executive officers of AlerisLife and one of the executive officers of Sonesta are officers or employees of RMR LLC. Certain of our executive officers are also managing trustees of certain of the Perpetual Capital clients.
Additional information about our related person transactions appears in Note 11, Shareholders’ Equity.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Revenues from Related Parties
For the fiscal years ended September 30, 2025, 2024 and 2023, we recognized revenues from related parties as set forth in the following tables:

	Fiscal Year Ended September 30, 2025
	Total
	Management and	% of	Total	% of		% of
	Advisory Services	Total	Reimbursable	Total	Total	Total
	Revenues	Revenues	Costs	Revenues	Revenues	Revenues
Perpetual Capital:
DHC	$22,974	11.9%	$110,997	21.9%	$133,971	19.1%
ILPT	36,935	19.1%	39,463	7.8%	76,398	10.9%
OPI	24,044	12.4%	156,376	30.9%	180,420	25.8%
SVC	39,816	20.5%	108,673	21.4%	148,489	21.2%
Total Managed Equity REITs	123,769	63.9%	415,509	82.0%	539,278	77.0%
SEVN	5,206	2.7%	5,452	1.1%	10,658	1.5%
	128,975	66.6%	420,961	83.1%	549,936	78.5%

Private Capital:
AlerisLife	5,720	3.0%	—	—%	5,720	0.8%
Sonesta	9,314	4.8%	—	—%	9,314	1.4%
RMR Residential	17,524	9.1%	23,390	4.6%	40,914	5.8%
Other private entities	21,170	10.9%	62,510	12.3%	83,680	11.9%
	53,728	27.8%	85,900	16.9%	139,628	19.9%

Total revenues from related parties	182,703	94.4%	506,861	100.0%	689,564	98.4%
Income from loan investments, net	2,447	1.3%	—	—%	2,447	0.4%
Rental property revenues	8,273	4.3%	—	—%	8,273	1.2%
Total revenues from unrelated parties	10,720	5.6%	—	—%	10,720	1.6%
Total revenues	$193,423	100.0%	$506,861	100.0%	$700,284	100.0%

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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2023
	Total
	Management and	% of	Total	% of		% of
	Advisory	Total	Reimbursable	Total	Total	Total
	Services Revenues	Revenues	Costs	Revenues	Revenues	Revenues
Perpetual Capital:
DHC	$23,675	10.0%	$156,224	21.4%	$179,899	18.7%
ILPT	36,834	15.5%	40,438	5.6%	77,272	8.0%
OPI	38,163	16.2%	334,208	46.0%	372,371	38.7%
SVC	40,543	17.2%	117,421	16.2%	157,964	16.5%
Total Managed Equity REITs	139,215	58.9%	648,291	89.2%	787,506	81.9%
SEVN	5,188	2.2%	4,865	0.7%	10,053	1.0%
TA (1)	55,214	23.4%	3,476	0.5%	58,690	6.1%
	199,617	84.5%	656,632	90.4%	856,249	89.0%

Private Capital:
AlerisLife (2)	5,414	2.3%	97	—%	5,511	0.6%
Sonesta	9,471	4.0%	544	0.1%	10,015	1.0%
Other private entities	21,531	9.1%	68,879	9.5%	90,410	9.4%
	36,416	15.4%	69,520	9.6%	105,936	11.0%

Total revenues from related parties	236,033	99.9%	726,152	100.0%	962,185	100.0%
Revenues from unrelated parties	131	0.1%	—	—%	131	—%
Total revenues	$236,164	100.0%	$726,152	100.0%	$962,316	100.0%
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table presents amounts due from related parties as of the dates indicated:

	September 30,
	2025			2024
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$4,806	$13,780	$18,586	$6,307	$11,358	$17,665
ILPT	4,011	8,922	12,933	4,244	7,968	12,212
OPI	4,031	15,819	19,850	5,877	20,132	26,009
SVC	6,831	9,943	16,774	5,470	8,591	14,061
Total Managed Equity REITs	19,679	48,464	68,143	21,898	48,049	69,947
SEVN	1,513	3,272	4,785	2,551	2,601	5,152
	21,192	51,736	72,928	24,449	50,650	75,099

Private Capital:
AlerisLife	529	—	529	570	—	570
Sonesta	51	—	51	82	—	82
RMR Residential	6,117	—	6,117	9,587	—	9,587
Other private entities	2,836	7,616	10,452	3,909	54,133	58,042
	9,533	7,616	17,149	14,148	54,133	68,281
	$30,725	$59,352	$90,077	$38,597	$104,783	$143,380
Leases
As of September 30, 2025, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. During the fiscal years ended September 30, 2025, 2024 and 2023, we incurred rental expense under related party leases aggregating $5,668, $5,552 and $5,329, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated. For additional information regarding these leases, see Note 15, Leases.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. Accordingly, we made payments of $2,384, $2,366 and $2,355 to ABP Trust during the fiscal years ended September 30, 2025, 2024 and 2023, respectively. As of September 30, 2025, our consolidated balance sheet reflects a liability related to the tax receivable agreement of $18,478, including $2,552 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2026.
Pursuant to the RMR LLC operating agreement, for the fiscal years ended September 30, 2025, 2024 and 2023, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $25,129, $27,796 and $65,486, respectively, of which $13,288, $14,799 and $34,541, respectively, was distributed to us and $11,841, $12,997 and $30,945, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage at the time of distribution. The amounts distributed to us were eliminated in our consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We use funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.

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
•SEVN Rights Offering Backstop Agreement. We, through Tremont, entered into a rights offering backstop agreement on October 30, 2025, pursuant to which, (i) SEVN has granted Tremont demand and piggyback registration rights, subject to certain limitations, covering SEVN common shares that Tremont owns, and (ii) Tremont agreed not to transfer the SEVN common shares acquired in connection with its backstop commitment for a period of 6 months following the closing of the rights offering. See Note 8, Investments for further information regarding this agreement.
•Founders Registration Rights and Lock-Up Agreements. Adam Portnoy and ABP Trust are parties to a registration rights and lock-up agreement with each of DHC, OPI and SVC with respect to each such Managed Equity REITs’ common shares. Pursuant to that agreement, ABP Trust and Adam Portnoy agreed not to transfer the Managed Equity REITs’ common shares they acquired in connection with RMR LLC’s reorganization in June 2015 for a period of ten years, subject to certain exceptions, which period expired in June 2025, and each of those Managed Equity REITs has granted ABP Trust and Adam Portnoy demand and piggyback registration rights, subject to certain limitations.
Separation Arrangements
We may enter into retirement agreements with certain of our former executive officers. Pursuant to these agreements, we make various cash payments and accelerate the vesting of unvested shares of RMR Inc. previously awarded to these retiring officers. We may also enter into separation arrangements from time to time with executive and non-executive officers and employees of ours. All costs associated with separation arrangements, for which there remain no substantive performance obligations, are recorded in our consolidated statements of comprehensive income as separation costs.
For the fiscal year ended September 30, 2025, 2024 and 2023, we recognized separation costs of $7,078, $6,297, and $2,002 respectively, including equity based separation costs of $416, $632 and $482, respectively, and cash separation costs of $6,662, $5,665, and $1,520, respectively.
Bridge Loan to Fund VI
In July 2025, we provided a $5,500 bridge loan to Carroll Multifamily Venture VI, LP, or Fund VI, for the repayment of existing indebtedness and general corporate purposes. The loan carried interest at a rate of SOFR plus a margin of 400 basis points with a maturity date on January 29, 2026. In September 2025, Fund VI repaid this bridge loan, a previously outstanding loan of $2,500 acquired as part of the MPC Acquisition and all accrued interest due and payable. The general partner of Fund VI is an indirect, wholly owned subsidiary of RMR LLC.
OPI Restructuring Support Agreement
In connection with OPI’s voluntary chapter 11 petitions on October 30, 2025, we entered into a restructuring support agreement with OPI pursuant to which we have agreed to terms for new management agreements with OPI. See Note 2, Summary of Significant Accounting Policies for further information regarding this agreement.
Note 11. Shareholders’ Equity
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
Issuances and Repurchases
We award our Class A Common Shares to our Directors, officers and employees under the Second Amended and Restated 2016 Omnibus Equity Plan, or the 2016 Plan, adopted at our 2025 Annual Meeting of Shareholders. During the fiscal years ended September 30, 2025, 2024 and 2023, we awarded to our Directors, officers and employees an aggregate of 272,872, 181,727 and 139,200, respectively, of our Class A Common Shares, of which an aggregate of 35,928, 25,314 and 18,000, respectively, were awarded to our Managing Directors and Independent Directors as part of their annual compensation for serving as Directors.
The Class A Common Shares awarded to our Independent Directors and Managing Directors, in their capacities as Directors, vest immediately and are included in general and administrative expense in our consolidated statements of comprehensive income. The Class A Common Shares awarded to our Managing Directors, in their capacities as our officers and employees, and to our other officers and employees vest in five equal, consecutive, annual installments beginning on the date of the award and are included in equity based compensation expense in our consolidated statements of comprehensive income. During the fiscal years ended September 30, 2025, 2024 and 2023, we recorded general and administrative expenses of $600, $600 and $464, respectively, and equity based compensation expenses of $2,782, $2,705 and $2,662, respectively, related to awards we made under the 2016 Plan.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations for those eligible to do so. The repurchase price is based on the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq. The aggregate value of Class A Common Shares repurchased during the fiscal years ended September 30, 2025, 2024 and 2023, was $903, $1,136 and $734, respectively, which is recorded as a decrease to additional paid in capital included in shareholders’ equity in our consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

A summary of shares awarded and vested, including shares withheld, repurchased or forfeited, under the terms of the 2016 Plan for the fiscal years ended September 30, 2025, 2024 and 2023 is as follows:

	2025		2024		2023
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Award Date	of	Award Date	of	Award Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	233,346	$25.31	204,620	$26.90	202,740	$30.14
Shares awarded	272,872	$16.84	181,727	$24.38	139,200	$24.92
Vested shares withheld and repurchased	(53,201)	$16.98	(45,489)	$24.98	(29,628)	$24.76
Shares vested	(130,569)	$16.74	(105,292)	$24.66	(104,012)	$24.82
Shares forfeited	(2,201)	$19.15	(2,220)	$24.41	(3,680)	$25.40
Unvested shares, end of year	320,247	$20.10	233,346	$25.31	204,620	$26.90
The 320,247 unvested shares as of September 30, 2025 are scheduled to vest as follows: 107,478 shares in 2026, 91,620 shares in 2027, 73,933 shares in 2028 and 47,216 shares in 2029. As of September 30, 2025, the estimated future compensation expense for the unvested shares was $6,347 based on the award date fair value of these shares. The weighted average period over which this compensation expense will be recorded is approximately 26 months.
As of September 30, 2025, 383,598 of our Class A Common Shares remained available for award under the 2016 Plan.
Distributions
During the fiscal years ended September 30, 2025, 2024 and 2023, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Fiscal Year Ended September 30, 2025
10/16/2024	10/28/2024	11/14/2024	$0.45	$7,581
1/16/2025	1/27/2025	2/20/2025	0.45	7,580
4/10/2025	4/22/2025	5/15/2025	0.45	7,595
7/10/2025	7/21/2025	8/14/2025	0.45	7,591
			$1.80	$30,347
Fiscal Year Ended September 30, 2024
10/12/2023	10/23/2023	11/16/2023	$0.40	$6,684
1/11/2024	1/22/2024	2/15/2024	0.40	6,684
4/11/2024	4/22/2024	5/16/2024	0.45	7,529
7/11/2024	7/22/2024	8/15/2024	0.45	7,526
			$1.70	$28,423
Fiscal Year Ended September 30, 2023
10/13/2022	10/24/2022	11/17/2022	$0.40	$6,642
1/12/2023	1/23/2023	2/16/2023	0.40	6,641
4/13/2023	4/24/2023	5/18/2023	0.40	6,648
7/13/2023	7/24/2023	8/17/2023	0.40	6,645
			$1.60	$26,576

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Fiscal Year Ended September 30, 2025
10/16/2024	10/28/2024	11/14/2024	$0.32	$10,191	$5,391	$4,800
1/16/2025	1/27/2025	2/20/2025	0.32	10,190	5,390	4,800
4/10/2025	4/22/2025	5/15/2025	0.32	10,201	5,401	4,800
7/10/2025	7/21/2025	8/14/2025	0.32	10,198	5,398	4,800
			$1.28	$40,780	$21,580	$19,200
Fiscal Year Ended September 30, 2024
10/12/2023	10/23/2023	11/16/2023	$0.32	$10,148	$5,348	$4,800
1/11/2024	1/22/2024	2/15/2024	0.32	10,147	5,347	4,800
4/11/2024	4/22/2024	5/16/2024	0.32	10,154	5,354	4,800
7/11/2024	7/22/2024	8/15/2024	0.32	10,152	5,352	4,800
			$1.28	$40,601	$21,401	$19,200
Fiscal Year Ended September 30, 2023
10/13/2022	10/24/2022	11/17/2022	$0.32	$10,114	$5,314	$4,800
1/12/2023	1/23/2023	2/16/2023	0.32	10,113	5,313	4,800
4/13/2023	4/24/2023	5/18/2023	0.32	10,118	5,318	4,800
7/13/2023	7/24/2023	8/17/2023	0.32	10,116	5,316	4,800
			$1.28	$40,461	$21,261	$19,200
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On October 9, 2025, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 27, 2025, in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,679. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,260, of which $5,460 will be distributed to us based on our aggregate ownership of 17,063,495 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about November 13, 2025.
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
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis or, upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, the assumed redemption would have on earnings per share, we considered net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the fiscal years ended September 30, 2025, 2024 and 2023, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The calculation of basic and diluted earnings per share for the fiscal years ended September 30, 2025, 2024 and 2023, is as follows (amounts in thousands, except per share amounts):

	Fiscal Year Ended September 30,
	2025	2024	2023
Numerators:
Net income attributable to The RMR Group Inc.	$17,596	$23,130	$57,147
Less: income attributable to unvested participating securities	(400)	(323)	(651)
Net income used in calculating diluted EPS	$17,196	$22,807	$56,496

Denominators:
Common shares outstanding	17,063	16,846	16,712
Less: unvested participating securities and incremental impact of weighted average	(419)	(314)	(286)
Weighted average common shares outstanding - diluted	16,644	16,532	16,426

Net income attributable to The RMR Group Inc. per common share - basic and diluted	$1.03	$1.38	$3.44
Note 13. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the fiscal years ended September 30, 2025, 2024 and 2023, is calculated as follows:

	Fiscal Year Ended September 30,
	2025	2024	2023
Income before income tax expense	$46,350	$64,448	$149,539
RMR Inc. franchise tax expense and interest income	(583)	(885)	(755)
Net income before noncontrolling interest	45,767	63,563	148,784
Net income attributable to noncontrolling interest in The RMR Group LLC	(21,910)	(30,039)	(70,624)
Net loss attributable to other noncontrolling interests	827	40	—
Net income attributable to RMR Inc. before income tax expense	24,684	33,564	78,160
Income tax expense attributable to RMR Inc.	(7,671)	(11,319)	(21,768)
RMR Inc. franchise tax expense and interest income	583	885	755
Net income attributable to RMR Inc.	$17,596	$23,130	$57,147
Note 14. Employee Benefits
We have established a defined contribution savings plan for eligible employees under the provisions of U.S. Internal Revenue Code Section 401(k) whereby we contribute 100.0% of the first 3.0% and 50.0% of the next 2.0% of an employee’s cash compensation contributed to the plan up to stated maximums. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Employees’ contributions and our related matching contributions are fully vested when made. Our plan contributions and expenses for the fiscal years ended September 30, 2025, 2024 and 2023, were $3,469, $3,390 and $2,992, respectively.
Note 15. Leases
As Lessor
Rental income from our operating leases, including any payments derived by index or market-based indices, if any, is recognized on a straight line basis over the lease term once we have determined that the collectability of substantially all of the lease payments is probable. We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

We recorded rental income of $8,273 and $1,604 for the fiscal years ended September 30, 2025 and 2024, respectively. Prepaid and other current assets included $13 of straight line rent receivables as of September 30, 2025.
The following table summarizes the future contractual lease payments due from our tenants as of September 30, 2025:

Fiscal Year	Amount
2026	$10,583
2027	1,468
2028	1,158
2029	640
2030	343
Thereafter	845
Total	$15,037
None of our tenants had exercisable rights to terminate their leases before the stated terms of their leases expire.
As Lessee
We enter into operating leases, as the lessee, for office space and vehicles and determine if an arrangement is a lease at inception of the arrangement. Operating lease liabilities and right of use assets are recognized on our consolidated balance sheet for leases with an initial term greater than 12 months based on the present value of the future minimum lease payments over the lease term using our estimated incremental borrowing rate. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term. When additional payments are based on usage or vary based on other factors, they are expensed when incurred as variable lease expense. Certain leases include lease and non-lease components, which we account for as a single lease component. Minimum lease payments for leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. As of September 30, 2025, we had 61 leases that expire at various dates through 2033, with a weighted average remaining lease term of 4.3 years and a weighted average discount rate of 4.0%.
For the fiscal years ended September 30, 2025, 2024 and 2023, the components of operating lease costs were as follows:

	Fiscal Year Ended September 30,
	2025	2024	2023
Fixed rent expense (1)	$6,970	$6,636	$6,272
Variable lease payments	1,277	1,158	907
Total cash portion of rent expense	8,247	7,794	7,179
Non-cash straight line rent expense	(291)	(380)	(345)
Total operating lease costs	$7,956	$7,414	$6,834
(1)Includes expense for leases with an initial term of 12 months or less of $5 and $76 for the fiscal years ended September 30, 2024 and 2023, respectively.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The following table presents the undiscounted cash flows on an annual fiscal year basis for our operating lease liabilities as of September 30, 2025:

Fiscal Year	Amount
2026	$6,431
2027	6,030
2028	5,267
2029	4,485
2030	2,880
Thereafter	232
Total lease payments (1)	25,325
Less: imputed interest (1)	(2,040)
Present value of operating lease liabilities	23,285
Less: current portion of operating lease liabilities	(5,603)
Operating lease liabilities, net of current portion	$17,682
(1)     Excludes $235 of lease payments for signed leases that have not yet commenced.
As of September 30, 2025, $17,311 of total lease payments and $1,271 of imputed interest are for our principal executive offices, which are leased from an affiliate of ABP Trust pursuant to a lease agreement that expires in 2030.
Note 16. Segment Reporting
We manage our business on a consolidated basis and therefore have one reportable segment: real estate asset management. The chief operating decision maker, or CODM, is our President and Chief Executive Officer. The CODM assesses performance, allocates resources and makes strategic decisions based on net income attributable to the RMR Group Inc. and consolidated revenue and expense information as shown in our consolidated statements of comprehensive income. The CODM is also regularly provided with information on revenue related to our management agreements with the Managed Equity REITs, SEVN and other clients, which are detailed in Note 10, Related Person Transactions. The CODM is not regularly provided with detailed expense information. The accounting policies of our reportable segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The measure of segment assets is reported as total assets in our consolidated balance sheets.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RMR GROUP INC.
By:	/s/ Adam D. Portnoy
Adam D. Portnoy
Managing Director, President and Chief Executive Officer
Dated:	November 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam D. Portnoy	Managing Director, President and Chief Executive Officer	November 12, 2025
Adam D. Portnoy	(principal executive officer)

/s/ Matthew C. Brown	Executive Vice President, Chief Financial Officer and Treasurer	November 12, 2025
Matthew C. Brown	(principal financial officer and principal accounting officer)

/s/ Jennifer B. Clark	Managing Director, Executive Vice President, General Counsel	November 12, 2025
Jennifer B. Clark	and Secretary

/s/ Ann Logan	Independent Director	November 12, 2025
Ann Logan

/s/ Rosen Plevneliev	Independent Director	November 12, 2025
Rosen Plevneliev

/s/ Jonathan Veitch	Independent Director	November 12, 2025
Jonathan Veitch

/s/ Walter C. Watkins, Jr.	Independent Director	November 12, 2025
Walter C. Watkins, Jr.