Form 10-Q
period 2025-12-31
RMR GROUP INC.
filed 2026-02-04
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of January 30, 2026, there were 16,058,177 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

December 31, 2025

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	December 31,	September 30,
	2025	2025
Assets
Cash and cash equivalents held by The RMR Group Inc.	$18,829	$19,478
Cash and cash equivalents held by The RMR Group LLC	30,486	42,819
Due from related parties	109,948	79,703
Prepaid and other current assets	12,595	13,731
Loans held for investment, net of allowance for credit losses of $63	—	36,963
Total current assets	171,858	192,694
Loans held for investment, net of allowance for credit losses of $526	—	24,021
Property and equipment, net of accumulated depreciation of $10,163 and $7,980, respectively	227,454	228,655
Due from related parties, net of current portion	9,335	10,374
Investments	54,585	31,900
Goodwill	71,761	71,761
Intangible assets, net of accumulated amortization of $11,021 and $9,074, respectively	23,938	26,136
Operating lease right of use assets	21,350	22,876
Deferred tax asset	12,547	13,181
Other assets, net of accumulated amortization of $99,510 and $97,156, respectively	94,293	96,647
Total assets	$687,121	$718,245

Liabilities and Equity
Reimbursable accounts payable and accrued expenses	$50,909	$43,553
Accounts payable and accrued expenses	37,887	38,701
Current portion of Earnout liability	—	3,639
Operating lease liabilities	5,522	5,603
Current portion of secured financing facility, net	—	26,326
Total current liabilities	94,318	117,822
Operating lease liabilities, net of current portion	16,255	17,682
Amounts due pursuant to tax receivable agreement, net of current portion	15,926	15,926
Employer compensation liability, net of current portion	9,335	10,374
Secured financing facility, net of current portion	—	18,260
Mortgage notes payable, net	136,450	136,168
Total liabilities	272,284	316,232

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 32,500,000 shares authorized; 16,058,177 and 16,063,495 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	122,320	121,706
Retained earnings	466,012	453,822
Cumulative other comprehensive loss	(142)	(62)
Cumulative common distributions	(355,520)	(347,842)
Total shareholders’ equity	232,702	227,656
Noncontrolling interest in The RMR Group LLC	180,417	172,253
Noncontrolling interest in other consolidated entities	1,718	2,104
Total noncontrolling interests	182,135	174,357
Total equity	414,837	402,013
Total liabilities and equity	$687,121	$718,245
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	December 31,
	2025	2024
Revenues:
Management services	$41,909	$46,183
Incentive fees	23,625	68
Advisory services	1,177	1,141
Total management, incentive and advisory services revenues	66,711	47,392
Income from loan investments, net	411	546
Rental property revenues	5,140	1,622
Reimbursable compensation and benefits	17,197	21,790
Reimbursable equity based compensation	1,335	(430)
Other reimbursable expenses	89,630	148,556
Total reimbursable costs	108,162	169,916
Total revenues	180,424	219,476
Expenses:
Compensation and benefits	37,448	42,562
Equity based compensation	1,955	126
Separation costs	1,379	—
Total compensation and benefits expense	40,782	42,688
General and administrative	9,948	11,284
Other reimbursable expenses	89,630	148,556
Rental property expenses	1,834	426
Transaction and acquisition related costs	1,458	787
Depreciation and amortization	4,687	2,347
Total expenses	148,339	206,088
Operating income	32,085	13,388
Interest income	535	1,556
Interest expense	(2,647)	(699)
Change in fair value of Earnout liability	3,639	3,410
Loss on investments	(1,661)	(1,071)
Loss on extinguishment of debt	(452)	—
Income before income tax expense	31,499	16,584
Income tax expense	(4,661)	(2,476)
Net income	26,838	14,108
Net income attributable to noncontrolling interest in The RMR Group LLC	(15,034)	(7,722)
Net loss (income) attributable to other noncontrolling interests	386	(6)
Net income attributable to The RMR Group Inc.	$12,190	$6,380

Other comprehensive loss:
Unrealized loss on derivatives	(151)	—
Less: unrealized loss on derivatives attributable to noncontrolling interest	71	—
Other comprehensive loss attributable to The RMR Group Inc.	(80)	—
Comprehensive income attributable to The RMR Group Inc.	$12,110	$6,380

Weighted average common shares outstanding - basic and diluted	16,744	16,613

Net income attributable to The RMR Group Inc. per common share - basic and diluted	$0.71	$0.38
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

									Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid In Capital	Retained Earnings	Cumulative Other Comprehensive Loss	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Other Consolidated Entities	Total Equity
Balance at September 30, 2025	$16	$1	$15	$121,706	$453,822	$(62)	$(347,842)	$227,656	$172,253	$2,104	$402,013
Share awards, net	—	—	—	614	—	—	—	614	—	—	614
Net income	—	—	—	—	12,190	—	—	12,190	15,034	(386)	26,838
Tax distributions to member	—	—	—	—	—	—	—	—	(1,999)	—	(1,999)
Common share distributions	—	—	—	—	—	—	(7,678)	(7,678)	(4,800)	—	(12,478)
Other comprehensive loss	—	—	—	—	—	(80)	—	(80)	(71)	—	(151)
Balance at December 31, 2025	$16	$1	$15	$122,320	$466,012	$(142)	$(355,520)	$232,702	$180,417	$1,718	$414,837

Balance at September 30, 2024	$16	$1	$15	$118,811	$436,226	$—	$(317,495)	$237,574	$181,439	$404	$419,417
Share awards, net	—	—	—	550	—	—	—	550	—	—	550
Net income	—	—	—	—	6,380	—	—	6,380	7,722	6	14,108
Tax distributions to member	—	—	—	—	—	—	—	—	(2,886)	—	(2,886)
Common share distributions	—	—	—	—	—	—	(7,581)	(7,581)	(4,800)	—	(12,381)
Consolidation of investments	—	—	—	—	—	—	—	—	—	2,936	2,936
Balance at December 31, 2024	$16	$1	$15	$119,361	$442,606	$—	$(325,076)	$236,923	$181,475	$3,346	$421,744
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$26,838	$14,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,687	2,347
Amortization of interest rate caps	161	—
Straight line office rent	18	(140)
Amortization expense related to other assets	2,354	2,354
Reversal of credit losses	(514)	(72)
Provision for deferred income taxes	634	817
Change in fair value of Earnout liability	(3,639)	(3,410)
Operating expenses paid in The RMR Group Inc. common shares	649	556
Distributions from investments	478	598
Loss on investments	1,661	1,071
Loss on extinguishment of debt	452	—
Changes in assets and liabilities:
Due from related parties	(32,138)	10,420
Prepaid and other current assets	824	(3,525)
Reimbursable accounts payable and accrued expenses	7,356	(11,061)
Accounts payable and accrued expenses	924	10,966
Net cash provided by operating activities	10,745	25,029

Cash Flows from Investing Activities:
Proceeds from sale of loan investments	61,733	—
Additional funding of loan investments	—	(1,400)
Purchase of property and equipment	(1,054)	(1,469)
Investment in residential fund	—	(768)
Investment in Seven Hills Realty Trust	(24,824)	—
Net cash provided by (used in) investing activities	35,855	(3,637)

Cash Flows from Financing Activities:
Repayments of secured financing facility	(45,070)	—
Payment of deferred financing fees	—	(138)
Distributions to noncontrolling interests	(6,799)	(7,686)
Distributions to common shareholders	(7,678)	(7,581)
Repurchase of common shares	(35)	(6)
Net cash used in financing activities	(59,582)	(15,411)

Decrease in cash and cash equivalents	(12,982)	5,981
Cash and cash equivalents at beginning of period	62,297	141,599
Cash and cash equivalents at end of period	$49,315	$147,580

Supplemental Disclosures:
Income taxes paid	$1,030	$8
Interest paid	$3,120	$1,428

Non-cash investing and financing activities:
Recognition of right of use assets and related lease liabilities	$—	$70
Property and equipment accrued, not paid	$252	$87
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
As of December 31, 2025, RMR Inc. owned 16,058,177 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 53.2% of the economic interest of RMR LLC as of December 31, 2025. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 46.8% of the economic interest of RMR LLC as of December 31, 2025, which is presented as noncontrolling interest in The RMR Group LLC within the condensed consolidated financial statements. Adam Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee of ABP Trust, and owns all of ABP Trust’s voting securities.
RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs: Diversified Healthcare Trust, or DHC, which owns senior living communities, medical office and life science properties and other healthcare related properties; Industrial Logistics Properties Trust, or ILPT, which owns and leases industrial and logistics properties; Office Properties Income Trust, or OPI, which owns and leases office properties primarily to single tenants and those with high credit quality characteristics; and Service Properties Trust, or SVC, which owns a diverse portfolio of service-focused retail net lease properties and hotels. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs.
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
RMR LLC also provides management services to AlerisLife Inc., or AlerisLife, which operated senior living communities, many of which are owned by DHC. On September 3, 2025, AlerisLife announced that it had entered into agreements to transition the management of its senior living communities to third party operators and has since completed the sale of all of its assets in January 2026 and will continue to wind down its business and operations by June 30, 2026. RMR LLC will continue to provide management services through the wind down period.
RMR LLC provides management services through certain of its subsidiaries to multiple private funds, joint ventures and the underlying residential real estate assets of the funds, as well as property management services to third party owners. The residential real estate we manage through these subsidiaries are presented as RMR Residential in these condensed consolidated financial statements.
In addition, RMR LLC provides management services to other private capital vehicles, including ABP Trust and other private entities that own commercial real estate, of which certain of our Managed Equity REITs own minority equity interests. These other private clients, along with Sonesta, AlerisLife and clients of RMR Residential are collectively referred to as the Private Capital clients.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 2. Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, or our 2025 Annual Report. In the opinion of management, all adjustments considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Comprehensive Income. In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statements Expenses, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to financial statements for both interim and annual reporting periods. ASU No. 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that ASU No. 2024-03 will have on our consolidated financial statements.
Derivatives and Hedging. In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which clarifies the application of derivative accounting to certain contracts and updates the guidance for share-based noncash consideration received from a customer in exchange for goods and services. Specifically, this ASU stipulates that entities should apply the guidance in Topic 606 to contracts with share-based noncash consideration from a customer unless and until the entity’s right to receive or retain the share-based noncash consideration is unconditional. ASU No. 2025-07 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that ASU No. 2025-07 will have on our consolidated financial statements.
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Derivatives and Hedging. In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815), which expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge, provides a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable rate debt instruments and expands hedge accounting for forecasted purchases and sales of nonfinancial assets, among other improvements. ASU No. 2025-09 is effective for the annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that ASU No. 2025-09 will have on our consolidated financial statements.
Interim Reporting. In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU No. 2025-11 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that ASU No. 2025-11 will have on our consolidated financial statements.
Note 3. Revenue Recognition
Revenues from services we provide are recognized as earned over time as the services provided represent performance obligations that are satisfied over time. Substantially all revenues are earned from related parties.
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
We earned aggregate base business management fees from the Managed Equity REITs of $19,982 and $20,399 for the three months ended December 31, 2025 and 2024.
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
For the three months ended December 31, 2025, we recognized aggregate incentive business management fees earned from the Managed Equity REITs of $23,584. Incentive business management fees recognized as earned in the three months ended December 31, 2025 were earned for the calendar year 2025. We did not earn incentive business management fees from the Managed Equity REITs for calendar year 2024.
OPI Management Agreement — OPI commenced voluntary chapter 11 petitions on October 30, 2025. In connection with this petition, we entered into a restructuring support agreement with OPI and certain of its lenders pursuant to which we have agreed to terms for a new management agreement and a new property management agreement with OPI, as set forth in the management agreement term sheet attached to the restructuring support agreement, which agreements are expected to take effect upon the effectiveness of OPI’s plan of reorganization. Pursuant to the management agreement term sheet, the initial term of the new management agreements will be five years and be terminable without penalty after two years, RMR LLC will be paid an annual fee under the new business management agreement of $14,000 payable per year for the first two years, and RMR LLC will be paid a 3% property management fee and a 5% construction supervision fee under the new property management agreement, consistent with the existing property management agreement. The current management agreements between OPI and RMR LLC will remain in effect during the pendency of the OPI chapter 11 cases, and RMR LLC will continue to manage OPI’s business in the ordinary course.
Amendment to Business Management Agreement with SVC — Effective January 1, 2026, RMR LLC and SVC amended their business management agreement to replace the benchmark index used in the calculation of incentive business management fees. Pursuant to this amendment, for periods beginning on or after January 1, 2026, the MSCI U.S. REIT Diversified Index will be used to calculate benchmark returns per share for purposes of determining any incentive business management fee payable by SVC to RMR LLC, and for periods ending prior to January 1, 2026, the MSCI U.S. REIT/Hotel & Resort REIT Index will continue to be used.
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
We earned aggregate base business management fees from the Private Capital clients of $5,539 and $6,807 for the three months ended December 31, 2025 and 2024, respectively.
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
For the three months ended December 31, 2025 and 2024, we earned aggregate property management fees of $16,388 and $18,977, respectively, including construction supervision fees of $2,230 and $3,829, respectively.
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
Acquisition Fees — We recognize revenue when the performance obligation related to the acquisition services is satisfied, typically at the closing of the real estate transaction. Acquisition fees are recorded in management services in our condensed consolidated statements of comprehensive income. We did not recognize any acquisition fee revenue for the three months ended December 31, 2025 and 2024.
Carried Interest Revenues — For certain investments, through our subsidiaries, we invest alongside limited partners in investment vehicles and are entitled to a pro-rata share of their results, or a pro-rata allocation. In addition to a pro-rata allocation, and assuming certain investment returns are achieved, we are entitled to an outsized allocation of the income otherwise allocable to the limited partners, commonly referred to as a carried interest. We recognize carried interest in accordance with the performance-based fee arrangements outlined in our investment management agreements. Carried interest is recognized when the performance criteria specified in the agreements are met, typically upon the realization of investment gains that exceed a predetermined hurdle rate. The recognition of such revenues is contingent upon the achievement of both the investment return threshold and the requisite performance period. This ensures that the earnings process is substantially complete, the amount is reasonably estimable and it is no longer probable that there will be significant reversals. Given the unique nature of each fee arrangement and need for significant judgment, contracts with our clients are evaluated on an individual basis to determine the timing of revenue recognition. Accordingly, a portion of fees we recognize may be partially related to services performed in prior periods that meet recognition criteria in the current period. We did not recognize any carried interest revenues for the three months ended December 31, 2025 and 2024.
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
For the three months ended December 31, 2025 and 2024, we earned advisory services revenue of $1,177 and $1,141. We also earned incentive fees from SEVN of $41 and $68, respectively for the three months ended December 31, 2025 and 2024, respectively.
Other Revenues
Income from our loan investments related to our commercial real estate mortgage loans is generally accrued based on the coupon rates applied to the outstanding principal balance of such loans. Fees, premiums and discounts, if any, will be amortized or accreted into income from loan investments over the remaining term of such loans using the effective interest method, as adjusted for any prepayments. For the three months ended December 31, 2025 and 2024, we earned income from loan investments, net of $411 and $546, respectively.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Leases with our residential and retail tenants provide for base rent payments and may include variable payments or non-lease components, such as property level operating expenses reimbursed by our tenants as well as other required lease payments. We have made the policy election not to separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of non-lease components are the same as those of the lease components. Rental income from these operating leases is recognized on a straight line basis when collectability of substantially all of the lease payments is probable. For the three months ended December 31, 2025 and 2024, we earned rental property revenues of $5,140 and $1,622, respectively.
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
Reimbursable Equity Based Compensation — Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. The revenue in respect of each award is based on the fair value as of the award date for those shares that have vested, with subsequent changes in the fair value of the unvested awards being recognized in our condensed consolidated statements of comprehensive income over the requisite service periods. We record an equal, offsetting amount as equity based compensation expense for the value of these awards.
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
Note 4. Loans Held for Investment, Net
In July 2024, we originated two floating rate mortgage loans secured by properties in Revere, MA and Wayne, PA. In November 2025, we sold these loans to SEVN for gross proceeds, excluding closing costs, of $61,733 and used $45,070 of these proceeds to settle our outstanding obligations under our secured financing facility.
The table below provides overall statistics for our loan portfolio as of September 30, 2025:

September 30, 2025
Number of loans	2
Total loan commitments	$64,000
Unfunded loan commitments (1)	$2,267
Principal balance	$61,733
Weighted average coupon rate	8.41%
Weighted average all in yield (2)	9.32%
Weighted average floor	4.34%
Weighted average maximum maturity (years) (3)	3.77
(1)Unfunded loan commitments are primarily used to finance property improvements and leasing capital and are generally funded over the term of the loan.
(2)All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan.
(3)Maximum maturity assumed all borrower loan extension options had been exercised, which options are subject to the borrower meeting certain conditions.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Note 5. Indebtedness
Mortgage Notes Payable, Net
As of December 31, 2025, three of our residential properties are encumbered by mortgage notes with an aggregate principal amount of $139,700. These mortgage loans require monthly payments of interest only until maturity. Deferred financing fees incurred in connection with these mortgage financings are amortized over the term of the respective mortgage agreement and are recorded as a component of interest expense in our condensed consolidated statements of comprehensive income. For further information regarding the interest rate caps on certain of our mortgage notes, see Note 6, Derivatives and Hedging Activities, and Note 9, Fair Value of Financial Instruments.
Senior Secured Revolving Credit Facility
We maintain a $100,000 senior secured revolving credit facility, or our revolving credit facility. Our revolving credit facility is secured by certain of our assets and existing management agreements and provides us with enhanced financial flexibility as we continue to invest in our private capital initiatives and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to ongoing minimum performance, our satisfying certain financial covenants and other credit facility conditions. As of December 31, 2025 and January 30, 2026, we had no amounts outstanding on our revolving credit facility.
Secured Financing Facility, Net
In September 2024, we, through our Tremont managed vehicle, entered into a master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement, for a facility with an aggregate maximum capacity of $200,000, pursuant to which we could sell to UBS, and later repurchase, commercial mortgage loans. On November 17, 2025, we settled our outstanding obligations under our secured financing facility of $45,070, excluding accrued interest, and terminated our secured financing facility. We recognized a $452 loss on extinguishment of debt during the three months ended December 31, 2025.
The table below summarizes our secured financing facility as of September 30, 2025:

	Principal Balance	Carrying Value (1)	Coupon Rate (2)	Remaining Maturity (years)	Maturity Date	Collateral Principal Balance
Revere, MA (Hotel)	$26,612	$26,326	7.05%	0.75	7/1/2026	$37,000
Wayne, PA (Industrial)	18,458	18,260	7.00%	1.80	7/18/2027	24,733
Total/weighted average	$45,070	$44,586	7.03%	1.20		$61,733
(1)Deferred financing costs of $484 remained unamortized as of September 30, 2025.
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
Note 6. Derivatives and Hedging Activities
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
Our interest rate cap agreements are designated as cash flow hedges of interest rate risk and are measured on a recurring basis at fair value. See Note 9, Fair Value of Financial Instruments for further information regarding the fair value of our interest rate caps. The following table summarizes the terms of our outstanding interest rate cap agreements as reported in prepaid and other current assets on our condensed consolidated balance sheets:

				Fair Value at
Underlying Instrument	Maturity Date	Strike Rate	Notional Amount	December 31, 2025	September 30, 2025
Raleigh, NC (Residential)	8/15/2028	3.00%	$47,870	621	$760
Orlando, FL (Residential)	10/1/2028	3.00%	$59,984	825	998
				$1,446	$1,758
Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract for an upfront premium. For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in cumulative other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Gains and losses on the derivative representing the hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in cumulative other comprehensive income related to derivatives will be reclassified to interest expense as payments are made on our applicable debt. Over the next 12 months, we estimate that an additional $226 will be reclassified from other comprehensive income as an increase to interest expense.
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive loss for the three months ended December 31, 2025:

Amount of loss recognized on derivatives in other comprehensive loss	$39
Amount of gain reclassified from cumulative other comprehensive loss into interest expense	$112
Total amount of interest expense presented in the consolidated statements of comprehensive income	$(2,647)
Note 7. Investments
Seven Hills Realty Trust
On November 10, 2025, SEVN commenced a transferable rights offering to raise gross proceeds of approximately $65,200 whereby shareholders of record of its common shares of beneficial interest, or SEVN common shares, as of the close of business on November 10, 2025, received, at no charge, one transferable subscription right for every one SEVN common share held, pursuant to which such shareholders could purchase, at a specified subscription price, one SEVN common share for every two subscription rights held. We, through Tremont, participated in the rights offering by (i) exercising our pro rata subscription rights based on our existing ownership in SEVN by purchasing 854,029 shares for $7,387 and (ii) purchasing 2,015,748 additional SEVN common shares not otherwise sold in the rights offering for $17,436, subject to the terms and conditions of a backstop agreement.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
As of December 31, 2025, Tremont owned 4,577,835, or approximately 20.3%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our investment in SEVN and determined fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of December 31, 2025 and September 30, 2025, based on quoted market prices, was $40,743 and $17,610, respectively. The unrealized loss in our condensed consolidated statements of comprehensive income related to our investment in SEVN was $1,213 and $581 for the three months ended December 31, 2025 and 2024. We received distributions from SEVN of $478 and $598 for the three months ended December 31, 2025 and 2024.
Carroll MF VII, LLC and Carroll Multifamily Venture VII, LP
As of December 31, 2025, we owned a 14.3% investment in Carroll MF VII, LLC, or MF VII, a co-investment vehicle managed by RMR Residential. We consolidated the financial position and results of operations for MF VII for the three months ended December 31, 2025, which included $703 in accounts payable and accrued expenses, because we are deemed to exert significant influence and control over MF VII’s most significant activities. As of December 31, 2025, MF VII owned a $2,708 investment in Carroll Multifamily Venture VII, LP, or Fund VII. MF VII accounts for its investment in Fund VII using the equity method of accounting because it is deemed to exert significant influence, but not control, over Fund VII’s most significant activities. MF VII elected the fair value option to account for its investment in Fund VII and determines fair value using unobservable Level 3 inputs. The unrealized loss in our condensed consolidated statements of comprehensive income related to MF VII’s investment in Fund VII was $448 and $490 for the three months ended December 31, 2025 and 2024, respectively.
Joint Ventures
We own equity interests in two joint ventures: (i) a 225-unit residential community in Pompano Beach, FL, or the Pompano JV, and (ii) a 400-unit residential community in Sunrise, FL, or the Sunrise JV, which were acquired for an aggregate purchase price of $190,100. As general partner of both joint ventures, we made aggregate equity contributions of $11,134 with institutional investors funding the remaining equity. We are entitled to construction supervision and property management fees pursuant to management agreements with these joint ventures and are also entitled to a carried interest if we meet certain investment returns. We account for our investments in the Pompano JV and Sunrise JV using the equity method of accounting because we are deemed to exert significant influence, but not control, over these joint ventures’ most significant activities. We elected the fair value option to account for our investments and determined their fair values using unobservable Level 3 inputs. There was no change in the fair value of our investments in the Pompano JV and Sunrise JV for the three months ended December 31, 2025.
For further information regarding the fair value of these investments and the inputs used, see Note 9, Fair Value of Financial Instruments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Note 8. Income Taxes
We are the sole managing member of RMR LLC. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its tax consolidated subsidiaries. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. During the three months ended December 31, 2025 and 2024, all of our income before taxes was derived solely from domestic operations.
For the three months ended December 31, 2025 and 2024, we recognized estimated income tax expense of $4,661 and $2,476, respectively, which includes $3,430 and $1,812, respectively, of U.S. federal income tax and $1,231 and $664, respectively, of state income taxes.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended December 31,
	2025	2024
Income taxes computed at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	3.0%	2.9%
Permanent items	0.5%	0.6%
Uncertain tax position reserve, net of federal benefit	0.1%	0.2%
Net income attributable to noncontrolling interest	(9.8)%	(9.8)%
Total	14.8%	14.9%
The components of the deferred tax assets as of December 31, 2025 and 2024 are entirely comprised of the outside basis difference in our partnership interest in RMR LLC.
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
We continue to be subject to federal, state, and local income tax audit examinations for open periods, which can lead to adjustments to our provision for income taxes, the resolution of which may be highly uncertain. We have accrued an uncertain tax position reserve related to an ongoing examination with a state jurisdiction for the fiscal years ending September 30, 2019 and thereafter, the impact of which is not significant to our condensed consolidated financial statements. Our policy is to include interest expense related to unrecognized tax benefits within the provision for income taxes in our condensed consolidated statements of comprehensive income. We do not reasonably expect any significant changes relating to our unrecognized tax benefits within the next twelve months.
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
As of December 31, 2025 and September 30, 2025, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
The table below provides information regarding these financial instruments not carried at fair value in our condensed consolidated balance sheets as of December 31, 2025 and September 30, 2025:

	As of December 31, 2025		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans held for investment	$—	$—	$60,984	$61,989
Secured financing facility	—	—	44,586	45,471
Mortgage note payable	136,450	137,390	136,168	137,076
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
The following tables present our financial assets and liabilities that have been measured at fair value on a recurring basis:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$12,988	$12,988	$—	$—
Investment in SEVN	40,743	40,743	—	—
Investment in Fund VII	2,708	—	—	2,708
Investment in joint ventures	11,134	—	—	11,134
Employer compensation liability related to share based payment awards	12,988	12,988	—	—
Interest rate caps	1,446	—	1,446	—

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Due from related parties related to share based payment awards	$15,797	$15,797	$—	$—
Investment in SEVN	17,610	17,610	—	—
Investment in Fund VII	3,156	—	—	3,156
Investment in joint ventures	11,134	—	—	11,134
Employer compensation liability related to share based payment awards	15,797	15,797	—	—
Interest rate caps	1,758	—	1,758	—
Earnout liability	3,639	—	—	3,639
The fair values of our interest rate caps are based on prevailing market prices in secondary markets for similar derivative contracts as of the measurement date. The Earnout liability has been fully derecognized as of December 31, 2025.
The following tables present additional information about the valuation techniques and significant unobservable inputs for financial assets and liabilities that are measured at fair value and categorized within Level 3:

December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range
Investment in Fund VII	$2,708	Discounted cash flow	Discount rates	6.50% - 7.00%
			Exit capitalization rates	5.00% - 5.50%
			Holding period	10 years
Investment in joint ventures	$11,134	Discounted cash flow	Unlevered IRR	12.02% - 12.37%
			Exit capitalization rates	4.97% - 5.15%
			Holding period	3 years

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range
Investment in Fund VII	$3,156	Discounted cash flow	Discount rates	6.50% - 7.00%
			Exit capitalization rates	5.00% - 5.50%
			Holding period	10 years
Investment in joint ventures	$11,134	Discounted cash flow	Unlevered IRR	12.02% - 12.37%
			Exit capitalization rates	4.97% - 5.15%
			Holding period	3 years
Earnout liability	$3,639	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	5.84%
The tables below present a summary of the changes in fair value of our investment in Fund VII and Earnout liability measured on a recurring basis:

	Three Months Ended December 31,
	2025	2024
Beginning balance	$3,156	$—
Changes in fair value for our investment in Fund VII	(448)	4,113
Ending balance	2,708	4,113

	Three Months Ended December 31,
	2025	2024
Beginning balance	$3,639	$11,958
Changes in fair value for our Earnout liability	(3,639)	(3,410)
Ending balance	$—	$8,548
Note 10. Related Person Transactions
Adam Portnoy, Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of our controlling shareholder, ABP Trust. Certain of RMR Inc.’s executive officers serve as trustees or directors of certain companies to which we provide management services. Jeffrey C. Leer, an Executive Vice President of RMR LLC, has been appointed to serve as a co-chief executive officer of Sonesta, effective April 1, 2026. For more information regarding these relationships, please see our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders.
The Managed Equity REITs and SEVN have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. All but one of the officers of the Managed Equity REITs are officers or employees of RMR LLC. All the officers, overhead and required office space of SEVN are provided or arranged by Tremont. All of SEVN’s officers are officers or employees of Tremont or RMR LLC. One of the executive officers of AlerisLife and one of the executive officers of Sonesta are officers or employees of RMR LLC. Certain of our executive officers are also managing trustees of the Managed Equity REITs and SEVN.
Additional information about our related person transactions appears in Note 11, Shareholders’ Equity, and in our 2025 Annual Report.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended December 31, 2025 and 2024, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Total			Total
	Management,			Management,
	Incentive			Incentive
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$23,767	$21,123	$44,890	$6,594	$42,497	$49,091
ILPT	15,083	8,876	23,959	9,310	10,193	19,503
OPI	5,576	32,755	38,331	6,546	43,106	49,652
SVC	9,912	25,841	35,753	10,106	49,470	59,576
Total Managed Equity REITs	54,338	88,595	142,933	32,556	145,266	177,822
SEVN	1,244	1,225	2,469	1,230	1,479	2,709
	55,582	89,820	145,402	33,786	146,745	180,531
Private Capital:
AlerisLife	355	—	355	1,400	—	1,400
Sonesta	2,103	—	2,103	2,224	—	2,224
RMR Residential	3,351	4,834	8,185	5,165	7,337	12,502
Other private entities	5,320	13,508	18,828	4,817	15,834	20,651
	11,129	18,342	29,471	13,606	23,171	36,777

Total revenues from related parties	66,711	108,162	174,873	47,392	169,916	217,308
Income from loan investments, net	—	—	411	—	—	546
Rental property revenues	—	—	5,140	—	—	1,622
Total revenues from unrelated parties	—	—	5,551	—	—	2,168
Total revenues	$66,711	$108,162	$180,424	$47,392	$169,916	$219,476

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Amounts Due From Related Parties

The following table presents amounts due from related parties as of the dates indicated:

	December 31, 2025			September 30, 2025
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$22,475	$10,824	$33,299	$4,806	$13,780	$18,586
ILPT	9,717	9,675	19,392	4,011	8,922	12,933
OPI	4,696	24,396	29,092	4,031	15,819	19,850
SVC	7,541	5,573	13,114	6,831	9,943	16,774
Total Managed Equity REITs	44,429	50,468	94,897	19,679	48,464	68,143
SEVN	1,255	2,351	3,606	1,513	3,272	4,785
	45,684	52,819	98,503	21,192	51,736	72,928
Private Capital:
AlerisLife	—	—	—	529	—	529
Sonesta	47	—	47	51	—	51
RMR Residential	6,768	—	6,768	6,117	—	6,117
Other private entities	2,886	11,079	13,965	2,836	7,616	10,452
	9,701	11,079	20,780	9,533	7,616	17,149
	$55,385	$63,898	$119,283	$30,725	$59,352	$90,077
Leases
As of December 31, 2025, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. We incurred rental expense under related party leases aggregating $1,379 and $1,398 for the three months ended December 31, 2025 and 2024, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. As of December 31, 2025, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $18,478, including $2,552 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2026.
Pursuant to the RMR LLC operating agreement, for the three months ended December 31, 2025 and 2024, RMR LLC made required quarterly tax distributions to holders of its membership units totaling $4,267 and $6,253, respectively, of which $2,268 and $3,367, respectively, was distributed to us and $1,999 and $2,886, respectively, was distributed to ABP Trust, based on each membership unit holder’s respective ownership percentage at the time of distribution. The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust were recorded as a reduction of its noncontrolling interest. We use funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.
Separation Arrangements
We may enter into retirement agreements with certain of our former executive officers. Pursuant to these agreements, we make various cash payments and accelerate the vesting of unvested shares of RMR Inc. previously awarded to these retiring officers. We may also enter into separation arrangements from time to time with executive and non-executive officers and employees of ours. All costs associated with separation arrangements, for which there remain no substantive performance obligations, are recorded in our condensed consolidated statements of comprehensive income as separation costs.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
RMR LLC entered into a letter agreement, or the Retirement Agreement, dated January 7, 2026, with John G. Murray, an Executive Vice President of RMR LLC and the president and chief executive officer and a director of Sonesta. A copy of the Retirement Agreement has been filed with this Quarterly Report on Form 10-Q.
For the three months ended December 31, 2025, we recognized separation costs for certain officers and employees of $1,379, including cash separation costs of $1,350 and equity based separation costs of $29. We did not recognize any separation costs for the three months ended December 31, 2024.
SEVN Rights Offering
On October 30, 2025, SEVN announced its intent to commence a transferable rights offering, or the Rights Offering, to raise gross proceeds of approximately $65,200. We, through Tremont, agreed, pursuant to a backstop agreement, to participate in the Rights Offering, which resulted in (i) exercising our pro rata subscription rights based on our existing ownership in SEVN by purchasing 854,029 incremental shares for $7,387 and (ii) purchasing 2,015,748 in additional SEVN common shares not otherwise sold in the rights offering for $17,436, subject to the terms and conditions of a backstop agreement. Through the exercise of their respective basic subscription rights, Tremont purchased 854,029 SEVN common shares, Adam Portnoy purchased 109,669 SEVN common shares and ABP Trust purchased 58,266 SEVN common shares on December 4, 2025 in the Rights Offering. On December 11, 2025, pursuant to the Backstop Commitment, Tremont purchased 2,015,748 SEVN common shares that remained unsubscribed upon expiration of the Rights Offering. As of December 31, 2025, Tremont owned 4,577,835 SEVN common shares, or 20.3% of SEVN’s outstanding common shares.
Sale of Loans
On November 10, 2025 we sold our two floating rate first mortgage loans secured by hotel and industrial properties in Reverse, MA and Wayne, PA, respectively, for gross proceeds, excluding closing costs of $61,733 million to SEVN.
Note 11. Shareholders’ Equity
We award our Class A common stock, or Class A Common Shares, to our Directors, officers and employees under the Second Amended and Restated 2016 Omnibus Equity Plan. Director share awards vest immediately. Officer and employee share awards vest in five equal, consecutive, annual installments, with the first installment vesting on the date of award. We recognize forfeitures as they occur. Compensation expense related to share awards is determined based on the market value of our shares on the date of award, with the aggregate value of the awarded shares amortized to expense over the related vesting period. Expense recognized for Director share awards are included in general and administrative expenses and expense recognized for officer and employee share awards are included in equity based compensation in our condensed consolidated statements of comprehensive income.
Equity based compensation expense related to shares awarded to certain officers and employees was $620 and $556 for the three months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had 310,739 unvested shares outstanding which are scheduled to vest as follows: 103,520 shares in 2026, 89,046 shares in 2027, 71,960 shares in 2028 and 46,213 in 2029.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations for those eligible to do so. The repurchase price is based on the closing price of our Class A Common Shares on the date of repurchase. The aggregate value of 2,328 Class A Common Shares repurchased during the three months ended December 31, 2025 was $35, which is recorded as a decrease to additional paid in capital included in shareholders’ equity in our condensed consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Distributions
During the three months ended December 31, 2025 and 2024, we declared and paid dividends on our Class A Common Shares and Class B-1 common stock, or Class B-1 Common Shares, as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Three Months Ended December 31, 2025
10/9/2025	10/27/2025	11/13/2025	$0.45	$7,678
			$0.45	$7,678
Three Months Ended December 31, 2024
10/16/2024	10/28/2024	11/14/2024	$0.45	$7,581
			$0.45	$7,581
These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Three Months Ended December 31, 2025
10/9/2025	10/27/2025	11/13/2025	$0.32	$10,260	$5,460	$4,800
			$0.32	$10,260	$5,460	$4,800
Three Months Ended December 31, 2024
10/16/2024	10/28/2024	11/14/2024	$0.32	$10,191	$5,391	$4,800
			$0.32	$10,191	$5,391	$4,800
As of December 31, 2025 and September 30, 2025, we had cash and cash equivalents of $49,315 and $62,297, respectively, of which $18,829 and $19,478, respectively, was held by RMR Inc., and $30,486 and $42,819, respectively, was held by RMR LLC and its subsidiaries. The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On January 15, 2026, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of January 26, 2026, in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,676. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,259, of which $5,459 will be distributed to us based on our aggregate ownership of 17,058,177 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash held by RMR Inc. We expect to pay this dividend on or about February 19, 2026.
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, the assumed redemption would have on earnings per share, we considered net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the three months ended December 31, 2025 and 2024, the assumed redemption is anti-dilutive to earnings per share.
The calculation of basic and diluted earnings per share for the three months ended December 31, 2025 and 2024, is as follows (amounts in thousands, except per share amounts):

	Three Months Ended December 31,
	2025	2024
Numerators:
Net income attributable to The RMR Group Inc.	$12,190	$6,380
Less: income attributable to unvested participating securities	(228)	(105)
Net income used in calculating basic and diluted EPS	$11,962	$6,275

Denominators:
Common shares outstanding	17,058	16,845
Less: unvested participating securities and incremental impact of weighted average	(314)	(232)
Weighted average common shares outstanding - basic and diluted	16,744	16,613

Net income attributable to The RMR Group Inc. per common share - basic and diluted	$0.71	$0.38
Note 13. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three months ended December 31, 2025 and 2024, is calculated as follows:

	Three Months Ended December 31,
	2025	2024
Income before income tax expense	$31,499	$16,584
RMR Inc. franchise tax expense and interest income	(81)	(122)
Net income before noncontrolling interest	31,418	16,462
Net income attributable to noncontrolling interest in The RMR Group LLC	(15,034)	(7,722)
Net loss (income) attributable to other noncontrolling interests	386	(6)
Net income attributable to RMR Inc. before income tax expense	16,770	8,734
Income tax expense attributable to RMR Inc.	(4,661)	(2,476)
RMR Inc. franchise tax expense and interest income	81	122
Net income attributable to RMR Inc.	$12,190	$6,380

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2025 Annual Report.
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
Despite some macroeconomic uncertainty, both we and our clients will continue to balance our pursuit of growth of our and our clients’ businesses by executing, on behalf of our clients, sensible capital recycling or business arrangement restructurings in an attempt to help our clients prudently manage leverage and increased operating costs. We also look to reposition their portfolios and businesses when circumstances warrant such changes or when other more desirable opportunities are identified.
We are also actively investing in our capital formation capabilities and continuously engaging with institutional investors seeking to deploy capital into North American commercial real estate.
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the Managed Equity REITs, excluding rents or other revenues from hotels, senior living communities, travel centers and wellness centers, which are separately managed by Sonesta, AlerisLife or a third party. Also, under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs based on a percentage of the cost of such construction. In connection with OPI’s voluntary chapter 11 petitions on October 30, 2025, we entered into a restructuring support agreement with OPI and certain of its lenders pursuant to which we have agreed to terms for new management agreements with OPI to take effect upon the effectiveness of OPI’s plan of reorganization. Pursuant to the management agreement term sheet, the initial term of the new management agreements will be five years, RMR LLC will be paid an annual fee under the new business management agreement of $14.0 million payable per year for the first two years, and RMR LLC will be paid a 3% property management fee and a 5% construction supervision fee under the new property management agreement, consistent with the existing property management agreement. The current management agreements between OPI and RMR LLC will remain in effect during the pendency of the OPI chapter 11 cases, and RMR LLC will continue to manage OPI’s business in the ordinary course. For further information regarding the fees we earn, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of December 31, 2025 and 2024, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		December 31,
REIT	Primary Strategy	2025	2024
DHC	Senior living communities, medical office and life science properties and other healthcare related properties	$3,618,405	$3,605,263
ILPT	Industrial and logistics properties	4,583,294	4,549,255
OPI	Office properties primarily leased to single tenants and those with high credit quality characteristics	2,432,353	2,696,349
SVC	Service-focused retail net lease properties and hotels	5,814,058	6,254,869
		$16,448,110	$17,105,736
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
The basis on which our base business management fees are calculated for the three months ended December 31, 2025 and 2024 may differ from the basis at the end of the periods presented in the table above. As of December 31, 2025, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of December 31, 2025, were $6,831,577, $5,707,876, $5,346,695 and $9,840,200, respectively.
The fee revenues we earned from the Managed Equity REITs for the three months ended December 31, 2025 and 2024 are set forth below:

	Three Months Ended December 31, 2025				Three Months Ended December 31, 2024
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
REIT	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
DHC	$4,370	$1,217	$275	$5,862	$4,285	$1,345	$964	$6,594
ILPT	5,951	3,327	126	9,404	5,918	3,222	170	9,310
OPI	2,790	2,479	307	5,576	2,987	2,907	652	6,546
SVC	6,871	2,157	884	9,912	7,209	1,508	1,389	10,106
	$19,982	$9,180	$1,592	$30,754	$20,399	$8,982	$3,175	$32,556
For the three months ended December 31, 2025, we recognized aggregate incentive business management fees earned from the Managed Equity REITs of $23,584, of which $17,905 and $5,679 were earned from DHC and ILPT, respectively. Incentive business management fees recognized as earned in the three months ended December 31, 2025 were earned for the calendar year 2025. We did not earn incentive business management fees from the Managed Equity REITs for calendar year 2024.

Other Clients
We provide business management services to Sonesta and AlerisLife. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of the U.S. hotels that Sonesta operates are owned by SVC. AlerisLife operated senior living communities throughout the U.S., many of which are owned by DHC. On September 3, 2025, AlerisLife announced that it had entered into agreements to transition the management of its senior living communities to third party operators and has since completed the sale of all of its assets in January 2026 and will continue to wind down its business and operations by June 30, 2026. RMR LLC will continue to provide management services through the wind down period. Generally, our fees earned from business management services to Sonesta and AlerisLife are based on a percentage of certain revenues.
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
Our management fee revenues from services to these clients for the three months ended December 31, 2025 and 2024, are set forth in the following tables:

	Three Months Ended December 31, 2025				Three Months Ended December 31, 2024
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
AlerisLife	$355	$—	$—	$355	$1,400	$—	$—	$1,400
Sonesta	2,103	—	—	2,103	2,224	—	—	2,224
RMR Residential	118	2,734	499	3,351	154	4,525	486	5,165
Other private entities	2,963	2,226	131	5,320	3,029	1,625	163	4,817
SEVN	—	18	8	26	—	16	5	21
	$5,539	$4,978	$638	$11,155	$6,807	$6,166	$654	$13,627
Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
Tremont earned advisory services revenue of $1,177 and $1,141 for the three months ended December 31, 2025 and 2024, respectively. Tremont also earned incentive fees from SEVN of $41 and $68 for the three months ended December 31, 2025 and 2024, respectively.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended December 31, 2025, Compared to the Three Months Ended December 31, 2024
The following table presents the changes in our operating results for the three months ended December 31, 2025 compared to the three months ended December 31, 2024:

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
Revenues:
Management services	$41,909	$46,183	$(4,274)	(9.3)%
Incentive fees	23,625	68	23,557	n/m
Advisory services	1,177	1,141	36	3.2%
Total management, incentive and advisory services revenues	66,711	47,392	19,319	40.8%
Income from loan investments, net	411	546	(135)	(24.7)%
Rental property revenues	5,140	1,622	3,518	n/m
Reimbursable compensation and benefits	17,197	21,790	(4,593)	(21.1)%
Reimbursable equity based compensation	1,335	(430)	1,765	n/m
Other reimbursable expenses	89,630	148,556	(58,926)	(39.7)%
Total reimbursable costs	108,162	169,916	(61,754)	(36.3)%
Total revenues	180,424	219,476	(39,052)	(17.8)%
Expenses:
Compensation and benefits	37,448	42,562	(5,114)	(12.0)%
Equity based compensation	1,955	126	1,829	n/m
Separation costs	1,379	—	1,379	n/m
Total compensation and benefits expense	40,782	42,688	(1,906)	(4.5)%
General and administrative	9,948	11,284	(1,336)	(11.8)%
Other reimbursable expenses	89,630	148,556	(58,926)	(39.7)%
Rental property expenses	1,834	426	1,408	n/m
Transaction and acquisition related costs	1,458	787	671	85.3%
Depreciation and amortization	4,687	2,347	2,340	99.7%
Total expenses	148,339	206,088	(57,749)	(28.0)%
Operating income	32,085	13,388	18,697	139.7%
Interest income	535	1,556	(1,021)	(65.6)%
Interest expense	(2,647)	(699)	(1,948)	n/m
Change in fair value of Earnout liability	3,639	3,410	229	6.7%
Loss on investments	(1,661)	(1,071)	(590)	55.1%
Loss on extinguishment of debt	(452)	—	(452)	n/m
Income before income tax expense	31,499	16,584	14,915	89.9%
Income tax expense	(4,661)	(2,476)	(2,185)	(88.2)%
Net income	26,838	14,108	12,730	90.2%
Net income attributable to noncontrolling interest in The RMR Group LLC	(15,034)	(7,722)	(7,312)	(94.7)%
Net loss (income) attributable to other noncontrolling interests	386	(6)	392	n/m
Net income attributable to The RMR Group Inc.	$12,190	$6,380	$5,810	91.1%
n/m - not meaningful
Management services revenue. Management services revenue decreased $4,274 primarily due to a decrease in base business management revenues of $1,685 due to the wind down of AlerisLife’s business and deleveraging activities at certain of the Managed Equity REITs, lower construction supervision revenues of $1,599 due to declines in capital spend at our Managed Equity REITs and lower property management revenues of $990 primarily due to third party management transitions within RMR Residential.

Incentive fees. Incentive fees increased $23,557 due to fees earned from DHC and ILPT for calendar year 2025. Each of DHC’s and ILPT’s respective total return per share exceeded the applicable benchmark total return per share for the measurement period, as defined in the respective management agreements for calendar year 2025. The respective incentive fees were paid in January 2026.
Income from loan investments, net. Income from loan investments, net decreased $135 due to the sale of our two mortgage loans to SEVN in November 2025 and includes loan investment interest income of $852 for loans originated, partially offset by interest expense of $441.
Rental property revenues. Rental property revenues includes base rental income and non-cash straight line rent adjustments for our rental properties. Rental property revenues increased $3,518 primarily due to our acquisition of properties in Chicago, IL, Raleigh, NC and Orlando, FL after the first fiscal quarter of 2025.
Reimbursable compensation and benefits. Reimbursable compensation and benefits includes reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits decreased $4,593 primarily due to cost containment measures that included headcount reductions over the last twelve months.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue increased $1,765 primarily as a result of increases in certain of our clients’ respective share prices in the current fiscal period.
Other reimbursable expenses. For further information about these reimbursements, see Note 3, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consists of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense decreased $5,114 due to cost containment measures that included headcount reductions over the last twelve months.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. We record an equal offsetting amount as reimbursable equity based compensation revenue for the value of awards under our clients’ equity compensation plans to certain of our employees. Equity based compensation increased $1,829 primarily as a result of increases in certain of our clients’ respective share prices in the current fiscal period.
Separation costs. Separation costs consists of employment termination costs. For further information about these costs, see Note 10, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consists of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs decreased $1,336 primarily due to declines in third party construction supervision fees.
Rental property expenses. Rental property expenses includes property operating expenses, such as real estate taxes, repairs and maintenance and utility costs incurred at our owned properties. Rental property expenses increased $1,408 primarily due to our acquisition of properties in Chicago, IL, Raleigh, NC and Orlando, FL after the first fiscal quarter of 2025.
Transaction and acquisition related costs. Transaction and acquisition related costs in the prior period primarily represent costs associated with our acquisition of MPC and related integration expenses. Costs incurred in the current fiscal period relate to other transactions and agreements with our Managed Equity REITs or private capital vehicles.
Depreciation and amortization. Depreciation and amortization increased $2,340 primarily due to depreciation in the current fiscal quarter of our owned properties in Chicago, IL, Raleigh, NC and Orlando, FL, which were acquired after the first fiscal quarter of 2025.
Interest income. Interest income decreased $1,021 due to a lower amount of investable cash and lower average interest rates during the current fiscal period compared to the prior period.

Interest expense. Interest expense increased $1,948 primarily due to mortgage notes encumbering our owned properties in Raleigh, NC and Orlando, FL which were acquired after the first fiscal quarter of 2025.
Change in fair value of Earnout liability. For further information about the Earnout liability, see Note 9. Fair Value of Financial Instruments to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on investments. Loss on investments represents the unrealized and realized gains or losses on our investment in SEVN common shares and investment in Carroll Multifamily Venture VII, LP, or Fund VII. For further information, see Note 7, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on extinguishment of debt. Loss on extinguishment of debt represents the loss recognized on unamortized deferred fees related to our secured financing facility that was terminated in the current fiscal period.
Income tax expense. The increase in income tax expense of $2,185 is primarily attributable to higher taxable income.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of December 31, 2025 and September 30, 2025, we had cash and cash equivalents of $49,315 and $62,297, respectively, of which $18,829 and $19,478, respectively, was held by RMR Inc., with the remainder being held at RMR LLC and its subsidiaries. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of December 31, 2025 and September 30, 2025, $37,483 and $50,662, respectively, of our cash and cash equivalents were invested in money market accounts.
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
We have a credit agreement, or our credit agreement, for a $100,000 senior secured revolving credit facility, or our revolving credit facility. Our revolving credit facility is secured by substantially all of our assets and provides us with enhanced financial flexibility as we continue to invest in our private capital business and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to ongoing minimum performance, our satisfying certain financial covenants and other credit facility conditions. As of December 31, 2025 and January 30, 2026, we had no amounts outstanding.

Cash Flows
The $14,284 decrease in net cash flows provided by operating activities for the three months ended December 31, 2025 compared to the prior period reflects unfavorable changes in working capital. The $39,492 increase in net cash flows provided by investing activities for the three months ended December 31, 2025 compared to the prior period was due to proceeds from the sale of our loan investments in the current period, partially offset by our additional investment in SEVN shares. The $44,171 increase in net cash flows used in financing activities for the three months ended December 31, 2025 compared to the prior period was due to repayment of our secured financing facility.
As of December 31, 2025, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 10, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of December 31, 2025, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $18,478, of which we expect to pay $2,552 to ABP Trust during the fourth quarter of fiscal year 2026.
Related Person Transactions
We have relationships and historical and continuing transactions with Adam Portnoy, the Chair of our Board and one of our Managing Directors, as well as our clients and certain employees. For further information about these and other such relationships and related person transactions, please see Note 10, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2025 Annual Report, our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in our 2025 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our 2025 Annual Report. There have been no significant changes in our critical accounting estimates since the fiscal year ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Floating Rate Debt
As of December 31, 2025, our outstanding floating rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage Loans
Raleigh, NC (Residential)	$40,550	6.37%	$2,583	2028	Monthly
Orlando, FL (Residential)	52,650	6.42%	3,380	2028	Monthly
	$93,200		$5,963
(1)    Based on SOFR plus a premium as of December 31, 2025.
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
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact of a one percentage point increase in interest rates would have on the annual floating rate interest expense of our floating rate mortgage notes as of December 31, 2025:

	Impact of an Increase in Interest Rates
	Weighted Average Interest Rate	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (1)
At December 31, 2025	6.40%	$93,200	$5,963	$0.36
One percentage point increase (2)	6.40%	$93,200	$5,963	$0.36
(1)    Based on the diluted weighted average common shares outstanding for the three months ended December 31, 2025.
(2)    A one percentage point increase in interest rates would not have an impact on annual interest expense for our floating rate mortgage loans because current interest rates exceed the strike rates of our interest rate caps. However, a one percentage point increase in the weighted average interest rate percentage of our floating rate debt at December 31, 2025 would result in a weighted average interest rate of 7.40%, total floating rate interest expense per year of $6,895 and a decrease in annual earnings per share of $0.41.
The foregoing table shows the impact of an immediate one percentage point change in floating interest rates, including the impact of our interest rate caps. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of any floating rate debt we may incur and the impact, if any, of interest rate caps we may purchase. Generally, if interest rates were to change gradually over time, the impact would be spread over time. As of December 31, 2025, neither of our floating rate mortgage notes had an active interest rate floor.
We also maintain our revolving credit facility which has a total borrowing capacity of $100,000. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. As of December 31, 2025, we had no amounts outstanding on our revolving credit facility.

Fixed Rate Debt
As of December 31, 2025, our outstanding fixed rate debt consisted of one mortgage note with a principal balance of $46,500 with a 5.34% fixed interest rate. This mortgage note requires monthly payments of interest only until maturity in July 2029. Because interest is to be paid at a fixed rate, changes in market interest rates during the term of this mortgage note will not affect our interest obligation. If this mortgage note is refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $465.
Changes in market interest rates would affect the fair value of our mortgage note. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2025 and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $1,541.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors from those we previously provided in our 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2025:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
November 1 - November 30, 2025	104	$15.21	N/A	N/A
December 1 - December 31, 2025	2,224	$15.17	N/A	N/A
Total	2,328	$15.17	N/A	N/A
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

10.1	Letter Agreement, dated as of January 7, 2026, by and among The RMR Group LLC, Sonesta International Hotels Corporation and John G. Murray. (+) (Filed herewith.)
10.2	Second Amendment to the Second Amended and Restated Business Management Agreement, effective as of January 1, 2026, by and between Service Properties Trust and The RMR Group LLC. (Filed herewith.)
19.1	The RMR Group Inc. Insider Trading Policies and Procedures. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)
(+) Contract with management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew C. Brown
Matthew C. Brown
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Date: February 4, 2026