Form 10-Q
period 2026-03-31
RMR GROUP INC.
filed 2026-05-06
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2026, there were 16,093,381 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

March 31, 2026

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	March 31,	September 30,
	2026	2025
Assets
Cash and cash equivalents held by The RMR Group Inc.	$17,380	$19,478
Cash and cash equivalents held by The RMR Group LLC	62,724	42,819
Due from related parties	82,974	79,703
Prepaid and other current assets	14,424	13,731
Loans held for investment, net of allowance for credit losses of $0 and $63, respectively	—	36,963
Total current assets	177,502	192,694
Loans held for investment, net of allowance for credit losses of $0 and $526, respectively	—	24,021
Property and equipment, net of accumulated depreciation of $12,695 and $7,980, respectively	227,440	228,655
Due from related parties, net of current portion	9,785	10,374
Investments	51,298	31,900
Goodwill	71,761	71,761
Intangible assets, net of accumulated amortization of $10,485 and $9,074, respectively	22,065	26,136
Operating lease right of use assets	20,404	22,876
Deferred tax asset	12,432	13,181
Other assets, net of accumulated amortization of $101,864 and $97,156, respectively	91,939	96,647
Total assets	$684,626	$718,245

Liabilities and Equity
Reimbursable accounts payable and accrued expenses	$51,773	$43,553
Accounts payable and accrued expenses	45,048	38,701
Current portion of Earnout liability	—	3,639
Operating lease liabilities	5,537	5,603
Current portion of secured financing facility, net	—	26,326
Total current liabilities	102,358	117,822
Operating lease liabilities, net of current portion	15,318	17,682
Amounts due pursuant to tax receivable agreement, net of current portion	15,926	15,926
Employer compensation liability, net of current portion	9,785	10,374
Secured financing facility, net of current portion	—	18,260
Mortgage notes payable, net	136,790	136,168
Total liabilities	280,177	316,232

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 32,500,000 shares authorized; 16,093,798 and 16,063,495 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	123,521	121,706
Retained earnings	467,019	453,822
Cumulative other comprehensive income (loss)	224	(62)
Cumulative common distributions	(363,196)	(347,842)
Total shareholders’ equity	227,600	227,656
Noncontrolling interest in The RMR Group LLC	175,394	172,253
Noncontrolling interest in other consolidated entities	1,455	2,104
Total noncontrolling interests	176,849	174,357
Total equity	404,449	402,013
Total liabilities and equity	$684,626	$718,245
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenues:
Management services	$40,683	$44,382	$82,592	$90,565
Incentive fees	—	19	23,625	87
Advisory services	1,349	1,104	2,526	2,245
Total management, incentive and advisory services revenues	42,032	45,505	108,743	92,897
Income from loan investments, net	—	646	411	1,192
Rental property revenues	5,100	1,425	10,240	3,047
Reimbursable compensation and benefits	16,814	20,611	34,011	42,401
Reimbursable equity based compensation	2,402	1,132	3,737	702
Other reimbursable expenses	79,281	97,349	168,911	245,905
Total reimbursable costs	98,497	119,092	206,659	289,008
Total revenues	145,629	166,668	326,053	386,144
Expenses:
Compensation and benefits	37,690	42,051	75,138	84,613
Equity based compensation	3,025	1,606	4,980	1,732
Separation costs	1,293	3,455	2,672	3,455
Total compensation and benefits expense	42,008	47,112	82,790	89,800
General and administrative	10,748	11,246	20,696	22,530
Other reimbursable expenses	79,281	97,349	168,911	245,905
Rental property expenses	1,876	395	3,710	821
Transaction and acquisition related costs	227	549	1,685	1,336
Depreciation and amortization	4,448	2,457	9,135	4,804
Total expenses	138,588	159,108	286,927	365,196
Operating income	7,041	7,560	39,126	20,948
Interest income	516	1,377	1,051	2,933
Interest expense	(2,611)	(871)	(5,258)	(1,570)
Change in fair value of Earnout liability	—	1,270	3,639	4,680
Loss on investments	(2,298)	(709)	(3,959)	(1,780)
Loss on extinguishment of debt	—	—	(452)	—
Gain on sale of real estate	—	445	—	445
Income before income tax expense	2,648	9,072	34,147	25,656
Income tax expense	(589)	(1,378)	(5,250)	(3,854)
Net income	2,059	7,694	28,897	21,802
Net income attributable to noncontrolling interest in The RMR Group LLC	(1,454)	(4,337)	(16,488)	(12,059)
Net loss attributable to other noncontrolling interests	402	259	788	253
Net income attributable to The RMR Group Inc.	$1,007	$3,616	$13,197	$9,996

Other comprehensive income:
Unrealized gain on derivatives	688	—	537	—
Less: unrealized gain on derivatives attributable to noncontrolling interest in The RMR Group LLC	(322)	—	(251)	—
Other comprehensive income attributable to The RMR Group Inc.	366	—	286	—
Comprehensive income attributable to The RMR Group Inc.	$1,373	$3,616	$13,483	$9,996

Weighted average common shares outstanding - basic	16,750	16,616	16,747	16,614
Weighted average common shares outstanding - diluted	16,750	16,616	16,747	31,617

Net income attributable to The RMR Group Inc. per common share - basic	$0.05	$0.21	$0.77	$0.59
Net income attributable to The RMR Group Inc. per common share - diluted	$0.05	$0.21	$0.77	$0.58
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

									Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Other Consolidated Entities	Total Equity
Balance at September 30, 2025	$16	$1	$15	$121,706	$453,822	$(62)	$(347,842)	$227,656	$172,253	$2,104	$402,013
Share awards, net	—	—	—	614	—	—	—	614	—	—	614
Net income	—	—	—	—	12,190	—	—	12,190	15,034	(386)	26,838
Tax distributions to member	—	—	—	—	—	—	—	—	(1,999)	—	(1,999)
Common share distributions	—	—	—	—	—	—	(7,678)	(7,678)	(4,800)	—	(12,478)
Other comprehensive loss	—	—	—	—	—	(80)	—	(80)	(71)	—	(151)
Balance at December 31, 2025	16	1	15	122,320	466,012	(142)	(355,520)	232,702	180,417	1,718	414,837
Share awards, net	—	—	—	1,201	—	—	—	1,201	—	—	1,201
Net income	—	—	—	—	1,007	—	—	1,007	1,454	(402)	2,059
Tax distributions to member	—	—	—	—	—	—	—	—	(1,999)	—	(1,999)
Common share distributions	—	—	—	—	—	—	(7,676)	(7,676)	(4,800)	—	(12,476)
Capital contributions	—	—	—	—	—	—	—	—	—	139	139
Other comprehensive income	—	—	—	—	—	366	—	366	322	—	688
Balance at March 31, 2026	$16	$1	$15	$123,521	$467,019	$224	$(363,196)	$227,600	$175,394	$1,455	$404,449

Balance at September 30, 2024	$16	$1	$15	$118,811	$436,226	$—	$(317,495)	$237,574	$181,439	$404	$419,417
Share awards, net	—	—	—	550	—	—	—	550	—	—	550
Net income	—	—	—	—	6,380	—	—	6,380	7,722	6	14,108
Tax distributions to member	—	—	—	—	—	—	—	—	(2,886)	—	(2,886)
Common share distributions	—	—	—	—	—	—	(7,581)	(7,581)	(4,800)	—	(12,381)
Consolidation of investments	—	—	—	—	—	—	—	—	—	2,936	2,936
Balance at December 31, 2024	16	1	15	119,361	442,606	—	(325,076)	236,923	181,475	3,346	421,744
Share awards, net	—	—	—	1,328	—	—	—	1,328	—	—	1,328
Net income	—	—	—	—	3,616	—	—	3,616	4,337	(259)	7,694
Tax distributions to member	—	—	—	—	—	—	—	—	(3,052)	—	(3,052)
Common share distributions	—	—	—	—	—	—	(7,580)	(7,580)	(4,800)	—	(12,380)
Member distributions upon sale of 260 Woodstock	—	—	—	—	—	—	—	—	—	(409)	(409)
Balance at March 31, 2025	$16	$1	$15	$120,689	$446,222	$—	$(332,656)	$234,287	$177,960	$2,678	$414,925
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$28,897	$21,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,135	4,804
Amortization of interest rate caps	318	—
Straight line office rent	42	(263)
Amortization expense related to other assets	4,708	4,708
Reversal of credit losses	(455)	(153)
Provision for deferred income taxes	749	1,133
Gain on sale of real estate	—	(445)
Change in fair value of Earnout liability	(3,639)	(4,680)
Operating expenses paid in The RMR Group Inc. common shares	1,896	1,907
Distributions from investments	1,760	1,196
Loss on investments	3,959	1,780
Loss on extinguishment of debt	452	—
Changes in assets and liabilities:
Due from related parties	(6,348)	40,847
Prepaid and other current assets	(490)	(6,892)
Reimbursable accounts payable and accrued expenses	8,220	(37,292)
Accounts payable and accrued expenses	10,365	9,542
Net cash provided by operating activities	59,569	37,994

Cash Flows from Investing Activities:
Proceeds from sale of loan investments	61,733	—
Additional funding of loan investments	—	(1,400)
Purchase of property and equipment	(3,774)	(2,131)
Investment in residential fund	(990)	(768)
Investment in joint ventures	—	(11,031)
Investment in Seven Hills Realty Trust	(24,824)	—
Proceeds from sale of property	—	4,198
Net cash provided by (used in) investing activities	32,145	(11,132)

Cash Flows from Financing Activities:
Repayments of secured financing facility	(45,070)	—
Proceeds from mortgage notes payable	57	—
Payment of deferred financing fees	—	(138)
Distributions to noncontrolling interests	(13,598)	(15,538)
Distributions to common shareholders	(15,354)	(15,161)
Capital contributions from noncontrolling interests	139	—
Member distributions upon sale of 260 Woodstock	—	(409)
Repurchase of common shares	(81)	(29)
Net cash used in financing activities	(73,907)	(31,275)

Increase (decrease) in cash and cash equivalents	17,807	(4,413)
Cash and cash equivalents at beginning of period	62,297	141,599
Cash and cash equivalents at end of period	$80,104	$137,186

Supplemental Disclosures:
Income taxes paid	$2,429	$3,813
Interest paid	$4,588	$2,962

Non-cash investing and financing activities:
Recognition of right of use assets and related lease liabilities	$452	$1,352
Property and equipment accrued, not paid	$93	$—
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
As of March 31, 2026, RMR Inc. owned 16,093,798 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 53.3% of the economic interest of RMR LLC as of March 31, 2026. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 46.7% of the economic interest of RMR LLC as of March 31, 2026, which is presented as noncontrolling interest in The RMR Group LLC within the condensed consolidated financial statements. Adam Portnoy, Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities.
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
RMR LLC also provides management services to AlerisLife Inc., or AlerisLife, which operated senior living communities, many of which were owned by DHC. In September 2025, AlerisLife announced that it had entered into agreements to transition the management of its senior living communities to third party operators and in January 2026 completed the sale of all of its assets. AlerisLife will continue to wind down its business and operations. RMR LLC will continue to provide management services through the wind down period.
RMR LLC provides management services through certain of its subsidiaries to multiple private funds, joint ventures and the underlying residential real estate assets of the funds, as well as property management services to third party owners. The residential real estate we manage through these subsidiaries are presented as RMR Residential in these condensed consolidated financial statements.
In addition, RMR LLC provides management services to other private capital vehicles, including ABP Trust and other private entities that own commercial real estate, of which certain of our Managed Equity REITs may own minority equity interests. These other private clients, along with Sonesta, AlerisLife and clients of RMR Residential are collectively referred to as the Private Capital clients.

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
Preparation of these condensed consolidated financial statements in conformity with GAAP requires our management to make certain estimates and assumptions that may affect the amounts reported in these condensed consolidated financial statements and related notes. Significant estimates in the accompanying condensed consolidated financial statements include the revenue recognized during the reporting periods, the estimation of fair values of certain assets and liabilities and purchase price allocations. The actual results could differ from these estimates.
Recent Accounting Pronouncements
Income Taxes. On December 14, 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to enhance their annual income tax disclosures by requiring i) consistent categories and greater disaggregation of information in the rate reconciliation and ii) income taxes paid disaggregated by jurisdiction. The implementation of this ASU will not have a material impact on our consolidated financial statements and we will apply the requirements of ASU 2023-09 for our fiscal year ending September 30, 2026.
Comprehensive Income. In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to financial statements for both interim and annual reporting periods. ASU 2024-03 is required to be applied prospectively but may be applied retrospectively, and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that ASU 2024-03 will have on our consolidated financial statements.
Internal Use Software. In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which requires companies to start capitalizing eligible software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that ASU 2025-06 will have on our consolidated financial statements.
Derivatives and Hedging. In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which clarifies the application of derivative accounting to certain contracts and updates the guidance for share based noncash consideration received from a customer in exchange for goods and services. Specifically, this ASU stipulates that entities should apply the guidance in Topic 606 to contracts with share based noncash consideration from a customer unless and until the entity’s right to receive or retain the share based noncash consideration is unconditional. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that ASU 2025-07 will have on our consolidated financial statements.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Derivatives and Hedging. In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), which expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge, provides a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable rate debt instruments and expands hedge accounting for forecasted purchases and sales of nonfinancial assets, among other improvements. ASU 2025-09 is effective for the annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact that ASU 2025-09 will have on our consolidated financial statements.
Note 3. Related Person Transactions
Adam Portnoy, Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities. Certain of RMR Inc.’s executive officers serve as trustees or directors of certain companies to which we provide management services. Jeffrey C. Leer, an Executive Vice President of RMR LLC, became a co-chief executive officer of Sonesta effective April 1, 2026. For more information regarding these relationships, please see our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders.
The Managed Equity REITs and SEVN have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. All but one of the officers of the Managed Equity REITs are officers or employees of RMR LLC. All the officers, overhead and required office space of SEVN are provided or arranged by Tremont. All of SEVN’s officers are officers or employees of Tremont or RMR LLC. One of the executive officers of AlerisLife and one of the executive officers of Sonesta are officers and employees of RMR LLC. Certain of our executive officers are also managing trustees of the Managed Equity REITs and SEVN.
Additional information about our related person transactions appears in Note 11, Shareholders’ Equity, and in our 2025 Annual Report.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended March 31, 2026 and 2025, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Total			Total
	Management,			Management,
	Incentive			Incentive
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$5,780	$21,640	$27,420	$5,432	$22,797	$28,229
ILPT	9,267	9,753	19,020	9,058	8,429	17,487
OPI	5,694	35,470	41,164	5,861	38,193	44,054
SVC	9,231	5,382	14,613	9,805	24,476	34,281
Total Managed Equity REITs	29,972	72,245	102,217	30,156	93,895	124,051
SEVN	1,367	1,226	2,593	1,144	1,320	2,464
	31,339	73,471	104,810	31,300	95,215	126,515
Private Capital:
Sonesta	1,485	—	1,485	2,021	—	2,021
RMR Residential	3,579	4,797	8,376	5,259	6,052	11,311
Other private entities	5,629	20,229	25,858	6,925	17,825	24,750
	10,693	25,026	35,719	14,205	23,877	38,082
Total revenues from related parties	42,032	98,497	140,529	45,505	119,092	164,597
Income from loan investments, net	—	—	—	—	—	646
Rental property revenues	—	—	5,100	—	—	1,425
Total revenues from unrelated parties	—	—	5,100	—	—	2,071
Total revenues	$42,032	$98,497	$145,629	$45,505	$119,092	$166,668

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
For the six months ended March 31, 2026 and 2025, we recognized revenues from related parties as set forth in the following table:

	Six Months Ended March 31, 2026			Six Months Ended March 31, 2025
	Total			Total
	Management,			Management,
	Incentive			Incentive
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$29,547	$42,763	$72,310	$12,026	$65,294	$77,320
ILPT	24,350	18,629	42,979	18,368	18,622	36,990
OPI	11,270	68,225	79,495	12,407	81,299	93,706
SVC	19,143	31,223	50,366	19,911	73,946	93,857
Total Managed Equity REITs	84,310	160,840	245,150	62,712	239,161	301,873
SEVN	2,611	2,451	5,062	2,374	2,799	5,173
	86,921	163,291	250,212	65,086	241,960	307,046
Private Capital:
Sonesta	3,588	—	3,588	4,245	—	4,245
RMR Residential	6,930	9,631	16,561	10,424	13,389	23,813
Other private entities	11,304	33,737	45,041	13,142	33,659	46,801
	21,822	43,368	65,190	27,811	47,048	74,859
Total revenues from related parties	108,743	206,659	315,402	92,897	289,008	381,905
Income from loan investments, net	—	—	411	—	—	1,192
Rental property revenues	—	—	10,240	—	—	3,047
Total revenues from unrelated parties	—	—	10,651	—	—	4,239
Total revenues	$108,743	$206,659	$326,053	$92,897	$289,008	$386,144

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Amounts Due from Related Parties

The following table presents amounts due from related parties as of the dates indicated:

	March 31, 2026			September 30, 2025
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$4,678	$11,163	$15,841	$4,806	$13,780	$18,586
ILPT	4,164	7,367	11,531	4,011	8,922	12,933
OPI	6,022	25,669	31,691	4,031	15,819	19,850
SVC	4,992	7,166	12,158	6,831	9,943	16,774
Total Managed Equity REITs	19,856	51,365	71,221	19,679	48,464	68,143
SEVN	1,343	2,282	3,625	1,513	3,272	4,785
	21,199	53,647	74,846	21,192	51,736	72,928
Private Capital:
RMR Residential	6,073	—	6,073	6,117	—	6,117
Sonesta	—	—	—	51	—	51
Other private entities	1,401	10,439	11,840	3,365	7,616	10,981
	7,474	10,439	17,913	9,533	7,616	17,149
	$28,673	$64,086	$92,759	$30,725	$59,352	$90,077
Leases
As of March 31, 2026, RMR LLC leased office space for use as our headquarters and local offices from ABP Trust and certain of our Managed Equity REITs. We incurred rental expense under related party leases aggregating $1,346 and $1,334 for the three months ended March 31, 2026 and 2025, respectively, and $2,725 and $2,732 for the six months ended March 31, 2026 and 2025, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. As of March 31, 2026, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $18,478, including $2,552 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2026.
Pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units based on each membership unit holder’s respective ownership percentage at the time of distribution as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Tax distributions to RMR Inc.	$2,267	$3,374	$4,535	$6,741
Tax distributions to ABP Trust	1,999	3,052	3,998	5,938
	$4,266	$6,426	$8,533	$12,679
The amounts distributed to us were eliminated in our condensed consolidated financial statements, and the amounts distributed to ABP Trust reduced its noncontrolling interest. We use funds from these distributions to pay certain of our U.S. federal and state income tax liabilities and to pay part of our obligations under the tax receivable agreement.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Separation Arrangements
We may enter into retirement agreements with certain of our former executive officers. Pursuant to these agreements, we make various cash payments and accelerate the vesting of unvested shares of RMR Inc. previously awarded to these retiring officers. We may also enter into separation arrangements from time to time with executive and non-executive officers and employees of ours. Certain costs associated with separation arrangements, for which there remain no substantive performance obligations, are recognized in our condensed consolidated statements of comprehensive income as separation costs.
For the three months ended March 31, 2026 and 2025, we recognized separation costs for certain officers and employees of $1,293 and $3,455, respectively, including cash separation costs of $1,269 and $3,178, respectively, and equity based separation costs of $24 and $277, respectively. For the six months ended March 31, 2026 and 2025, we recognized separation costs for certain officers and employees of $2,672 and $3,455, respectively, including cash separation costs of $2,619 and $3,178, respectively, and equity based separation costs of $53 and $277, respectively.
Purchase of SVC Common Shares
In connection with an underwritten public offering of SVC common shares of beneficial interest, $.01 par value per share, or SVC Common Shares, by SVC pursuant to an underwriting agreement, dated as of March 31, 2026, between SVC and Yorkville Securities, LLC, as representative of the underwriters named therein, or the SVC Offering, we, through RMR LLC, purchased, in April 2026, 41,666,666 SVC Common Shares from the underwriters at a price equal to the public offering price of $1.20 per share, for an aggregate purchase price of approximately $50,000. In connection with the SVC Offering, RMR LLC entered into a lock-up agreement with the underwriters, pursuant to which RMR LLC has agreed, without the prior written consent of Yorkville Securities, LLC and subject to certain exceptions, not to sell, transfer or otherwise dispose of any of SVC Common Shares for a period of 90 days after March 31, 2026, the date of the underwriting agreement. As of April 2, 2026, RMR LLC beneficially owned approximately 6.4% of the outstanding SVC Common Shares and Adam Portnoy, including through ABP Trust, beneficially owned approximately 6.8% of the outstanding SVC Common Shares.
Note 4. Revenue Recognition
Revenues from services we provide are recognized as earned over time as the services provided represent performance obligations that are satisfied over time. Substantially all revenues are earned from related parties.
Management Agreements
We are party to a business management and a property management agreement with each Managed Equity REIT. We also may earn annual incentive business management fees from the Managed Equity REITs under the business management agreements. We earn management fees from the Private Capital clients pursuant to management agreements with ABP Trust regarding AlerisLife and Sonesta and from certain other Private Capital clients, as prescribed in the applicable management agreements. Tremont is primarily compensated pursuant to its management agreement with SEVN and may also earn an incentive fee under that agreement.
The following table summarizes the fees we earned pursuant to our management agreements with the Managed Equity REITs and SEVN:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Base business management revenues	$19,341	$19,578	$39,323	$39,977
Property management revenues	9,874	9,318	19,072	18,316
Construction supervision revenues	775	1,281	2,375	4,461
Incentive business management revenues	—	19	23,625	87
Advisory services revenues	1,349	1,104	2,526	2,245
	$31,339	$31,300	$86,921	$65,086

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
The following table summarizes the fees we earned pursuant to our management agreements with the Private Capital clients:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Base business management revenues	$4,564	$6,579	$10,103	$13,386
Property management revenues	5,533	7,112	10,493	13,262
Construction supervision revenues	596	514	1,226	1,163
	$10,693	$14,205	$21,822	$27,811
Reimbursable Costs — We determined we control the services provided by third parties for certain of our clients and therefore account for the cost of these services and the related reimbursement revenue on a gross basis. These revenues include reimbursements for the cost of services our employees provide pursuant to our property management agreements, awards of common shares by our clients directly to certain of our officers and employees and certain other reimbursable expenses.
Other Revenues
We may also enter into arrangements or agreements that earn certain other revenues, such as acquisition fees and carried interest revenues.
Acquisition fee revenues are recognized in management services in our condensed consolidated statements of comprehensive income and we recognized $664 for the three and six months ended March 31, 2025. We did not recognize any acquisition fee revenue for the three or six months ended March 31, 2026.
We did not recognize any carried interest revenues for the three or six months ended March 31, 2026 and 2025.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Note 5. Loans Held for Investment, Net
In July 2024, we originated two floating rate mortgage loans secured by properties in Revere, MA and Wayne, PA. In November 2025, we sold these loans to SEVN for $61,733, excluding closing costs, and used $45,070 to settle our outstanding obligations under our secured financing facility. For further information regarding the secured financing facility, see Note 6, Indebtedness.
The table below provides overall statistics for our loan portfolio as of September 30, 2025. There were no loans outstanding at March 31, 2026.

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
Note 6. Indebtedness
Mortgage Notes Payable, Net
As of March 31, 2026, three of our residential properties were encumbered by mortgage notes with an aggregate principal amount of $139,757. These mortgage loans require monthly payments of interest only until maturity. Deferred financing fees incurred in connection with these mortgage financings are amortized over the term of the respective mortgage agreement and are recognized as a component of interest expense in our condensed consolidated statements of comprehensive income. For further information regarding the interest rate caps on certain of our mortgage notes, see Note 7, Derivatives and Hedging Activities, and Note 10, Fair Value of Financial Instruments.
Senior Secured Revolving Credit Facility
We maintain a $100,000 senior secured revolving credit facility, or our revolving credit facility, governed by a credit agreement, or our credit agreement. Our revolving credit facility is secured by certain of our assets and existing management agreements and provides us with enhanced financial flexibility as we continue to invest in our private capital initiatives and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of the Secured Overnight Financing Rate, or SOFR, plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to our satisfying certain financial covenants and other credit facility conditions. As of March 31, 2026 and May 1, 2026, we had $0 and $25,000, respectively, outstanding on our revolving credit facility.

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
(2)The coupon rate was determined using SOFR plus a spread ranging from 2.85% to 2.90%, as applicable, for the respective borrowings under our secured financing facility as of the applicable date.
As of September 30, 2025, we were in compliance with the covenants and other terms of the agreements that govern our secured financing facility.
In November 2025, we settled our outstanding obligations under our secured financing facility of $45,070, excluding accrued interest. We terminated our secured financing facility and recognized a loss on extinguishment of debt of $452 during the six months ended March 31, 2026.
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
Our interest rate cap agreements are designated as cash flow hedges of interest rate risk and are measured on a recurring basis at fair value. See Note 10, Fair Value of Financial Instruments for further information regarding the fair value of our interest rate caps. The following table summarizes the terms of our outstanding interest rate cap agreements as reported in prepaid and other current assets on our condensed consolidated balance sheets:

				Fair Value at
Underlying Instrument	Maturity Date	Strike Rate	Notional Amount	March 31, 2026	September 30, 2025
Raleigh, NC mortgage loan	8/15/2028	3.00%	$47,870	$852	$760
Orlando, FL mortgage loan	10/1/2028	3.00%	$59,984	1,124	998
				$1,976	$1,758
Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract for an upfront premium. For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recognized in cumulative other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Gains and losses on the derivative representing the hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in cumulative other comprehensive income related to derivatives will be reclassified to interest expense as payments are made on our applicable debt. Over the next 12 months, we estimate that an additional $48 will be reclassified from other comprehensive income as a decrease to interest expense.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income for the three and six months ended March 31, 2026. There was no activity related to our cash flow hedges within other comprehensive income for the three and six months ended March 31, 2025 as these mortgages were entered into in the fourth fiscal quarter of 2025:

	Three Months Ended March 31, 2026	Six Months Ended March 31, 2026
Amount of gain recognized on derivatives in other comprehensive income	$715	$676
Amount of gain reclassified from cumulative other comprehensive income (loss) into interest expense	$27	$139
Total amount of interest expense presented in the consolidated statements of comprehensive income	$(2,611)	$(5,258)
Note 8. Investments
Seven Hills Realty Trust
In November 2025, SEVN commenced a transferable rights offering to raise gross proceeds of approximately $65,200 whereby shareholders of record of its common shares of beneficial interest, or SEVN common shares, received, at no charge, one transferable subscription right for every one SEVN common share held, pursuant to which such shareholders could purchase, at a specified subscription price, one SEVN common share for every two subscription rights held. We, through Tremont, participated in the rights offering by (i) exercising our pro rata subscription rights based on our existing ownership in SEVN by purchasing 854,029 shares for $7,387 and (ii) purchasing 2,015,748 additional SEVN common shares not otherwise sold in the rights offering for $17,436, subject to the terms and conditions of a backstop agreement.
As of March 31, 2026, Tremont owned 4,577,835, or approximately 20.3%, of SEVN’s outstanding common shares. We account for our investment in SEVN using the equity method of accounting because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our investment in SEVN and determined fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of March 31, 2026 and September 30, 2025, based on quoted market prices, was $37,630 and $17,610, respectively. The unrealized loss in our condensed consolidated statements of comprehensive income related to our investment in SEVN was $1,831 and $409 for the three months ended March 31, 2026 and 2025, respectively, and $3,044 and $990 for the six months ended March 31, 2026 and 2025, respectively. We received distributions from SEVN of $1,282 and $598 for the three months ended March 31, 2026 and 2025 and $1,760 and $1,196 for the six months ended March 31, 2026 and 2025.
Carroll MF VII, LLC and Carroll Multifamily Venture VII, LP
As of March 31, 2026, we owned a 14.3% investment in Carroll MF VII, LLC, or MF VII, a co-investment vehicle managed by RMR Residential. We consolidated the financial position and results of operations for MF VII for the three and six months ended March 31, 2026 and 2025 because we are deemed to exert significant influence and control over MF VII’s most significant activities. In March 2026, we funded a capital call of $851 to MF VII and certain of our employees made capital contributions to MF VII of $139. These contributions fully offset an outstanding contributions receivable to MF VII of $714.
As of March 31, 2026 and September 30, 2025, MF VII owned a $2,517 and $3,156, respectively, investment in Carroll Multifamily Venture VII, LP, or Fund VII. MF VII accounts for its investment in Fund VII using the equity method of accounting because it is deemed to exert significant influence, but not control, over Fund VII’s most significant activities. MF VII elected the fair value option to account for its investment in Fund VII and determines fair value using unobservable Level 3 inputs. The unrealized loss in our condensed consolidated statements of comprehensive income related to MF VII’s investment in Fund VII was $467 and $300 for the three months ended March 31, 2026 and 2025, respectively, and $915 and $790 for the six months ended March 31, 2026 and 2025, respectively.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Joint Ventures
We own equity interests in two joint ventures: (i) a 225-unit residential community in Pompano Beach, FL, or the Pompano JV, and (ii) a 400-unit residential community in Sunrise, FL, or the Sunrise JV, which were acquired for an aggregate purchase price of $190,100. As general partner of both joint ventures, we made aggregate equity contributions of $11,151 with institutional investors funding the remaining equity. We are entitled to construction supervision and property management fees pursuant to management agreements with these joint ventures and are also entitled to a carried interest if we meet certain investment returns. We account for our investments in the Pompano JV and Sunrise JV using the equity method of accounting because we are deemed to exert significant influence, but not control, over these joint ventures’ most significant activities. We elected the fair value option to account for our investments and determined their fair values using unobservable Level 3 inputs. There was no change in the fair value of our investments in the Pompano JV and Sunrise JV for the three and six months ended March 31, 2026 and 2025.
In April 2026, we closed a joint venture acquisition of a 406-unit residential portfolio in Greenwich, CT for a purchase price of approximately $350,000. As a co-general partner, we acquired a 5% interest, or an equity contribution of $6,418, with an institutional investor and a co-general partner funding the remaining equity. In conjunction with this transaction, we are entitled to an acquisition fee, as well as ongoing asset management, construction management and property management fees. We are also entitled to a carried interest if we meet certain investment returns.
For further information regarding the fair value of these investments and the inputs used, see Note 10, Fair Value of Financial Instruments. For further information regarding our investment in SVC in April 2026, see Note 3, Related Person Transactions.
Note 9. Income Taxes
We are the sole managing member of RMR LLC. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its tax consolidated subsidiaries. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. During the three and six months ended March 31, 2026 and 2025, all of our income before taxes was derived solely from domestic operations.
For the three months ended March 31, 2026 and 2025, we recognized estimated income tax expense of $589 and $1,378, respectively, which includes $437 and $986, respectively, of U.S. federal income tax and $152 and $392, respectively, of state income taxes. For the six months ended March 31, 2026 and 2025, we recognized estimated income tax expense of $5,250 and $3,854, respectively, which includes $3,867 and $2,798, respectively, of U.S. federal income tax and $1,383 and $1,056, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.6%	3.2%	2.9%	3.0%
Permanent items	6.8%	0.7%	1.0%	0.7%
Uncertain tax position reserve, net of federal benefit	1.2%	0.3%	0.2%	0.2%
Net income attributable to noncontrolling interest	(8.4)%	(10.0)%	(9.7)%	(9.9)%
Total	22.2%	15.2%	15.4%	15.0%

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
The components of the deferred tax assets as of March 31, 2026 and 2025 are entirely comprised of the outside basis difference in our partnership interest in RMR LLC.
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
Note 10. Fair Value of Financial Instruments
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
As of March 31, 2026 and September 30, 2025, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to the short term nature of these financial instruments.
We estimate the fair value of our fixed rate mortgage note payable, loans held for investment and, until its termination in November 2025, outstanding principal balances under our secured financing facility using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.
The table below provides information regarding these financial instruments not carried at fair value in our condensed consolidated balance sheets as of March 31, 2026 and September 30, 2025:

	As of March 31, 2026		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans held for investment	$—	$—	$60,984	$61,989
Secured financing facility (1)	$—	$—	$44,586	$45,471
Mortgage notes payable (2)	$136,790	$137,548	$136,168	$137,076
(1)This facility was terminated in November 2025.
(2)Includes two floating rate mortgage notes with an aggregate carrying value of $91,221 that carry interest at a rate of SOFR plus a premium. The carrying values of these floating rate mortgage notes approximate their fair values.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices.
The following tables present our financial assets and liabilities that have been measured at fair value on a recurring basis:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Due from related parties related to equity based payment awards	$12,313	$12,313	$—	$—
Investment in SEVN	$37,630	$37,630	$—	$—
Investment in Fund VII	$2,517	$—	$—	$2,517
Investment in joint ventures	$11,151	$—	$—	$11,151
Employer compensation liability related to equity based payment awards	$12,313	$12,313	$—	$—
Interest rate caps	$1,976	$—	$1,976	$—

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Due from related parties related to equity based payment awards	$15,797	$15,797	$—	$—
Investment in SEVN	$17,610	$17,610	$—	$—
Investment in Fund VII	$3,156	$—	$—	$3,156
Investment in joint ventures	$11,134	$—	$—	$11,134
Employer compensation liability related to equity based payment awards	$15,797	$15,797	$—	$—
Interest rate caps	$1,758	$—	$1,758	$—
Earnout liability	$3,639	$—	$—	$3,639
The fair values of our interest rate caps are based on prevailing market prices in secondary markets for similar derivative contracts as of the measurement date.
The following tables present additional information about the valuation techniques and significant unobservable inputs for financial assets and liabilities that are measured at fair value and categorized within Level 3:

March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range
Investment in Fund VII	$2,517	Discounted cash flow	Discount rates	6.50% - 7.00%
			Exit capitalization rates	5.00% - 5.50%
			Holding period	10 years
Investment in joint ventures	$11,151	Discounted cash flow	Discount rate	7.00%
			Exit capitalization rates	5.25% - 5.50%
			Holding period	10 years

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range
Investment in Fund VII	$3,156	Discounted cash flow	Discount rates	6.50% - 7.00%
			Exit capitalization rates	5.00% - 5.50%
			Holding period	10 years
Investment in joint ventures	$11,134	Discounted cash flow	Unlevered IRR	12.02% - 12.37%
			Exit capitalization rates	4.97% - 5.15%
			Holding period	3 years
Earnout liability	$3,639	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	5.84%

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
The tables below present a summary of the changes in fair value of our investment in Fund VII and Earnout liability measured on a recurring basis:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Beginning balance	$2,708	$4,113	$3,156	$—
Contributions, net of receivable	276	—	276	—
Changes in fair value for our investment in Fund VII	(467)	(300)	(915)	3,813
Ending balance	$2,517	$3,813	$2,517	$3,813

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Beginning balance	$—	$8,548	$3,639	$11,958
Changes in fair value for our Earnout liability	—	(1,270)	(3,639)	(4,680)
Ending balance	$—	$7,278	$—	$7,278
Note 11. Shareholders’ Equity
On March 26, 2026, we awarded 6,426 of our Class A Common Shares, valued at $15.56 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our six Directors as part of his or her annual compensation for serving as a Director. For the three and six months ended March 31, 2026, we recognized general and administrative expense of $600 for these awards.
Equity based compensation expense related to shares awarded to certain officers and employees was $623 and $474 for the three months ended March 31, 2026 and 2025, respectively, and $1,243 and $1,030 for the six months ended March 31, 2026 and 2025.
The aggregate value of 2,935 and 1,377 Class A Common Shares repurchased during the three months ended March 31, 2026 and 2025 was $46 and $23, respectively. The aggregate value of 5,263 and 1,671 Class A Common Shares repurchased during the six months ended March 31, 2026 and 2025 was $81 and $29, respectively. We recognize the repurchase of Class A Common Shares as a decrease to additional paid in capital included in shareholders’ equity in our condensed consolidated balance sheets.
Distributions
During the six months ended March 31, 2026 and 2025, we declared and paid dividends on our Class A Common Shares and Class B-1 common stock, or Class B-1 Common Shares, as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Six Months Ended March 31, 2026
10/9/2025	10/27/2025	11/13/2025	$0.45	$7,678
1/15/2026	1/26/2026	2/19/2026	0.45	7,676
			$0.90	$15,354
Six Months Ended March 31, 2025
10/16/2024	10/28/2024	11/14/2024	$0.45	$7,581
1/16/2025	1/27/2025	2/20/2025	0.45	7,580
			$0.90	$15,161

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
These dividends were funded by cash accumulated at RMR Inc. and by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Six Months Ended March 31, 2026
10/9/2025	10/27/2025	11/13/2025	$0.32	$10,260	$5,460	$4,800
1/15/2026	1/26/2026	2/19/2026	0.32	10,259	5,459	4,800
			$0.64	$20,519	$10,919	$9,600
Six Months Ended March 31, 2025
10/16/2024	10/28/2024	11/14/2024	$0.32	$10,191	$5,391	$4,800
1/16/2025	1/27/2025	2/20/2025	0.32	10,190	5,390	4,800
			$0.64	$20,381	$10,781	$9,600
As of March 31, 2026 and September 30, 2025, we had cash and cash equivalents of $80,104 and $62,297, respectively, of which $17,380 and $19,478, respectively, was held by RMR Inc., and $62,724 and $42,819, respectively, was held by RMR LLC and its subsidiaries.
On April 9, 2026, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of April 21, 2026, in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,692. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,270, of which $5,470 will be distributed to us based on our aggregate ownership of 17,093,798 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash held by RMR Inc. We expect to pay this dividend on or about May 14, 2026.
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
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration and the related noncontrolling interest is eliminated, which may be dilutive. For the three months ended March 31, 2026 and 2025 and the six months ended March 31, 2026, the assumed redemption is anti-dilutive to earnings per share. For the six months ended March 31, 2025, the assumed redemption is dilutive to earnings per share.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
The calculation of basic and diluted earnings per share for the three and six months ended March 31, 2026 and 2025, is as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Numerators:
Net income attributable to The RMR Group Inc.	$1,007	$3,616	$13,197	$9,996
Less: income attributable to unvested participating securities	(140)	(104)	(284)	(209)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	867	3,512	12,913	9,787
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	—	—	—	209
Add back: net income attributable to noncontrolling interest in The RMR Group LLC (1)	—	—	—	12,059
Add back: income tax expense	—	—	—	3,854
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (2)	—	—	—	(7,477)
Net income used in calculating diluted EPS	$867	$3,512	$12,913	$18,432

Denominators:
Common shares outstanding	17,094	16,879	17,094	16,879
Less: unvested participating securities and incremental impact of weighted average	(344)	(263)	(347)	(265)
Weighted average common shares outstanding - basic	16,750	16,616	16,747	16,614
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	—	—	—	15,000
Add: incremental unvested shares	—	—	—	3
Weighted average common shares outstanding - diluted	16,750	16,616	16,747	31,617

Net income attributable to The RMR Group Inc. per common share - basic	$0.05	$0.21	$0.77	$0.59
Net income attributable to The RMR Group Inc. per common share - diluted	$0.05	$0.21	$0.77	$0.58
(1)Net loss attributable to other noncontrolling interests is not adjusted when calculating diluted earnings per share.
(2)Income tax expense assumes the hypothetical conversion of the noncontrolling interest in RMR LLC, which results in an estimated tax rate of 28.9% for the six months ended March 31, 2025.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Note 13. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three and six months ended March 31, 2026 and 2025, is calculated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Income before income tax expense	$2,648	$9,072	$34,147	$25,656
RMR Inc. franchise tax expense and interest income	(44)	(125)	(125)	(247)
Net income before noncontrolling interest	2,604	8,947	34,022	25,409
Net income attributable to noncontrolling interest in The RMR Group LLC	(1,454)	(4,337)	(16,488)	(12,059)
Net loss attributable to other noncontrolling interests	402	259	788	253
Net income attributable to RMR Inc. before income tax expense	1,552	4,869	18,322	13,603
Income tax expense attributable to RMR Inc.	(589)	(1,378)	(5,250)	(3,854)
RMR Inc. franchise tax expense and interest income	44	125	125	247
Net income attributable to RMR Inc.	$1,007	$3,616	$13,197	$9,996
Note 14. Segment Reporting
We manage our business on a consolidated basis and therefore have one reportable segment: real estate asset management. The chief operating decision maker, or CODM, is our President and Chief Executive Officer. The CODM assesses performance, allocates resources and makes strategic decisions based on net income attributable to the RMR Group Inc. and consolidated revenue and expense information as shown in our condensed consolidated statements of comprehensive income. The CODM is also regularly provided with information on revenue related to our management agreements with the Managed Equity REITs, SEVN and other clients, which are detailed in Note 3, Related Person Transactions. The CODM is not regularly provided with detailed expense information. The measure of segment assets is reported as total assets in our condensed consolidated balance sheets.

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
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the Managed Equity REITs, excluding rents or other revenues from hotels, senior living communities, travel centers and wellness centers, which are separately managed by Sonesta or a third party. Also, under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs based on a percentage of the cost of such construction. In connection with OPI’s voluntary chapter 11 petitions on October 30, 2025, we entered into a restructuring support agreement with OPI and certain of its lenders pursuant to which we have agreed to terms for new management agreements with OPI to take effect upon the effectiveness of OPI’s plan of reorganization. Pursuant to the management agreement term sheet, the initial term of the new management agreements will be five years, RMR LLC will be paid an annual fee under the new business management agreement of $14.0 million payable per year for the first two years, and RMR LLC will be paid a 3% property management fee and a 5% construction supervision fee under the new property management agreement, consistent with the existing property management agreement. The current management agreements between OPI and RMR LLC will remain in effect during the pendency of the OPI chapter 11 cases, and RMR LLC will continue to manage OPI’s business in the ordinary course. For further information regarding the fees we earn, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table presents for each Managed Equity REIT a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of March 31, 2026 and 2025, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		March 31,
REIT	Primary Strategy	2026	2025
DHC	Senior living communities, medical office and life science properties and other healthcare related properties	$4,050,533	$3,469,383
ILPT	Industrial and logistics properties	4,587,892	4,530,731
OPI	Office properties primarily leased to single tenants and those with high credit quality characteristics	2,508,302	2,468,647
SVC	Service-focused retail net lease properties and hotels	5,477,874	6,211,123
		$16,624,601	$16,679,884
A Managed Equity REIT’s historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or other similar non-cash reserves. A Managed Equity REIT’s average market capitalization includes the average value of the Managed Equity REIT’s outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares, if any, and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed Equity REIT, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period.
The basis on which our base business management fees is calculated for the three and six months ended March 31, 2026 and 2025 may differ from the basis at the end of the periods presented in the table above. As of March 31, 2026, the market capitalization was lower than the historical cost of assets under management for each of the Managed Equity REITs; the historical cost of assets under management for DHC, ILPT, OPI and SVC as of March 31, 2026, were $6,736,597, $5,709,492, $5,351,019 and $9,914,548, respectively.

The fee revenues we earned from the Managed Equity REITs for the three and six months ended March 31, 2026 and 2025 are set forth below:

	Three Months Ended March 31, 2026
	Base	Property		Incentive
	Business	Management	Construction	Business
	Management	and Other	Supervision	Management
REIT	Revenues	Revenues	Revenues	Revenues	Total
DHC	$4,400	$1,054	$326	$—	$5,780
ILPT	5,837	3,349	81	—	9,267
OPI	2,771	2,683	240	—	5,694
SVC	6,333	2,770	128	—	9,231
	$19,341	$9,856	$775	$—	$29,972

	Three Months Ended March 31, 2025
	Base	Property		Incentive
	Business	Management	Construction	Business
	Management	and Other	Supervision	Management
REIT	Revenues	Revenues	Revenues	Revenues	Total
DHC	$3,913	$1,286	$233	$—	$5,432
ILPT	5,760	3,257	41	—	9,058
OPI	2,843	2,668	350	—	5,861
SVC	7,062	2,086	657	—	9,805
	$19,578	$9,297	$1,281	$—	$30,156

	Six Months Ended March 31, 2026
	Base	Property		Incentive
	Business	Management	Construction	Business
	Management	and Other	Supervision	Management
REIT	Revenues	Revenues	Revenues	Revenues	Total
DHC	$8,770	$2,271	$601	$17,905	$29,547
ILPT	11,788	6,676	207	5,679	24,350
OPI	5,561	5,162	547	—	11,270
SVC	13,204	4,927	1,012	—	19,143
	$39,323	$19,036	$2,367	$23,584	$84,310

	Six Months Ended March 31, 2025
	Base	Property		Incentive
	Business	Management	Construction	Business
	Management	and Other	Supervision	Management
REIT	Revenues	Revenues	Revenues	Revenues	Total
DHC	$8,198	$2,631	$1,197	$—	$12,026
ILPT	11,678	6,479	211	—	18,368
OPI	5,830	5,575	1,002	—	12,407
SVC	14,271	3,594	2,046	—	19,911
	$39,977	$18,279	$4,456	$—	$62,712

Other Clients
We provide business management services to Sonesta and AlerisLife. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; many of the U.S. hotels that Sonesta operates are owned by SVC. AlerisLife operated senior living communities throughout the U.S., many of which were owned by DHC. In September 2025, AlerisLife announced that it had entered into agreements to transition the management of its senior living communities to third party operators and in January 2026 completed the sale of all of its assets. AlerisLife will continue to wind down its business and operations. RMR LLC will continue to provide management services through the wind down period. Generally, our fees earned from business management services to Sonesta and AlerisLife are based on a percentage of certain revenues.
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
Our management fee revenues from services to these clients for the three and six months ended March 31, 2026 and 2025, are set forth in the following tables:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
Sonesta	$1,485	$—	$—	$1,485	$2,021	$—	$—	$2,021
RMR Residential	118	3,273	188	3,579	120	4,873	266	5,259
Other private entities	2,961	2,260	408	5,629	4,438	2,239	248	6,925
SEVN	—	18	—	18	—	21	—	21
	$4,564	$5,551	$596	$10,711	$6,579	$7,133	$514	$14,226

	Six Months Ended March 31, 2026				Six Months Ended March 31, 2025
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
Sonesta	$3,588	$—	$—	$3,588	$4,245	$—	$—	$4,245
RMR Residential	236	6,007	687	6,930	274	9,398	752	10,424
Other private entities	6,279	4,486	539	11,304	8,867	3,864	411	13,142
SEVN	—	36	8	44	—	37	5	42
	$10,103	$10,529	$1,234	$21,866	$13,386	$13,299	$1,168	$27,853
Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
Tremont earned advisory services revenue of $1,349 and $1,104 for the three months ended March 31, 2026 and 2025, respectively, and $2,526 and $2,245 for the six months ended March 31, 2026 and 2025, respectively. Tremont also earned incentive fees from SEVN of $0 and $19 for the three months ended March 31, 2026 and 2025, respectively, and $41 and $87 for the six months ended March 31, 2026 and 2025, respectively.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025
The following table presents the changes in our operating results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues:
Management services	$40,683	$44,382	$(3,699)	(8.3)%
Incentive fees	—	19	(19)	(100.0)%
Advisory services	1,349	1,104	245	22.2%
Total management, incentive and advisory services revenues	42,032	45,505	(3,473)	(7.6)%
Income from loan investments, net	—	646	(646)	(100.0)%
Rental property revenues	5,100	1,425	3,675	n/m
Reimbursable compensation and benefits	16,814	20,611	(3,797)	(18.4)%
Reimbursable equity based compensation	2,402	1,132	1,270	112.2%
Other reimbursable expenses	79,281	97,349	(18,068)	(18.6)%
Total reimbursable costs	98,497	119,092	(20,595)	(17.3)%
Total revenues	145,629	166,668	(21,039)	(12.6)%
Expenses:
Compensation and benefits	37,690	42,051	(4,361)	(10.4)%
Equity based compensation	3,025	1,606	1,419	88.4%
Separation costs	1,293	3,455	(2,162)	(62.6)%
Total compensation and benefits expense	42,008	47,112	(5,104)	(10.8)%
General and administrative	10,748	11,246	(498)	(4.4)%
Other reimbursable expenses	79,281	97,349	(18,068)	(18.6)%
Rental property expenses	1,876	395	1,481	n/m
Transaction and acquisition related costs	227	549	(322)	(58.7)%
Depreciation and amortization	4,448	2,457	1,991	81.0%
Total expenses	138,588	159,108	(20,520)	(12.9)%
Operating income	7,041	7,560	(519)	(6.9)%
Interest income	516	1,377	(861)	(62.5)%
Interest expense	(2,611)	(871)	(1,740)	199.8%
Change in fair value of Earnout liability	—	1,270	(1,270)	(100.0)%
Loss on investments	(2,298)	(709)	(1,589)	n/m
Gain on sale of real estate	—	445	(445)	(100.0)%
Income before income tax expense	2,648	9,072	(6,424)	(70.8)%
Income tax expense	(589)	(1,378)	789	57.3%
Net income	2,059	7,694	(5,635)	(73.2)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(1,454)	(4,337)	2,883	66.5%
Net loss attributable to other noncontrolling interests	402	259	143	(55.2)%
Net income attributable to The RMR Group Inc.	$1,007	$3,616	$(2,609)	(72.2)%
n/m - not meaningful
Management services revenue. Management services revenue decreased $3,699 due to a decrease in base business management revenues of $2,252 primarily due to the wind down of AlerisLife’s business and deleveraging activities at certain of the Managed Equity REITs, lower property management revenues of $1,023 primarily due to third party management transitions within RMR Residential and disposition activities during 2025 and lower construction supervision revenues of $424 due to declines in capital spend at our Managed Equity REITs.

Income from loan investments, net. Income from loan investments, net decreased $646 due to the sale of our two mortgage loans to SEVN in November 2025.
Rental property revenues. Rental property revenues includes base rental income and non-cash straight line rent adjustments for our rental properties. Rental property revenues increased $3,675 primarily due to our acquisition of properties in Chicago, IL, Raleigh, NC and Orlando, FL after the second fiscal quarter of 2025.
Reimbursable compensation and benefits. Reimbursable compensation and benefits includes reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits decreased $3,797 primarily due to cost containment measures that included headcount reductions over the last twelve months and disposition activities during 2025.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue increased $1,270 primarily as a result of increases in total unvested shares and increases in certain of our clients’ respective share prices as of the current fiscal period.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consists of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense decreased $4,361 due to cost containment measures that included headcount reductions over the last twelve months and disposition activity during 2025.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. We record an equal offsetting amount as reimbursable equity based compensation revenue for the value of awards under our clients’ equity compensation plans to certain of our employees. Equity based compensation increased $1,419 primarily as a result of increases in total unvested shares and increases in certain of our clients’ respective share prices as of the current fiscal period.
Separation costs. Separation costs consists of employment termination costs. For further information about these costs, see Note 3, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consists of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs decreased $498 primarily due to declines in recurring professional and legal fees.
Rental property expenses. Rental property expenses includes property operating expenses, such as real estate taxes, repairs and maintenance and utility costs incurred at our owned properties. Rental property expenses increased $1,481 primarily due to our acquisition of properties in Chicago, IL, Raleigh, NC and Orlando, FL after the second fiscal quarter of 2025.
Transaction and acquisition related costs. Transaction and acquisition related costs in the prior fiscal period primarily represent costs associated with our acquisition of MPC Partnership Holdings LLC, or MPC, and related integration expenses. Costs incurred in the current fiscal period relate to other transactions and agreements with our Managed Equity REITs or private capital vehicles.
Depreciation and amortization. Depreciation and amortization increased $1,991 primarily due to depreciation in the current fiscal quarter of our owned properties in Chicago, IL, Raleigh, NC and Orlando, FL, which were acquired after the second fiscal quarter of 2025.
Interest income. Interest income decreased $861 due to a lower amount of investable cash and lower average interest rates during the current fiscal period compared to the prior fiscal period.
Interest expense. Interest expense increased $1,740 primarily due to mortgage notes encumbering our owned properties in Raleigh, NC and Orlando, FL which were acquired after the second fiscal quarter of 2025.

Change in fair value of Earnout liability. For further information about the Earnout liability, see Note 10, Fair Value of Financial Instruments to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on investments. Loss on investments represents the unrealized and realized gains or losses on our investment in SEVN common shares, investment in Fund VII and investment in joint ventures. For further information, see Note 8, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain on sale of real estate. We recognized a $445 gain on sale of real estate resulting from the sale of a property in Woodstock, GA during the prior fiscal period.
Income tax expense. The decrease in income tax expense of $789 is primarily attributable to lower taxable income.

Six Months Ended March 31, 2026, Compared to the Six Months Ended March 31, 2025
The following table presents the changes in our operating results for the six months ended March 31, 2026 compared to the six months ended March 31, 2025:

	Six Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues:
Management services	$82,592	$90,565	$(7,973)	(8.8)%
Incentive fees	23,625	87	23,538	n/m
Advisory services	2,526	2,245	281	12.5%
Total management, incentive and advisory services revenues	108,743	92,897	15,846	17.1%
Income from loan investments, net	411	1,192	(781)	(65.5)%
Rental property revenues	10,240	3,047	7,193	n/m
Reimbursable compensation and benefits	34,011	42,401	(8,390)	(19.8)%
Reimbursable equity based compensation	3,737	702	3,035	n/m
Other reimbursable expenses	168,911	245,905	(76,994)	(31.3)%
Total reimbursable costs	206,659	289,008	(82,349)	(28.5)%
Total revenues	326,053	386,144	(60,091)	(15.6)%
Expenses:
Compensation and benefits	75,138	84,613	(9,475)	(11.2)%
Equity based compensation	4,980	1,732	3,248	187.5%
Separation costs	2,672	3,455	(783)	(22.7)%
Total compensation and benefits expense	82,790	89,800	(7,010)	(7.8)%
General and administrative	20,696	22,530	(1,834)	(8.1)%
Other reimbursable expenses	168,911	245,905	(76,994)	(31.3)%
Rental property expenses	3,710	821	2,889	n/m
Transaction and acquisition related costs	1,685	1,336	349	26.1%
Depreciation and amortization	9,135	4,804	4,331	90.2%
Total expenses	286,927	365,196	(78,269)	(21.4)%
Operating income	39,126	20,948	18,178	86.8%
Interest income	1,051	2,933	(1,882)	(64.2)%
Interest expense	(5,258)	(1,570)	(3,688)	n/m
Change in fair value of Earnout liability	3,639	4,680	(1,041)	(22.2)%
Loss on investments	(3,959)	(1,780)	(2,179)	122.4%
Loss on extinguishment of debt	(452)	—	(452)	n/m
Gain on sale of real estate	—	445	(445)	(100.0)%
Income before income tax expense	34,147	25,656	8,491	33.1%
Income tax expense	(5,250)	(3,854)	(1,396)	(36.2)%
Net income	28,897	21,802	7,095	32.5%
Net income attributable to noncontrolling interest in The RMR Group LLC	(16,488)	(12,059)	(4,429)	(36.7)%
Net loss attributable to other noncontrolling interests	788	253	535	n/m
Net income attributable to The RMR Group Inc.	$13,197	$9,996	$3,201	32.0%
n/m - not meaningful
Management services revenue. Management services revenue decreased $7,973 due to a decrease in base business management revenues of $3,937 primarily due to the wind down of AlerisLife’s business and deleveraging activities at certain of the Managed Equity REITs, lower property management revenues of $2,013 primarily due to third party management transitions within RMR Residential and disposition activities during 2025 and lower construction supervision revenues of $2,023 due to declines in capital spend at our Managed Equity REITs.

Incentive fees. Incentive fees increased $23,538 due to fees earned from DHC and ILPT for calendar year 2025. Each of DHC’s and ILPT’s respective total return per share exceeded the applicable benchmark total return per share for the measurement period, as defined in the respective management agreements for calendar year 2025.
Income from loan investments, net. Income from loan investments, net decreased $781 due to the sale of our two mortgage loans to SEVN in November 2025.
Rental property revenues. Rental property revenues increased $7,193 primarily due to our acquisition of properties in Chicago, IL, Raleigh, NC and Orlando, FL after the second fiscal quarter of 2025.
Reimbursable compensation and benefits. Reimbursable compensation and benefits decreased $8,390 primarily due to cost containment measures that included headcount reductions over the last twelve months and disposition activities during 2025.
Reimbursable equity based compensation. Reimbursable equity based compensation revenue increased $3,035 primarily as a result of increases in total unvested shares and increases in certain of our clients’ respective share prices as of the current fiscal period.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits expense decreased $9,475 due to cost containment measures that included headcount reductions over the last twelve months and disposition activities during 2025.
Equity based compensation. Equity based compensation increased $3,248 primarily as a result of increases in total unvested shares and increases in certain of our clients’ respective share prices as of the current fiscal period.
Separation costs. For further information about these costs, see Note 3, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs decreased $1,834 primarily due to declines in third party construction supervision fees and recurring professional and legal fees.
Rental property expenses. Rental property expenses increased $2,889 primarily due to our acquisition of properties in Chicago, IL, Raleigh, NC and Orlando, FL after the second fiscal quarter of 2025.
Transaction and acquisition related costs. Transaction and acquisition related costs in the prior fiscal period primarily represent costs associated with our acquisition of MPC and related integration expenses. Costs incurred in the current fiscal period relate to other transactions and agreements with our Managed Equity REITs or private capital vehicles.
Depreciation and amortization. Depreciation and amortization increased $4,331 primarily due to depreciation in the current fiscal quarter of our owned properties in Chicago, IL, Raleigh, NC and Orlando, FL, which were acquired after the second fiscal quarter of 2025.
Interest income. Interest income decreased $1,882 due to a lower amount of investable cash and lower average interest rates during the current fiscal period compared to the prior fiscal period.
Interest expense. Interest expense increased $3,688 primarily due to mortgage notes encumbering our owned properties in Raleigh, NC and Orlando, FL which were acquired after the second fiscal quarter of 2025.
Change in fair value of Earnout liability. For further information about the Earnout liability, see Note 10, Fair Value of Financial Instruments to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on investments. For further information, see Note 8, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss on extinguishment of debt. Loss on extinguishment of debt represents the loss recognized on unamortized deferred fees related to our secured financing facility which was terminated in the current fiscal period.
Gain on sale of real estate. We recognized a $445 gain on sale of real estate resulting from the sale of a property in Woodstock, GA during the prior fiscal period.

Income tax expense. The increase in income tax expense of $1,396 is primarily attributable to higher taxable income.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of March 31, 2026 and September 30, 2025, we had cash and cash equivalents of $80,104 and $62,297, respectively, of which $17,380 and $19,478, respectively, was held by RMR Inc., with the remainder being held at RMR LLC and its subsidiaries. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of March 31, 2026 and September 30, 2025, $70,615 and $50,662, respectively, of our cash and cash equivalents were invested in money market accounts.
We believe that our cash and cash equivalents leave us well positioned to pursue a range of capital allocation strategies, with a focus on the growth of our private capital business, to fund our operations and cash distributions and enhance our technology infrastructure, in the next twelve months. Our experienced platform and existing relationships with institutional investors have provided us with significant opportunities to continue expanding our private capital business. We intend to diversify and further grow our private capital revenues by sponsoring and managing new real estate related investment funds that may invest in the equity of real estate or provide commercial mortgage loans secured by middle market and transitional real estate in the U.S. We anticipate that using our capital for possible formation costs and co-investment in these funds will diversify our revenues and generate management fees, incentive fees and potential carried interest.
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
Our revolving credit facility is secured by substantially all of our assets and provides us with enhanced financial flexibility as we continue to invest in our private capital business and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to ongoing minimum performance, our satisfying certain financial covenants and other credit facility conditions. As of March 31, 2026 and May 1, 2026, we had $0 and $25,000 outstanding, respectively.
Cash Flows
The $21,575 increase in net cash flows provided by operating activities for the six months ended March 31, 2026 compared to the prior period reflects the impact of incentive fees paid by DHC and ILPT in the current period, which amounted to $23,584 in the aggregate. The $43,277 increase in net cash flows provided by investing activities for the six months ended March 31, 2026 compared to the prior period was due to proceeds from the sale of our loan investments in the current period, partially offset by our additional investment in SEVN shares. The $42,632 increase in net cash flows used in financing activities for the six months ended March 31, 2026 compared to the prior period was due to repayment of our secured financing facility in connection with the sale of our loan investments noted above.
As of March 31, 2026, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In April 2026, SVC completed a public offering of its common shares of beneficial interest at a price of $1.20 per share and raised gross proceeds of approximately $575,000, excluding underwriting discounts and expenses. We participated in the public offering by purchasing 41,666,666 common shares for $50,000 using cash on hand and borrowings under our revolving credit facility. For further information regarding this transaction, see Note 3, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 3, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of March 31, 2026, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $18,478, of which we expect to pay $2,552 to ABP Trust during the fourth quarter of fiscal year 2026.
Related Person Transactions
We have relationships and historical and continuing transactions with Adam Portnoy, the Chair of our Board and one of our Managing Directors, as well as our clients and certain employees. For further information about these and other such relationships and related person transactions, please see Note 3, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2025 Annual Report, our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in our 2025 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates that impact the condensed consolidated financial statements include the revenue recognized during the reporting periods, the estimation of fair values of certain assets and liabilities and purchase price allocations..
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
Floating Rate Debt
As of March 31, 2026, our outstanding floating rate debt consisted of the following:

	Principal Balance	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Raleigh, NC mortgage loan	$40,550	5.50%	$2,230	2028	Monthly
Orlando, FL mortgage loan	52,707	5.55%	2,925	2028	Monthly
	$93,257		$5,155
(1)    The annual interest rate is the rate stated in the applicable contract, as adjusted by the related interest rate cap.
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

In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on the annual interest expense of our floating rate mortgage notes as of March 31, 2026:

	Impact of an Increase in Interest Rates
	Weighted Average Interest Rate	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (1)
At March 31, 2026	5.53%	$93,257	$5,155	$0.09
One percentage point increase (2)	5.53%	$93,257	$5,155	$0.09
(1)    Based on the diluted weighted average common shares outstanding and income tax rate for the three months ended March 31, 2026 and includes the impact of noncontrolling interests.
(2)    A one percentage point increase in interest rates would not have an impact on annual interest expense for our floating rate mortgage loans because current interest rates exceed the strike rates of our interest rate caps. However, a one percentage point increase in the weighted average interest rate of our floating rate debt at March 31, 2026 would result in a weighted average interest rate of 6.53%, total floating rate interest expense per year of $6,088 and a decrease in annual earnings per share of $0.11.
The foregoing table shows the impact of an immediate one percentage point change in floating interest rates, including the impact of our interest rate caps. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of any floating rate debt we may incur and the impact, if any, of interest rate caps we may purchase. Generally, if interest rates were to change gradually over time, the impact would be spread over time. As of March 31, 2026, neither of our floating rate mortgage notes had an active interest rate floor.
We also maintain our revolving credit facility which has a total borrowing capacity of $100,000. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. As of March 31, 2026 and May 1, 2026, we had $0 and $25,000 outstanding, respectively.
Fixed Rate Debt
As of March 31, 2026, our outstanding fixed rate debt consisted of one mortgage note with a principal balance of $46,500 with a 5.34% fixed interest rate. This mortgage note requires monthly payments of interest only until maturity in July 2029. Because interest is to be paid at a fixed rate, changes in market interest rates during the term of this mortgage note will not affect our interest obligation. If this mortgage note is refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $465.
Changes in market interest rates would affect the fair value of our mortgage note. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2026 and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $1,442.
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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “opportunity”, “may”, “positioned”, “potential” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our business strategy; economic and industry conditions, including as a result of changing tariffs or trade policies and the related uncertainty thereof; the impact and opportunities for our and our clients’ businesses from business cycles in the U.S. real estate industry as well as economic and industry conditions, including interest rates; our belief that it is possible to grow real estate based businesses in selected property types or geographic areas despite national trends; our liquidity, including its sufficiency to pursue a range of capital allocation strategies and fund our operations and enhance our technology infrastructure and limit risk exposure; our future profitability; anticipated financial results, future prospects and estimated valuations and share prices; and our sustainability practices.
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
•Risks related to acquisitions, dispositions and other activities by us or among our clients,
•Allegations, even if untrue, of any conflicts of interest arising from our management activities,
•Our ability to retain the services of our managing directors and other key personnel,
•Our and our clients’ risks associated with our and our clients’ costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies, and
•Other matters, including other risks that are described in our filings with the SEC.
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
The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2026:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
January 1 - January 31, 2026	—	$—	N/A	N/A
February 1 - February 28, 2026	—	$—	N/A	N/A
March 1 - March 31, 2026	2,935	$15.56	N/A	N/A
Total	2,935	$15.56	N/A	N/A
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

10.1
Letter Agreement, dated as of January 7, 2026, by and among The RMR Group LLC, Sonesta International Hotels Corporation and John G. Murray (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 4, 2026.)(+)

10.2
Second Amendment to the Second Amended and Restated Business Management Agreement, effective as of January 1, 2026, by and between Service Properties Trust and The RMR Group LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 4, 2026.)

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
Matthew C. Brown
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Date: May 6, 2026