Form 10-Q
period 2026-06-30
RMR GROUP INC.
filed 2026-08-05
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2026, there were 16,080,226 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share outstanding.

THE RMR GROUP INC.

FORM 10-Q

June 30, 2026

PART I. Financial Information
Item 1. Financial Statements
The RMR Group Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	June 30,	September 30,
	2026	2025
Assets
Cash and cash equivalents held by The RMR Group Inc.	$15,386	$19,478
Cash and cash equivalents held by The RMR Group LLC	42,817	42,819
Due from related parties	79,880	79,703
Prepaid and other current assets	15,216	13,731
Loans held for investment, net of allowance for credit losses of $0 and $63, respectively	—	36,963
Total current assets	153,299	192,694
Loans held for investment, net of allowance for credit losses of $0 and $526, respectively	—	24,021
Property and equipment, net of accumulated depreciation of $15,276 and $7,980, respectively	225,762	228,655
Due from related parties, net of current portion	11,370	10,374
Investments	136,200	31,900
Goodwill	71,761	71,761
Intangible assets, net of accumulated amortization of $12,171 and $9,074, respectively	20,329	26,136
Operating lease right of use assets	19,097	22,876
Deferred tax asset	13,901	13,181
Other assets, net of accumulated amortization of $71,786 and $97,156, respectively	61,857	96,647
Total assets	$713,576	$718,245

Liabilities and Equity
Reimbursable accounts payable and accrued expenses	$48,889	$43,553
Accounts payable and accrued expenses	55,438	38,701
Current portion of Earnout liability	—	3,639
Operating lease liabilities	5,528	5,603
Current portion of secured financing facility, net	—	26,326
Total current liabilities	109,855	117,822
Operating lease liabilities, net of current portion	14,056	17,682
Amounts due pursuant to tax receivable agreement, net of current portion	15,926	15,926
Employer compensation liability, net of current portion	11,370	10,374
Secured financing facility, net of current portion	—	18,260
Secured revolving credit facility	25,000	—
Mortgage notes payable, net	138,807	136,168
Total liabilities	315,014	316,232

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 32,500,000 shares authorized; 16,092,402 and 16,063,495 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	124,449	121,706
Retained earnings	470,216	453,822
Cumulative other comprehensive income (loss)	377	(62)
Cumulative common distributions	(370,888)	(347,842)
Total shareholders’ equity	224,186	227,656
Noncontrolling interest in The RMR Group LLC	173,275	172,253
Noncontrolling interest in other consolidated entities	1,101	2,104
Total noncontrolling interests	174,376	174,357
Total equity	398,562	402,013
Total liabilities and equity	$713,576	$718,245
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Management services	$44,093	$42,724	$126,685	$133,289
Incentive fees	90	229	23,715	316
Advisory services	1,343	1,115	3,869	3,360
Total management, incentive and advisory services revenues	45,526	44,068	154,269	136,965
Income from loan investments, net	—	677	411	1,869
Rental property revenues	5,192	2,033	15,432	5,080
Reimbursable compensation and benefits	16,642	18,337	50,653	60,738
Reimbursable equity based compensation	5,152	1,636	8,889	2,338
Other reimbursable expenses	81,002	87,977	249,913	333,882
Total reimbursable costs	102,796	107,950	309,455	396,958
Total revenues	153,514	154,728	479,567	540,872
Expenses:
Compensation and benefits	39,607	38,603	114,745	123,216
Equity based compensation	5,639	2,090	10,619	3,822
Separation costs	1,720	1,880	4,392	5,335
Total compensation and benefits expense	46,966	42,573	129,756	132,373
General and administrative	10,668	9,631	31,364	32,161
Other reimbursable expenses	81,002	87,977	249,913	333,882
Rental property expenses	1,725	748	5,435	1,569
Transaction and acquisition related (recoveries) costs	(1,054)	820	631	2,156
Loss on impairment of other assets	19,066	—	19,066	—
Depreciation and amortization	4,413	3,006	13,548	7,810
Total expenses	162,786	144,755	449,713	509,951
Operating (loss) income	(9,272)	9,973	29,854	30,921
Interest income	416	1,182	1,467	4,115
Interest expense	(3,205)	(1,062)	(8,463)	(2,632)
Change in fair value of Earnout liability	—	1,170	3,639	5,850
Gain (loss) on investments	21,348	(215)	17,389	(1,995)
Loss on extinguishment of debt	—	—	(452)	—
Gain on sale of real estate	—	—	—	445
Income before income tax expense	9,287	11,048	43,434	36,704
Income tax expense	(1,899)	(1,753)	(7,149)	(5,607)
Net income	7,388	9,295	36,285	31,097
Net income attributable to noncontrolling interest in The RMR Group LLC	(4,545)	(5,200)	(21,033)	(17,259)
Net loss attributable to other noncontrolling interests	354	91	1,142	344
Net income attributable to The RMR Group Inc.	$3,197	$4,186	$16,394	$14,182

Other comprehensive income:
Unrealized gain on derivatives, net of tax expense of $251, $0, $251 and $0, respectively	288	—	825	—
Less: unrealized gain on derivatives attributable to noncontrolling interest in The RMR Group LLC, net of tax expense of $117, $0, $117 and $0, respectively	(135)	—	(386)	—
Other comprehensive income attributable to The RMR Group Inc., net of tax expense of $134, $0, $134 and $0, respectively	153	—	439	—
Comprehensive income attributable to The RMR Group Inc.	$3,350	$4,186	$16,833	$14,182

Weighted average common shares outstanding - basic	16,791	16,660	16,762	16,630
Weighted average common shares outstanding - diluted	16,791	16,660	16,762	31,633

Net income attributable to The RMR Group Inc. per common share - basic	$0.18	$0.25	$0.95	$0.83
Net income attributable to The RMR Group Inc. per common share - diluted	$0.18	$0.25	$0.95	$0.82
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

									Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Other Consolidated Entities	Total Equity
Balance at September 30, 2025	$16	$1	$15	$121,706	$453,822	$(62)	$(347,842)	$227,656	$172,253	$2,104	$402,013
Share awards, net	—	—	—	614	—	—	—	614	—	—	614
Net income	—	—	—	—	12,190	—	—	12,190	15,034	(386)	26,838
Tax distributions to member	—	—	—	—	—	—	—	—	(1,999)	—	(1,999)
Common share distributions	—	—	—	—	—	—	(7,678)	(7,678)	(4,800)	—	(12,478)
Other comprehensive loss	—	—	—	—	—	(80)	—	(80)	(71)	—	(151)
Balance at December 31, 2025	16	1	15	122,320	466,012	(142)	(355,520)	232,702	180,417	1,718	414,837
Share awards, net	—	—	—	1,201	—	—	—	1,201	—	—	1,201
Net income	—	—	—	—	1,007	—	—	1,007	1,454	(402)	2,059
Tax distributions to member	—	—	—	—	—	—	—	—	(1,999)	—	(1,999)
Common share distributions	—	—	—	—	—	—	(7,676)	(7,676)	(4,800)	—	(12,476)
Capital contributions	—	—	—	—	—	—	—	—	—	139	139
Other comprehensive income	—	—	—	—	—	366	—	366	322	—	688
Balance at March 31, 2026	16	1	15	123,521	467,019	224	(363,196)	227,600	175,394	1,455	404,449
Share awards, net	—	—	—	928	—	—	—	928	—	—	928
Net income	—	—	—	—	3,197	—	—	3,197	4,545	(354)	7,388
Tax distributions to member	—	—	—	—	—	—	—	—	(1,999)	—	(1,999)
Common share distributions	—	—	—	—	—	—	(7,692)	(7,692)	(4,800)	—	(12,492)
Other comprehensive income	—	—	—	—	—	153	—	153	135	—	288
Balance at June 30, 2026	$16	$1	$15	$124,449	$470,216	$377	$(370,888)	$224,186	$173,275	$1,101	$398,562

The RMR Group Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
(unaudited)

									Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid in Capital	Retained Earnings	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Other Consolidated Entities	Total Equity
Balance at September 30, 2024	$16	$1	$15	$118,811	$436,226	$—	$(317,495)	$237,574	$181,439	$404	$419,417
Share awards, net	—	—	—	550	—	—	—	550	—	—	550
Net income	—	—	—	—	6,380	—	—	6,380	7,722	6	14,108
Tax distributions to member	—	—	—	—	—	—	—	—	(2,886)	—	(2,886)
Common share distributions	—	—	—	—	—	—	(7,581)	(7,581)	(4,800)	—	(12,381)
Consolidation of investments	—	—	—	—	—	—	—	—	—	2,936	2,936
Balance at December 31, 2024	16	1	15	119,361	442,606	—	(325,076)	236,923	181,475	3,346	421,744
Share awards, net	—	—	—	1,328	—	—	—	1,328	—	—	1,328
Net income	—	—	—	—	3,616	—	—	3,616	4,337	(259)	7,694
Tax distributions to member	—	—	—	—	—	—	—	—	(3,052)	—	(3,052)
Common share distributions	—	—	—	—	—	—	(7,580)	(7,580)	(4,800)	—	(12,380)
Member distributions upon sale of 260 Woodstock	—	—	—	—	—	—	—	—	—	(409)	(409)
Balance at March 31, 2025	16	1	15	120,689	446,222	—	(332,656)	234,287	177,960	2,678	414,925
Share awards, net	—	—	—	459	—	—	—	459	—	—	459
Net income	—	—	—	—	4,186	—	—	4,186	5,200	(91)	9,295
Tax distributions to member	—	—	—	—	—	—	—	—	(2,951)	—	(2,951)
Common share distributions	—	—	—	—	—	—	(7,595)	(7,595)	(4,800)	—	(12,395)
Balance at June 30, 2025	$16	$1	$15	$121,148	$450,408	$—	$(340,251)	$231,337	$175,409	$2,587	$409,333
See accompanying notes.

The RMR Group Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$36,285	$31,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,548	7,810
Amortization expense related to other assets	6,946	7,062
(Reversal of) provision for deferred income taxes	(720)	1,526
Loss on impairment of other assets	19,066	—
Gain on sale of real estate	—	(445)
Change in fair value of Earnout liability	(3,639)	(5,850)
Operating expenses paid in The RMR Group Inc. common shares	2,851	2,500
Distributions from investments	3,458	1,793
(Gain) loss on investments	(17,389)	1,995
Other, net	563	(371)
Changes in assets and liabilities:
Due from related parties	(4,299)	45,570
Prepaid and other current assets	(949)	(5,957)
Reimbursable accounts payable and accrued expenses	5,336	(43,766)
Accounts payable and accrued expenses	21,880	17,154
Net cash provided by operating activities	82,937	60,118

Cash Flows from Investing Activities:
Rental property acquisitions	—	(21,509)
Proceeds from sale of loan investments	61,733	—
Additional funding of loan investments	—	(7,430)
Purchase of property and equipment	(4,836)	(2,574)
Investment in residential fund	(990)	(768)
Investment in joint ventures	(6,425)	(11,134)
Investment in Service Properties Trust	(50,000)	—
Investment in Seven Hills Realty Trust	(24,824)	—
Proceeds from sale of property	—	4,198
Net cash used in investing activities	(25,342)	(39,217)

Cash Flows from Financing Activities:
Proceeds from secured financing facility	—	5,573
Repayments of secured financing facility	(45,070)	—
Borrowings on revolving credit facility	50,000	—
Repayments of revolving credit facility	(25,000)	—
Proceeds from mortgage notes payable	1,793	—
Payment of deferred financing fees	—	(172)
Distributions to noncontrolling interests	(20,397)	(23,289)
Distributions to common shareholders	(23,046)	(22,756)
Capital contributions from noncontrolling interests	139	—
Member distributions upon sale of 260 Woodstock	—	(409)
Repurchase of common shares	(108)	(163)
Net cash used in financing activities	(61,689)	(41,216)

Decrease in cash and cash equivalents	(4,094)	(20,315)
Cash and cash equivalents at beginning of period	62,297	141,599
Cash and cash equivalents at end of period	$58,203	$121,284

Supplemental Disclosures:
Income taxes paid	$4,034	$4,240
Interest paid	$7,123	$4,488

Non-cash investing and financing activities:
Recognition of right of use assets and related lease liabilities	$567	$1,352
Property and equipment accrued, not paid	$30	$160
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
As of June 30, 2026, RMR Inc. owned 16,092,402 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 53.3% of the economic interest of RMR LLC as of June 30, 2026. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 46.7% of the economic interest of RMR LLC as of June 30, 2026, which is presented as noncontrolling interest in The RMR Group LLC within the condensed consolidated financial statements. Adam Portnoy, Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities.
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
RMR LLC provides management services to Sonesta International Hotels Corporation, or Sonesta, a privately owned franchisor and operator of hotels, resorts and cruise ships in the United States, Canada, Latin America, the Caribbean and the Middle East, and the majority of the U.S. hotels that Sonesta operates are owned by SVC.
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
The Managed Equity REITs and SEVN have no employees. RMR LLC provides or arranges for all the personnel, overhead and services required for the operation of the Managed Equity REITs pursuant to management agreements with them. All of the officers of the Managed Equity REITs are officers or employees of RMR LLC. All the officers, overhead and required office space of SEVN are provided or arranged by Tremont. All of SEVN’s officers are officers or employees of Tremont or RMR LLC. One of the executive officers of AlerisLife is also one of the executive officers of Sonesta and is an officer and employee of RMR LLC. Certain of our executive officers are also managing trustees of the Managed Equity REITs and SEVN.
Additional information about our related person transactions appears in Note 11, Shareholders’ Equity, and in our 2025 Annual Report.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Revenues from Related Parties
For the three months ended June 30, 2026 and 2025, we recognized revenues from related parties as set forth in the following table:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Total			Total
	Management,			Management,
	Incentive			Incentive
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$6,342	$22,191	$28,533	$5,292	$21,453	$26,745
ILPT	9,598	9,878	19,476	9,135	10,727	19,862
OPI	6,110	29,395	35,505	5,781	38,762	44,543
SVC	9,967	15,484	25,451	9,621	18,900	28,521
Total Managed Equity REITs	32,017	76,948	108,965	29,829	89,842	119,671
SEVN	1,451	1,391	2,842	1,360	1,264	2,624
	33,468	78,339	111,807	31,189	91,106	122,295
Private Capital:
Sonesta	2,202	—	2,202	2,628	—	2,628
RMR Residential	4,435	4,883	9,318	3,454	5,110	8,564
Other private entities	5,421	19,574	24,995	6,797	11,734	18,531
	12,058	24,457	36,515	12,879	16,844	29,723
Total revenues from related parties	45,526	102,796	148,322	44,068	107,950	152,018
Income from loan investments, net	—	—	—	—	—	677
Rental property revenues	—	—	5,192	—	—	2,033
Total revenues from unrelated parties	—	—	5,192	—	—	2,710
Total revenues	$45,526	$102,796	$153,514	$44,068	$107,950	$154,728

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
For the nine months ended June 30, 2026 and 2025, we recognized revenues from related parties as set forth in the following table:

	Nine Months Ended June 30, 2026			Nine Months Ended June 30, 2025
	Total			Total
	Management,			Management,
	Incentive			Incentive
	and Advisory	Total		and Advisory	Total
	Services	Reimbursable	Total	Services	Reimbursable	Total
	Revenues	Costs	Revenues	Revenues	Costs	Revenues
Perpetual Capital:
DHC	$35,889	$64,954	$100,843	$17,318	$86,747	$104,065
ILPT	33,948	28,507	62,455	27,503	29,349	56,852
OPI	17,380	97,620	115,000	18,188	120,061	138,249
SVC	29,110	46,707	75,817	29,532	92,846	122,378
Total Managed Equity REITs	116,327	237,788	354,115	92,541	329,003	421,544
SEVN	4,062	3,842	7,904	3,734	4,063	7,797
	120,389	241,630	362,019	96,275	333,066	429,341
Private Capital:
Sonesta	5,790	—	5,790	6,873	—	6,873
RMR Residential	11,365	14,514	25,879	13,878	18,499	32,377
Other private entities	16,725	53,311	70,036	19,939	45,393	65,332
	33,880	67,825	101,705	40,690	63,892	104,582
Total revenues from related parties	154,269	309,455	463,724	136,965	396,958	533,923
Income from loan investments, net	—	—	411	—	—	1,869
Rental property revenues	—	—	15,432	—	—	5,080
Total revenues from unrelated parties	—	—	15,843	—	—	6,949
Total revenues	$154,269	$309,455	$479,567	$136,965	$396,958	$540,872

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Amounts Due from Related Parties

The following table presents amounts due from related parties as of the dates indicated:

	June 30, 2026			September 30, 2025
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$4,939	$12,493	$17,432	$4,806	$13,780	$18,586
ILPT	4,468	11,448	15,916	4,011	8,922	12,933
OPI	4,784	17,257	22,041	4,031	15,819	19,850
SVC	5,302	6,972	12,274	6,831	9,943	16,774
Total Managed Equity REITs	19,493	48,170	67,663	19,679	48,464	68,143
SEVN	1,431	1,674	3,105	1,513	3,272	4,785
	20,924	49,844	70,768	21,192	51,736	72,928
Private Capital:
RMR Residential	6,756	—	6,756	6,117	—	6,117
Sonesta	19	—	19	51	—	51
Other private entities	1,796	11,911	13,707	3,365	7,616	10,981
	8,571	11,911	20,482	9,533	7,616	17,149
	$29,495	$61,755	$91,250	$30,725	$59,352	$90,077
Leases
As of June 30, 2026, RMR LLC leased office space for use as our headquarters and local offices from ABP Trust and certain of our Managed Equity REITs. We incurred rental expense under related party leases aggregating $1,608 and $1,519 for the three months ended June 30, 2026 and 2025, respectively, and $4,333 and $4,251 for the nine months ended June 30, 2026 and 2025, respectively.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. As of June 30, 2026, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $18,478, including $2,552 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2026.
Pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units based on each membership unit holder’s respective ownership percentage at the time of distribution as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Tax distributions to RMR Inc.	$2,267	$3,273	$6,802	$10,014
Tax distributions to ABP Trust	1,999	2,951	5,997	8,889
	$4,266	$6,224	$12,799	$18,903
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
For the three months ended June 30, 2026 and 2025, we recognized separation costs for certain officers and employees of $1,720 and $1,880, respectively, including cash separation costs of $1,252 and $1,741, respectively, and equity based separation costs of $468 and $139, respectively. For the nine months ended June 30, 2026 and 2025, we recognized separation costs for certain officers and employees of $4,392 and $5,335, respectively, including cash separation costs of $3,871 and $4,919, respectively, and equity based separation costs of $521 and $416, respectively.
Purchase of SVC Common Shares
In connection with an underwritten public offering of SVC common shares of beneficial interest, $.01 par value per share, or SVC common shares, by SVC, we, through RMR LLC, purchased, in April 2026, 41,666,666 SVC common shares from the underwriters at a price equal to the public offering price of $1.20 per share, for an aggregate purchase price of approximately $50,000. As of June 30, 2026, RMR LLC beneficially owned approximately 6.4% of the outstanding SVC common shares and Adam Portnoy, including through ABP Trust, beneficially owned approximately 6.8% of the outstanding SVC common shares.
OPI Management Agreements
In connection with OPI’s emergence from chapter 11 bankruptcy protection on June 17, 2026, or the Effective Date, we entered into an amended and restated business management agreement and an amended and restated property management agreement with OPI, each with initial terms of five years. Under the amended and restated business management agreement, we are entitled to an annual fee of $14.0 million during the first two years. In connection with the emergence, we received 439,072 OPI common shares of beneficial interest, $.01 par value per share, or the OPI common shares, equal to 2.0% of outstanding OPI common shares. We may also receive an additional 8.0% of outstanding OPI common shares upon the satisfaction of certain financial and performance metrics as determined by OPI’s board of trustees. Under the amended and restated property management agreement, we are entitled to a property management fee equal to 3.0% of gross rents and a construction supervision fee equal to 5.0% of construction costs, consistent with the prior property management agreement. Each management agreement is terminable without payment of a termination fee after the first two years. Pursuant to a restructuring support agreement entered into with OPI in October 2025, we recognized expense reimbursements of $950 in transaction and acquisition related (recoveries) costs in our condensed consolidated statements of comprehensive income during the three and nine months ended June 30, 2026.
On June 5, 2015, in connection with the formation of RMR Inc., OPI (then Government Properties Income Trust, or GOV, and Select Income REIT, or SIR) contributed cash and shares with a value of $53,415. The consideration received from GOV and SIR for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares in the amount of $60,162, which we recognized in other assets. The other asset was being amortized against revenue recognized related to the management agreements with OPI using the straight line method over the initial 20-year term of the management agreements until June 17, 2026, the date on which the amended and restated management agreements with OPI became effective. As a result, we wrote off the unamortized portion of other assets attributable to the prior management agreements with OPI and recognized a loss on impairment of other assets of $19,066, which is the amount in excess of the $8,778 in fair value of OPI common shares received on the Effective Date, for the three and nine months ended June 30, 2026.
Note 4. Revenue Recognition
Revenues from services we provide are recognized as earned over time as the services provided represent performance obligations that are satisfied over time. Substantially all revenues are earned from related parties.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Management Agreements
We are party to a business management and a property management agreement with each Managed Equity REIT. We also may earn annual incentive business management fees from the Managed Equity REITs under the business management agreements, with the exception of OPI. We earn management fees from the Private Capital clients pursuant to management agreements with ABP Trust regarding AlerisLife and Sonesta and from certain other Private Capital clients, as prescribed in the applicable management agreements. Tremont is primarily compensated pursuant to its management agreement with SEVN and may also earn an incentive fee under that agreement.
The following table summarizes the fees we earned pursuant to our management agreements with the Managed Equity REITs and SEVN:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Base business management revenues	$20,802	$19,476	$60,125	$59,453
Property management revenues	10,091	9,211	29,163	27,527
Construction supervision revenues	1,142	1,158	3,517	5,619
Incentive business management revenues	90	229	23,715	316
Advisory services revenues	1,343	1,115	3,869	3,360
	$33,468	$31,189	$120,389	$96,275
Amendment to Business Management Agreement with SVC — Effective in January 2026, RMR LLC and SVC amended their business management agreement to replace the benchmark index used in the calculation of incentive business management fees. Pursuant to this amendment, for periods beginning on or after January 1, 2026, the MSCI U.S. REIT Diversified Index will be used to calculate benchmark returns per share for purposes of determining any incentive business management fee payable by SVC to RMR LLC, and for periods ending prior to January 1, 2026, the MSCI U.S. REIT/Hotel & Resort REIT Index will continue to be used.
Amendment to Management Agreements with OPI — In June 2026, we entered into an amended and restated business management agreement and an amended and restated property management agreement with OPI. For further information regarding our amended and restated management agreements with OPI and associated fees, see Note 3, Related Person Transactions.
The following table summarizes the fees we earned pursuant to our management agreements with the Private Capital clients:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Base business management revenues	$5,264	$7,216	$15,367	$20,602
Property management revenues	6,134	5,198	16,627	18,460
Construction supervision revenues	660	465	1,886	1,628
	$12,058	$12,879	$33,880	$40,690
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
Acquisition fee revenues are recognized in management services in our condensed consolidated statements of comprehensive income. We recognized $579 for the three and nine months ended June 30, 2026 and $664 for the three and nine months ended June 30, 2025.
We did not recognize any carried interest revenues for the three or nine months ended June 30, 2026 and 2025.
Note 5. Loans Held for Investment, Net
In July 2024, we originated two floating rate mortgage loans secured by properties in Revere, MA and Wayne, PA. In November 2025, we sold these loans to SEVN for $61,733, excluding closing costs, and used $45,070 to settle our outstanding obligations under our secured financing facility. For further information regarding the secured financing facility, see Note 6, Indebtedness. For further information regarding our investment loans as of the period ended September 30, 2025, see Note 5, Loans Held for Investment, Net, to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. There were no loans outstanding at June 30, 2026.
Note 6. Indebtedness
Mortgage Notes Payable, Net
As of June 30, 2026, three of our residential properties were encumbered by mortgage notes with an aggregate principal amount of $141,493. These mortgage loans require monthly payments of interest only until maturity. Deferred financing fees incurred in connection with these mortgage financings are amortized over the term of the respective mortgage agreement and are recognized as a component of interest expense in our condensed consolidated statements of comprehensive income. For further information regarding the interest rate caps on certain of our mortgage notes, see Note 7, Derivatives and Hedging Activities, and Note 10, Fair Value of Financial Instruments.
Senior Secured Revolving Credit Facility
We maintain a $100,000 senior secured revolving credit facility, or our revolving credit facility, governed by a credit agreement, or our credit agreement. Our revolving credit facility is secured by certain of our assets and existing management agreements and provides us with enhanced financial flexibility as we continue to invest in our private capital initiatives and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of the Secured Overnight Financing Rate, or SOFR, plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to our satisfying certain financial covenants and other credit facility conditions. As of June 30, 2026 and July 31, 2026, we had $25,000 outstanding on our revolving credit facility.
Secured Financing Facility, Net
In September 2024, we, through our Tremont managed vehicle, entered into a master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement, for a facility with an aggregate maximum capacity of $200,000, pursuant to which we could sell to UBS, and later repurchase, commercial mortgage loans. In November 2025, we settled our outstanding obligations under our secured financing facility of $45,070, excluding accrued interest. We terminated our secured financing facility and recognized a loss on extinguishment of debt of $452 during the nine months ended June 30, 2026. For further information regarding our secured financing facility as of the period ended September 30, 2025, see Note 6, Indebtedness, to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

				Fair Value at
Underlying Instrument	Maturity Date	Strike Rate	Notional Amount	June 30, 2026	September 30, 2025
Raleigh, NC mortgage loan	8/15/2028	3.00%	$47,870	$1,015	$760
Orlando, FL mortgage loan	10/1/2028	3.00%	$59,984	1,341	998
				$2,356	$1,758
Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract for an upfront premium. For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recognized in cumulative other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Gains and losses on the derivative representing the hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in cumulative other comprehensive income related to derivatives will be reclassified to interest expense as payments are made on our applicable debt. Over the next 12 months, we estimate that an additional $365 will be reclassified from other comprehensive income as a decrease to interest expense.
The following table summarizes the activity related to our cash flow hedges within cumulative other comprehensive income for the three and nine months ended June 30, 2026. There was no activity related to our cash flow hedges within other comprehensive income for the three and nine months ended June 30, 2025 as these mortgages were entered into in the fourth fiscal quarter of 2025:

	Three Months Ended June 30, 2026	Nine Months Ended June 30, 2026
Amount of gain recognized on derivatives in other comprehensive income	$556	$1,232
Amount of gain reclassified from cumulative other comprehensive income (loss) into interest expense	$17	$156
Total amount of interest expense presented in the consolidated statements of comprehensive income	$(3,205)	$(8,463)
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

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
As of June 30, 2026, Tremont owned 4,577,835, or approximately 20.2%, of SEVN’s outstanding common shares. We account for our investment in SEVN as an equity method investment because we are deemed to exert significant influence, but not control, over SEVN’s most significant activities. We elected the fair value option to account for our investment in SEVN and determined fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of June 30, 2026 and September 30, 2025, based on quoted market prices, was $38,591 and $17,610, respectively. The unrealized gain (loss) in our condensed consolidated statements of comprehensive income related to our investment in SEVN was $2,243 and $(120) for the three months ended June 30, 2026 and 2025, respectively, and $(801) and $(1,110) for the nine months ended June 30, 2026 and 2025, respectively. We received distributions from SEVN of $1,282 and $597 for the three months ended June 30, 2026 and 2025 and $3,042 and $1,793 for the nine months ended June 30, 2026 and 2025.
Service Properties Trust
In connection with an underwritten public offering of SVC common shares of beneficial interest, $.01 par value per share, or SVC common shares, by SVC pursuant to an underwriting agreement, we, through RMR LLC, purchased, on April 2, 2026, 41,666,666 SVC common shares from the underwriters at a price equal to the public offering price of $1.20 per share, for an aggregate purchase price of approximately $50,000.
As of June 30, 2026, we owned 41,666,666, or approximately 6.4%, of SVC’s outstanding common shares. We account for our investment in SVC as an equity method investment because we are deemed to exert significant influence, but not control, over SVC’s most significant activities. We elected the fair value option to account for our investment in SVC and determined fair value using the closing price of SVC’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SVC as of June 30, 2026, based on quoted market prices, was $70,417. The unrealized gain in our condensed consolidated statements of comprehensive income related to our investment in SVC was $20,833 for the three and nine months ended June 30, 2026. We received distributions from SVC of $416 for the three and nine months ended June 30, 2026.
Office Properties Income Trust
In connection with OPI’s emergence from chapter 11 bankruptcy protection on June 17, 2026, we received 439,072 OPI common shares of beneficial interest, $.01 par value per share, equal to 2.0% of outstanding OPI common shares.
We account for our investment in OPI as an equity method investment because we are deemed to exert significant influence, but not control, over OPI’s most significant activities. We elected the fair value option to account for our investment in OPI and determined fair value using the closing price of OPI’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in OPI as of June 30, 2026, based on quoted market prices, was $7,464. The unrealized loss in our condensed consolidated statements of comprehensive income related to our investment in OPI was $1,317 for the three and nine months ended June 30, 2026. We did not receive distributions from OPI for the three and nine months ended June 30, 2026.
Carroll MF VII, LLC and Carroll Multifamily Venture VII, LP
As of June 30, 2026, we owned a 14.3% investment in Carroll MF VII, LLC, or MF VII, a co-investment vehicle managed by RMR Residential. We consolidated the financial position and results of operations for MF VII for the three and nine months ended June 30, 2026 and 2025 because we are deemed to exert control over MF VII’s most significant activities. In March 2026, we funded a capital call of $851 to MF VII and certain of our employees made capital contributions to MF VII of $139. These contributions fully offset an outstanding contributions receivable to MF VII of $714.
As of June 30, 2026 and September 30, 2025, MF VII owned a $2,106 and $3,156, respectively, investment in Carroll Multifamily Venture VII, LP, or Fund VII. MF VII accounts for its investment in Fund VII as an equity method investment because it is deemed to exert significant influence, but not control, over Fund VII’s most significant activities. MF VII elected the fair value option to account for its investment in Fund VII and determines fair value using unobservable Level 3 inputs. The unrealized loss in our condensed consolidated statements of comprehensive income related to MF VII’s investment in Fund VII was $411 and $95 for the three months ended June 30, 2026 and 2025, respectively, and $1,326 and $885 for the nine months ended June 30, 2026 and 2025, respectively.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Joint Ventures
We own equity interests in two joint ventures: (i) a 225-unit residential community in Pompano Beach, FL, or the Pompano JV, and (ii) a 400-unit residential community in Sunrise, FL, or the Sunrise JV, which were acquired for an aggregate purchase price of $190,100. As general partner of both joint ventures, we made aggregate equity contributions of $11,151 with institutional investors funding the remaining equity. We are entitled to construction supervision and property management fees pursuant to management agreements with these joint ventures and are also entitled to a carried interest if we meet certain investment returns. We account for our investments in the Pompano JV and Sunrise JV as equity method investments because we are deemed to exert significant influence, but not control, over these joint ventures’ most significant activities. We elected the fair value option to account for our investments and determined their fair values using unobservable Level 3 inputs.
On April 21, 2026, we closed a joint venture acquisition of a 406-unit residential portfolio in Greenwich, CT, or the Greenwich JV, for a purchase price of approximately $350,000. As a co-general partner, we acquired a 5% interest, or an equity contribution of $6,425, with an institutional investor and a co-general partner funding the remaining equity. In conjunction with this transaction, we recognized an acquisition fee of $579 and are entitled to ongoing asset management, property management and construction supervision fees. We are also entitled to a carried interest if we meet certain investment returns. We account for our investment in the Greenwich JV as an equity method investment because we are deemed to exert significant influence, but not control, over the joint venture’s most significant activities. We elected the fair value option to account for our investment and determined its fair value using unobservable Level 3 inputs.
There was no change in the fair value of our investments in the Pompano JV, Sunrise JV or Greenwich JV for the three and nine months ended June 30, 2026 and 2025.
For further information regarding the fair value of these investments and the inputs used, see Note 10, Fair Value of Financial Instruments. For further information regarding our investments in SVC and OPI, see Note 3, Related Person Transactions.
Note 9. Income Taxes
We are the sole managing member of RMR LLC. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its tax consolidated subsidiaries. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. During the three and nine months ended June 30, 2026 and 2025, all of our income before taxes was derived solely from domestic operations.
For the three months ended June 30, 2026 and 2025, we recognized estimated income tax expense of $1,899 and $1,753, respectively, which includes $1,392 and $1,268, respectively, of U.S. federal income tax and $507 and $485, respectively, of state income taxes. For the nine months ended June 30, 2026 and 2025, we recognized estimated income tax expense of $7,149 and $5,607, respectively, which includes $5,259 and $4,066, respectively, of U.S. federal income tax and $1,890 and $1,541, respectively, of state income taxes.
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Income taxes computed at the federal statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.5%	3.1%	3.0%	3.1%
Permanent items	2.5%	1.4%	1.3%	0.9%
Uncertain tax position reserve, net of federal benefit	2.9%	0.3%	0.8%	0.2%
Net income attributable to noncontrolling interest	(9.5)%	(9.9)%	(9.6)%	(9.9)%
Total	20.4%	15.9%	16.5%	15.3%

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
The components of the deferred tax assets as of June 30, 2026 and 2025 are entirely comprised of the outside basis difference in our partnership interest in RMR LLC.
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
We continue to be subject to federal, state, and local income tax audit examinations for open periods, which can lead to adjustments to our provision for income taxes, the resolution of which may be highly uncertain. We have accrued an uncertain tax position reserve related to an ongoing examination with a state jurisdiction for the fiscal years ending September 30, 2019 and thereafter, as well as certain other tax positions, the impact of which is not significant to our condensed consolidated financial statements. Our policy is to include interest expense related to unrecognized tax benefits within the provision for income taxes in our condensed consolidated statements of comprehensive income. While a portion of our unrecognized tax benefits may be resolved within the next twelve months, we do not reasonably expect the resolution of these matters to result in significant changes to our overall unrecognized tax benefits within the next twelve months.
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
As of June 30, 2026 and September 30, 2025, the fair values of certain of our financial instruments, which include cash and cash equivalents, amounts due from related parties, a revolving credit facility, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to their short term nature or floating interest rates.
We estimate the fair value of our fixed rate mortgage note payable, loans held for investment and, until its termination in November 2025, outstanding principal balances under our secured financing facility using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.
The table below provides information regarding these financial instruments not carried at fair value in our condensed consolidated balance sheets as of June 30, 2026 and September 30, 2025:

	As of June 30, 2026		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans held for investment (1)	$—	$—	$60,984	$61,989
Secured financing facility (1)	$—	$—	$44,586	$45,471
Mortgage notes payable (2)	$138,807	$139,119	$136,168	$137,076
(1)The investment loans and associated secured financing facility were sold/terminated in November 2025.
(2)Includes two floating rate mortgage notes with an aggregate carrying value of $93,169 that carry interest at a rate of SOFR plus a premium. The carrying values of these floating rate mortgage notes approximate their fair values.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices.
The following tables present our financial assets and liabilities that have been measured at fair value on a recurring basis:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Due from related parties related to equity based payment awards	$12,865	$12,865	$—	$—
Investment in SEVN	$38,591	$38,591	$—	$—
Investment in SVC	$70,417	$70,417	$—	$—
Investment in OPI	$7,464	$7,464	$—	$—
Investment in Fund VII	$2,106	$—	$—	$2,106
Investment in joint ventures	$17,622	$—	$—	$17,622
Employer compensation liability related to equity based payment awards	$12,865	$12,865	$—	$—
Interest rate caps	$2,356	$—	$2,356	$—

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Due from related parties related to equity based payment awards	$15,797	$15,797	$—	$—
Investment in SEVN	$17,610	$17,610	$—	$—
Investment in Fund VII	$3,156	$—	$—	$3,156
Investment in joint ventures	$11,134	$—	$—	$11,134
Employer compensation liability related to equity based payment awards	$15,797	$15,797	$—	$—
Interest rate caps	$1,758	$—	$1,758	$—
Earnout liability	$3,639	$—	$—	$3,639
The fair values of our interest rate caps are based on prevailing market prices in secondary markets for similar derivative contracts as of the measurement date.
The following tables present additional information about the valuation techniques and significant unobservable inputs for financial assets and liabilities that are measured at fair value and categorized within Level 3:

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range
Investment in Fund VII	$2,106	Discounted cash flow	Discount rates	6.50% - 7.00%
			Exit capitalization rates	5.00% - 5.50%
			Holding period	10 years
Investment in joint ventures	$17,622	Discounted cash flow	Exit capitalization rates	5.00% - 5.50%
			Holding period	3 - 5 years

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range
Investment in Fund VII	$3,156	Discounted cash flow	Discount rates	6.50% - 7.00%
			Exit capitalization rates	5.00% - 5.50%
			Holding period	10 years
Investment in joint ventures	$11,134	Discounted cash flow	Unlevered IRR	12.02% - 12.37%
			Exit capitalization rates	4.97% - 5.15%
			Holding period	3 years
Earnout liability	$3,639	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	5.84%

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
The tables below present a summary of the changes in fair value of our investment in Fund VII and Earnout liability measured on a recurring basis:

	Three Months Ended June 30,		Nine Months Ended June 30,
Fund VII	2026	2025	2026	2025
Beginning balance	$2,517	$3,813	$3,156	$—
Contributions, net of receivable	—	—	276	—
Changes in fair value for our investment in Fund VII	(411)	(95)	(1,326)	3,718
Ending balance	$2,106	$3,718	$2,106	$3,718

	Three Months Ended June 30,		Nine Months Ended June 30,
Earnout Liability	2026	2025	2026	2025
Beginning balance	$—	$7,278	$3,639	$11,958
Changes in fair value for our Earnout liability	—	(1,170)	(3,639)	(5,850)
Ending balance	$—	$6,108	$—	$6,108
Note 11. Shareholders’ Equity
On March 26, 2026, we awarded 6,426 of our Class A Common Shares, valued at $15.56 per share, the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our six Directors as part of his or her annual compensation for serving as a Director. For the nine months ended June 30, 2026, we recognized general and administrative expense of $600 for these awards.
Equity based compensation expense related to shares awarded to certain officers and employees was $487 and $454 for the three months ended June 30, 2026 and 2025, respectively, and $1,730 and $1,484 for the nine months ended June 30, 2026 and 2025.
The aggregate value of 1,396 and 8,710 Class A Common Shares repurchased during the three months ended June 30, 2026 and 2025 was $27 and $134, respectively. The aggregate value of 6,659 and 10,381 Class A Common Shares repurchased during the nine months ended June 30, 2026 and 2025 was $108 and $163, respectively. We recognize the repurchase of Class A Common Shares as a decrease to additional paid in capital included in shareholders’ equity in our condensed consolidated balance sheets.
Distributions
During the nine months ended June 30, 2026 and 2025, we declared and paid dividends on our Class A Common Shares and Class B-1 common stock, or Class B-1 Common Shares, as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Nine Months Ended June 30, 2026
10/9/2025	10/27/2025	11/13/2025	$0.45	$7,678
1/15/2026	1/26/2026	2/19/2026	0.45	7,676
4/9/2026	4/21/2026	5/14/2026	0.45	7,692
			$1.35	$23,046
Nine Months Ended June 30, 2025
10/16/2024	10/28/2024	11/14/2024	$0.45	$7,581
1/16/2025	1/27/2025	2/20/2025	0.45	7,580
4/10/2025	4/22/2025	5/15/2025	0.45	7,595
			$1.35	$22,756

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
These dividends were funded by cash accumulated at RMR Inc. and by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Nine Months Ended June 30, 2026
10/9/2025	10/27/2025	11/13/2025	$0.32	$10,260	$5,460	$4,800
1/15/2026	1/26/2026	2/19/2026	0.32	10,259	5,459	4,800
4/9/2026	4/21/2026	5/14/2026	0.32	10,270	5,470	4,800
			$0.96	$30,789	$16,389	$14,400
Nine Months Ended June 30, 2025
10/16/2024	10/28/2024	11/14/2024	$0.32	$10,191	$5,391	$4,800
1/16/2025	1/27/2025	2/20/2025	0.32	10,190	5,390	4,800
4/10/2025	4/22/2025	5/15/2025	0.32	10,201	5,401	4,800
			$0.96	$30,582	$16,182	$14,400
As of June 30, 2026 and September 30, 2025, we had cash and cash equivalents of $58,203 and $62,297, respectively, of which $15,386 and $19,478, respectively, was held by RMR Inc., and $42,817 and $42,819, respectively, was held by RMR LLC and its subsidiaries.
On July 9, 2026, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of July 20, 2026, in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,692. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,270, of which $5,470 will be distributed to us based on our aggregate ownership of 17,092,402 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash held by RMR Inc. We expect to pay this dividend on or about August 13, 2026.
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
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis, or upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration and the related noncontrolling interest is eliminated, which may be dilutive. For the three months ended June 30, 2026 and 2025 and the nine months ended June 30, 2026, the assumed redemption is anti-dilutive to earnings per share. For the nine months ended June 30, 2025, the assumed redemption is dilutive to earnings per share.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
The calculation of basic and diluted earnings per share for the three and nine months ended June 30, 2026 and 2025, is as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Numerators:
Net income attributable to The RMR Group Inc.	$3,197	$4,186	$16,394	$14,182
Less: income attributable to unvested participating securities	(136)	(101)	(420)	(310)
Net income attributable to The RMR Group Inc. used in calculating basic EPS	3,061	4,085	15,974	13,872
Effect of dilutive securities:
Add back: income attributable to unvested participating securities	—	—	—	310
Add back: net income attributable to noncontrolling interest in The RMR Group LLC (1)	—	—	—	17,259
Add back: income tax expense	—	—	—	5,607
Less: income tax expense assuming redemption of noncontrolling interest’s Class A Units for Class A Common Shares (2)	—	—	—	(11,037)
Net income used in calculating diluted EPS	$3,061	$4,085	$15,974	$26,011

Denominators:
Common shares outstanding	17,092	16,870	17,092	16,870
Less: unvested participating securities and incremental impact of weighted average	(301)	(210)	(330)	(240)
Weighted average common shares outstanding - basic	16,791	16,660	16,762	16,630
Effect of dilutive securities:
Add: assumed redemption of noncontrolling interest’s Class A Units for Class A Common Shares	—	—	—	15,000
Add: incremental unvested shares	—	—	—	3
Weighted average common shares outstanding - diluted	16,791	16,660	16,762	31,633

Net income attributable to The RMR Group Inc. per common share - basic	$0.18	$0.25	$0.95	$0.83
Net income attributable to The RMR Group Inc. per common share - diluted	$0.18	$0.25	$0.95	$0.82
(1)Net loss attributable to other noncontrolling interests is not adjusted when calculating diluted earnings per share.
(2)Income tax expense assumes the hypothetical conversion of the noncontrolling interest in RMR LLC, which results in an estimated tax rate of 29.8% for the nine months ended June 30, 2025.

The RMR Group Inc.
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except per share amounts)
Note 13. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the three and nine months ended June 30, 2026 and 2025, is calculated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Income before income tax expense	$9,287	$11,048	$43,434	$36,704
RMR Inc. franchise tax expense and interest income	(27)	(107)	(152)	(354)
Net income before noncontrolling interest	9,260	10,941	43,282	36,350
Net income attributable to noncontrolling interest in The RMR Group LLC	(4,545)	(5,200)	(21,033)	(17,259)
Net loss attributable to other noncontrolling interests	354	91	1,142	344
Net income attributable to RMR Inc. before income tax expense	5,069	5,832	23,391	19,435
Income tax expense attributable to RMR Inc.	(1,899)	(1,753)	(7,149)	(5,607)
RMR Inc. franchise tax expense and interest income	27	107	152	354
Net income attributable to RMR Inc.	$3,197	$4,186	$16,394	$14,182
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
Managed Equity REITs
The base business management fees we earn from the Managed Equity REITs, with the exception of OPI, are calculated monthly in accordance with the applicable business management agreement and are based on a percentage of the lower of (i) the average historical cost of each REIT’s properties and (ii) each REIT’s average market capitalization. The property management fees we earn from the Managed Equity REITs are principally based on a percentage of the gross rents collected at certain managed properties owned by the Managed Equity REITs, excluding rents or other revenues from hotels, senior living communities, travel centers and wellness centers, which are separately managed by Sonesta or a third party. Also, under the terms of the property management agreements, we receive construction supervision fees in connection with certain construction activities undertaken at the properties owned by the Managed Equity REITs based on a percentage of the cost of such construction.
In connection with OPI’s emergence from chapter 11 bankruptcy protection on June 17, 2026, we entered into an amended and restated business management agreement and an amended and restated property management agreement with OPI, each with initial terms of five years and terminable without payment of a termination fee after the first two years. Under the amended and restated business management agreement, we are entitled to an annual fee of $14.0 million during the first two years and we will be paid a 3.0% property management fee and a 5.0% construction supervision fee under the new property management agreement, consistent with the prior property management agreement.
For further information regarding the fees we earn, see Note 4, Revenue Recognition, and for further information regarding our amended and restated management agreements with OPI, Note 3, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following table presents for each Managed Equity REIT, with the exception of OPI, a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of June 30, 2026 and 2025, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		June 30,
REIT	Primary Strategy	2026	2025
DHC	Senior living communities, medical office and life science properties and other healthcare related properties	$4,694,770	$3,576,962
ILPT	Industrial and logistics properties	4,813,179	4,525,348
SVC	Service-focused retail net lease properties and hotels	5,817,828	6,224,431
		$15,325,777	$14,326,741
A Managed Equity REIT’s historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or other similar non-cash reserves. A Managed Equity REIT’s average market capitalization includes the average value of the Managed Equity REIT’s outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares, if any, and the principal amount of consolidated indebtedness during the period. The table above presents for each Managed Equity REIT, with the exception of OPI, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period.
The basis on which our base business management fees is calculated for the three and nine months ended June 30, 2026 and 2025 may differ from the basis at the end of the periods presented in the table above. As of June 30, 2026, the market capitalization was lower than the historical cost of assets under management for DHC, ILPT and SVC; the historical cost of assets under management for DHC, ILPT and SVC as of June 30, 2026, were $6,777,893, $5,713,404 and $9,904,087, respectively.

The fee revenues we earned from the Managed Equity REITs for the three and nine months ended June 30, 2026 and 2025 are set forth below:

	Three Months Ended June 30, 2026
	Base	Property		Incentive
	Business	Management	Construction	Business
	Management	and Other	Supervision	Management
REIT	Revenues	Revenues	Revenues	Revenues	Total
DHC	$5,023	$1,012	$307	$—	$6,342
ILPT	6,068	3,371	159	—	9,598
OPI	3,042	2,942	126	—	6,110
SVC	6,669	2,748	550	—	9,967
	$20,802	$10,073	$1,142	$—	$32,017

	Three Months Ended June 30, 2025
	Base	Property		Incentive
	Business	Management	Construction	Business
	Management	and Other	Supervision	Management
REIT	Revenues	Revenues	Revenues	Revenues	Total
DHC	$3,859	$1,220	$213	$—	$5,292
ILPT	5,793	3,237	105	—	9,135
OPI	2,778	2,628	375	—	5,781
SVC	7,046	2,110	465	—	9,621
	$19,476	$9,195	$1,158	$—	$29,829

	Nine Months Ended June 30, 2026
	Base	Property		Incentive
	Business	Management	Construction	Business
	Management	and Other	Supervision	Management
REIT	Revenues	Revenues	Revenues	Revenues	Total
DHC	$13,793	$3,283	$908	$17,905	$35,889
ILPT	17,856	10,047	366	5,679	33,948
OPI	8,603	8,104	673	—	17,380
SVC	19,873	7,675	1,562	—	29,110
	$60,125	$29,109	$3,509	$23,584	$116,327

	Nine Months Ended June 30, 2025
	Base	Property		Incentive
	Business	Management	Construction	Business
	Management	and Other	Supervision	Management
REIT	Revenues	Revenues	Revenues	Revenues	Total
DHC	$12,057	$3,851	$1,410	$—	$17,318
ILPT	17,471	9,716	316	—	27,503
OPI	8,608	8,203	1,377	—	18,188
SVC	21,317	5,704	2,511	—	29,532
	$59,453	$27,474	$5,614	$—	$92,541

Other Clients
We provide business management services to Sonesta and AlerisLife. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Latin America, the Caribbean and the Middle East; the majority of the U.S. hotels that Sonesta operates are owned by SVC. AlerisLife operated senior living communities throughout the U.S., many of which were owned by DHC. In September 2025, AlerisLife announced that it had entered into agreements to transition the management of its senior living communities to third party operators and in January 2026 completed the sale of all of its assets. AlerisLife will continue to wind down its business and operations. RMR LLC will continue to provide management services through the wind down period. Generally, our fees earned from business management services to Sonesta and AlerisLife are based on a percentage of certain revenues.
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
Our management fee revenues from services to these clients for the three and nine months ended June 30, 2026 and 2025, are set forth in the following tables:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
Sonesta	$2,202	$—	$—	$2,202	$2,628	$—	$—	$2,628
RMR Residential	118	3,966	351	4,435	118	2,958	378	3,454
Other private entities	2,944	2,168	309	5,421	4,470	2,240	87	6,797
SEVN	—	18	—	18	—	16	—	16
	$5,264	$6,152	$660	$12,076	$7,216	$5,214	$465	$12,895

	Nine Months Ended June 30, 2026				Nine Months Ended June 30, 2025
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
Sonesta	$5,790	$—	$—	$5,790	$6,873	$—	$—	$6,873
RMR Residential	354	9,973	1,038	11,365	392	12,356	1,130	13,878
Other private entities	9,223	6,654	848	16,725	13,337	6,104	498	19,939
SEVN	—	54	8	62	—	53	5	58
	$15,367	$16,681	$1,894	$33,942	$20,602	$18,513	$1,633	$40,748
Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
Tremont earned advisory services revenue of $1,343 and $1,115 for the three months ended June 30, 2026 and 2025, respectively, and $3,869 and $3,360 for the nine months ended June 30, 2026 and 2025, respectively. Tremont also earned incentive fees from SEVN of $90 and $229 for the three months ended June 30, 2026 and 2025, respectively, and $131 and $316 for the nine months ended June 30, 2026 and 2025, respectively.

RESULTS OF OPERATIONS (dollars in thousands)
Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025
The following table presents the changes in our operating results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues:
Management services	$44,093	$42,724	$1,369	3.2%
Incentive fees	90	229	(139)	(60.7)%
Advisory services	1,343	1,115	228	20.4%
Total management, incentive and advisory services revenues	45,526	44,068	1,458	3.3%
Income from loan investments, net	—	677	(677)	(100.0)%
Rental property revenues	5,192	2,033	3,159	155.4%
Reimbursable compensation and benefits	16,642	18,337	(1,695)	(9.2)%
Reimbursable equity based compensation	5,152	1,636	3,516	n/m
Other reimbursable expenses	81,002	87,977	(6,975)	(7.9)%
Total reimbursable costs	102,796	107,950	(5,154)	(4.8)%
Total revenues	153,514	154,728	(1,214)	(0.8)%
Expenses:
Compensation and benefits	39,607	38,603	1,004	2.6%
Equity based compensation	5,639	2,090	3,549	169.8%
Separation costs	1,720	1,880	(160)	(8.5)%
Total compensation and benefits expense	46,966	42,573	4,393	10.3%
General and administrative	10,668	9,631	1,037	10.8%
Other reimbursable expenses	81,002	87,977	(6,975)	(7.9)%
Rental property expenses	1,725	748	977	130.6%
Transaction and acquisition related (recoveries) costs	(1,054)	820	(1,874)	n/m
Loss on impairment of other assets	19,066	—	19,066	n/m
Depreciation and amortization	4,413	3,006	1,407	46.8%
Total expenses	162,786	144,755	18,031	12.5%
Operating (loss) income	(9,272)	9,973	(19,245)	(193.0)%
Interest income	416	1,182	(766)	(64.8)%
Interest expense	(3,205)	(1,062)	(2,143)	n/m
Change in fair value of Earnout liability	—	1,170	(1,170)	(100.0)%
Gain (loss) on investments	21,348	(215)	21,563	n/m
Income before income tax expense	9,287	11,048	(1,761)	(15.9)%
Income tax expense	(1,899)	(1,753)	(146)	(8.3)%
Net income	7,388	9,295	(1,907)	(20.5)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(4,545)	(5,200)	655	12.6%
Net loss attributable to other noncontrolling interests	354	91	263	n/m
Net income attributable to The RMR Group Inc.	$3,197	$4,186	$(989)	(23.6)%
n/m - not meaningful
Management services revenue. Management services revenue increased $1,369 due to higher property management revenues of $1,816 primarily due to contractual lease revenue increases at certain of our Managed Equity REITs and acquisition fees, as well as higher construction supervision revenues of $179 due to increases in capital spend at certain of our Private Capital clients, partially offset by a decrease in base business management revenues of $626 due to the wind down of AlerisLife’s business and deleveraging activities at certain of the Managed Equity REITs. The decrease in base business management revenues was partially offset by increases in certain of the Managed Equity REITs’ enterprise values.

Income from loan investments, net. Income from loan investments, net decreased $677 due to the sale of our two mortgage loans to SEVN in November 2025.
Rental property revenues. Rental property revenues includes base rental income and non-cash straight line rent adjustments for our rental properties. Rental property revenues increased $3,159 primarily due to our acquisition of properties in Raleigh, NC and Orlando, FL after the third fiscal quarter of 2025.
Reimbursable compensation and benefits. Reimbursable compensation and benefits includes reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits decreased $1,695 primarily due to cost containment measures that included headcount reductions over the last twelve months and disposition activities during 2025.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue increased $3,516 primarily as a result of increases in certain of our clients’ respective share prices and increases in total unvested shares as of the current fiscal period.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits consists of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense increased $1,004 due to headcount mix and cumulative compensation adjustments, partially offset by headcount reductions over the last twelve months and disposition activity during 2025.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. We record an equal offsetting amount as reimbursable equity based compensation revenue for the value of awards under our clients’ equity compensation plans to certain of our employees. Equity based compensation increased $3,549 primarily as a result of increases in certain of our clients’ respective share prices and increases in total unvested shares as of the current fiscal period.
Separation costs. Separation costs consists of employment termination costs. For further information about these costs, see Note 3, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative expenses consists of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs increased $1,037 primarily due to increases in recurring professional and legal fees.
Rental property expenses. Rental property expenses includes property operating expenses, such as real estate taxes, repairs and maintenance and utility costs incurred at our owned properties. Rental property expenses increased $977 primarily due to our acquisition of properties in Raleigh, NC and Orlando, FL after the third fiscal quarter of 2025.
Transaction and acquisition related (recoveries) costs. Transaction and acquisition related (recoveries) costs in the prior fiscal period primarily represent costs associated with our acquisition of MPC Partnership Holdings LLC, or MPC, and related integration expenses. Costs recovered in the current fiscal period relate to reimbursements of certain legal costs in connection with OPI’s bankruptcy proceedings.
Loss on impairment of other assets. Loss on impairment of other assets relates to a write off of the unamortized portion of other assets attributable to the prior management agreements with OPI. For further information about this impairment and the associated amended and restated management agreements, see Note 3, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Depreciation and amortization. Depreciation and amortization increased $1,407 primarily due to depreciation in the current fiscal quarter of our owned properties in Raleigh, NC and Orlando, FL, which were acquired after the third fiscal quarter of 2025.

Interest income. Interest income decreased $766 due to a lower amount of investable cash and lower average interest rates during the current fiscal period compared to the prior fiscal period.
Interest expense. Interest expense increased $2,143 primarily due to mortgage notes encumbering our owned properties in Raleigh, NC and Orlando, FL which were acquired after the third fiscal quarter of 2025.
Change in fair value of Earnout liability. For further information about the Earnout liability, see Note 10, Fair Value of Financial Instruments to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain (loss) on investments. Gain (loss) on investments represents the unrealized and realized gains or losses on our investment in OPI, SVC and SEVN common shares, investment in Fund VII and investment in joint ventures. For further information, see Note 8, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. The increase in income tax expense of $146 is primarily attributable to higher taxable income.

Nine Months Ended June 30, 2026, Compared to the Nine Months Ended June 30, 2025
The following table presents the changes in our operating results for the nine months ended June 30, 2026 compared to the nine months ended June 30, 2025:

	Nine Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues:
Management services	$126,685	$133,289	$(6,604)	(5.0)%
Incentive fees	23,715	316	23,399	n/m
Advisory services	3,869	3,360	509	15.1%
Total management, incentive and advisory services revenues	154,269	136,965	17,304	12.6%
Income from loan investments, net	411	1,869	(1,458)	(78.0)%
Rental property revenues	15,432	5,080	10,352	n/m
Reimbursable compensation and benefits	50,653	60,738	(10,085)	(16.6)%
Reimbursable equity based compensation	8,889	2,338	6,551	n/m
Other reimbursable expenses	249,913	333,882	(83,969)	(25.1)%
Total reimbursable costs	309,455	396,958	(87,503)	(22.0)%
Total revenues	479,567	540,872	(61,305)	(11.3)%
Expenses:
Compensation and benefits	114,745	123,216	(8,471)	(6.9)%
Equity based compensation	10,619	3,822	6,797	177.8%
Separation costs	4,392	5,335	(943)	(17.7)%
Total compensation and benefits expense	129,756	132,373	(2,617)	(2.0)%
General and administrative	31,364	32,161	(797)	(2.5)%
Other reimbursable expenses	249,913	333,882	(83,969)	(25.1)%
Rental property expenses	5,435	1,569	3,866	n/m
Transaction and acquisition related costs	631	2,156	(1,525)	(70.7)%
Loss on impairment of other assets	19,066	—	19,066	n/m
Depreciation and amortization	13,548	7,810	5,738	73.5%
Total expenses	449,713	509,951	(60,238)	(11.8)%
Operating income	29,854	30,921	(1,067)	(3.5)%
Interest income	1,467	4,115	(2,648)	(64.3)%
Interest expense	(8,463)	(2,632)	(5,831)	n/m
Change in fair value of Earnout liability	3,639	5,850	(2,211)	(37.8)%
Gain (loss) on investments	17,389	(1,995)	19,384	n/m
Loss on extinguishment of debt	(452)	—	(452)	n/m
Gain on sale of real estate	—	445	(445)	(100.0)%
Income before income tax expense	43,434	36,704	6,730	18.3%
Income tax expense	(7,149)	(5,607)	(1,542)	(27.5)%
Net income	36,285	31,097	5,188	16.7%
Net income attributable to noncontrolling interest in The RMR Group LLC	(21,033)	(17,259)	(3,774)	(21.9)%
Net loss attributable to other noncontrolling interests	1,142	344	798	n/m
Net income attributable to The RMR Group Inc.	$16,394	$14,182	$2,212	15.6%
n/m - not meaningful
Management services revenue. Management services revenue decreased $6,604 due to a decrease in base business management revenues of $4,563 primarily due to the wind down of AlerisLife’s business and deleveraging activities at certain of the Managed Equity REITs, lower construction supervision revenues of $1,844 due to declines in capital spend at our Managed Equity REITs and lower property management revenues of $197 due to third party management transitions within RMR Residential and disposition activities during 2025.

Incentive fees. Incentive fees increased $23,399 due to fees earned from DHC and ILPT for calendar year 2025. Each of DHC’s and ILPT’s respective total return per share exceeded the applicable benchmark total return per share for the measurement period, as defined in the respective management agreements for calendar year 2025.
Income from loan investments, net. Income from loan investments, net decreased $1,458 due to the sale of our two mortgage loans to SEVN in November 2025.
Rental property revenues. Rental property revenues increased $10,352 primarily due to our acquisition of properties in Chicago, IL, Raleigh, NC and Orlando, FL after the second fiscal quarter of 2025.
Reimbursable compensation and benefits. Reimbursable compensation and benefits decreased $10,085 primarily due to cost containment measures that included headcount reductions over the last twelve months and disposition activities during 2025.
Reimbursable equity based compensation. Reimbursable equity based compensation revenue increased $6,551 primarily as a result of increases in certain of our clients’ respective share prices and increases in total unvested shares as of the current fiscal period.
Other reimbursable expenses. For further information about these reimbursements, see Note 4, Revenue Recognition, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Compensation and benefits. Compensation and benefits expense decreased $8,471 due to cost containment measures that included headcount reductions over the last twelve months and disposition activities during 2025.
Equity based compensation. Equity based compensation increased $6,797 primarily as a result of increases in certain of our clients’ respective share prices and increases in total unvested shares as of the current fiscal period.
Separation costs. For further information about these costs, see Note 3, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
General and administrative. General and administrative costs decreased $797 primarily due to declines in third party construction supervision fees and recurring professional fees.
Rental property expenses. Rental property expenses increased $3,866 primarily due to our acquisition of properties in Chicago, IL, Raleigh, NC and Orlando, FL after the second fiscal quarter of 2025.
Transaction and acquisition related costs. Transaction and acquisition related costs in the prior fiscal period primarily represent costs associated with our acquisition of MPC and related integration expenses. Costs incurred in the current fiscal period relate to other transactions and agreements with our Managed Equity REITs or private capital vehicles.
Loss on impairment of other assets. Loss on impairment of other assets relates to a write off of the unamortized portion of other assets attributable to the prior management agreements with OPI. For further information about this impairment and the associated amended and restated management agreements, see Note 3, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
Depreciation and amortization. Depreciation and amortization increased $5,738 primarily due to depreciation in the current fiscal period of our owned properties in Chicago, IL, Raleigh, NC and Orlando, FL, which were acquired after the second fiscal quarter of 2025.
Interest income. Interest income decreased $2,648 due to a lower amount of investable cash and lower average interest rates during the current fiscal period compared to the prior fiscal period.
Interest expense. Interest expense increased $5,831 primarily due to mortgage notes encumbering our owned properties in Raleigh, NC and Orlando, FL which were acquired after the third fiscal quarter of 2025.
Change in fair value of Earnout liability. For further information about the Earnout liability, see Note 10, Fair Value of Financial Instruments to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gain (loss) on investments. For further information, see Note 8, Investments, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Loss on extinguishment of debt. Loss on extinguishment of debt represents the loss recognized on unamortized deferred fees related to our secured financing facility which was terminated in the current fiscal period.
Gain on sale of real estate. We recognized a $445 gain on sale of real estate resulting from the sale of a property in Woodstock, GA during the prior fiscal period.
Income tax expense. The increase in income tax expense of $1,542 is primarily attributable to higher taxable income.
LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management and advisory services fees. As of June 30, 2026 and September 30, 2025, we had cash and cash equivalents of $58,203 and $62,297, respectively, of which $15,386 and $19,478, respectively, was held by RMR Inc., with the remainder being held at RMR LLC and its subsidiaries. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of June 30, 2026 and September 30, 2025, $46,478 and $50,662, respectively, of our cash and cash equivalents were invested in money market accounts.
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
Our revolving credit facility is secured by substantially all of our assets and provides us with enhanced financial flexibility as we continue to invest in our private capital business and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to our ongoing satisfaction of minimum performance, certain financial covenants and other credit facility conditions. As of June 30, 2026 and July 31, 2026, we had $25,000 outstanding.
Cash Flows
The $22,819 increase in net cash flows provided by operating activities for the nine months ended June 30, 2026 compared to the prior period reflects the impact of incentive fees paid by DHC and ILPT in the current period, which amounted to $23,584 in the aggregate. The $13,875 decrease in net cash flows used in investing activities for the nine months ended June 30, 2026 compared to the prior period was due to proceeds from the sale of our loan investments in the current period and the acquisition of a rental property in the prior period, partially offset by our investment in SVC and SEVN shares in the current period. The $20,473 increase in net cash flows used in financing activities for the nine months ended June 30, 2026 compared to the prior period was due to repayment of our secured financing facility in connection with the sale of our loan investments noted above, partially offset by net borrowings under our revolving credit facility.
As of June 30, 2026, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In connection with OPI’s emergence from chapter 11 bankruptcy protection on June 17, 2026, we entered into an amended business management agreement and an amended property management agreement with OPI, each with initial terms of five years. Under the amended business management agreement, we are entitled to an annual fee of $14.0 million during the first two years. Under the amended property management agreement, we are entitled to a property management fee equal to 3.0% of gross rents and a construction supervision fee equal to 5.0% of construction costs, consistent with the prior property management agreement. Each management agreement is terminable without payment of a termination fee after the first two years.
For further information regarding these transactions, see Note 3, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 3, Related Person Transactions, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Business—Our Organizational Structure—tax receivable agreement” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. As of June 30, 2026, our condensed consolidated balance sheet reflects a liability related to the tax receivable agreement of $18,478, of which we expect to pay $2,552 to ABP Trust during the fourth quarter of fiscal year 2026.
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
Floating Rate Debt
As of June 30, 2026, our outstanding floating rate debt consisted of the following:

	Principal Balance		Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage Loans
Raleigh, NC mortgage loan	$41,079	—	5.50%	$2,259	2028	Monthly
Orlando, FL mortgage loan	53,914		5.55%	2,992	2028	Monthly
	$94,993			$5,251
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
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on the annual interest expense of our floating rate mortgage notes as of June 30, 2026:

	Impact of an Increase in Interest Rates
	Weighted Average Interest Rate	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (1)
At June 30, 2026	5.53%	$94,993	$5,251	$0.10
One percentage point increase (2)	5.53%	$94,993	$5,251	$0.10
(1)    Based on the diluted weighted average common shares outstanding and income tax rate for the three months ended June 30, 2026 and includes the impact of noncontrolling interests.
(2)    A one percentage point increase in interest rates would not have an impact on annual interest expense for our floating rate mortgage loans because current interest rates exceed the strike rates of our interest rate caps. However, a one percentage point increase in the weighted average interest rate of our floating rate debt at June 30, 2026 would result in a weighted average interest rate of 6.53%, total floating rate interest expense per year of $6,201 and a decrease in annual earnings per share of $0.12.
The foregoing table shows the impact of an immediate one percentage point change in floating interest rates, including the impact of our interest rate caps. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of any floating rate debt we may incur and the impact, if any, of interest rate caps we may purchase. Generally, if interest rates were to change gradually over time, the impact would be spread over time. As of June 30, 2026, neither of our floating rate mortgage notes had an active interest rate floor.
We also maintain our revolving credit facility which has a total borrowing capacity of $100,000. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. As of June 30, 2026 and July 31, 2026, we had $25,000 outstanding.

Fixed Rate Debt
As of June 30, 2026, our outstanding fixed rate debt consisted of one mortgage note with a principal balance of $46,500 with a 5.34% fixed interest rate. This mortgage note requires monthly payments of interest only until maturity in July 2029. Because interest is to be paid at a fixed rate, changes in market interest rates during the term of this mortgage note will not affect our interest obligation. If this mortgage note is refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $465.
Changes in market interest rates would affect the fair value of our mortgage note. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2026 and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $1,333.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Risks related to supply chain constraints, commodity pricing and inflation, including inflation impacting wages and employee benefits,
•Changing market conditions, practices and trends, which may adversely impact our clients and the fees we receive from them,
•Potential terminations of the management agreements with our clients,
•Uncertainty surrounding interest rates and sustained high interest rates, which may impact our clients and significantly reduce our revenues or impede our growth,
•Our dependence on the growth and performance of our clients,
•OPI's ability to operate its business profitably following its emergence from chapter 11 bankruptcy protection, which may impact the amount of management fees we receive and the potential for an additional equity issuance to us under OPI's new management agreements;
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

•The ability of Tremont to identify and close suitable investments for SEVN and to monitor, service and administer existing investments,
•Our ability to obtain additional capital from third party investors for our private capital initiatives in order to make additional investments and to increase potential returns,
•Changes to our operating leverage or client diversity,
•Risks related to the security of our network and information technology, including our artificial intelligence, or AI, initiatives,
•Litigation risks,
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
The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2026:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
April 1 - April 30, 2026	417	$15.58	N/A	N/A
May 1 - May 31, 2026	—	$—	N/A	N/A
June 1 - June 30, 2026	979	$20.51	N/A	N/A
Total	1,396	$19.04	N/A	N/A
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

10.1	Third Amended and Restated Business Management Agreement, dated as of June 17, 2026, between Office Properties Income Trust and The RMR Group LLC. (Filed herewith).
10.2	Third Amended and Restated Property Management Agreement, dated as of June 17, 2026, between Office Properties Income Trust and The RMR Group LLC. (Filed herewith).
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew C. Brown
Matthew C. Brown
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
Date: August 5, 2026