Form 10-K
period 2026-09-30
RMR GROUP INC.
filed 2026-11-12
CIK 1644378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting shares of Class A common stock, $0.001 par value, of the registrant held by non-affiliates was approximately $240.8 million based on the $15.47 closing price per common share on The Nasdaq Stock Market LLC, on March 31, 2026. For purposes of this calculation, an aggregate of 528,608 shares of Class A common stock, held directly by, or by affiliates of, the directors and executive officers of the registrant have been included in the number of common shares held by affiliates.
As of November 6, 2026, there were 16,204,925 shares of Class A common stock, par value $0.001 per share, 1,000,000 shares of Class B-1 common stock, par value $0.001 per share, and 15,000,000 shares of Class B-2 common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2027 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “opportunity”, “may”, “positioned”, “potential” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our business strategy; economic and industry conditions, including as a result of changing tariffs or trade policies and the related uncertainty thereof; the impact and opportunities for our and our clients’ businesses from business cycles in the U.S. real estate industry as well as economic and industry conditions, including interest rates; our belief that it is possible to grow real estate based businesses in selected property types or geographic areas despite national trends; our liquidity, including its sufficiency to pursue a range of capital allocation strategies and fund our operations and enhance our technology infrastructure and limit risk exposure; our future profitability; anticipated financial results, future prospects and estimated valuations and share prices and our sustainability practices.
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
•Risks related to supply chain constraints, commodity pricing and inflation, including inflation impacting wages and employee benefits,
•Changing market conditions, practices and trends, which may adversely impact our clients and the fees we receive from them,
•Potential terminations of the management agreements with our clients,
•Uncertainty surrounding interest rates and sustained high interest rates, which may impact our clients and significantly reduce our revenues or impede our growth,
•Our dependence on the growth and performance of our clients,
•OPI’s ability to operate its business profitably following its emergence from chapter 11 bankruptcy protection, which may impact the amount of management fees we receive and the potential for an additional equity issuance to us under OPI’s new management agreements,
•Our ability to obtain or create new clients for our business which is often dependent on circumstances beyond our control,
•The ability of our clients to operate their businesses profitably, optimize their capital structures, comply with the terms of their debt agreements and financial covenants and to grow and increase their market capitalizations and total shareholder returns,
•Our ability to successfully provide management services to our clients,
•Our ability to maintain or increase the distributions we pay to our shareholders,
•Our ability to successfully pursue and execute capital allocation and new business strategies,
•Our ability to prudently invest in our business to enhance our operations, services and competitive positioning,
•Our ability to successfully grow the RMR Residential business and realize our expected returns on our investments within the anticipated timeframes,
•Our ability to successfully integrate acquired businesses and realize our expected returns on our investments,
i

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
•Risks related to acquisitions, dispositions and other activities by us or among our clients,
•Allegations, even if untrue, of any conflicts of interest arising from our management and investment activities,
•Our ability to retain the services of our managing directors and other key personnel,
•Our and our clients’ risks associated with our and our clients’ costs of compliance with laws and regulations, including securities regulations, exchange listing standards and other laws and regulations affecting public companies, and
•Other risks described under “Risk Factors” beginning on page 13.
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
2026 FORM 10-K ANNUAL REPORT

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
As of September 30, 2026, RMR Inc. owned 16,213,499 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represent approximately 53.4% of the economic interest of RMR LLC. A wholly owned subsidiary of ABP Trust owns 15,000,000 redeemable Class A Units, representing approximately 46.6% of the economic interest of RMR LLC.
Adam Portnoy, the Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities and a majority of the economic interest of ABP Trust. As of September 30, 2026, Adam Portnoy beneficially owned (including through ABP Trust), in aggregate, (i) 273,126 shares of Class A common stock of RMR Inc., or Class A Common Shares; (ii) all the outstanding shares of Class B-1 common stock of RMR Inc., or Class B-1 Common Shares; and (iii) all the outstanding shares of Class B-2 common stock of RMR Inc., or Class B-2 Common Shares.
Since its founding in 1986, RMR LLC has substantially grown its assets under management and the number of real estate businesses it manages. As of September 30, 2026, we had $36.8 billion of assets under management.
RMR LLC provides management services to four publicly traded equity real estate investment trusts, or REITs, including their subsidiaries, whose securities are listed on The Nasdaq Stock Market LLC, or Nasdaq: Diversified Healthcare Trust, a Maryland REIT, or DHC; Industrial Logistics Properties Trust, a Maryland REIT, or ILPT; Office Properties Income Trust, a Maryland REIT, or OPI; and Service Properties Trust, a Maryland REIT, or SVC. DHC, ILPT, OPI and SVC are collectively referred to as the Managed Equity REITs.
As manager of the Managed Equity REITs, we are responsible for implementing investment strategies and managing day-to-day operations, subject to supervision and oversight by each Managed Equity REIT’s board of trustees. The Managed Equity REITs have no employees, and we provide the personnel and services necessary for each Managed Equity REIT to conduct its business. The Managed Equity REITs invest in diverse income producing properties across multiple real estate asset classes as follows:
•DHC (Nasdaq: DHC) owns senior living communities, medical office and life science properties and other healthcare related properties. As of September 30, 2026, DHC owned 285 properties located in 33 states and the District of Columbia.
•ILPT (Nasdaq: ILPT) owns and leases industrial and logistics properties. As of September 30, 2026, ILPT owned 409 properties, including 226 buildings, leasable land parcels and easements in Oahu, Hawaii and 183 properties located in 38 other states.
•OPI (Nasdaq: OPI) owns office properties primarily leased to single tenants and those with high credit quality characteristics. As of September 30, 2026, OPI owned 109 properties located in 27 states and the District of Columbia.
•SVC (Nasdaq: SVC) owns a diverse portfolio of service-focused retail net lease properties and hotels. As of September 30, 2026, SVC owned 827 properties (740 net lease properties and 87 hotels) located in 46 states, the District of Columbia, Puerto Rico and Canada.
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
RMR LLC also provides management services to AlerisLife Inc., or AlerisLife, which operated senior living communities, many of which were owned by DHC. In September 2025, AlerisLife announced that it had entered into agreements to transition the management of its senior living communities to third party operators and in January 2026 completed the sale of all of its assets. AlerisLife has effectively ceased operations and no substantive activity is expected before formal dissolution as it continues to wind down its business. RMR LLC will continue to provide management services through the wind down period.
On December 19, 2023, or the MPC Acquisition Date, RMR LLC acquired MPC Partnership Holdings LLC, or MPC, or the MPC Acquisition. In connection with the MPC Acquisition, RMR LLC started providing management services through MPC and its subsidiaries to multiple private funds, joint ventures and the underlying residential real estate assets of the funds, as well as property management services to third party owners. The residential real estate we manage through MPC and its subsidiaries are presented as RMR Residential in these consolidated financial statements.
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
We believe we have several strengths that distinguish our business from other alternative asset managers:
•Strong Revenue Base, Operating Margins and Resulting Cash Flows. Our revenues are primarily earned from long term agreements with predominantly credit quality companies, many of which are permanent capital vehicles. Our agreements with the Managed Equity REITs, with the exception of OPI, are 20 year term evergreen contracts with significant termination fees payable in certain circumstances. For more information on our management agreements with the Managed Equity REITs, including OPI, see “Our Management Agreements with the Managed Equity REITs” below. For the fiscal year ended September 30, 2026, revenues earned from the Managed Equity REITs represented 71.4% of our total management and advisory services revenue, excluding incentive fees. We continued to generate strong operating margins resulting in net cash from operating activities of $72.4 million and net income of $23.9 million and our regular dividend of $0.45 per share per quarter ($1.80 per share per year) remains well covered by our cash flows and existing liquidity.
•Diverse Portfolio of Managed Real Estate. We provide management services to a wide range of real estate assets and businesses that include industrial, senior living, net-lease service-focused retail, healthcare facilities, hotels, office buildings, leased lands, multifamily residential communities and various specialized properties such as properties leased to government tenants and properties specially designed for medical and biotech research. The properties and businesses we managed as of September 30, 2026, are located throughout the United States in 48 states, the District of Columbia, Puerto Rico and Canada. RMR’s nationwide presence and local market expertise support responsive property management, leasing, and capital allocation decision-making across geographically diverse portfolios. The diversity of our managed portfolio helps provide balance throughout economic cycles, as the impacts to each respective real estate sector can vary.
•Vertically Integrated Operating Platform. We are a vertically integrated manager with four decades of operating history that has allowed us to establish and maintain business relationships with lenders, tenants, brokers, service providers and other real estate professionals around the world. As of September 30, 2026, we employed over 800 real estate professionals in more than 30 offices throughout the United States and we believe our vertically integrated platform provides a competitive advantage by enabling us to deliver a broad range of real estate investment, asset management and property management services to our clients. Our highly qualified and experienced senior management team has worked together through several business cycles and our capabilities span the full spectrum of real estate investment, including acquisitions, leasing, property operations, construction, portfolio repositioning and capital recycling. We have also assisted our clients to grow by successfully accessing the capital markets. Since our founding in 1986, our clients have successfully completed nearly $47.9 billion of equity and debt financing in over 195 capital raising transactions.
•Growth. Since the founding of RMR LLC in 1986, we have substantially grown our assets under management and the number and variety of real estate businesses we manage. As of September 30, 2026, we had $36.8 billion of assets under management, including over 1,700 properties. The synergies among our clients may also facilitate their and our growth. We assist our clients in realizing investment opportunities by working together to make acquisitions, obtain financing, identifying possible joint venture partners, completing redevelopment activities, facilitating capital recycling from strategic property dispositions and assisting in portfolio repositioning and other business arrangements and strategic restructurings.
In addition, we expect to use cash on hand, future operating cash flows and may issue equity or incur debt to fund our growth and diversify our operations through additional acquisition opportunities or seeding new clients. In recent years, we sought to expand the sources of capital underlying our assets under management, with our Private Capital clients representing $11.9 billion of our assets under management as of September 30, 2026, an increase of $10.6 billion from September 30, 2021.
•Alignment of Interests. We believe our structure fosters strong alignment of interests between our principal executive officer and our shareholders because our principal executive officer, Adam Portnoy, has a 50.5% economic interest in RMR LLC. Alignment of interests also exists between us and our Managed Equity REITs due to the manner upon which we earn base management fees and incentive management fees under our management agreements with the Managed Equity REITs, as described in more detail below.
We can provide no assurance that we will be able to implement our business strategy or achieve our desired growth. Our business and the businesses of our clients are subject to a number of risks and uncertainties. See “Risk Factors” beginning on page 13.
Our Management Agreements with the Managed Equity REITs
RMR LLC is party to a business management and a property management agreement with each Managed Equity REIT.
On October 30, 2025, OPI, and certain of OPI’s subsidiaries, commenced voluntary cases under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas. In connection with OPI’s emergence from chapter 11 bankruptcy protection on June 17, 2026, or the Effective Date, RMR LLC entered into an amended and restated business management agreement and an amended and restated property management agreement with OPI, each with initial terms of five years. Under the amended and restated business management agreement, RMR LLC is entitled to an annual fee of $14.0 million during the first two years. In connection with the emergence, RMR LLC received 439,072 OPI common shares of beneficial interest, $.01 par value per share, or the OPI common shares, equal to 2.0% of outstanding OPI common shares. RMR LLC may also receive an additional 8.0% of outstanding OPI common shares upon the satisfaction of certain financial and performance metrics as determined by OPI’s board of trustees. Under the amended and restated property management agreement, RMR LLC is entitled to a property management fee equal to 3.0% of gross rents and a construction supervision fee equal to 5.0% of construction costs, consistent with the prior property management agreement. Each management agreement is terminable without payment of a termination fee after the first two years.
The following, with some exceptions for OPI, is a summary of the terms of our business and property management agreements with the Managed Equity REITs. The summary does not purport to be complete and is subject to, and qualified in its entirety by, reference to the actual agreements, copies of which are filed or incorporated as exhibits to this Annual Report on Form 10-K.
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
Term and Termination
The business and property management agreements with each Managed Equity REIT, other than OPI, automatically extend on December 31st of each year and have terms thereafter that end on the 20th anniversary of the date of each extension. A Managed Equity REIT, other than OPI, has the right to terminate its management agreements with RMR LLC: (1) at any time upon 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) upon written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. RMR LLC has the right to terminate the management agreements for good reason, as defined in the agreements.
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

Business Management Agreement Fees and Expense Reimbursement
Each business management agreement between RMR LLC and a Managed Equity REIT, other than OPI, provides for (i) an annual base management fee, payable monthly in arrears, and (ii) an annual incentive business management fee.
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
•The specified REIT index utilized to calculate the benchmark return per share for each of our Managed Equity REITs when calculating the incentive business management fees is as follows:

DHC	MSCI U.S. REIT/Health Care Index
ILPT	MSCI U.S. REIT/Industrial REIT Index
SVC (1)	MSCI U.S. REIT/Diversified Index
(1)    Effective in January 2026, RMR LLC and SVC amended their business management agreement to replace the benchmark index used in the calculation of incentive business management fees. Pursuant to this amendment, for periods beginning on or after January 1, 2026, the MSCI U.S. REIT/Diversified Index will be used to calculate benchmark returns per share for purposes of determining any incentive business management fee payable by SVC to RMR LLC, and for periods ending prior to January 1, 2026, the MSCI U.S. REIT/Hotel & Resort REIT Index will continue to be used.
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
Property Management Agreement Fees and Expense Reimbursement
Each property management agreement between RMR LLC and a Managed Equity REIT provides for the following:
(i) a management fee equal to 3.0% of the gross rents collected from tenants, which is not applicable to any hotels or senior living communities which are leased to, or managed by, Sonesta or another operating businesses such as a hotel management company or a senior living or healthcare services provider; and
(ii) a construction supervision fee equal to 5.0% of the cost of any construction, renovation or repair activities at the Managed Equity REIT’s properties, other than ordinary maintenance and repairs, and 3% of the cost of any major capital project or repositionings at DHC’s senior living communities and SVC’s hotels.
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
Other Management Agreements
RMR LLC earns management fees pursuant to the management agreements with ABP Trust regarding AlerisLife and with Sonesta. In September 2025, AlerisLife announced that it had entered into agreements to transition the management of its senior living communities to third party operators and in January 2026 completed the sale of all of its assets. AlerisLife has effectively ceased operations and no substantive activity is expected before formal dissolution as it continues to wind down its business. RMR LLC will continue to provide management services through the wind down period.
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

Each of these clients pays RMR LLC a fee under its management agreement in an amount equal to 0.6% of: (i) in the case of AlerisLife, AlerisLife’s revenues from all sources reportable under U.S. Generally Accepted Accounting Principles, or GAAP, less any revenues reportable by AlerisLife with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP and (ii) in the case of Sonesta, Sonesta’s estimated revenues from all sources reportable under GAAP, less any estimated revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the estimated gross revenues at those hotels determined in accordance with GAAP.
The terms of the management agreements with ABP Trust regarding AlerisLife and with Sonesta end on December 31st of each year, and automatically extend for successive one year terms, unless RMR LLC, or ABP Trust or Sonesta, as applicable, gives notice of non-renewal before the expiration of the applicable term. Any party may terminate the applicable management agreement at any time on 30 days’ notice.
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
RMR Residential provides management services to properties owned by third parties, to multifamily investment funds and to joint ventures with institutional partners through its property management and investment management agreements. The property management agreements may be terminated upon written notice and generally provide for property management fees ranging from 2.0% to 3.5% of gross collected rents, construction supervision fees of 5.0% of construction costs and reimbursement costs incurred to manage the properties. The investment management agreements generally provide for fees that are based on the lesser of a percentage of invested capital and a fixed fee ranging from $0.1 million to $0.2 million annually. RMR LLC, through certain of its subsidiaries, may also earn acquisition fees and a carried interest if certain investment returns are met.
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
The Managed Equity REITs and SEVN, or the Managed REITs, have qualified and expect to continue to qualify to be taxed as REITs under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. In addition, the Managed REITs generally distribute 100.0% of their taxable income to avoid paying corporate federal income taxes; and as REITs, such companies generally must currently distribute, at a minimum, an amount equal to 90.0% of their annual REIT taxable income (excluding net capital gains). REITs are also subject to a number of organizational and operational requirements in order to elect and maintain REIT status, including share ownership tests and assets and gross income composition tests. If a Managed REIT fails to continue to qualify as a REIT under Sections 856 through 860 of the Code in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if a Managed REIT qualifies for taxation as a REIT, it may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.
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
Corporate Sustainability
Over our four decades in business, we and our clients have treated corporate sustainability as a deliberate investment, implementing programs at scale that lower operating costs, reduce risk and strengthen tenant demand. Our sustainability practices — minimizing our impact on the environment, embracing the communities where we operate and attracting top professionals — are critical elements supporting our long-term success.
Environmental Focus
We recognize our responsibility to minimize the impact of our business on the environment. Our environmental sustainability strategies and best practices help to mitigate our managed properties’ environmental footprint, optimize operational efficiency and enhance our competitiveness in the marketplace.

We remain committed to our “Zero Emissions Promise” adopted in 2021, which is our organization’s aspirational goal of carbon neutrality by 2050 and a 50% reduction by 2029 from a 2019 baseline as it relates to scope 1 and 2 emissions, for all properties where we directly manage energy. We anticipate emissions reductions will occur through a combination of strategic capital investments in energy efficiency by the Managed Equity REITs and certain of our Private Capital Clients, stakeholder engagement to promote sustainable behavior, the deployment of on-site solar and the purchase of energy from renewable sources. We believe our efforts toward these goals will add value to our clients’ properties, benefit tenants by lowering their operating costs and drive sustainable economic returns. We have made significant progress to date, achieving an overall reduction in emissions of 32%. We have also expanded our goal of a 50% waste diversion rate from landfills (achieved in 2025) to a 75% waste diversion rate by 2035, with a 63% diversion rate to date.
We maintain a green and energy-efficient equipment purchasing guideline which mandates the use of high energy efficiency equipment and environmentally friendly materials for new developments and major asset refurbishments. Our risk mitigation practices, including AI-driven proactive energy management programs, green purchasing and high-efficiency equipment guidelines, performance benchmarking, and policy tracking and climate-related emergency preparedness, are well-established, while the data we obtain to assess future climate change exposure continues to evolve. In deregulated energy markets, our energy procurement program helps stabilize energy prices across our managed portfolio, benefiting both tenants and operational results.
We drive value, manage risk and benchmark the performance of our managed properties by effectively capturing and managing data through real-time energy monitoring, or RTM. Our cloud-based system connects building automation systems to a central supervisor. RTM facilitates advanced data analytics and access to detect faults and inefficiencies in equipment operations faster, meanwhile enhancing building system control in a cost-effective and scalable way. Leveraging our investments in RTM and connected buildings, our AI-driven proactive energy management program continuously analyzes this data to optimize equipment performance, which facilitates lower operating costs and drives value for our clients’ properties and tenants. As of the end of 2025, we monitor 66% of our managed energy spend through high-resolution, real-time energy meters.
Our energy performance programs drive down energy consumption and reduce carbon emissions of our managed properties. Lower energy use and emissions reduce our managed properties’ potential exposure to policies that call for a carbon tax or other emissions-based penalties. Our internally developed Utility Variance Analysis Tool automatically reviews utility bills nightly to flag usage spikes, rate changes and billing errors, enabling faster investigation of cost changes.
Our existing business practices align with the Task Force on Climate-related Financial Disclosures, or TCFD, framework across both physical and transition risks and opportunities. We have deepened our alignment with all four pillars of the TCFD framework and developed a proprietary, AI-driven tool to help assess building energy and emissions performance standards across the U.S. This tool overlays property locations, size and use profiles with laws requiring energy, water and emissions reporting or compliance with those standards, and forecasts future compliance risks. The tool automatically updates with property energy performance and policy information, helping to ensure the most up-to-date information is reviewed for compliance. We continue to refine our long-standing engineering, operating and management practices that incorporate environmental resilience and risk mitigation with activities and technology related to management oversight, enhanced data gathering, assessing risks and opportunities, and adopting science-based emissions targets.
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
Employees and Equal Opportunity
As of September 30, 2026, RMR LLC employed over 800 real estate professionals, including 38% in our corporate offices and 62% across more than 30 offices throughout the United States. The average tenure of our employees was 6 years. Our employees are the foundation of our success and in many ways our most critical asset. Our strength lies in the collective experience of an inclusive workplace. We ensure employees receive competitive salaries and benefits and we aim to attract professionals who will uphold our values of social and environmental stewardship.

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
Our recruiting programs, on-boarding and retention programs and our development and on-going training programs currently include the following:
•Leadership Development: We focus on developing leaders from within through a progressive curriculum aligned with each stage of an employee’s career. New managers complete foundational programs in setting expectations and coaching, and leaders of our engineering and maintenance teams complete a supervision program designed for their roles. As employees take on greater responsibility, we offer programs focused on leading change and communicating with senior leadership, and client-facing leaders receive investor presentation training.
•Artificial Intelligence Training: We require all employees to complete a foundational AI certification course that includes aptitude testing to confirm their understanding of essential AI principles and many of our employees have elected to complete additional advanced coursework. Before deploying new AI tools, we train the employees who will use them. For example, before implementing an AI-enabled leasing platform to respond to routine renter inquiries at the multifamily communities we manage, we trained our leasing consultants and property managers on its use. With appropriate human oversight, our objective is for AI to help handle routine tasks so that our employees can focus on work that benefits from their judgment, critical thinking and personal interaction.
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
•our ability to successfully grow the RMR Residential business and realize our expected returns on our investments within the anticipated timeframes;
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
•risks related to the security of our network and information technology, including our AI initiatives;
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
Our business and operations have been and may continue to be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial and residential real estate industries and/or the local economies in the markets in which our and our clients’ properties are located. Unfavorable economic and industry conditions may be due to, among other things, uncertainty surrounding interest rates, inflation, changing tariffs and trade policies and related uncertainty, rapid and unpredictable changes in technology, including AI, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions (such as the ongoing wars in Ukraine and the Middle East, including in Iran), possible economic recession, changes in real estate utilization, catastrophic events such as natural disasters, adverse weather and climate conditions, and other conditions beyond our control. These current conditions, or similar conditions existing in the future, have adversely affected, and may continue to adversely affect, our and our clients’ and our and their tenants’ and managers’, as applicable, results of operations, financial condition and ability to pay dividends. Unfavorable market conditions have particularly impacted the office sector as sustained low occupancy in office properties, reduced values of these properties and limited acquisition and disposition volume continue to negatively affect our clients that own office properties. These conditions may adversely impact OPI’s results of operations and financial performance following its emergence from chapter 11 bankruptcy protection in June 2026. Unfavorable market conditions and the impact on the commercial real estate industry have negatively impacted, and may continue to negatively impact, our clients’ market capitalizations, revenues, construction projects and acquisition and disposition activity, which may reduce the fees we earn from them. These conditions may also give rise to an increase in defaults under our clients’ leases and loans, negatively impact market capitalizations, shareholder returns, rental income and construction projects for the Managed Equity REITs and acquisition and disposition activity of, financial performance of and returns for our Private Capital clients. Sustained high interest rates may increase the cost of our clients’ capital, reduce their ability to make acquisitions and to make dispositions at favorable prices, and have increased their debt service costs. Sustained high interest rates also may reduce dispositions by the Managed Equity REITs due to their forgoing property sales because of depressed asset valuations and reduced buyer demand or more costly acquisition financing for buyers, which could limit our clients’ ability to reduce leverage and recycle capital. Further, unfavorable market conditions have negatively impacted the stock price of some of the Managed Equity REITs, which in turn has negatively impacted the fees we earn from them. In addition, some of our clients may be negatively impacted by an economic downturn that reduces business and leisure travel, commerce, hotel occupancy and demand for office, retail and industrial space, and may also limit the ability of residents and potential residents to pay for senior living community services.
Most of our revenues are derived from our provision of management services to a limited number of companies. The loss or decline in business or assets of certain Managed Equity REITs or clients comprising a significant part of our Private Capital business could substantially reduce our revenues.
The fees we earn from providing management services to, and the reimbursable fees we receive from, the Managed Equity REITs comprise most of our revenues. However, our Private Capital clients have comprised an increasing portion of our assets under management and revenues, and our current business plans contemplate that trend continuing. A decline in the business or assets of our Private Capital clients could reduce our revenue. Our operating results and our ability to maintain and grow our revenues depend upon the ability of DHC, ILPT and SVC to maintain and grow their investments and market capitalizations and to achieve positive shareholder returns in excess of applicable REIT total shareholder return indexes. In addition, following OPI’s emergence from chapter 11 bankruptcy protection, we earn a fixed annual business management fee from OPI for the first two years, are not eligible to earn incentive business management fees from OPI and, after the first two years, OPI may terminate our management agreements without payment of a termination fee. Additionally, our operating results and ability to maintain or grow revenue also increasingly depend on the ability of our Private Capital clients to raise or contribute capital to invest in real estate assets. Reduced business activities of certain Managed Equity REITs or our Private Capital clients may materially reduce our revenues and our profitability.

Our revenues may be highly variable.
RMR LLC’s business management agreement with each of DHC, ILPT and SVC provides for a base business management fee that is based on the lower of the average historical costs of such Managed Equity REIT’s assets under management and its average market capitalization, as calculated in accordance with the applicable business management agreement, and an incentive business management fee that is based on such Managed Equity REIT’s relative outperformance of a specified REIT total shareholder return index. The management fees we earn under these agreements are highly variable. The base business management fee payable by DHC, ILPT or SVC may increase or decrease materially as such Managed Equity REIT acquires or disposes of real estate assets or its market capitalization increases or decreases. In addition, we generally only earn an incentive business management fee under our business management agreement with DHC, ILPT or SVC if it outperforms an identified REIT total shareholder return index during the measurement period and certain other conditions are satisfied, as measured at the end of the applicable measurement period. The shareholder returns realized by each of these Managed Equity REITs, its market capitalization and its ability to raise capital or make investments may be impacted by trends in such Managed Equity REIT’s portfolio, the U.S. commercial real estate industry generally, the Managed Equity REIT’s industry specifically or other factors that are outside of our or its control, including prolonged inflation, sustained high interest rates, supply chain challenges and economic downturns or recessions. Whether we earn an incentive fee, and the amount of any incentive fee we may earn, may have a significant impact on the amount of revenues we earn. For example, in the fiscal year ended September 30, 2019, our incentive business management fees earned from the Managed Equity REITs were 39.9% of our total management and advisory services revenues, and we had not earned any incentive business management fees from the Managed Equity REITs until the fiscal year ended September 30, 2026 for which the incentive business management fees we earned from ILPT and DHC were 11.8% of our total management and advisory services revenue. Further, the fees we earn under our property management agreements with the Managed Equity REITs and certain of our Private Capital clients are based on a percentage of the rents they receive and a percentage of the costs of construction, in each case, at properties we manage for them. To the extent the Managed Equity REITs or certain Private Capital clients receive less rent or incur less construction costs, our property management fee revenues are negatively impacted. Effective upon OPI’s emergence from chapter 11 bankruptcy protection, we and OPI amended our business management agreement to provide that we are entitled to an annual fee of $14.0 million for the first two years and no incentive fees, and amended our property management agreement, under which the property management and construction supervision fees we earn from OPI are consistent with those under our prior property management agreement with OPI and our property management agreements with the other Managed Equity REITs. Also, the fees under our management agreement with respect to Sonesta are based on a percentage of revenues earned by it or generated at the properties it operates. Sonesta has also experienced high revenue volatility in the past, and, given the nature of Sonesta’s businesses (i.e., hotels), may continue to experience revenue volatility for the reasonably foreseeable future. In addition, the fees that RMR LLC earns from Sonesta have declined, and may continue to decline, as a result of sales of hotels managed by Sonesta. The fees we earn and expect to earn from the RMR Residential business include promote fees on new co-investments, a portion of which is reserved for employee participation in such investments, and such fees may be highly variable. The number and timing of new co-investments may vary depending on market opportunities, changes in interest rates, demand for multifamily and commercial real estate in general and other factors that may be out of our control. Additionally, the property management fees the RMR Residential business earns from third parties have declined and may in the future decline if third parties transition management services from the RMR Residential business to other property managers.
Our management agreements with our clients are subject to termination.
Our management agreements with our clients may be terminated by a client or by us in certain circumstances. For example, if we do not satisfy the applicable performance measures for three consecutive calendar years under our management agreements with DHC, ILPT and SVC, such Managed Equity REIT will have the right to terminate its management agreement by prior written notice to us within 60 days following the end of the third consecutive calendar year, and in which case, it would be required to pay us the applicable termination fee. Pursuant to our amended and restated business and property management agreements with OPI, effective upon OPI’s emergence from chapter 11 bankruptcy protection, we may be entitled to receive a termination fee in certain circumstances if OPI terminates these agreements within the first two years; thereafter, these agreements are terminable by us or OPI without payment of a termination fee. Additionally, if any of our management agreements with a client is terminated, we may be unable to replace the lost revenue. Even if we receive a termination fee upon the termination of a management agreement with a client (to the extent applicable), we may be unable to invest the after tax proceeds from any such termination fee we receive in opportunities that earn returns equal to or greater than the revenues lost as a result of the terminated management agreement. The termination of our management agreement with any of our clients could have a material adverse impact on our business, results of operations and financial condition.

We may be unable to successfully grow the RMR Residential business.
We may not be able to successfully grow the RMR Residential business or the growth may be more costly or more time-consuming and complex than anticipated, and cost savings, synergies and anticipated future financial performance may not be realized or may take longer to realize than expected. In addition, the growth of the RMR Residential business and the time and resources necessary to increase its acquisition activity may divert our management’s attention from our other business opportunities. Our ability to generate revenue from the RMR Residential business depends on our execution of acquisition opportunities on our behalf and on behalf of the investment funds it manages in the multifamily real estate sector and on our ability to successfully manage residential properties. There can be no assurance that we will be successful in this business, that we will achieve our expected objectives, execute acquisition opportunities, operate successfully or that we will earn fees from the RMR Residential business that provide returns on our investment that meet our underwriting expectations. Our ability to generate revenue from the RMR Residential business depends in part on our ability to attract and retain qualified residents for the properties we manage. We face competition for residents from other lessors of residential properties, apartment buildings and condominium units. Competing properties may be newer, better located and more attractive to residents. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease the residential properties we manage on favorable terms. There can be no assurance that we will be able to attract and retain suitable residents and the failure to do so may adversely impact the operating results of the RMR Residential business. In addition, because the RMR Residential business involves certain joint venture arrangements, investment funds and limited partnerships, we have limited flexibility and discretionary authority with respect to certain assets acquired, or management of assets assumed. Further, in order to grow the RMR Residential business we may need to raise additional capital from third party investors and our ability to raise additional capital depends on many factors, some of which are outside of our control. The failure to raise capital in sufficient amounts and on satisfactory terms could result in a decrease in our assets under management and our management fees or could result in our being unable to grow the RMR Residential business. Any of the foregoing risks could have a material adverse effect on our ability to successfully grow the RMR Residential business.
Uncertainty surrounding interest rates and sustained high interest rates may significantly reduce our revenues or impede our growth.
Uncertainty surrounding interest rates and sustained high interest rates may significantly reduce our revenues or impede our growth. In response to elevated inflation, the Federal Reserve raised interest rates in September 2026 for the first time since 2023 and signaled that it may raise interest rates again before the end of 2026. During 2024 and 2025, the Federal Reserve had reduced interest rates which had been raised significantly during 2022 and 2023 in response to significant and prolonged inflation. The timing, number and amount of any future interest rate changes are uncertain. Increases in interest rates and sustained high interest rates may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell the common shares of our Managed REITs is the distribution rate with respect to such shares relative to prevailing interest rates. If interest rates go up, investors may expect a higher distribution rate before investing in a Managed REIT or they may sell the Managed REITs’ common shares and seek alternate investments with a higher distribution rate. Although ILPT increased its quarterly dividend this year to $0.10 per share, DHC and SVC each reduced its quarterly dividend to $0.01 per share in prior years (SVC’s quarterly dividend is now $0.05, after giving effect to the five-for-one reverse stock split) and SEVN reduced its quarterly dividend to $0.28 per share in 2025. Sales of common shares of the Managed Equity REITs may cause a decline in the market prices of such shares, which reduces the market capitalizations and total shareholder returns of the Managed Equity REITs, which, in turn, may materially reduce the fees we earn under our business management agreements with them. Moreover, elevated interest rates have led to increased borrowing costs for our clients and may negatively impact their access to capital to fund future growth or refinance debt, reduce their earnings and total shareholder returns and cause the Managed REITs’ and our Private Capital clients’ tenants, operators and borrowers and SEVN’s borrowers to default on their rent and debt obligations, which may materially reduce the fees we earn under our management agreements with our clients. Further, during periods of increased borrowing costs, real estate transaction volumes often slow along with real estate valuation growth which may impact the results of operations of our clients and the fees we earn from those clients.

If we cannot retain and motivate our key and talented personnel and recruit, retain and motivate new talented personnel, our business, operating results and financial condition could be adversely affected.
Our people are the foundation of our success and in many ways our most critical asset. Our continued success depends to a great extent on our ability to retain and motivate our key and talented personnel and strategically recruit, retain and motivate new talented personnel. However, we may not be successful in these efforts as the market for qualified employees in the asset management industry is highly competitive. We do not have employment agreements with our key employees. Our ability to recruit, retain and motivate our personnel is dependent on our ability to offer attractive compensation, opportunities for professional growth and a desirable work environment. In addition, the Managed REITs have historically granted equity awards to our officers and certain other employees of ours. If our clients reduce the amount of, or stop making, similar grants in the future, or if the value of any equity awards they may grant is lower than anticipated, we may need to increase other compensation or incentives for our employees. Likewise, if competition for employees increases, in order to recruit and retain existing and future personnel, we may need to increase the level of compensation that we pay.
We depend on our controlling shareholder and other key and talented personnel.
We depend on the efforts, skills, reputations and business contacts of our controlling shareholder, Adam Portnoy, and other key and talented personnel. The extent and nature of the experience of our executive officers and key professionals in the RMR Residential business and of the relationships they have with real estate professionals, financial institutions and capital sources, although not a guarantee of positive results, are critical to the success of our business. The loss of the services of any of them or the loss of investor confidence in such personnel could have a material adverse effect on our revenues, operating income and cash flows and could impair our ability to maintain or grow assets under management for our clients or otherwise maintain or grow our business.
We are subject to substantial regulation and numerous contractual obligations and internal policies, and failure to comply with these provisions could have a material adverse effect on our business, financial condition and results of operations.
We are subject to substantial regulation and numerous contractual obligations and internal policies as well as evolving interpretations of existing regulatory requirements. We are subject to regulation by the SEC, Nasdaq, and other federal, state and local or international governmental bodies and agencies or self-regulatory organizations. Our subsidiary, Tremont Realty Capital, is registered with the SEC as an investment adviser under the Investment Advisers Act. The Investment Advisers Act requires registered investment advisers to comply with numerous obligations, including compliance, record keeping, operating and marketing requirements, disclosure obligations and limitations on certain activities. Investment advisers also may owe fiduciary duties to certain of their clients. We are also responsible for managing or assisting with the regulatory aspects of certain of our clients, including the Managed REITs’ compliance with applicable REIT rules, SEVN’s maintenance of its exemption from registration under the 1940 Act and the RMR Residential business’s compliance with regulations affecting its owned and managed residential properties. The level of regulation and supervision to which we and our clients are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. For example, SEVN may be subject to state licensing requirements to conduct lending activities. The regulations to which we and our clients are subject are extensive, complex and require substantial management time and attention. In addition, regulatory oversight and enforcement may increase and become more rigorous. Our or our clients’ failure to comply with any of the regulations, contractual obligations or policies applicable to us or our clients may subject us to litigation, extensive investigations, enforcement actions, as well as substantial fines, penalties and reputational risk, and our business and operations could be materially adversely affected. Our lack of compliance with applicable law could result in, among other things, our inability to enforce contracts, our default under contracts (including our management agreements with our clients) and our ineligibility to contract with, and receive revenue from, governmental authorities and agencies, our clients or other third parties. We have numerous contractual obligations with which we must comply on a continuous basis to operate our business, the default of which could have a material adverse effect on our business and financial condition. We have established internal policies designed to ensure that we manage our business in accordance with applicable law and regulation and in accordance with our contractual obligations. These internal policies may not be effective in all regards; and, if we fail to comply with our internal policies, we could be subjected to additional risk and liability. In addition, we maintain a $100 million senior secured revolving Credit Agreement that contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our Credit Agreement is subject to ongoing minimum performance, our satisfying certain financial covenants and other credit facility conditions. These covenants may limit our operational flexibility and acquisition and disposition activity. For more information see Note 6, Indebtedness, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. As of September 30, 2026, we had $45 million outstanding under our Credit Agreement, and we may in the future incur additional indebtedness under our Credit Agreement.

Sustainability initiatives, requirements and market expectations may impose additional costs and expose us and our clients to new risks.
There remains a continued focus from regulators, investors, certain of our clients’ tenants, managers, borrowers, customers, employees, and other stakeholders concerning corporate sustainability. We are, and expect to continue to be, subject to various proposed, new, and evolving sustainability laws and requirements adopted by certain governmental authorities and regulators, including both voluntary and mandatory disclosure requirements that may impact how we and our clients conduct business and that will require us to focus significant time and resources on behalf of ourselves and our clients to comply with these requirements if and when such regulations become effective, and we and these clients may incur significant costs in compliance with such rules. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us or our clients, or otherwise do business with us or our clients, if they believe our policies relating to corporate responsibility are not aligned with their own policies. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. If we or our clients elect not to or are unable to satisfy the criteria by which companies’ corporate responsibility practices are assessed or do not meet the criteria of a specific third party provider, some investors may conclude that our or their policies with respect to corporate responsibility are inadequate. Pursuant to our zero emissions goal, we have pledged to reduce our scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2029 from a 2019 baseline. We and our clients may face reputational damage in the event that our or their corporate responsibility procedures or standards do not meet the goals we or they have set or the standards set by various constituencies. In addition, there are efforts by some stakeholders and governmental authorities to reduce companies’ efforts regarding ESG, including human capital management-related matters, and anti-ESG or anti-diversity, equity and inclusion (“DEI”) sentiment has gained momentum across the United States, with several states and governmental authorities enacting or proposing anti-ESG or anti-DEI policies or legislation and filing suits alleging that ESG or DEI measures or initiatives violate law. Additionally, a number of Executive Orders signed by President Trump are focused on DEI, and indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If our and our clients’ practices and programs are deemed to be in contradiction of such initiatives, we could be subjected to government investigations or lawsuits that could negatively impact us and our clients and affect our and our clients’ business, financial condition or reputation. Increasingly, different stakeholder groups and governmental authorities have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders or governmental authorities and adversely impact our reputation and business. If we and our clients fail to comply with ESG and anti-ESG related regulations and to satisfy the expectations of investors and our and our clients’ tenants, managers, borrowers, customers, employees and other stakeholders, or our or our clients’ announced goals and other initiatives are not executed as planned, our and our clients’ reputation and financial results could be adversely affected, the management fees we may earn from our clients may decline, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we or our clients may incur significant costs in attempting to comply with regulatory requirements, ESG and anti-ESG policies or third party expectations or demands.
We and our clients are subject to risks from adverse weather, natural disasters and adverse impact from global climate change.
We and our clients are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impact from global climate change. For example, the properties owned or operated by us or our clients could be severely damaged or destroyed by physical climate risks that could materialize as either singular extreme weather events (for example floods, storms and wildfires) or through long term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Some of our clients and the investment funds and joint ventures we manage own a significant number of properties in the Southeastern United States which has been increasingly impacted by severe weather and rising sea levels in recent years. Severe weather events and climatic conditions could also adversely impact us and our clients and cause significant losses if we or our clients, or our or their tenants, managers or borrowers are unable to operate their businesses due to damage resulting from such events. Insurance may not sufficiently cover all losses sustained by us or our clients and our or their tenants, managers or borrowers. If we or our clients fail to adequately prepare for such events, our and our clients’ revenues, results of operations and financial condition may be impacted.

We rely on information technology and systems in our operations, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm our business.
We rely on information technology and systems, including the Internet and cloud-based infrastructures and services, commercially available software and our internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personally identifiable information of employees, tenants, borrowers and guarantors and lease data. If we experience material failures, inadequacies or interruptions or security breaches of our information technology, we could incur material costs and losses. Further, third party vendors have experienced and could experience similar events with respect to their information technology and systems that impact the products and services they provide to us or our clients. We rely on commercially available systems, software, tools and monitoring, as well as our internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer, borrower, guarantor and vendor information, such as personally identifiable information related to our employees and others and information regarding our and our clients’ financial accounts. We take various actions, and we incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information. Security breaches, computer viruses, ransomware and other cyberattacks, including deepfakes and social engineering, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, including as a result of threat actors’ use of artificial intelligence to increase the speed, scale and effectiveness of their attacks. The cybersecurity risks to us, our clients and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or other third parties’ information technology networks and systems or operations. Although most of our staff works from our offices for the majority of the work week, flexible working arrangements have resulted in increased remote working. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, our ability to maintain the security, proper function and availability of our information technology and systems since remote working by our employees could strain our technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, our data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology. Because our information technology and systems and our personnel support the operations of substantially all of our clients, a cybersecurity incident or other disruption affecting us could simultaneously disrupt the operations, financial reporting and cash management of multiple clients, which could increase our potential liability and reputational harm and adversely affect the fees we earn. Public companies are required to disclose material cybersecurity incidents on Form 8-K and to include periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. With the SEC’s continued focus on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. We also expect to face increased costs to comply with SEC requirements regarding cybersecurity disclosure, including increased costs for cybersecurity training and management. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the Maryland Online Data Privacy Act (“MODPA”), the California Consumer Privacy Act and the New York SHIELD Act. Certain of these laws provide consumers with rights regarding their personal data and require companies to make detailed disclosures to residents of the applicable state about their data collection, use and sharing practices, and others impose data security and breach notification requirements. For example, the MODPA, which became effective October 1, 2025, with enforcement starting April 1, 2026, requires limiting the collection of personal data, prohibits the sale of, and processing for targeted advertising of, personal data of consumers known, or who should have been known, to be under the age of 18, bans the sale of sensitive personal data and requires data protection assessments when certain processing activities pose a heightened risk of harm to consumers. Complying with these requirements may necessitate considerable changes to our business operations, restrict our data processing capabilities and increase our expenses.

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
We use generative artificial intelligence and/or machine learning technologies (collectively, “AI Technologies”) to enhance certain workflows and processes used in our business, and our research into and continued deployment of such capabilities remain ongoing. AI Technologies are evolving, and the introduction and incorporation of AI Technologies may result in unintended consequences or other new or expanded risks and liabilities and we may not be able to anticipate, prevent, mitigate or remediate all potential risks and liabilities. If the content, analyses or recommendations that AI Technologies’ applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI Technologies’ algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Additionally, AI Technologies are continuously evolving, and we may incur costs to adopt and deploy AI Technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI Technologies. Also, our competitors or other third parties may incorporate AI Technologies into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. The use of AI Technologies applications to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. AI Technologies present emerging ethical issues, and we may be unsuccessful in identifying and resolving these issues before they arise. If our use of AI Technologies becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. There is uncertainty in the legal and regulatory landscape for AI Technologies, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI Technologies may be burdensome, could entail significant costs, and may restrict or impede our ability to successfully develop, adopt and deploy AI Technologies efficiently and effectively. Effective internal governance of AI Technologies requires robust data quality and governance standards, specialized expertise, compliance processes and effective and evolving controls. Our Board oversees our AI strategy, governance, and risk management as it relates to AI Technologies. Despite our efforts, we cannot fully ensure that our governance measures will keep pace with emerging and rapidly evolving regulations or technology advancements, and we may be exposed to legal, regulatory, compliance or ethical risks. Any failure in the deployment or governance of AI Technologies could adversely affect our reputation, require costly investment to enhance compliance, or expose us to regulatory inquiries, fines, or penalties.
Inflation may continue to negatively impact us and our clients and our and their businesses, results of operations and ability to grow.
Although inflation has eased since its peak in 2021-2022, inflationary pressures have continued during 2026, due in part to new tariffs and trade policies and uncertainty related to these policies. The potential for additional increased tariffs and trade barriers, as well as increased geopolitical risks, adds uncertainty to the long term outlook for inflation and interest rates and a reacceleration of inflation contributed to the Federal Reserve raising interest rates in September 2026 and could lead to further increases. It is uncertain whether inflation will increase further, remain relatively steady or decrease. Commodity pricing and other inflation, including inflation impacting wages and employee benefits, have in the past and may again increase the costs for materials, other goods and labor, and rising costs have and may continue to impact us and our clients. For example, various construction supplies and materials have experienced significant price increases, as have other commodities, such as food and fuel. These pricing increases as well as increases in labor costs have increased the operating costs for us and certain of our clients and tenants, operators and borrowers of our clients. During periods of sustained inflation, we and our clients may reduce or delay construction projects that we oversee, and may realize decreased earnings, negative impacts on their ability to increase or maintain dividends that they pay to their shareholders and reduced market capitalizations. In that case, the management fees we earn may decline and our revenues, results of operations and ability to grow our business may be negatively impacted.

Employee misconduct could harm us by subjecting us to significant legal liability, reputational harm and loss of business.
As an asset manager, our business, and our ability to retain and attract new clients, is dependent upon our maintaining a positive reputation in the marketplace. There is a risk that our employees or employees of businesses that we manage could engage in misconduct that adversely affects our reputation and, hence, our business. We are subject to a number of obligations and standards arising from our business and our authority over the companies and assets we manage. The violation of these obligations and standards by any of our employees may adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to our clients. If our employees improperly use or disclose confidential information, we and the concerned client could suffer serious harm to our and its reputation, financial position and current and future business relationships and face potentially significant litigation. It is not always possible to detect or deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. If any of our employees were to engage in or be accused of misconduct, our business and our reputation could be adversely affected. Misconduct by an employee might rise to the level of a default that would permit a client to terminate its management agreements with us for cause and without paying a termination fee, which could materially adversely affect our business, results of operations and financial condition. Additionally, alleged misconduct by employees providing services to properties managed by the RMR Residential business and our Private Capital clients has contributed, and may in the future contribute, to the termination of property management agreements with respect to affected properties.
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
We have presented in this Annual Report on Form 10-K historical fees that we have earned from our clients. The historical fees earned from our clients, including those presented in this Annual Report on Form 10-K, should not be considered as indicative of the future results of our clients or of our future results. The risks associated with each client’s business could adversely affect its ability to carry out its business plans and objectives, and, as a result, could adversely impact its ability to pay us management fees or cause the amounts of those fees to decline. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview.” Risks to our clients, in addition to the risks noted elsewhere in this Annual Report on Form 10-K, include, but are not limited to, the following:
•adverse economic and market conditions;
•the inability of our clients’ tenants, managers and borrowers to weather adverse economic conditions, including uncertainty surrounding interest rates and sustained high interest rates, inflation, changes in tariffs and trade policies, economic downturn and possible recession and thereby impair their ability to pay rent and returns and make loan payments, including repaying short term loans at maturity;
•the inability of our clients to access debt and equity capital on attractive terms, or at all, which could reduce our clients’ ability to pursue acquisition and development opportunities and refinance existing debt, and reduce our clients’ returns from acquisition and development activities and increase their future interest expense;

•some of our clients have a substantial amount of debt and are subject to additional risks, including the inability to refinance maturing debt and the cost of any such refinanced debt, the inability to reduce debt leverage which may remain at or above current levels for an indefinite period, covenants and conditions contained in debt agreements which may restrict such clients’ operations by increasing interest expense and limiting such clients’ ability to make investments in their properties, sell properties securing the debt and pay distributions to their shareholders, potential downgrades to credit ratings and other limitations on their ability to access capital at reasonable costs or at all;
•OPI’s ability to improve its financial results following its emergence from chapter 11 bankruptcy protection;
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
•the ability of the RMR Residential business to grow its business and acquire new properties while successfully operating its managed properties and finding quality tenants for its buildings;
•Tremont Realty Capital’s ability to identify and close suitable investments for SEVN and to monitor, service and administer existing investments;
•changing general economic and financial market conditions could significantly reduce the value of the real estate, loans and other investments of our clients and reduce the amounts earned on those investments;
•the real estate and real estate related investments of our clients may be less liquid than other investments and the ability of our clients to adjust their portfolios in response to changes in economic or other conditions may be limited, and certain of our clients may not be able to sell properties previously announced for sale at targeted prices;
•Sonesta’s ability to attract, retain and motivate sufficient qualified personnel in a challenging labor market and to effectively manage its labor costs;
•changes in investor preferences or market conditions could limit our clients’ ability to raise capital to competitively maintain their properties and operations or make new investments;
•geopolitical instability and tensions (such as the ongoing wars in Ukraine and the Middle East, including in Iran);
•shareholder activism, complaints about management strategies and structures, corporate governance and other matters may divert management attention and be disruptive to our clients’ operations;
•ESG and anti-ESG initiatives, requirements and market expectations may impose additional costs and expose our clients to new risks;
•changes in tax laws, regulations or accounting rules may make certain types of investments in or by our clients less valuable;
•our clients are exposed to environmental, building and other laws, natural disasters, adverse impacts from global climate change and other factors beyond their control as a result of their investment in real estate;
•public health safety events, such as pandemics, may adversely impact our clients’ business, operating results, financial condition and value;

•our clients have significant investments in certain types of assets, such as retail net lease properties, hotels, senior living communities and office, industrial and healthcare properties, and market changes which impact these specific types of assets (e.g., a reduction in levels of business travel and occupancy at hotels and senior living communities as a result of adverse economic and market conditions, tenant and customer trends, new competition for short term accommodations, changes in Medicare and Medicaid rates and other regulatory matters, a further reduction in the demand for office space and an oversupply of office space as a result of remote, hybrid and other flexible working arrangements, and declining economic activity, oversupply of industrial buildings or technological or market practice changes, such as offshoring, reducing the demand for industrial properties) may adversely impact certain of the clients’ ability to maintain or grow their businesses;
•our clients with significant investments in office space have and may continue to experience declines in demand for office space consistent with declines in the office space industry generally, as a result of remote, hybrid and other flexible working arrangements which have adversely impacted such clients’ operating results and financial condition;
•declines in revenue, business or assets of a client may result in a corresponding decline or reduced market capitalizations for another client due to their business relationships with each other;
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
Many of our clients are SEC registrants and file reports with the SEC as required by the Exchange Act. A discussion of the businesses and the risks associated with the businesses of our clients that are SEC registrants is contained in the reports filed by our clients, including in the section captioned “Risk Factors” in each Managed REIT’s Annual Report on Form 10-K for the year ended December 31, 2025, as those Risk Factors may have been updated or supplemented in those companies’ Quarterly Reports on Form 10-Q filed subsequently. Copies of these reports are available at the SEC’s website, www.sec.gov.
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
Substantially all of the voting power in RMR Inc. and a majority of the economic interest in RMR LLC is held by ABP Trust, an entity controlled by its sole trustee, Adam Portnoy. Mr. Portnoy is Chair of our Board of Directors and one of our Managing Directors and is our President and Chief Executive Officer. RMR Inc. is the managing member of RMR LLC. As of September 30, 2026, Adam Portnoy beneficially owned in aggregate, directly and indirectly through ABP Trust, a combined direct and indirect 50.5% economic interest in RMR LLC and controlled 91.0% of the aggregate voting power of our outstanding capital stock. As a result of this voting control, Adam Portnoy is effectively able to determine the outcome of all matters requiring shareholder approval, including, but not limited to, election of our directors. Adam Portnoy is able to cause or prevent a change of control of RMR Inc., and this voting control could preclude any unsolicited acquisition of RMR Inc. The voting control of Adam Portnoy could deprive our shareholders of an opportunity to receive a premium for their Class A Common Shares as part of a sale of us and may affect the market price of our Class A Common Shares.

Our management agreements with the Managed Equity REITs may discourage our change of control.
Each Managed Equity REIT may terminate its management agreements with us if we experience a change of control, as defined in those agreements, without payment of any termination fee. We may be unable to duplicate the long term management arrangements we have with certain of the Managed Equity REITs if the management agreements were terminated following our change of control. As a result, the management agreements may discourage a change of control of us, including a change of control which might result in payment of a premium for our Class A Common Shares.
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
ABP Trust controls 100.0% of our Class B-1 Common Shares (which are exchangeable for Class A Common Shares) and Class B-2 Common Shares, some of our currently outstanding Class A Common Shares and approximately 46.6% of our Class A Units of RMR LLC (which ABP Trust may cause RMR LLC to redeem for, at our election, Class A Common Shares on a one for one basis or cash). Thus, a significant portion of our ownership is not trading in the public markets. ABP Trust may sell any or all of its Class A Common Shares at any time without approval by our other shareholders. Speculation by the press, stock analysts, our shareholders or others regarding the intention of ABP Trust to dispose of Class A Common Shares could adversely affect the market price of our Class A Common Shares. Moreover, the market price of our Class A Common Shares may be adversely impacted by the fact that a significant amount of our outstanding shares is not included in the public float of our Class A Common Shares and by our dual-stock structure. Accordingly, our Class A Common Shares may be worth less than they would be if the Class A Common Shares that ABP Trust controls or has a right to acquire were trading in the public markets.
We and our clients are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We and our clients are party to transactions with related parties, including with entities controlled by Adam Portnoy and entities that we manage. For example, because of the relationships among us, Adam Portnoy, and our clients, the agreements we are party to with them, including our management agreements, are among related parties. Our and our clients’ agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Our shareholders or the shareholders of one or more of our clients may challenge such related party transactions. Although all past challenges have been unsuccessful, if any future challenges to related party transactions were to be successful, we or our clients might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our or our clients’ reputation, business and growth and could adversely affect our or our clients’ ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated. Declines in revenue, business or assets of a client may also result in a corresponding decline or reduced market capitalization for another client due to their business relationships with each other. For example, Sonesta manages many of SVC’s hotels and SVC owns approximately 34% of Sonesta’s outstanding common stock; accordingly, a decline in the performance or prospects of Sonesta would be expected to adversely impact SVC.

Our management responsibilities to each of our clients and any future companies we may manage may give rise to actual, potential or perceived conflicts of interest.
Some of our clients have overlapping investment objectives, and if and as we expand our management services to include additional private real estate capital clients, additional overlapping investment objectives may result. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. In addition, the perception of non-compliance with our allocation policies could harm our reputation with private capital investors and our public stockholders. Additionally, some of our clients have material business relationships with, and in some instances have engaged in material transactions with, other of our clients that could give rise to conflicting interests. Our and our controlling shareholder’s investment in some of our clients also could give rise to conflicting interests. For example, during the fiscal year ended September 30, 2026, we acquired approximately 6.4% of SVC’s outstanding common shares, increasing our and our controlling shareholder’s combined ownership to approximately 6.8%; we acquired approximately 2% of OPI’s outstanding common shares; and we increased our and our controlling shareholders’ combined ownership of SEVN’s outstanding common shares from approximately 14% to approximately 22%. Our clients rely on information and management services we provide to them. While we believe we and our clients have appropriate policies and procedures in place that are intended to manage and mitigate the risks of conflicts of interest, our allocation of investment opportunities and cost reimbursements, advice, recommendations and commitments of our management team across our clients might be perceived to favor one client at the expense of another. If we fail or appear to fail to deal appropriately with one or more potential or actual conflicts of interest, our reputation could be damaged and could have a materially adverse effect on our business, financial condition or results of operations in a number of ways, including an inability to raise additional funds and a reluctance of counterparties to do business with us.
In addition to serving as the Chair and a member of our Board of Directors and on our executive team, Adam Portnoy serves as the chair of the board and as a managing trustee of each Managed REIT other than OPI, as a trustee of OPI and as a director of Sonesta (and its parent); certain of our other officers serve as managing trustees or directors of our clients; and all of the executive officers of the Managed REITs and one of the executive officers of Sonesta are officers and employees of ours. In addition, some of the independent trustees of the Managed REITs also serve as independent trustees of other Managed REITs. Mr. Portnoy is also the controlling shareholder of Sonesta. These multiple responsibilities and varying interests could create competition for the time and efforts of Adam Portnoy and RMR LLC and its subsidiaries and their officers and employees, and actual, potential or perceived conflicts of interest may arise.
Shareholder litigation, dissident shareholder director nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related parties and entities. The various relationships noted above may precipitate such activities. In addition, certain proxy advisory firms which have significant influence over the voting by shareholders of public companies, have, in the past, recommended that shareholders vote against, or withhold votes for, the election of board members at annual meetings of shareholders of our clients and vote against certain proposals at special meetings of shareholders, and they may advocate for similar voting actions for future meetings. These actions may affect the outcome of those shareholder votes and impact the governance of those clients, which may increase the risk of shareholder activism and litigation at those clients. These activities could result in substantial costs and diversion of our management’s attention and could have a material adverse effect on our and our clients’ reputations and businesses.
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
Additionally, our governing documents require us to indemnify, to the maximum extent permitted by Maryland law, any of our present or former directors or executive officers who is made or threatened to be made a party or otherwise involved in a proceeding by reason of his or her service in that capacity and to pay his or her expenses in advance of final disposition of a proceeding upon our receipt of an undertaking by or on behalf of such person to repay such amount if it is ultimately determined that such person is not entitled to be indemnified by us. We have also entered into separate agreements with our directors and executive officers providing for indemnification and advancement of expenses in addition to any rights such person may have under our governing documents.
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
Our bylaws currently provide that other than any action arising under the Securities Act of 1933, as amended (the “Securities Act”), the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined under the Maryland General Corporation Law; (2) any derivative action or proceeding brought on our behalf; (3) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, agent or employee of ours to us or our shareholders; (4) any action asserting a claim against us or any director, officer, agent or employee of ours arising pursuant to Maryland law or our charter or bylaws, including any disputes, claims or controversies brought by or on behalf of a shareholder either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of our stock or our shareholders against us or any of our directors, officers, agents or employees, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our charter or bylaws; or (5) any action asserting a claim against us or any director, officer, agent or employee of ours that is governed by the internal affairs doctrine of the State of Maryland. Unless we otherwise consent in writing, to the fullest extent permitted by law, the sole and exclusive forum for claims that arise under the Securities Act is the federal district courts of the United States of America. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of stock shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our directors, officers, employees or agents, which may discourage lawsuits against us and our directors, officers, employees or agents.

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
Under RMR Inc.’s charter and RMR LLC’s operating agreement, no director or officer of ours who is also serving as an officer, employee or agent of a client or ABP Trust or any of its affiliates is required to present, communicate or offer any business opportunity to us, and such person shall have the right to hold any business opportunity for themselves or transfer it to any other person to the maximum extent permitted by Maryland law. If any of these persons fails to present an opportunity to us or takes the opportunity for themselves, to the maximum extent permitted under Maryland law they will not be liable to us. We have renounced all potential interest or expectation in certain business opportunities which may fit our growth objectives in the future or otherwise have value to us. These opportunities may be directed to the clients or other persons or entities with which RMR LLC may have a relationship. Additionally, under our governing documents, our directors, officers, employees and agents are permitted to engage in other business activities that are similar to, or even competitive with, our own. If such persons engage in competitive business activities, we may have no remedy under our governing documents in those circumstances.

We may enter into new lines of businesses and doing so may result in additional risks and uncertainties in our businesses.
To the extent we enter into a new line of business, we will face numerous risks and uncertainties, including risks associated with: (i) the required investment of capital and other resources; (ii) the possibility that we have insufficient expertise to engage in such activities competently or profitably; (iii) combining or integrating operational and management systems and controls; and (iv) the broadening of our geographic footprint, including the risks associated with conducting operations in non-U.S. jurisdictions. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. During the past several years, we have expanded our Private Capital business through the execution of new business ventures, increasing our Private Capital assets under management from approximately $1.3 billion as of September 30, 2021 to approximately $11.9 billion as of September 30, 2026. We have continued to expand our Private Capital real estate investments through additional acquisitions in the RMR Residential business and a value-add retail investment. In addition, our strategic initiatives include joint ventures or partnerships, in which case we may be subject to additional risks and uncertainties because we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control. There can be no assurance that our increased focus on private real estate capital or any other business initiative we decide to pursue will be successful in the future or that we will achieve our performance objectives.
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

Governance
Our Board of Directors holds oversight responsibility over our strategy and risk management, including material risks related to cybersecurity threats. Our Audit Committee takes a leading role in oversight of risk management, including risks related to cybersecurity, and receives reports from our management regarding cybersecurity risks and countermeasures being undertaken or considered by us, including updates on the internal and external cybersecurity landscape and relevant technical developments and more frequent reports as it may direct or as warranted. Our cybersecurity program is led by our Chief Technology Officer, or CTO, who has over two decades of relevant experience in information technology and cybersecurity and has primary responsibility for assessing and managing material risks from cybersecurity threats and overseeing our cybersecurity team. Our CTO has previously held senior information technology and security roles, including as Chief Information Officer of a global real estate firm and of a real estate investment trust. Our Director of Information Security and our cybersecurity team are responsible for, among other things, information technology failure mitigation and business continuity, cybersecurity threat detection and incident response and continuous network monitoring. Our cybersecurity team members have a broad array of relevant skills and expertise and have obtained, or are working to obtain, relevant information security certifications, including Certified Information Systems Security Professional, Certified Information Systems Auditor and Certified Risk and Information Systems Control certifications. Our Director of Information Security assembles our incident response and investigative teams and informs our CTO if an incident occurs. Investigative findings are reported to our executive leadership and to the relevant authorities if warranted. Our CTO works closely with our senior management, including cross-functional leaders in our human resources, legal and corporate communications departments, to develop and advance our cybersecurity strategy and reports to our Audit Committee on cybersecurity matters.
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
As of September 30, 2026, our wholly owned properties were comprised of one retail property near Chicago, IL containing approximately 204,000 rentable square feet and three residential properties located in three states containing approximately 781 units. For more information about our wholly owned properties, see Note 4, Acquisitions to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of November 6, 2026, there were 1,904 shareholders of record of our Class A Common Shares.
We currently plan to pay a regular quarterly cash dividend equal to $0.45 per share ($1.80 per share per year) to holders of our Class A Common Shares.
Issuer purchases of equity securities.
The following table provides information about our purchases of our equity securities during the fiscal year ended September 30, 2026:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	or Programs	Programs
October 1 - October 31, 2025	—	$—	N/A	N/A
November 1 - November 30, 2025	104	$15.21	N/A	N/A
December 1 - December 31, 2025	2,224	$15.17	N/A	N/A
January 1 - January 31, 2026	—	$—	N/A	N/A
February 1 - February 28, 2026	—	$—	N/A	N/A
March 1 - March 31, 2026	2,935	$15.56	N/A	N/A
April 1 - April 30, 2026	417	$15.58	N/A	N/A
May 1 - May 31, 2026	—	$—	N/A	N/A
June 1 - June 30, 2026	979	$20.51	N/A	N/A
July 1 - July 31, 2026	12,176	$20.54	N/A	N/A
August 1 - August 31, 2026	—	$—	N/A	N/A
September 1 - September 30, 2026	57,670	$18.82	N/A	N/A
Total	76,505	$18.86	N/A	N/A
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
In connection with OPI’s emergence from chapter 11 bankruptcy protection on June 17, 2026, we entered into an amended and restated business management agreement and an amended and restated property management agreement with OPI, each with initial terms of five years and terminable without payment of a termination fee after the first two years. Under the amended and restated business management agreement, we are entitled to an annual fee of $14,000 during the first two years and we will be paid a 3.0% property management fee and a 5.0% construction supervision fee under the new property management agreement, consistent with the prior property management agreement.
For further information regarding the fees we earn, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The following table presents for each Managed Equity REIT, with the exception of OPI, a summary of its primary strategy and the lesser of the historical cost of its assets under management and its market capitalization as of September 30, 2026 and 2025, as applicable:

		Lesser of Historical Cost of Assets
		Under Management or
		Total Market Capitalization as of
		September 30,
REIT	Primary Strategy	2026	2025
DHC	Senior living communities, medical office and life science properties and other healthcare related properties	$4,345,528	$3,847,471
ILPT	Industrial and logistics properties	4,696,707	4,607,421
SVC	Service-focused retail net lease properties and hotels	5,488,369	6,410,822
		$14,530,604	$14,865,714
A Managed Equity REIT’s historical cost of assets under management includes the real estate it owns and its consolidated assets invested directly or indirectly in equity interests in real estate (including acquisition related costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or other similar non-cash reserves. A Managed Equity REIT’s average market capitalization includes the average value of the Managed Equity REIT’s outstanding common equity value during the period, plus the daily weighted average of each of the aggregate liquidation preference of preferred shares, if any, and the principal amount of consolidated indebtedness during the period. The table above presents, for each Managed Equity REIT, with the exception of OPI, the lesser of the historical cost of its assets under management and its market capitalization as of the end of each period.
The basis on which our base business management fees are calculated for the fiscal years ended September 30, 2026 and 2025 may differ from the basis at the end of the periods presented in the table above. As of September 30, 2026, the market capitalization was lower than the historical cost of assets under management for DHC, ILPT and SVC; the historical cost of assets under management for DHC, ILPT and SVC as of September 30, 2026, were $6,805,097, $5,718,957 and $9,754,254, respectively.
The fee revenues we earned from the Managed Equity REITs for the fiscal years ended September 30, 2026 and 2025 are set forth below:

	Fiscal Year Ended September 30, 2026
	Base	Property		Incentive
	Business	Management	Construction	Business
	Management	and Other	Supervision	Management
REIT	Revenues	Revenues	Revenues	Revenues	Total
DHC	$18,946	$4,304	$1,220	$17,905	$42,375
ILPT	24,054	13,374	576	5,679	43,683
OPI	12,147	11,048	784	—	23,979
SVC	26,456	10,462	2,064	—	38,982
	$81,603	$39,188	$4,644	$23,584	$149,019

	Fiscal Year Ended September 30, 2025
	Base	Property		Incentive
	Business	Management	Construction	Business
	Management	and Other	Supervision	Management
REIT	Revenues	Revenues	Revenues	Revenues	Total
DHC	$16,142	$5,080	$1,752	$—	$22,974
ILPT	23,437	12,965	533	—	36,935
OPI	11,412	10,838	1,794	—	24,044
SVC	29,039	7,865	2,912	—	39,816
	$80,030	$36,748	$6,991	$—	$123,769

Other Clients
We provide business management services to Sonesta and AlerisLife. Sonesta manages and franchises hotels, resorts and cruise ships in the United States, Canada, Latin America, the Caribbean and the Middle East; the majority of the U.S. hotels that Sonesta operates are owned by SVC. AlerisLife operated senior living communities throughout the U.S., many of which were owned by DHC. In September 2025, AlerisLife announced that it had entered into agreements to transition the management of its senior living communities to third party operators and in January 2026 completed the sale of all of its assets. AlerisLife has effectively ceased operations and no substantive activity is expected before formal dissolution as it continues to wind down its business. RMR LLC will continue to provide management services through the wind down period. Generally, our fees earned from business management services to Sonesta and AlerisLife are based on a percentage of certain revenues.

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

Our management fee revenues from services to these clients for the fiscal years ended September 30, 2026 and 2025, are set forth in the following table:

	Fiscal Year Ended September 30,
	2026				2025
	Base	Property			Base	Property
	Business	Management	Construction		Business	Management	Construction
	Management	and Other	Supervision		Management	and Other	Supervision
	Revenues	Revenues	Revenues	Total	Revenues	Revenues	Revenues	Total
Sonesta	$7,757	$—	$—	$7,757	$9,314	$—	$—	$9,314
RMR Residential	471	12,932	1,441	14,844	510	15,422	1,592	17,524
Other private entities	12,130	8,794	1,504	22,428	17,846	8,318	726	26,890
SEVN	—	73	8	81	—	73	5	78
	$20,358	$21,799	$2,953	$45,110	$27,670	$23,813	$2,323	$53,806
Advisory Business
Tremont provides advisory services to SEVN, a publicly traded mortgage REIT that focuses on originating and investing in first mortgage loans secured by middle market and transitional commercial real estate. Tremont is primarily compensated pursuant to its management agreement with SEVN based on a percentage of equity, as defined in the applicable agreement.
For the fiscal years ended September 30, 2026 and 2025, Tremont earned advisory services revenue of $5,201 and $4,475, respectively, and incentive fees of $204 and $653, respectively.
Private Capital Business
As part of our strategic initiative to expand our private capital business, we acquire value-add multifamily residential and retail properties and equity interests in multifamily residential joint ventures, using them to develop a track record in these sectors for future fundraising. We plan to syndicate our multifamily residential acquisitions to third party investors through a managed fund or traditional joint venture.
We own equity interests in three joint ventures: (i) a 225-unit residential community in Pompano Beach, FL, or the Pompano JV, (ii) a 400-unit residential community in Sunrise, FL, or the Sunrise JV, and (iii) a 406-unit residential portfolio in Greenwich, CT, or the Greenwich JV. These properties were acquired for an aggregate purchase price of $546,600. As a general partner of these joint ventures, we made aggregate equity contributions of $17,729, with institutional investors funding the remaining equity. In conjunction with these acquisitions, we earned aggregate acquisition fees of $1,243 and are entitled to asset management, property management and construction supervision fees pursuant to management agreements with these private capital joint ventures. We are also entitled to a carried interest if we meet certain investment returns.

We own three multifamily residential communities located near Denver, CO, Raleigh, NC and Orlando, FL and one retail community shopping center near Chicago, IL, which were acquired for an aggregate purchase price of $234,636, excluding acquisition costs. We financed the multifamily residential acquisitions with cash on hand and $139,700 in mortgage proceeds, excluding financing costs and subsequent loan draws on unfunded amounts. Two of these mortgages are floating rate and carry interest at the Secured Overnight Financing Rate, or SOFR, plus a premium and one mortgage has a fixed interest rate of 5.34%. To mitigate our exposure to fluctuating interest rates on our floating rate mortgages, we purchased interest rate caps on both mortgages with a current SOFR strike rate equal to 3.00%. The retail property was acquired with cash on hand.

RESULTS OF OPERATIONS (dollars in thousands)
The following table presents the changes in our operating results for the fiscal year ended September 30, 2026 compared to the fiscal year ended September 30, 2025:

	Fiscal Year Ended September 30,
	2026	2025	$ Change	% Change
Revenues:
Management services	$170,545	$177,575	$(7,030)	(4.0)%
Incentive fees	23,788	653	23,135	n/m
Advisory services	5,201	4,475	726	16.2%
Total management, incentive and advisory services revenues	199,534	182,703	16,831	9.2%
Loan investment interest income	852	5,848	(4,996)	(85.4)%
Loan investment interest expense	(441)	(3,401)	2,960	(87.0)%
Income from loan investments, net	411	2,447	(2,036)	(83.2)%
Rental property revenues	20,435	8,273	12,162	147.0%
Reimbursable compensation and benefits	68,333	77,970	(9,637)	(12.4)%
Reimbursable equity based compensation	12,815	6,882	5,933	86.2%
Other reimbursable expenses	341,680	422,009	(80,329)	(19.0)%
Total reimbursable costs	422,828	506,861	(84,033)	(16.6)%
Total revenues	643,208	700,284	(57,076)	(8.2)%
Expenses:
Compensation and benefits	153,656	161,728	(8,072)	(5.0)%
Equity based compensation	15,762	9,664	6,098	63.1%
Separation costs	4,932	7,078	(2,146)	(30.3)%
Total compensation and benefits expense	174,350	178,470	(4,120)	(2.3)%
General and administrative	40,925	42,497	(1,572)	(3.7)%
Other reimbursable expenses	341,680	422,009	(80,329)	(19.0)%
Rental property expenses	7,182	2,833	4,349	153.5%
Transaction and acquisition related costs	1,119	1,142	(23)	(2.0)%
Loss on impairment of other assets	19,066	—	19,066	n/m
Depreciation and amortization	18,000	11,551	6,449	55.8%
Total expenses	602,322	658,502	(56,180)	(8.5)%
Operating income	40,886	41,782	(896)	(2.1)%
Interest income	1,843	5,197	(3,354)	(64.5)%
Interest expense	(11,553)	(4,308)	(7,245)	168.2%
Change in fair value of Earnout liability	3,639	8,319	(4,680)	(56.3)%
Loss on investments	(5,322)	(5,085)	(237)	4.7%
Loss on extinguishment of debt	(452)	—	(452)	n/m
Gain on sale of real estate	—	445	(445)	(100.0)%
Income before income tax expense	29,041	46,350	(17,309)	(37.3)%
Income tax expense	(5,182)	(7,671)	2,489	(32.4)%
Net income	23,859	38,679	(14,820)	(38.3)%
Net income attributable to noncontrolling interest in The RMR Group LLC	(14,554)	(21,910)	7,356	(33.6)%
Net loss attributable to other noncontrolling interests	1,399	827	572	69.2%
Net income attributable to The RMR Group Inc.	$10,704	$17,596	$(6,892)	(39.2)%
n/m - not meaningful

References to changes in the income and expense categories below relate to the comparison of consolidated results for the fiscal year ended September 30, 2026, compared to the fiscal year ended September 30, 2025. For a comparison of consolidated results for the fiscal year ended September 30, 2025 compared to the fiscal year ended September 30, 2024, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
Management services revenue. Management services revenue decreased $7,030 primarily due to a decrease in base business management revenues of $5,739 due to the wind down of AlerisLife’s business and lower construction supervision revenues of $1,717 due to declines in capital spend at the Managed Equity REITs, partially offset by higher property management revenues of $426 due to contractual rent increases at the Managed Equity REITs.
Incentive fees. Incentive fees increased $23,135 due to fees earned from DHC and ILPT for calendar year 2025. Each of DHC’s and ILPT’s respective total return per share exceeded the applicable benchmark total return per share for the measurement period, as defined in the respective management agreements for calendar year 2025.
Advisory services revenue. Advisory services revenue consists of compensation earned by Tremont pursuant to its management agreement with SEVN. For further information about these revenues, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Income from loan investments, net. Income from loan investments, net decreased $2,036 due to the sale of our two mortgage loans to SEVN in November 2025.
Rental property revenues. Rental property revenues increased $12,162 primarily due to our acquisition of properties in Chicago, IL, Raleigh, NC and Orlando, FL after the second fiscal quarter of 2025.
Reimbursable compensation and benefits. Reimbursable compensation and benefits includes reimbursements, at cost, that arise primarily from services our employees provide pursuant to our property management agreements at the properties of our clients. A significant portion of these compensation and benefits are charged or passed through to and paid by tenants of our clients. Reimbursable compensation and benefits decreased $9,637 primarily due to cost containment measures that included headcount reductions over the last twelve months and disposition activities since October 1, 2024.
Reimbursable equity based compensation. Reimbursable equity based compensation includes awards of common shares by our clients directly to certain of our officers and employees in connection with the provision of management services to those clients. We record an equal, offsetting amount as equity based compensation expense for the value of these awards. Reimbursable equity based compensation revenue increased $5,933 primarily as a result of increases in certain of our clients’ respective share prices and increases in total unvested shares as of the current fiscal period.
Other reimbursable expenses. For further information about these reimbursements, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Compensation and benefits. Compensation and benefits consists of employee salaries and other employment related costs, including health insurance expenses and contributions related to our employee retirement plan. Compensation and benefits expense decreased $8,072 due to cost containment measures that included headcount reductions over the last twelve months and disposition activities since October 1, 2024.
Equity based compensation. Equity based compensation consists of the value of vested shares awarded to certain of our employees under our and our clients’ equity compensation plans. We record an equal offsetting amount as reimbursable equity based compensation revenue for the value of awards under our clients’ equity compensation plans to certain of our employees. Equity based compensation increased $6,098 primarily as a result of increases in certain of our clients’ respective share prices and increases in total unvested shares as of the current fiscal period.
Separation costs. Separation costs consist of employment termination costs. For further information about these costs, see Note 10, Related Party Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
General and administrative. General and administrative expenses consists of office related expenses, information technology related expenses, employee training, travel, professional services expenses, director compensation and other administrative expenses. General and administrative costs decreased $1,572 primarily due to declines in third party construction supervision fees and recurring professional fees.

Rental property expenses. Rental property expenses increased $4,349 primarily due to our acquisition of properties in Chicago, IL, Raleigh, NC and Orlando, FL after the second fiscal quarter of 2025.
Transaction and acquisition related costs. Transaction and acquisition related costs in the prior fiscal period primarily represent costs associated with our acquisition of MPC and related integration expenses. Costs incurred in the current fiscal period relate to other transactions and agreements with our Managed Equity REITs or private capital vehicles.
Loss on impairment of other assets. Loss on impairment of other assets relates to a write off of the unamortized portion of other assets attributable to the prior management agreements with OPI. For further information about this impairment and the associated amended and restated management agreements, see Note 10, Related Party Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Depreciation and amortization. Depreciation and amortization increased $6,449 primarily due to depreciation in the current fiscal period of our owned properties in Chicago, IL, Raleigh, NC and Orlando, FL, which were acquired after the second fiscal quarter of 2025.
Interest income. Interest income decreased $3,354 due to a lower amount of investable cash and lower average interest rates during the current fiscal period compared to the prior fiscal period.
Interest expense. Interest expense increased $7,245 primarily due to mortgage notes encumbering our owned properties in Raleigh, NC and Orlando, FL, which were acquired after the third fiscal quarter of 2025, and borrowings on our revolving credit facility.
Change in fair value of Earnout liability. For further information about the Earnout liability, see Note 4, Acquisitions and Note 9, Fair Value of Financial Instruments to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Loss on investments. Loss on investments represents the unrealized and realized gains or losses on our investments in OPI, SVC and SEVN common shares, investment in Fund VII and investment in joint ventures. For further information, see Note 8, Investments, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Loss on extinguishment of debt. Loss on extinguishment of debt represents the loss recognized on unamortized deferred fees related to our secured financing facility which was terminated in the current fiscal period.
Gain on sale of real estate. We recorded a $445 gain on sale of real estate resulting from the sale of a property in Woodstock, GA during the prior fiscal period.
Income tax expense. The decrease in income tax expense of $2,489 is primarily attributable to lower taxable income.

LIQUIDITY AND CAPITAL RESOURCES (dollars in thousands, except per share amounts)
Our current assets have historically been comprised predominantly of cash, cash equivalents and receivables for business management, property management, construction supervision and advisory services fees. As of September 30, 2026 and 2025, we had cash and cash equivalents of $47,936 and $62,297, respectively, of which $10,449 and $19,478, respectively, was held by RMR Inc., with the remainder being held at RMR LLC and its subsidiaries. Cash and cash equivalents include all short term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less from the date of purchase. As of September 30, 2026 and 2025, $38,361 and $50,662, respectively, of our cash and cash equivalents were invested in money market accounts.
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
For the fiscal year ended September 30, 2026, pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to its holders of its membership units totaling $17,066, of which $9,069 was distributed to RMR Inc. and $7,997 was distributed to ABP Trust, based on each membership unit holder’s then respective ownership percentage in RMR LLC. The $9,069 distributed to RMR Inc. was eliminated in our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, and the $7,997 distributed to ABP Trust was recorded as a reduction of their noncontrolling interest. We used a portion of these funds distributed to RMR Inc. to pay our tax liabilities and amounts due under a tax receivable agreement. Excess cash distributed to us as part of the required quarterly tax distributions are accumulated at RMR Inc. to fund future dividends to holders of our Class A Common Shares and Class B-1 Common Shares.
During the fiscal year ended September 30, 2026, we paid cash distributions to the holders of our Class A Common Shares, Class B-1 Common Shares and to the other owner of RMR LLC membership units in the aggregate amount of $49,932. On October 8, 2026, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 19, 2026 in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,746. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,308, of which $5,508 will be distributed to us based on our aggregate ownership of 17,213,499 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect the total distribution will amount to approximately $12,546 and we expect to pay this distribution on or about November 12, 2026. See Note 11, Shareholders’ Equity, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding these distributions.
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

In November 2025, SEVN commenced a transferable rights offering to raise gross proceeds of approximately $65,200 whereby shareholders of record of its common shares of beneficial interest, or SEVN common shares, received, at no charge, one transferable subscription right for every one SEVN common share held, pursuant to which such shareholders could purchase, at a specified subscription price, one SEVN common share for every two subscription rights held. We, through Tremont, participated in the rights offering by (i) exercising our pro rata subscription rights based on our existing ownership in SEVN by purchasing 854,029 shares for $7,387 and (ii) purchasing 2,015,748 additional SEVN common shares not otherwise sold in the rights offering for $17,436, subject to the terms and conditions of a backstop agreement, using cash on hand.
In April 2026, SVC completed a public offering of its common shares of beneficial interest at a price of $1.20 per share. We participated in the offering by purchasing 41,666,666 common shares for $50,000 using cash on hand and borrowings under our revolving credit facility.
As of September 30, 2026 and November 6, 2026, we had $45,000 outstanding on our revolving credit facility.
Cash Flows
The $3,319 decrease in net cash flows provided by operating activities for the fiscal year ended September 30, 2026 compared to the prior period reflects unfavorable changes in working capital, partially offset by the impact of incentive fees paid by DHC and ILPT in the current period, which amounted to $23,584 in the aggregate. The $155,697 decrease in net cash flows used in investing activities for the fiscal year ended September 30, 2026 compared to the prior period was due to our acquisition of three wholly owned properties in the prior period and the sale of our loan investments in the current period, partially offset by our investment in SVC and SEVN shares in the current period. The $87,437 increase in net cash flows used in financing activities for the fiscal year ended September 30, 2026 compared to the prior period was due to proceeds from mortgage financings in the prior period and full repayment of our secured financing facility in the current period, partially offset by net borrowings on our revolving credit facility in the current period.
As of September 30, 2026, we had no off-balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
In connection with OPI’s emergence from chapter 11 bankruptcy protection on June 17, 2026, we entered into an amended and restated business management agreement and property management agreement with OPI, each with initial terms of five years. Under the amended and restated business management agreement, we are entitled to an annual fee of $14,000 during the first two years. Under the amended and restated property management agreement, we are entitled to a property management fee equal to 3.0% of gross rents and a construction supervision fee equal to 5.0% of construction costs, consistent with the prior property management agreement. Each management agreement is terminable without payment of a termination fee after the first two years.
Tax Receivable Agreement
We are party to a tax receivable agreement which provides for the payment by RMR Inc. to ABP Trust of 85.0% of the amount of savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by it as a result of the tax receivable agreement. See Note 10, Related Party Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. As of September 30, 2026, our consolidated balance sheet reflects a liability related to the tax receivable agreement of $15,981, of which we expect to pay $2,663 to ABP Trust during the fourth quarter of fiscal year 2027.
Related Party Transactions
We have relationships and historical and continuing transactions with Adam Portnoy, the Chair of our Board and one of our Managing Directors, as well as our clients and certain employees. For further information about these and other such relationships and related party transactions, please see Note 2, Summary of Significant Accounting Policies and Note 10, Related Party Transactions, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, the section captioned “Business” above in Part I, Item 1 of this Annual Report on Form 10-K, our definitive Proxy Statement for our 2027 Annual Meeting of Shareholders, or the 2027 Proxy Statement, to be filed within 120 days after the close of the fiscal year ended September 30, 2026, and our other filings with the SEC. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related party transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including

“Warning Concerning Forward-Looking Statements” and Part I, Item 1A “Risk Factors.” We may engage in additional transactions with related parties, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Estimates
An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. The preparation of our consolidated financial statements requires our management to make certain critical accounting estimates and judgments that impact (i) the revenue recognized during the reporting periods, (ii) the estimation of fair values, including the allocation of purchase prices and our assessment of carrying values of long lived assets, (iii) our principles of consolidation and (iv) the assessment of goodwill for certain reporting units. These accounting estimates are based on our management’s judgment. We consider them to be critical because of their significance to our consolidated financial statements and the possibility that future events may cause differences from current judgments or because the use of different assumptions could result in materially different estimates. We review these estimates on a periodic basis to test their reasonableness.
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
Fair Value. We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For acquired real estate, we record land, buildings and improvements, and, if applicable, the value of in place leases, the fair market value of above or below market leases and tenant relationships at fair value. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisers to provide market information and evaluations, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others, that are relevant to our purchase price allocations and determinations of useful lives; however, our management is ultimately responsible for the purchase price allocations and determination of useful lives. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.
We regularly evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, our concerns about a tenant’s financial condition (which may be endangered by a rent default or other information which comes to our attention) or our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.
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

Other financial instruments, such as our investments in OPI, SVC and SEVN, are carried at fair values that do not involve a significant level of judgment or estimation uncertainty. For more information on these financial instruments, see Note 9, Fair Value of Financial Instruments to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Goodwill Assessment. We assess goodwill for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our impairment assessment is performed at the reporting unit level. For our annual assessment of goodwill in 2025, we utilized an independent third-party appraiser to assist in the valuation of certain reporting units’ net assets. This valuation was then compared to the carrying amount, inclusive of assigned goodwill. The fair value of the reporting unit was determined using a combination of the income approach (discounted cash flow method) and the market approach (guideline public company method). Key assumptions included projected revenue growth rates, operating margins, tax rates, discount rates and terminal growth rates. We determined that the fair value of our reporting unit was greater than its carrying amount and therefore no impairment charge was recorded for the fiscal year ended September 30, 2025.
As of September 30, 2026, goodwill represents approximately 10% of our total assets. For our annual assessment of goodwill in 2026, we performed a qualitative evaluation of the likelihood of goodwill impairment to determine whether it was necessary to calculate the fair value of our reporting unit under the goodwill impairment test. This evaluation included an assessment of macroeconomic and industry conditions, the reporting unit’s financial performance as compared with our expectations and changes in its managed assets and client relationships. We completed our qualitative assessment of potential goodwill impairment and determined that, as of September 30, 2026, it was more likely than not that the fair value of our assessed reporting unit was greater than its carrying amount and, accordingly, no further testing of goodwill was required and no impairment was recorded.
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
Floating Rate Debt
In September 2024, we, through our Tremont managed vehicle, entered into a master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement, for a facility with an aggregate maximum capacity of $200,000, pursuant to which we could sell to UBS, and later repurchase, commercial mortgage loans. We paid interest on borrowings under our secured financing facility at an annual rate of SOFR plus a spread ranging from 2.85% to 2.90%. In November 2025, we settled our outstanding obligations under our secured financing facility of $45,070, excluding accrued interest, and terminated our secured financing facility.

As of September 30, 2026, our outstanding floating rate debt consisted of the following:

	Principal Balance	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Raleigh, NC mortgage loan	$41,907	5.50%	$2,305	2028	Monthly
Orlando, FL mortgage loan	54,462	5.55%	3,023	2028	Monthly
Revolving credit facility	45,000	6.21%	2,795	2028	Term SOFR Expiration
	$141,369		$8,123
(1)    The annual interest rate is SOFR plus a premium, as adjusted by any related interest rate caps.
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
We also maintain our revolving credit facility which has a total borrowing capacity of $100,000. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. As of September 30, 2026 and November 6, 2026, we had $45,000 outstanding on our revolving credit facility.
In addition, upon renewal or refinancing of these obligations, we are vulnerable to increases in interest rate premiums, including increases in the cost of replacement interest rate caps, due to market conditions and our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results. The following table presents the approximate impact a one percentage point increase in interest rates would have on the annual floating rate interest expense of our floating rate debt as of September 30, 2026:

	Impact of an Increase in Interest Rates
	Weighted Average Interest Rate	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (1)
At September 30, 2026	5.75%	$141,369	$8,123	$(0.17)
One percentage point increase (2)	6.06%	$141,369	$8,572	$(0.18)
(1)    Based on the diluted weighted average common shares outstanding and income tax rate for the fiscal year ended September 30, 2026 and includes the impact of noncontrolling interests.
(2)    A one percentage point increase in floating interest rates would not have an impact on annual interest expense for our floating rate mortgage loans because current interest rates exceed the strike rates of our interest rate caps, which fully offset any increases in interest rates. However, a one percentage point increase in the weighted average interest rate percentage of our floating rate mortgage loans and our revolving credit facility at September 30, 2026 would result in a weighted average interest rate of 6.75%, total floating rate interest expense per year of $9,536 and a decrease in annual earnings per share from total floating rate interest expense of $0.20.
The foregoing table shows the impact of an immediate one percentage point change in floating interest rates, including the impact of our interest rate caps. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of any floating rate debt we may incur and the impact, if any, of interest rate caps we may purchase. Generally, if interest rates were to change gradually over time, the impact would be spread over time. As of September 30, 2026, neither of our floating rate mortgage notes had an active interest rate floor.
Fixed Rate Debt
As of September 30, 2026, our outstanding fixed rate debt consisted of one mortgage note with a principal balance of $46,500 with a 5.34% fixed interest rate. This mortgage note requires monthly payments of interest only until maturity in July 2029. Because interest is to be paid at a fixed rate, changes in market interest rates during the term of this mortgage note will not affect our interest obligation. If this mortgage note is refinanced at an interest rate which is one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $465.

Changes in market interest rates would affect the fair value of our mortgage note. Increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2026 and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligation, a hypothetical immediate one percentage point change in the interest rates would change the fair value of this obligation by approximately $1,209.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2026. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of September 30, 2026, our internal control over financial reporting is effective.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2026 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B. Other Information
During the fiscal year ended September 30, 2026, none of our Directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K will be included in our definitive Proxy Statement for our 2027 Annual Meeting of Shareholders, or the 2027 Proxy Statement, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K will be included in the 2027 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may award our Class A Common Shares to our officers and employees under the Second Amended and Restated 2016 Omnibus Equity Plan, or the 2016 Plan. In addition, each of our Directors receives Class A Common Shares under the 2016 Plan as part of his or her annual compensation for serving as a Director. The terms of awards made under the 2016 Plan are determined by the Compensation Committee of our Board of Directors, at the time of the award. The following table is as of September 30, 2026.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans (excluding
	outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders - 2016 Plan	None.	None.	157,089 (1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	157,089 (1)
(1)    Consists of shares available for issuance pursuant to the terms of the 2016 Plan. Share awards that are forfeited will be added to the shares available for issuance under the 2016 Plan.
Other information required by this Item 12 of Form 10-K will be included in the 2027 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K will be included in the 2027 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K will be included in the 2027 Proxy Statement and is incorporated herein by reference.

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

10.5
Third Amended and Restated Business Management Agreement, dated as of June 17, 2026, between Office Properties Income Trust and The RMR Group LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 5, 2026.).

10.6
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, by and between Service Properties Trust (formerly known as Hospitality Properties Trust) and The RMR Group LLC. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)

10.7
First Amendment to Second Amended and Restated Business Management Agreement, dated as of August 1, 2021, by and between Service Properties Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 15, 2021.)

10.8
Second Amendment to the Second Amended and Restated Business Management Agreement, effective January 1, 2026, by and between Service Properties Trust and The RMR Group LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 4, 2026.)

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

10.15
Third Amended and Restated Property Management Agreement, dated as of June 22, 2021, by and between The RMR Group LLC and Service Properties Trust. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 5, 2021.)

10.16
Third Amended and Restated Property Management Agreement, dated as of June 9, 2021, by and between The RMR Group LLC and Diversified Healthcare Trust. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 5, 2021.)

10.17
Property Management Agreement, dated as of January 17, 2018, by and between The RMR Group LLC and Industrial Logistics Properties Trust. (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on January 18, 2018.)

10.18
Third Amended and Restated Property Management Agreement, dated as of June 17, 2026, between Office Properties Income Trust and The RMR Group LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 5, 2026.).

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

10.24
Form of Indemnification Agreement for the Registrant and its directors and executive officers. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-207423) filed with the SEC on October 14, 2015.)

10.25
Credit Agreement, dated as of January 22, 2025, among The RMR Group LLC, The RMR Group Inc., RMR Residential Management Group LLC, the lenders party thereto and Citibank, N.A., as administrative agent and as collateral agent (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-37616) filed with the SEC on January 23, 2025.)

10.26
Letter Agreement, dated as of February 5, 2025, by and among The RMR Group LLC and Jennifer B. Clark (+) (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 5, 2025.)

10.27
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

10.29	Form of The RMR Group Inc. Share Award Agreement (+). (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-37616) filed with the SEC on November 12, 2025.)
10.30	Form of Participation Agreement. (+) (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 6, 2025.)
10.31
Excerpt of Certain Provisions from the RMR Employee Carry LLC Agreement. (+) (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 6, 2025.)

19.1
The RMR Group Inc. Insider Trading Policies and Procedures (Incorporated by reference to Exhibit 19.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on February 4, 2026.)

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

99.3
Letter, dated January 29, 2019, between The RMR Group LLC and Industrial Logistics Properties Trust, regarding Property Management Agreement, between Industrial Logistics Properties Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 10, 2019.)

99.4
Letter Agreement, dated as of February 21, 2020, between Industrial Logistics Properties Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 11, 2020.)

99.5
Letter, dated February 25, 2022, between Industrial Logistics Properties Trust and The RMR Group LLC regarding Business Management Agreement between Industrial Logistics Properties Trust and The RMR Group LLC. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on May 4, 2022.)

99.6
Letter Agreement, dated as of May 1, 2023, between The RMR Group LLC and Service Properties Trust. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-37616) filed with the SEC on August 9, 2023.)

99.7
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
Item 16. Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The RMR Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The RMR Group Inc. and subsidiaries (the "Company") as of September 30, 2026 and 2025, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
As discussed in Notes 1 and 2 to the financial statements, the Company generates its revenue by providing management services to four publicly traded equity real estate investment trusts, two real estate operating companies, and private capital vehicles, as well as by providing advisory services to a publicly traded mortgage real estate investment trust, all of which are related parties. These entities are considered to be related parties for the reasons discussed in Note 10 to the financial statements. In addition, the Company has also entered into a number of other arrangements with its related parties, as further discussed in Note 10.
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
November 12, 2026
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of The RMR Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The RMR Group Inc. and subsidiaries (the "Company") as of September 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2026, of the Company and our report dated November 12, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

Boston, Massachusetts
November 12, 2026

The RMR Group Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30,
	2026	2025
Assets
Cash and cash equivalents held by The RMR Group Inc.	$10,449	$19,478
Cash and cash equivalents held by The RMR Group LLC	37,487	42,819
Due from related parties	88,370	79,703
Prepaid and other current assets	15,005	13,731
Loans held for investment, net of allowance for credit losses of $0 and $63, respectively	—	36,963
Total current assets	151,311	192,694
Loans held for investment, net of allowance for credit losses of $0 and $526, respectively	—	24,021
Property and equipment, net of accumulated depreciation of $17,657 and $7,980, respectively	225,639	228,655
Due from related parties, net of current portion	11,325	10,374
Investments	111,744	31,900
Goodwill	71,761	71,761
Intangible assets, net of accumulated amortization of $13,903 and $9,074, respectively	18,597	26,136
Operating lease right of use assets	17,829	22,876
Deferred tax asset	16,800	13,181
Other assets, net of accumulated amortization of $73,409 and $97,156, respectively	60,234	96,647
Total assets	$685,240	$718,245

Liabilities and Equity
Reimbursable accounts payable and accrued expenses	$52,443	$43,553
Accounts payable and accrued expenses	31,532	38,701
Current portion of Earnout liability	—	3,639
Operating lease liabilities	5,495	5,603
Current portion of secured financing facility, net	—	26,326
Total current liabilities	89,470	117,822
Operating lease liabilities, net of current portion	12,817	17,682
Amounts due pursuant to tax receivable agreement, net of current portion	13,318	15,926
Employer compensation liability, net of current portion	11,325	10,374
Secured financing facility, net of current portion	—	18,260
Secured revolving credit facility	45,000	—
Mortgage notes payable, net	140,465	136,168
Total liabilities	312,395	316,232

Commitments and contingencies

Equity:
Class A common stock, $0.001 par value; 32,500,000 shares authorized; 16,213,499 and 16,063,495 shares issued and outstanding, respectively	16	16
Class B-1 common stock, $0.001 par value; 1,000,000 shares authorized, issued and outstanding	1	1
Class B-2 common stock, $0.001 par value; 15,000,000 shares authorized, issued and outstanding	15	15
Additional paid in capital	124,759	121,706
Retained earnings	464,526	453,822
Accumulated other comprehensive income (loss)	847	(62)
Cumulative common distributions	(378,574)	(347,842)
Total shareholders’ equity	211,590	227,656
Noncontrolling interest in The RMR Group LLC	160,405	172,253
Noncontrolling interest in other consolidated entities	850	2,104
Total noncontrolling interests	161,255	174,357
Total equity	372,845	402,013
Total liabilities and equity	$685,240	$718,245
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Comprehensive Income
(amounts in thousands, except per share amounts)

	Fiscal Year Ended September 30,
	2026	2025	2024
Revenues:
Management services	$170,545	$177,575	$188,201
Incentive fees	23,788	653	1,213
Advisory services	5,201	4,475	4,506
Total management, incentive and advisory services revenues	199,534	182,703	193,920
Loan investment interest income	852	5,848	1,400
Loan investment interest expense	(441)	(3,401)	(87)
Income from loan investments, net	411	2,447	1,313
Rental property revenues	20,435	8,273	1,604
Reimbursable compensation and benefits	68,333	77,970	84,169
Reimbursable equity based compensation	12,815	6,882	7,919
Other reimbursable expenses	341,680	422,009	608,688
Total reimbursable costs	422,828	506,861	700,776
Total revenues	643,208	700,284	897,613

Expenses:
Compensation and benefits	153,656	161,728	170,357
Equity based compensation	15,762	9,664	10,624
Separation costs	4,932	7,078	6,297
Total compensation and benefits expense	174,350	178,470	187,278
General and administrative	40,925	42,497	43,743
Other reimbursable expenses	341,680	422,009	608,688
Rental property expenses	7,182	2,833	462
Transaction and acquisition related costs	1,119	1,142	7,750
Loss on impairment of other assets	19,066	—	—
Depreciation and amortization	18,000	11,551	4,713
Total expenses	602,322	658,502	852,634
Operating income	40,886	41,782	44,979
Interest income	1,843	5,197	10,403
Interest expense	(11,553)	(4,308)	(783)
Change in fair value of Earnout liability	3,639	8,319	2,589
(Loss) gain on investments	(5,322)	(5,085)	7,260
Loss on extinguishment of debt	(452)	—	—
Gain on sale of real estate	—	445	—
Income before income tax expense	29,041	46,350	64,448
Income tax expense	(5,182)	(7,671)	(11,319)
Net income	23,859	38,679	53,129
Net income attributable to noncontrolling interest in The RMR Group LLC	(14,554)	(21,910)	(30,039)
Net loss attributable to other noncontrolling interests	1,399	827	40
Net income attributable to The RMR Group Inc.	10,704	17,596	23,130

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax expense of $592, $0 and $0, respectively	1,704	(117)	—
Less: unrealized (gain) loss on derivatives attributable to noncontrolling interest in The RMR Group LLC, net of tax expense of $276, $0 and $0, respectively	(795)	55	—
Other comprehensive income (loss) attributable to The RMR Group Inc., net of tax expense of $316, $0 and $0, respectively	909	(62)	—
Comprehensive income attributable to The RMR Group Inc.	$11,613	$17,534	$23,130

Weighted average common shares outstanding - basic and diluted	16,778	16,644	16,532

Net income attributable to The RMR Group Inc. per common share - basic and diluted	$0.61	$1.03	$1.38
Substantially all revenues are earned from related parties. See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

									Noncontrolling Interests in:
	Class A Common Stock	Class B-1 Common Stock	Class B-2 Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total Shareholders' Equity	The RMR Group LLC	Other Consolidated Entities	Total Equity
Balance at September 30, 2023	$16	$1	$15	$116,010	$413,096	$—	$(289,072)	$240,066	$183,597	$—	$423,663
Share awards, net	—	—	—	2,801	—	—	—	2,801	—	—	2,801
Net income (loss)	—	—	—	—	23,130	—	—	23,130	30,039	(40)	53,129
Tax distributions to member	—	—	—	—	—	—	—	—	(12,997)	—	(12,997)
Common share distributions	—	—	—	—	—	—	(28,423)	(28,423)	(19,200)	—	(47,623)
Acquisition of MPC Partnership Holdings LLC	—	—	—	—	—	—	—	—	—	444	444
Balance at September 30, 2024	16	1	15	118,811	436,226	—	(317,495)	237,574	181,439	404	419,417
Share awards, net	—	—	—	2,895	—	—	—	2,895	—	—	2,895
Net income (loss)	—	—	—	—	17,596	—	—	17,596	21,910	(827)	38,679
Tax distributions to member	—	—	—	—	—	—	—	—	(11,841)	—	(11,841)
Common share distributions	—	—	—	—	—	—	(30,347)	(30,347)	(19,200)	—	(49,547)
Consolidation of investments	—	—	—	—	—	—	—	—	—	2,936	2,936
Member distributions upon sale of 260 Woodstock	—	—	—	—	—	—	—	—	—	(409)	(409)
Other comprehensive loss	—	—	—	—	—	(62)	—	(62)	(55)	—	(117)
Balance at September 30, 2025	16	1	15	121,706	453,822	(62)	(347,842)	227,656	172,253	2,104	402,013
Share awards, net	—	—	—	3,053	—	—	—	3,053	—	—	3,053
Net income (loss)	—	—	—	—	10,704	—	—	10,704	14,554	(1,399)	23,859
Tax distributions to member	—	—	—	—	—	—	—	—	(7,997)	—	(7,997)
Common share distributions	—	—	—	—	—	—	(30,732)	(30,732)	(19,200)	—	(49,932)
Capital contributions	—	—	—	—	—	—	—	—	—	145	145
Other comprehensive income	—	—	—	—	—	909	—	909	795	—	1,704
Balance at September 30, 2026	$16	$1	$15	$124,759	$464,526	$847	$(378,574)	$211,590	$160,405	$850	$372,845
See accompanying notes.

The RMR Group Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Fiscal Year Ended September 30,
	2026	2025	2024
Cash Flows from Operating Activities:
Net income	$23,859	$38,679	$53,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,000	11,551	4,713
Amortization of interest rate caps	638	70	—
Straight line office rent	74	(291)	(380)
Amortization expense related to other assets	8,569	9,416	9,416
(Reversal of) provision for credit losses	(549)	190	602
(Reversal of) provision for deferred income taxes	(3,619)	1,982	3,057
Loss on impairment of other assets	19,066	—	—
Gain on sale of real estate	—	(445)	—
Change in fair value of Earnout liability	(3,639)	(8,319)	(2,589)
Operating expenses paid in The RMR Group Inc. common shares	4,496	3,798	3,937
Distributions from investments	5,375	2,272	2,391
Loss (gain) on investments	5,322	5,085	(7,260)
Loss on extinguishment of debt	452	—	—
Changes in assets and liabilities:
Due from related parties	(8,024)	54,607	(14,364)
Prepaid and other current assets	384	(2,184)	(1,475)
Reimbursable accounts payable and accrued expenses	8,890	(46,891)	12,520
Accounts payable and accrued expenses	(6,867)	6,226	(2,322)
Net cash provided by operating activities	72,427	75,746	61,375

Cash Flows from Investing Activities:
Acquisition of MPC Partnership Holdings LLC, net of cash acquired	—	—	(78,771)
Rental property acquisitions	—	(166,008)	(70,509)
Proceeds from sale of loan investments	61,733	—	—
Funding of loan investments	—	(7,553)	(57,180)
Repayment of loan investments	—	3,000	—
Purchase of property and equipment	(7,423)	(3,650)	(3,865)
Purchase of interest rate caps	—	(1,945)	—
Proceeds from deferred origination fees	—	—	700
Investment in residential fund	(1,054)	(768)	(213)
Investment in joint ventures	(6,595)	(11,134)	—
Investment in Service Properties Trust	(50,000)	—	—
Investment in Seven Hills Realty Trust	(24,824)	—	—
Proceeds from sale of property	—	4,198	—
Net cash used in investing activities	(28,163)	(183,860)	(209,838)

Cash Flows from Financing Activities:
Proceeds from secured financing facility	—	5,573	41,655
Repayments of secured financing facility	(45,070)	(2,158)	—
Borrowings on revolving credit facility	70,000	—	—
Repayments of revolving credit facility	(25,000)	—	—
Proceeds from mortgage notes payable	3,169	93,200	46,500
Payment of deferred financing fees	—	(2,719)	(1,960)
Distributions to noncontrolling interests	(27,197)	(31,041)	(32,197)
Distributions to common shareholders	(30,732)	(30,347)	(28,423)
Capital contributions from noncontrolling interests	145	—	—
Member distributions upon sale of 260 Woodstock	—	(409)	—
Repurchase of common shares	(1,443)	(903)	(1,136)
Payments under the tax receivable agreement	(2,497)	(2,384)	(2,366)
Net cash (used in) provided by financing activities	(58,625)	28,812	22,073

Decrease in cash and cash equivalents	(14,361)	(79,302)	(126,390)
Cash and cash equivalents at beginning of period	62,297	141,599	267,989
Cash and cash equivalents at end of period	$47,936	$62,297	$141,599

Supplemental Disclosures:
Income taxes paid	$6,554	$5,743	$9,138
Interest paid	$9,603	$6,401	$371

Non-cash investing and financing activities:
Investment in OPI	$8,778	$—	$—
Recognition of right of use assets and related lease liabilities	$1,041	$1,853	$3,646
Recognition of Earnout liability	$—	$—	$14,547
Assumption of mortgage note payable	$—	$—	$5,429
Property and equipment accrued, not paid	$40	$18	$465
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
As of September 30, 2026, RMR Inc. owned 16,213,499 class A membership units of RMR LLC, or Class A Units, and 1,000,000 class B membership units of RMR LLC, or Class B Units. The aggregate RMR LLC membership units RMR Inc. owns represented 53.4% of the economic interest of RMR LLC as of September 30, 2026. We refer to economic interest as the right of a holder of a Class A Unit or Class B Unit to share in distributions made by RMR LLC and, upon liquidation, dissolution or winding up of RMR LLC, to share in the assets of RMR LLC after payments to creditors. A wholly owned subsidiary of ABP Trust, a Maryland statutory trust, owns 15,000,000 redeemable Class A Units, representing 46.6% of the economic interest of RMR LLC as of September 30, 2026, which is presented as a noncontrolling interest in The RMR Group LLC within the consolidated financial statements. Adam Portnoy, Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of ABP Trust and owns all of ABP Trust’s voting securities.
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
RMR LLC also provides management services to AlerisLife Inc., or AlerisLife, which operated senior living communities, many of which were owned by DHC. In September 2025, AlerisLife announced that it had entered into agreements to transition the management of its senior living communities to third party operators and in January 2026 completed the sale of all of its assets. AlerisLife has effectively ceased operations and no substantive activity is expected before formal dissolution as it continues to wind down its business. RMR LLC will continue to provide management services through the wind down period.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
All intercompany transactions and balances with or among our consolidated entities have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
With the exception of OPI, the following is a summary of the fees we earn pursuant to our business management agreements with the Managed Equity REITs. For a summary of the fees we earn pursuant to our property management agreements with the Managed Equity REITs, see Property Management Agreements, below.
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
For the fiscal years ended September 30, 2026, 2025 and 2024, we earned aggregate base business management fees from the Managed Equity REITs of $81,603, $80,030 and $84,182, respectively.
Incentive Business Management Fees — We also may earn annual incentive business management fees from the Managed Equity REITs, with the exception of OPI, under the business management agreements. The incentive business management fees, which are payable in cash, are contingent performance based fees recognized only when earned at the end of each respective measurement period. Incentive business management fees are excluded from the transaction price until it becomes probable that there will not be a significant reversal of cumulative revenue recognized.
The incentive business management fees are calculated for each Managed Equity REIT as 12.0% of the product of (a) the equity market capitalization of the Managed Equity REIT, as defined in the applicable business management agreement, on the last trading day of the year immediately prior to the relevant measurement period, and (b) the amount, expressed as a percentage, by which the Managed Equity REIT’s total return per share, as defined in the applicable business management agreement, exceeded the applicable benchmark total return per share, as defined in the applicable business management agreement, of a specified REIT index identified in the applicable business management agreement for the measurement period, as adjusted for net share issuances during the period and subject to caps on the values of the incentive fees. The measurement period for the annual incentive business management fees is defined as the three year period ending on December 31 of the calendar year for which such fee is being calculated.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

We earned incentive business management fees of $23,584 from the Managed Equity REITs for calendar year 2025. We did not earn incentive business management fees from the Managed Equity REITs for calendar years 2024 or 2023.
Term and Termination — With the exception of OPI, our management agreements with the Managed Equity REITs automatically extend on December 31st of each year and have terms thereafter that end on the 20th anniversary of the date of each extension. Each of the Managed Equity REITs has the right to terminate each management agreement: (i) at any time upon 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined in the agreements, (iii) upon written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined in the agreements, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined in the agreements. We have the right to terminate the management agreements for good reason, as defined therein.
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
Amendment to Business Management Agreement with SVC — Effective in January 2026, RMR LLC and SVC amended their business management agreement to replace the benchmark index used in the calculation of incentive business management fees. Pursuant to this amendment, for periods beginning on or after January 1, 2026, the MSCI U.S. REIT/Diversified Index will be used to calculate benchmark returns per share for purposes of determining any incentive business management fee payable by SVC to RMR LLC, and for periods ending prior to January 1, 2026, the MSCI U.S. REIT/Hotel & Resort REIT Index will continue to be used.
Amended and Restated Management Agreements with OPI — In June 2026, we entered into an amended and restated business management agreement and an amended and restated property management agreement with OPI. For further information regarding our amended and restated management agreements with OPI and associated fees, see Note 10, Related Party Transactions.
Other Management Agreements
We earn management fees by providing continuous services pursuant to the management agreements with ABP Trust regarding AlerisLife and with Sonesta equal to 0.6% of: (i) in the case of AlerisLife, AlerisLife’s revenues from all sources reportable under GAAP, less any revenues reportable by AlerisLife with respect to properties for which it provides management services, plus the gross revenues at those properties determined in accordance with GAAP, payable in cash monthly in arrears and (ii) in the case of Sonesta, Sonesta’s estimated revenues from all sources reportable under GAAP, less any estimated revenues reportable by Sonesta with respect to hotels for which it provides management services, plus the estimated gross revenues at those hotels determined in accordance with GAAP, payable in cash monthly in advance.
We also earn management fees from certain other Private Capital clients based on a percentage of average invested capital, as defined in the applicable management agreements. These management fees are payable in cash monthly in arrears.
For the fiscal years ended September 30, 2026, 2025 and 2024, we earned aggregate base business management fees from the Private Capital clients of $20,358, $27,670 and $27,575, respectively.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Property Management Agreements
We earn property management fees by providing continuous services pursuant to property management agreements with the Managed Equity REITs, SEVN, RMR Residential and certain Private Capital clients. We generally earn fees under these agreements between 2.0% and 3.5% of gross collected rents. Also, under the terms of the property management agreements, we receive additional fees for construction supervision services up to 5.0% of the cost of such construction. In addition, we earn fees under our RMR Residential property management agreements for providing certain marketing, information technology and other management services, as defined in the applicable management agreements, and the related costs are included in general and administrative expenses in our consolidated financial statements. These management fees are payable in cash monthly in arrears.
For the fiscal years ended September 30, 2026, 2025 and 2024, we earned aggregate property management fees of $68,584, $69,875 and $76,444, respectively, including construction supervision fees of $7,597, $9,314 and $15,641, respectively. Property management fees also include acquisition fee revenue as described below in Management Agreements with Joint Ventures.
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
Acquisition Fees — We recognize revenue when the performance obligation related to the acquisition services is satisfied, typically at the closing of the real estate transaction. Acquisition fees are recorded in management services in our consolidated statements of comprehensive income. For the fiscal years ended September 30, 2026 and 2025, we recognized acquisition fee revenue of $579 and $664, respectively.
Carried Interest Revenues — For certain investments, through our subsidiaries, we invest alongside limited partners in investment vehicles and are entitled to a pro-rata share of their results, or a pro-rata allocation. In addition to a pro-rata allocation, and assuming certain investment returns are achieved, we are entitled to an outsized allocation of the income otherwise allocable to the limited partners, commonly referred to as a carried interest. We recognize carried interest in accordance with the performance-based fee arrangements outlined in our investment management agreements. Carried interest is recognized when the performance criteria specified in the agreements are met, typically upon the realization of investment gains that exceed a predetermined hurdle rate. The recognition of such revenues is contingent upon the achievement of both the investment return threshold and the requisite performance period. This ensures that the earnings process is substantially complete, the amount is reasonably estimable and it is no longer probable that there will be significant reversals. Given the unique nature of each fee arrangement and need for significant judgment, contracts with our clients are evaluated on an individual basis to determine the timing of revenue recognition. Accordingly, a portion of fees we recognize may be partially related to services performed in prior periods that meet recognition criteria in the current period. We did not recognize any carried interest revenues for the fiscal years ended September 30, 2026, 2025 and 2024.
Management Agreements with Advisory Clients
Tremont is primarily compensated pursuant to its management agreement with SEVN at an annual rate of 1.5% of equity, as defined in the applicable agreement. Tremont may also earn an incentive fee under its management agreement with SEVN equal to the difference between: (a) the product of (i) 20% and (ii) the difference between (A) core earnings, as defined in the applicable agreements, for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (B) the product of (1) equity in the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), including the calendar quarter (or part thereof) for which the calculation of the incentive fee is being made, and (2) 7% per year and (b) the sum of any incentive fees paid to Tremont with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters preceding the applicable period, if applicable). No incentive fee shall be payable with respect to any calendar quarter unless core earnings for the 12 most recently completed calendar quarters in the aggregate is greater than zero. The incentive fee may not be less than zero. For the fiscal years ended September 30, 2026, 2025 and 2024, Tremont earned incentive fees of $204, $653 and $1,213, respectively.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

For the fiscal years ended September 30, 2026, 2025 and 2024, we earned advisory services revenue of $5,201, $4,475 and $4,506, respectively.
Other Revenues
Income from our loan investments related to our commercial real estate mortgage loans was generally accrued based on the coupon rates applied to the outstanding principal balance of such loans. Fees, premiums and discounts, if any, were amortized or accreted into income from loan investments over the remaining term of such loans using the effective interest method, as adjusted for any prepayments. For the fiscal years ended September 30, 2026 and 2025, we earned income from loan investments, net of $411 and $2,447, respectively. In November 2025, we sold our loan investments to SEVN. For further information regarding loan investments and sale, see Note 5, Loans Held for Investment, Net.
Leases with our residential and retail tenants provide for base rent payments and may include variable payments or non-lease components, such as property level operating expenses reimbursed by our tenants as well as other required lease payments. We have made the policy election not to separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of non-lease components are the same as those of the lease components. Rental income from these operating leases is recognized on a straight line basis when collectability of substantially all of the lease payments is probable. For the fiscal years ended September 30, 2026 and 2025, we earned rental property revenues of $20,435 and $8,273, respectively.
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
As of September 30, 2026 and 2025, $2,884 and $1,802 in cash and cash equivalents consists of amounts escrowed for performance incentives, future real estate taxes, insurance and capital expenditures, as required by certain of our debt and other agreements. These funds are predominantly held by our mortgage lenders and are segregated from our cash accounts.
The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	September 30,
	2026	2025	2024
Cash and cash equivalents held by The RMR Group Inc.	$10,449	$19,478	$23,189
Cash and cash equivalents held by The RMR Group LLC	37,487	42,819	118,410
Total cash and cash equivalents shown in the consolidated statements of cash flows	$47,936	$62,297	$141,599
Loans Held for Investment, Net
Generally, our loans were classified as held for investment based upon our intent and ability to hold them until maturity. Loans that were held for investment were carried at cost, net of allowance for credit losses, unamortized loan origination fees, accreted exit fees, unamortized premiums and unaccreted discounts, as applicable, that are required to be recognized in the carrying value of the loans in accordance with GAAP, unless the loans are determined to be collateral dependent. Loans that we had a plan to sell or liquidate were held at the lower of cost or fair value less cost to sell. In November 2025, we sold our loan investments to SEVN.
Loan Deferred Fees — Loan origination and exit fees were fees charged to our borrowers and unamortized or unaccreted balances were reflected as a reduction in loans held for investment, net, in our consolidated balance sheets. These fees were recorded as a component of loan investment interest income in our consolidated statements of comprehensive income over the life of the related loans held for investment.
Allowance for Credit Losses
The measurement of current expected credit losses, or CECL, is based upon historical experience, current conditions, and reasonable and supportable forecasts incorporating forward-looking information that affect the collectability of the reported amount. Accounting Standards Codification, or ASC, 326, Financial Instruments - Credit Losses prescribes a forward-looking “expected loss” model that generally will result in the earlier recognition of credit losses and is applicable to financial assets measured at amortized cost and off-balance sheet credit exposures, such as unfunded loan commitments.
The allowance for credit losses required under ASC 326 is a valuation account that was deducted from the related loans’ amortized cost basis in our consolidated balance sheets. Our loans typically included commitments to fund incremental proceeds to borrowers over the life of the loan; these future funding commitments were also subject to the CECL model. The allowance for credit losses related to unfunded loan commitments was included in accounts payable and accrued expenses in our consolidated balance sheets.
As of September 30, 2025, based on our loan portfolio, the then current economic environment and expectations for future conditions, we recorded an allowance for credit losses of $589 with respect to our then outstanding loans held for investment and increased accounts payable and accrued expenses by $49 with respect to our then unfunded loan commitments. We had no loan investments outstanding as of September 30, 2026.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

We also evaluate the credit quality of our accounts receivable and contract assets. We estimate certain credit losses associated with recurring accounts receivable which we include as a reduction to due from related parties in our consolidated balance sheets. As of September 30, 2026, these amounts were not significant.
Deferred Financing Costs
Costs incurred in connection with our mortgage financings are capitalized and recorded as a reduction to the related liability in our consolidated balance sheets. Costs incurred in connection with our $100,000 senior secured revolving credit facility, or our revolving credit facility, are capitalized and recorded as a reduction to prepaid and other current assets in our consolidated balance sheets. Deferred financing costs are amortized over the term of the financing agreement and are recorded in our consolidated statements of comprehensive income as a component of interest expense for our mortgage notes and our revolving credit facility.
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
The following is a summary of property and equipment presented in our consolidated balance sheets:

	September 30,
	2026	2025
Land	$35,586	$35,586
Building	185,919	185,882
Furniture and equipment	13,936	8,046
Leasehold improvements	631	623
Capitalized software costs	7,224	6,498
Total property and equipment	243,296	236,635
Accumulated depreciation	(17,657)	(7,980)
Property and equipment, net	$225,639	$228,655
Depreciation expense related to total property and equipment for the fiscal years ended September 30, 2026, 2025 and 2024, was $10,460, $5,856 and $1,665, respectively.
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
Goodwill and Intangible Assets
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We evaluate the recoverability of goodwill annually, or more frequently, if events or changes in circumstances indicate that goodwill might be impaired. If our review indicates that the carrying amount of goodwill exceeds its fair value, we would reduce the carrying amount of goodwill to fair value. As of September 30, 2026 and 2025, the gross carrying amount of goodwill in our consolidated balance sheets was $71,761 and no goodwill impairments were recorded.
Intangible assets represent the fair value at acquisition of acquired leases, management agreements, investor relationships, and other intangible assets. Amortization expense related to intangible assets for the fiscal years ended September 30, 2026, 2025 and 2024, was $7,539, $5,695, $3,048, respectively. Aggregate future amortization to be recognized over the remaining useful lives of these intangible assets is estimated to be $6,792 in 2027, $4,908 in 2028, $1,237 in 2029, $136 in 2030, $113 in 2031 and $236 thereafter.
The following is a summary of intangible assets, net presented in our consolidated balance sheets:

	As of September 30, 2026			As of September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Amortized intangible assets
Acquired leases	$11,216	$(4,673)	$6,543	$13,926	$(2,924)	$11,002
Management agreements	13,456	(7,491)	5,965	13,456	(4,799)	8,657
Investor relationships	1,843	(1,026)	817	1,843	(657)	1,186
Customer relationships and non-solicitation agreements	810	(713)	97	810	(694)	116
Total amortized intangible assets	27,325	(13,903)	13,422	30,035	(9,074)	20,961

Unamortized intangible assets
Trade name	5,175	—	5,175	5,175	—	5,175
Intangible assets, net	$32,500	$(13,903)	$18,597	$35,210	$(9,074)	$26,136

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
On June 17, 2026, we entered into an amended and restated business management agreement and amended and restated property management agreement with OPI. For more information on the impact of these amendments on other assets, see Note 10, Related Party Transactions.
For the fiscal years ended September 30, 2026, 2025 and 2024, we reduced revenue by $8,569, $9,416 and $9,416, respectively, related to the amortization of these other assets. As of September 30, 2026 and 2025, the remaining amount of these other assets to be amortized was $60,234 and $96,647, respectively.
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
Derivatives and Hedging Activities
We account for our derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is not designated as a hedge or does not meet the hedge accounting criteria is recorded as a gain or loss to operations in our consolidated statements of comprehensive income. Our interest rate caps are designated as cash flow hedges, and the related gains or losses are recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest expense in the same period during which the hedged transactions affect earnings. For more information on our derivative instruments and their fair values, see Note 7, Derivatives and Hedging Activities and Note 9, Fair Value of Financial Instruments.
Recent Accounting Pronouncements
Income Taxes. On December 14, 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to enhance their annual income tax disclosures by requiring i) consistent categories and greater disaggregation of information in the rate reconciliation and ii) income taxes paid disaggregated by jurisdiction. We adopted ASU No. 2023-09 prospectively for the fiscal year ended September 30, 2026, and as a result, we have included additional information related to the required disclosures in Note 3, Income Taxes.

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
Note 3. Income Taxes
We are the sole managing member of RMR LLC. We are a corporation subject to U.S. federal and state income tax with respect to our allocable share of any taxable income of RMR LLC and its tax consolidated subsidiaries. RMR LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, RMR LLC is generally not subject to U.S. federal and most state income taxes. Any taxable income or loss generated by RMR LLC is passed through to and included in the taxable income or loss of its members, including RMR Inc. and ABP Trust, based on each member’s respective ownership percentage. During the fiscal years ended September 30, 2026, 2025 and 2024, all of our income before taxes was derived solely from domestic operations.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

We had a provision (benefit) for income taxes which consists of the following:

	Fiscal Year Ended September 30,
	2026	2025	2024
Current:
Federal	$6,176	$4,188	$4,912
State	2,625	1,501	3,350
Deferred:
Federal	(2,091)	1,335	2,248
State	(1,528)	647	809
Total	$5,182	$7,671	$11,319
The table below is a reconciliation of the statutory income tax rate to the effective tax rate for 2026, in accordance with the updated requirements of ASU 2023-09. Refer to Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, for additional details on the adoption of ASU 2023-09.

	Fiscal Year Ended September 30, 2026
	Amount	Percent
U.S. federal statutory tax rate	$6,099	21.0%
State and local income tax, net of federal income tax effects (1)	784	2.7%
Nontaxable or nondeductible items
Disallowed executive compensation	695	2.4%
Other	2	—%
Other items
Unrecognized tax benefit - interest and penalties	365	1.2%
Noncontrolling interest	(2,763)	(9.5)%
Effective tax rate	$5,182	17.8%
(1)State taxes in Massachusetts make up a majority (greater than 50%) of the tax effect in this category.
As previously disclosed for the years ended September 30, 2025 and 2024, the following table reconciles the statutory income tax rate to the effective tax rate prior to the adoption of ASU 2023-09:

	Fiscal Year Ended September 30,
	2025	2024
Income taxes computed at the federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	3.6%	3.4%
Permanent items	1.2%	1.1%
Uncertain tax position reserve, net of federal benefit	0.3%	1.9%
Net income attributable to noncontrolling interest	(9.5)%	(9.8)%
Total	16.6%	17.6%
The components of the deferred tax assets as of September 30, 2026 and 2025 are entirely comprised of the outside basis difference in our partnership interest in RMR LLC.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The table below presents the disaggregated income taxes paid for the year ended September 30, 2026, consistent with the jurisdictional disclosure requirements pursuant to ASU 2023-09. Refer to Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, for additional details on the adoption of ASU 2023-09.

Fiscal Year Ended September 30, 2026
Federal	$5,190
State	1,364
Foreign	—
Total	$6,554
Individual jurisdictions equaling 5.0% or more of the total income taxes paid (net of refunds) for the year ended September 30, 2026, include U.S. Federal at $5,190 and Massachusetts at $691.
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
We continue to be subject to federal, state, and local income tax audit examinations for open periods, which can lead to adjustments to our provision for income taxes, the resolution of which may be highly uncertain. We have accrued an uncertain tax position reserve related to an ongoing examination with a state jurisdiction for the fiscal years ending September 30, 2019 and thereafter, as well as certain other tax positions, the impact of which is not significant to the overall financial statements. Our policy is to include interest expense and penalties related to unrecognized tax benefits within the provision for income taxes in our consolidated statements of comprehensive income.
As of September 30, 2026, 2025 and 2024, our gross unrecognized tax benefit from uncertain tax positions, exclusive of penalties and interest expense, was $2,257, $1,527 and $1,449, respectively, of which $86, $78, and $107, respectively, is based on positions related to the fiscal years ended September 30, 2026, 2025 and 2024, respectively. As of September 30, 2026, 2025 and 2024, we recognized $399, $146 and $252, respectively, for penalties and interest expense related to unrecognized tax benefits and had $3,049, $1,925 and $1,701, respectively, of gross unrecognized tax benefits.
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
We did not acquire any wholly owned properties during the fiscal year ended September 30, 2026.

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
The Earnout represents contingent consideration of the MPC Acquisition. The fair value of the Earnout was determined using a Monte Carlo simulation model based on significant unobservable inputs (Level 3), including management’s estimates of the deployment of capital remaining in investment funds managed by MPC, adjusted for historical volatility of similar transactions, and a discount rate based on credit ratings of companies similar to RMR LLC. The Earnout was fully derecognized during the fiscal year ended September 30, 2026 as the associated fund’s investment period had expired. For additional information, see Note 9, Fair Value of Financial Instruments.
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

As part of the MPC Acquisition, we acquired a 90.0% economic ownership interest in 260 Woodstock Investor, LLC, a mixed-use apartment complex located in Woodstock, GA, or the Woodstock Property. In January 2025, we sold the Woodstock Property for a sales price of $9,800, excluding closing costs, and recognized a $445 gain on sale of real estate for the fiscal year ended September 30, 2025. We received net proceeds of $4,198 and made capital distributions to members of 260 Woodstock Investor, LLC of $409 for the fiscal year ended September 30, 2025.
Note 5. Loans Held for Investment, Net
In July 2024, we originated two floating rate first mortgage loans that were secured by properties in Revere, MA and Wayne, PA for a total commitment of $67,000. These loans required the borrower to pay interest at a rate of the Secured Overnight Financing Rate, or SOFR, plus a premium ranging from 395 to 425 basis points per annum and had initial terms ranging from two to three years with multiple one year extensions.
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
(1)Unfunded loan commitments were primarily used to finance property improvements and leasing capital and were generally funded over the term of the loan.
(2)All in yield represents the yield on a loan, including amortization of deferred fees over the initial term of the loan.
(3)Maximum maturity assumes all borrower loan extension options have been exercised, which options are subject to the borrower meeting certain conditions.
Credit Quality Information
We evaluated the credit quality of each of our loans at least quarterly by assessing a variety of risk factors in relation to each loan and assigning a risk rating to each loan based on those factors. The higher the number, the greater the risk level. As of September 30, 2025, our two loans had an internal risk rating of 3.
We estimated credit losses over a reasonable and supportable forecast period of 12 months, followed by a straight-line reversion period of 12 months back to average historical losses. For the fiscal year ended September 30, 2025, we recorded an allowance for credit losses of $589 related to our then outstanding loans held for investment and increased accounts payable and accrued expenses by $49 related to then unfunded loan commitments.
We elected to exclude accrued interest receivable from amortized cost and not to measure an allowance for credit losses on accrued interest receivable. As of September 30, 2025, we recorded $512 in prepaid and other current assets on our consolidated balance sheets related to accrued interest receivable on our loans.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 6. Indebtedness
Mortgage Notes Payable, Net
In July 2024, we acquired a 240-unit, garden-style apartment community in Denver, CO, or the Denver Property, for a purchase price of $70,000, excluding acquisition costs. We financed this acquisition with cash on hand and proceeds from a $46,500 mortgage note with a 5.34% fixed interest rate. This mortgage note requires monthly payments of interest only until maturity in July 2029. Deferred financing fees of $792 and $1,071 remain unamortized as of September 30, 2026 and 2025, respectively.
In August and September 2025, we acquired two garden style apartment communities located near Raleigh, NC and Orlando, FL for an aggregate purchase price of $143,386, excluding acquisition costs. We financed these acquisitions with cash on hand and $93,200 in mortgage proceeds, which excluded $14,654 in loan commitments to fund for future capital improvements. We are required to pay interest at a rate of SOFR, plus a margin ranging from 250 to 255 basis points, and we purchased interest rate caps with a SOFR strike rate of 3.00% for an aggregate $1,945. These mortgage notes require monthly payments of interest only until maturity in 2028 and we have two remaining one year extension options on each mortgage note. Deferred financing fees of $1,612 and $2,461 remain unamortized as of September 30, 2026 and 2025, respectively.
Senior Secured Revolving Credit Facility
We maintain a $100,000 senior secured revolving credit facility, or our revolving credit facility, governed by a credit agreement, or our credit agreement. Our revolving credit facility is secured by certain of our assets and existing management agreements and provides us with enhanced financial flexibility as we continue to invest in our private capital initiatives and position ourselves to capitalize on long term growth opportunities. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 22, 2028 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the maturity date of our revolving credit facility by one year. Interest is payable on borrowings under our credit agreement at a rate of SOFR plus a margin of 225 basis points. We are also required to pay a fee of 50 basis points per annum on the amount of unused lending commitments. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios and restrict our ability to incur additional debt in excess of calculated amounts. Availability of borrowings under our credit agreement is subject to our ongoing satisfaction of minimum performance, certain financial covenants and other credit facility conditions. As of September 30, 2026 and November 6, 2026, we had $45,000 outstanding on our revolving credit facility.
As of September 30, 2026, the annual interest rate payable on borrowings under our credit agreement was 6.21%. The weighted average annual interest rate for borrowings under our credit agreement for the fiscal year ended September 30, 2026 was 6.02%.
Secured Financing Facility, Net
In September 2024, we, through our Tremont managed vehicle, entered into a master repurchase agreement with UBS AG, or UBS, or our UBS Master Repurchase Agreement, for a facility with an aggregate maximum capacity of $200,000, or our UBS Master Repurchase Facility, pursuant to which we could sell to UBS, and later repurchase, commercial mortgage loans, which are referred to as purchased assets. Pursuant to the UBS Master Repurchase Agreement, we paid UBS a non-refundable upfront fee that is equal to 0.60% of the applicable tranche amount on each purchase date.
Loans financed through our UBS Master Repurchase Facility were treated as collateralized financing transactions. Pursuant to GAAP treatment of collateralized financing transactions, loans financed through our UBS Master Repurchase Facility remained on our consolidated balance sheets as assets and cash received from UBS was recorded on our consolidated balance sheets as liabilities. Interest paid in accordance with our UBS Master Repurchase Facility was recorded as loan investment interest expense on our consolidated statements of comprehensive income.
In November 2025, we settled our outstanding obligations under our secured financing facility of $45,070, excluding accrued interest. We terminated our secured financing facility and recognized a loss on extinguishment of debt of $452 during the fiscal year ended September 30, 2026.

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
(1)During the fiscal year ended September 30, 2025, we paid $172 in deferred financing fees and $484 remained unamortized as of September 30, 2025.
(2)The coupon rate was determined using SOFR plus a spread ranging from 2.85% to 2.90%, as applicable, for the respective borrowings under our secured financing facility as of the applicable date.
As of September 30, 2025, we were in compliance with the covenants and other terms of the agreements that governed our UBS Master Repurchase Facility.
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
Our interest rate cap agreements are designated as cash flow hedges of interest rate risk and are measured on a recurring basis at fair value. See Note 9, Fair Value of Financial Instruments for further information regarding the fair value of our interest rate caps. The following table summarizes the terms of our outstanding interest rate cap agreements as reported in prepaid and other current assets on our consolidated balance sheets:

				Fair Value at
Underlying Instrument	Maturity Date	Strike Rate	Notional Amount	September 30, 2026	September 30, 2025
Raleigh, NC mortgage loan	8/15/2028	3.00%	$47,870	$1,455	$760
Orlando, FL mortgage loan	10/1/2028	3.00%	$59,984	1,960	998
				$3,415	$1,758
Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract for an upfront premium. For derivatives designated and qualifying as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedge transaction affects earnings. Gains and losses on the derivative representing the hedge components excluded from the assessment of effectiveness are recognized over the life of the hedge on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. The earnings recognition of excluded components is presented in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as payments are made on our applicable debt. Over the next 12 months, we estimate that an additional $893 will be reclassified from other comprehensive income as a decrease to interest expense.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The following table summarizes the activity related to our cash flow hedges within accumulated other comprehensive income (loss):

	Fiscal Year Ended
	September 30, 2026	September 30, 2025
Amount of gain (loss) recognized on derivatives in other comprehensive income (loss)	$2,479	$(40)
Amount of gain reclassified from cumulative other comprehensive income (loss) into interest expense	$183	$77
Total amount of interest expense presented in the consolidated statements of comprehensive income	$(11,553)	$(4,308)
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
As of September 30, 2026, Tremont owned 4,577,835, or approximately 20.1%, of SEVN’s outstanding common shares. We account for our investment in SEVN as an equity method investment because we are deemed to exert significant influence over SEVN, but do not possess a controlling financial interest. We elected the fair value option to account for our investment in SEVN and determined fair value using the closing price of SEVN’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SEVN as of September 30, 2026 and 2025, based on quoted market prices, was $31,496 and $17,610, respectively. The unrealized (loss) gain in our consolidated statements of comprehensive income related to our investment in SEVN was $(6,615), $(3,638) and $7,260 for the fiscal years ended September 30, 2026, 2025 and 2024, respectively. During the fiscal years ended September 30, 2026, 2025, and 2024, we received distributions from SEVN of $4,324, $2,272 and $2,391, respectively.
Service Properties Trust
In connection with an underwritten public offering of SVC common shares of beneficial interest, $.01 par value per share, or SVC common shares, by SVC pursuant to an underwriting agreement, we, through RMR LLC, purchased, on April 2, 2026, 41,666,666 SVC common shares from the underwriters at a price equal to the public offering price of $1.20 per share, for an aggregate purchase price of approximately $50,000. On July 6, 2026, SVC effected a reverse stock split on its common shares whereby every five of its common shares issued and outstanding were converted and reclassified into one common share.
As of September 30, 2026, we owned 8,333,333, or approximately 6.4%, of SVC’s outstanding common shares. We account for our investment in SVC as an equity method investment because we are deemed to exert significant influence over SVC, but do not possess a controlling financial interest. We elected the fair value option to account for our investment in SVC and determined fair value using the closing price of SVC’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in SVC as of September 30, 2026, based on quoted market prices, was $53,667. The unrealized gain in our consolidated statements of comprehensive income related to our investment in SVC was $4,500 for the fiscal year ended September 30, 2026. We received distributions from SVC of $833 for the fiscal year ended September 30, 2026.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Office Properties Income Trust
In connection with OPI’s emergence from chapter 11 bankruptcy protection on June 17, 2026, we received 439,072 OPI common shares of beneficial interest, $.01 par value per share, equal to 2.0% of outstanding OPI common shares.
We account for our investment in OPI as an investment with readily determinable fair value because we do not exert significant influence over OPI, nor possess a controlling financial interest. We determined fair value using the closing price of OPI’s common shares as of the end of the period, which is a Level 1 fair value input. The aggregate market value of our investment in OPI as of September 30, 2026, based on quoted market prices, was $6,994. The unrealized loss in our consolidated statements of comprehensive income related to our investment in OPI was $1,787 for the fiscal year ended September 30, 2026. We did not receive distributions from OPI for the fiscal year ended September 30, 2026.
Carroll MF VII, LLC and Carroll Multifamily Venture VII, LP
As of September 30, 2026, we owned a 14.3% investment in Carroll MF VII, LLC, or MF VII, a co-investment vehicle managed by RMR Residential. We consolidated the financial position and results of operations for MF VII for the fiscal years ended September 30, 2026 and 2025 because we are deemed to exert control over MF VII’s most significant activities. During the fiscal year ended September 30, 2026, we funded capital calls of $906 to MF VII and certain of our employees made capital contributions to MF VII of $145. These contributions fully offset an outstanding contributions receivable to MF VII of $714.
As of September 30, 2026 and 2025, MF VII owned an investment of $1,872 and $3,156, respectively, in Carroll Multifamily Venture VII, LP, or Fund VII. MF VII accounts for its investment in Fund VII as an equity method investment because it is deemed to exert significant influence, but not control, over Fund VII’s most significant activities. MF VII elected the fair value option to account for its investment in Fund VII and determines fair value using unobservable Level 3 inputs. The unrealized loss in our consolidated statements of comprehensive income related to our investment in MF VII was $1,624 and $1,447 for the fiscal years ended September 30, 2026 and 2025, respectively.
Joint Ventures
We own equity interests in three joint ventures: (i) a 225-unit residential community in Pompano Beach, FL, or the Pompano JV, (ii) a 400-unit residential community in Sunrise, FL, or the Sunrise JV, and (iii) a 406-unit residential portfolio in Greenwich, CT, or the Greenwich JV, which were acquired for an aggregate purchase price of approximately $546,600, excluding closing costs. As a general partner of these joint ventures, we made aggregate equity contributions of $17,729 during the fiscal years ended September 30, 2026 and 2025 with institutional investors funding the remaining equity. For the fiscal years ended September 30, 2026 and 2025, we earned acquisition fees of $579 and $664, respectively, related to the closing of these investments. We are entitled to asset management, property management and construction supervision fees pursuant to management agreements with these joint ventures and are also entitled to a carried interest if we meet certain investment returns. We received distributions from our joint venture investments of $218 for the fiscal year ended September 30, 2026.
We account for our investments in these joint ventures as equity method investments because we are deemed to exert significant influence over these joint ventures, but do not possess a controlling financial interest. We elected the fair value option to account for our investments and determined their fair values using unobservable Level 3 inputs. As of September 30, 2026 and 2025, we owned an aggregate investment in these joint ventures of $17,715 and $11,134, respectively. The unrealized gain in our consolidated statements of comprehensive income related to our investments in these joint ventures was $204 and $0 for the fiscal years ended September 30, 2026 and 2025.
For further information regarding the fair value of these investments and the inputs used, see Note 9, Fair Value of Financial Instruments.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Summarized financial information for our equity method investments is presented in the table below from the date of investment. This information is presented in the aggregate for our respective ownership period of each investment as of September 30, 2026 and 2025 and for the years ended September 30, 2026, 2025 and 2024, and does not reflect our proportionate share of ownership:

	September 30,
	2026	2025
Total current assets	$355,535	$90,845
Total noncurrent assets	$6,733,215	$875,499
Total current liabilities	$116,157	$11,981
Total noncurrent liabilities	$5,697,908	$550,933

	Fiscal Year Ended September 30,
	2026	2025	2024
Total revenues	$882,462	$41,429	$37,598
Operating (loss) income	$(92,751)	$21,773	$18,908
Net (loss) income	$(325,567)	$(9,419)	$18,984
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
As of September 30, 2026 and 2025, the fair values of our financial instruments, which include cash and cash equivalents, amounts due from related parties, a revolving credit facility, accounts payable and accrued expenses and reimbursable accounts payable and accrued expenses, were not materially different from their carrying values due to their short term nature or floating interest rates.
We estimate the fair value of our fixed rate mortgage note payable, loans held for investment and, until its termination in November 2025, outstanding principal balances under our secured financing facility using significant unobservable inputs (Level 3), including discounted cash flow analyses and prevailing market interest rates.
The table below provides information regarding these financial instruments not carried at fair value in our consolidated balance sheets as of September 30, 2026 and 2025:

	As of September 30, 2026		As of September 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Loans held for investment (1)	$—	$—	$60,984	$61,989
Secured financing facility (1)	—	—	44,586	45,471
Mortgage notes payable (2)	140,465	139,781	136,168	137,076
(1)The investment loans and associated secured financing facility were sold/terminated in November 2025.
(2)Includes two floating rate mortgage notes payable with an aggregate carrying value of $94,757 that carry interest at a rate of SOFR plus a premium. The carrying values of these floating rate mortgage notes approximate fair value.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices.
The following tables present our financial assets and liabilities that have been measured at fair value on a recurring basis:

	As of September 30, 2026
	Total	Level 1	Level 2	Level 3
Due from related parties related to equity based payment awards	$17,480	$17,480	$—	$—
Investment in SEVN	31,496	31,496	—	—
Investment in SVC	53,667	53,667	—	—
Investment in OPI	6,994	6,994	—	—
Investment in Fund VII	1,872	—	—	1,872
Investment in joint ventures	17,715	—	—	17,715
Employer compensation liability related to equity based payment awards	17,480	17,480	—	—
Interest rate caps	3,415	—	3,415	—

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Due from related parties related to equity based payment awards	$15,797	$15,797	$—	$—
Investment in SEVN	17,610	17,610	—	—
Investment in Fund VII	3,156	—	—	3,156
Investment in joint ventures	11,134	—	—	11,134
Employer compensation liability related to equity based payment awards	15,797	15,797	—	—
Interest rate caps	1,758	—	1,758	—
Earnout liability	3,639	—	—	3,639
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

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The following tables present additional information about the valuation techniques and significant unobservable inputs for financial assets and liabilities that are measured at fair value and categorized within Level 3:

As of September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range
Investment in Fund VII	$1,872	Discounted cash flow	Discount rates	6.50% - 7.75%
			Exit capitalization rates	5.00% - 5.50%
			Holding period	10 years
Investment in joint ventures	$17,715	Discounted cash flow	Discount rates	7.00%
			Exit capitalization rates	5.25% - 5.50%
			Holding period	10 years

	As of September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range
Investment in Fund VII	$3,156	Discounted cash flow	Discount rates	6.50% - 7.00%
			Exit capitalization rates	5.00% - 5.50%
			Holding period	10 years
Investment in joint ventures	$11,134	Discounted cash flow	Unlevered IRR	12.02% - 12.37%
			Exit capitalization rates	4.97% - 5.15%
			Holding period	3 years
Earnout liability	$3,639	Monte Carlo	Capital deployment volatility	15.00%
			Discount rate	5.84%
The tables below present a summary of the changes in fair value for our investment in Fund VII and Earnout liability measured on a recurring basis:

	Fiscal Year Ended	Fiscal Year Ended
Investment in Fund VII	September 30, 2026	September 30, 2025
Beginning balance	$3,156	$—
Contributions, net of receivable	340	—
Changes in fair value for our investment in Fund VII	(1,624)	3,156
Ending balance	$1,872	$3,156

	Fiscal Year Ended	Fiscal Year Ended
Earnout Liability	September 30, 2026	September 30, 2025
Beginning balance	$3,639	$11,958
Changes in fair value for our Earnout liability	(3,639)	(8,319)
Ending balance	$—	$3,639

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Note 10. Related Party Transactions
Adam Portnoy, Chair of our Board, one of our Managing Directors and our President and Chief Executive Officer, is the sole trustee, an officer and the controlling shareholder of our controlling shareholder, ABP Trust, and owns all of ABP Trust’s voting securities. Certain of RMR Inc.’s executive officers serve as trustees, directors or officers of certain companies to which we provide management services.
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
Additional information about our related party transactions appears in Note 11, Shareholders’ Equity.
Revenues from Related Parties
For the fiscal years ended September 30, 2026, 2025 and 2024, we recognized revenues from related parties as set forth in the following tables:

	Fiscal Year Ended September 30, 2026
	Total
	Management,
	Incentive and	% of	Total	% of		% of
	Advisory Services	Total	Reimbursable	Total	Total	Total
	Revenues	Revenues	Costs	Revenues	Revenues	Revenues
Perpetual Capital:
DHC	$42,375	21.3%	$85,116	20.1%	$127,491	19.8%
ILPT	43,683	21.9%	38,522	9.1%	82,205	12.8%
OPI	23,979	12.0%	129,095	30.5%	153,074	23.8%
SVC	38,982	19.5%	67,158	15.9%	106,140	16.5%
Total Managed Equity REITs	149,019	74.7%	319,891	75.6%	468,910	72.9%
SEVN	5,486	2.7%	5,606	1.3%	11,092	1.7%
	154,505	77.4%	325,497	76.9%	480,002	74.6%

Private Capital:
Sonesta	7,757	3.9%	—	—%	7,757	1.2%
RMR Residential	14,844	7.4%	19,600	4.6%	34,444	5.4%
Other private entities	22,428	11.3%	77,731	18.5%	100,159	15.6%
	45,029	22.6%	97,331	23.1%	142,360	22.2%

Total revenues from related parties	199,534	100.0%	422,828	100.0%	622,362	96.8%
Income from loan investments, net	—	—%	—	—%	411	0.1%
Rental property revenues	—	—%	—	—%	20,435	3.1%
Total revenues from unrelated parties	—	—%	—	—%	20,846	3.2%
Total revenues	$199,534	100.0%	$422,828	100.0%	$643,208	100.0%

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2025
	Total
	Management,
	Incentive and	% of	Total	% of		% of
	Advisory	Total	Reimbursable	Total	Total	Total
	Services Revenues	Revenues	Costs	Revenues	Revenues	Revenues
Perpetual Capital:
DHC	$22,974	12.6%	$110,997	21.9%	$133,971	19.1%
ILPT	36,935	20.2%	39,463	7.8%	76,398	10.9%
OPI	24,044	13.2%	156,376	30.9%	180,420	25.8%
SVC	39,816	21.8%	108,673	21.4%	148,489	21.2%
Total Managed Equity REITs	123,769	67.8%	415,509	82.0%	539,278	77.0%
SEVN	5,206	2.8%	5,452	1.1%	10,658	1.5%
	128,975	70.6%	420,961	83.1%	549,936	78.5%

Private Capital:
Sonesta	9,314	5.1%	—	—%	9,314	1.3%
RMR Residential	17,524	9.6%	23,390	4.6%	40,914	5.8%
Other private entities	26,890	14.7%	62,510	12.3%	89,400	12.8%
	53,728	29.4%	85,900	16.9%	139,628	19.9%

Total revenues from related parties	182,703	100.0%	506,861	100.0%	689,564	98.4%
Income from loan investments, net	—	—%	—	—%	2,447	0.3%
Rental property revenues	—	—%	—	—%	8,273	1.3%
Total revenues from unrelated parties	—	—%	—	—%	10,720	1.6%
Total revenues	$182,703	100.0%	$506,861	100.0%	$700,284	100.0%

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

	Fiscal Year Ended September 30, 2024
	Total
	Management and	% of	Total	% of		% of
	Advisory	Total	Reimbursable	Total	Total	Total
	Services Revenues	Revenues	Costs	Revenues	Revenues	Revenues
Perpetual Capital:
DHC	$24,516	12.6%	$127,119	18.1%	$151,635	16.9%
ILPT	36,704	18.9%	35,768	5.1%	72,472	8.1%
OPI	29,903	15.5%	212,054	30.3%	241,957	27.0%
SVC	43,759	22.6%	236,760	33.8%	280,519	31.3%
Total Managed Equity REITs	134,882	69.6%	611,701	87.3%	746,583	83.3%
SEVN	5,766	3.0%	6,064	0.9%	11,830	1.3%
	140,648	72.6%	617,765	88.2%	758,413	84.6%

Private Capital:
Sonesta	9,362	4.8%	—	—%	9,362	1.0%
RMR Residential	16,936	8.7%	23,369	3.3%	40,305	4.5%
Other private entities	26,974	13.9%	59,642	8.5%	86,616	9.6%
	53,272	27.4%	83,011	11.8%	136,283	15.1%

Total revenues from related parties	193,920	100.0%	700,776	100.0%	894,696	99.7%
Income from loan investments, net	—	—%	—	—%	1,313	0.1%
Rental property revenues	—	—%	—	—%	1,604	0.2%
Total revenues from unrelated parties	—	—%	—	—%	2,917	0.3%
Total revenues	$193,920	100.0%	$700,776	100.0%	$897,613	100.0%
For additional information regarding our management or advisory agreements with these related parties, see Note 2, Summary of Significant Accounting Policies.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Amounts Due From Related Parties
The following table presents amounts due from related parties as of the dates indicated:

	September 30,
	2026			2025
	Accounts	Reimbursable		Accounts	Reimbursable
	Receivable	Costs	Total	Receivable	Costs	Total
Perpetual Capital:
DHC	$7,342	$15,980	$23,322	$4,806	$13,780	$18,586
ILPT	4,730	9,413	14,143	4,011	8,922	12,933
OPI	2,992	20,810	23,802	4,031	15,819	19,850
SVC	6,541	6,715	13,256	6,831	9,943	16,774
Total Managed Equity REITs	21,605	52,918	74,523	19,679	48,464	68,143
SEVN	1,881	2,820	4,701	1,513	3,272	4,785
	23,486	55,738	79,224	21,192	51,736	72,928

Private Capital:
Sonesta	—	—	—	51	—	51
RMR Residential	5,260	—	5,260	6,117	—	6,117
Other private entities	1,025	14,186	15,211	3,365	7,616	10,981
	6,285	14,186	20,471	9,533	7,616	17,149
	$29,771	$69,924	$99,695	$30,725	$59,352	$90,077
Leases
As of September 30, 2026, RMR LLC leased from ABP Trust and certain Managed Equity REITs office space for use as our headquarters and local offices. During the fiscal years ended September 30, 2026, 2025 and 2024, we incurred rental expense under related party leases aggregating $5,721, $5,668 and $5,552, respectively. Our related party leases have various termination dates and many have renewal options. Some of our related party leases are terminable on 30 days’ notice and many allow us to terminate early if our management agreements for the buildings in which we lease space are terminated. For additional information regarding these leases, see Note 15, Leases.
Tax-Related Payments
Pursuant to our tax receivable agreement with ABP Trust, RMR Inc. pays to ABP Trust 85.0% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that RMR Inc. realizes as a result of (a) the increases in tax basis attributable to RMR Inc.’s dealings with ABP Trust and (b) tax benefits related to imputed interest deemed to be paid by RMR Inc. as a result of the tax receivable agreement. Accordingly, we made payments of $2,497, $2,384 and $2,366 to ABP Trust during the fiscal years ended September 30, 2026, 2025 and 2024, respectively. As of September 30, 2026, our consolidated balance sheet reflects a liability related to the tax receivable agreement of $15,981, including $2,663 classified as a current liability in accounts payable and accrued expenses that we expect to pay to ABP Trust during the fourth quarter of fiscal year 2027.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Pursuant to the RMR LLC operating agreement, RMR LLC made required quarterly tax distributions to holders of its membership units based on each membership unit holder’s respective ownership percentage at the time of distribution as follows:

	Fiscal Year Ended September 30,
	2026	2025	2024
Tax distributions to RMR Inc.	$9,069	$13,288	$14,799
Tax distributions to ABP Trust	$7,997	$11,841	$12,997
	$17,066	$25,129	$27,796
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
•SEVN Rights Offering Backstop Agreement. We, through Tremont, entered into a rights offering backstop agreement on October 30, 2025, pursuant to which, (i) SEVN has granted Tremont demand and piggyback registration rights, subject to certain limitations, covering SEVN common shares that Tremont owns, and (ii) Tremont agreed not to transfer the SEVN common shares acquired in connection with its backstop commitment for a period of 6 months following the closing of the rights offering. The demand and piggyback registration rights covering the SEVN common shares Tremont owns remain in effect. The 6 month transfer restriction expired in June 2026. See Note 8, Investments for further information regarding this agreement.
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
For the fiscal years ended September 30, 2026, 2025 and 2024, we recognized separation costs of $4,932, $7,078 and $6,297, respectively, including cash separation costs of $3,983, $6,662 and $5,665, respectively, and equity based separation costs of $949, $416 and $632, respectively.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

Purchase of SVC Common Shares
In connection with an underwritten public offering of SVC common shares of beneficial interest, $.01 par value per share, or SVC common shares, by SVC, we, through RMR LLC, purchased, in April 2026, 41,666,666 SVC common shares from the underwriters at a price equal to the public offering price of $1.20 per share, for an aggregate purchase price of approximately $50,000. In July 2026, SVC effected a reverse stock split on its common shares whereby every five of its common shares issued and outstanding were converted and reclassified into one common share. As of September 30, 2026, RMR LLC beneficially owned approximately 6.4% of the outstanding SVC common shares and Adam Portnoy, including through RMR LLC and ABP Trust, beneficially owned approximately 6.8% of the outstanding SVC common shares.
OPI Management Agreements
In connection with OPI’s emergence from chapter 11 bankruptcy protection on June 17, 2026, or the Effective Date, we entered into an amended and restated business management agreement and an amended and restated property management agreement with OPI, each with initial terms of five years. Under the amended and restated business management agreement, we are entitled to an annual fee of $14,000 during the first two years. In connection with the emergence, we received 439,072 OPI common shares of beneficial interest, $.01 par value per share, or the OPI common shares, equal to 2.0% of outstanding OPI common shares. We may also receive an additional 8.0% of outstanding OPI common shares upon the satisfaction of certain financial and performance metrics as determined by OPI’s board of trustees. Under the amended and restated property management agreement, we are entitled to a property management fee equal to 3.0% of gross rents and a construction supervision fee equal to 5.0% of construction costs, consistent with the prior property management agreement. Each management agreement is terminable without payment of a termination fee after the first two years. Pursuant to a restructuring support agreement entered into with OPI in October 2025, we recognized expense reimbursements of $950 in transaction and acquisition related costs in our consolidated statements of comprehensive income during the fiscal year ended September 30, 2026.
On June 5, 2015, in connection with the formation of RMR Inc., OPI (then Government Properties Income Trust, or GOV, and Select Income REIT, or SIR) contributed cash and shares with a value of $53,415. The consideration received from GOV and SIR for our Class A Common Shares represented a discount to the fair value of RMR Inc.’s Class A Common Shares in the amount of $60,162, which we recognized in other assets. The other asset was being amortized against revenue recognized related to the management agreements with OPI using the straight line method over the initial 20-year term of the management agreements until June 17, 2026, the date on which the amended and restated management agreements with OPI became effective. As a result, we wrote off the unamortized portion of other assets attributable to the prior management agreements with OPI and recognized a loss on impairment of other assets of $19,066, which is the amount in excess of the $8,778 in fair value of OPI common shares received on the Effective Date, for the fiscal year ended September 30, 2026.
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
Issuances and Repurchases
We award our Class A Common Shares to our Directors, officers and employees under the Second Amended and Restated 2016 Omnibus Equity Plan, or the 2016 Plan. During the fiscal years ended September 30, 2026, 2025 and 2024, we awarded to our Directors, officers and employees an aggregate of 229,499, 272,872 and 181,727, respectively, of our Class A Common Shares, of which an aggregate of 38,556, 35,928, and 25,314, respectively, were awarded to our Managing Directors and Independent Directors as part of their annual compensation for serving as Directors.
The Class A Common Shares awarded to our Independent Directors and Managing Directors, in their capacities as Directors, vest immediately and are included in general and administrative expense in our consolidated statements of comprehensive income. The Class A Common Shares awarded to our Managing Directors, in their capacities as our officers and employees, and to our other officers and employees vest in five equal, consecutive, annual installments beginning on the date of the award and are included in equity based compensation expense in our consolidated statements of comprehensive income. During the fiscal years ended September 30, 2026, 2025 and 2024, we recorded general and administrative expenses of $600 each year and equity based compensation expenses of $2,947, $2,782 and $2,705, respectively, related to awards we made under the 2016 Plan.
In connection with the vesting and issuance of awards of our Class A Common Shares to our Directors, officers and employees, we provide for the ability to repurchase our Class A Common Shares to satisfy tax withholding and payment obligations for those eligible to do so. The repurchase price is based on the closing price of our Class A Common Shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of repurchase. The aggregate value of Class A Common Shares repurchased during the fiscal years ended September 30, 2026, 2025 and 2024, was $1,443, $903 and $1,136, respectively, which is recorded as a decrease to additional paid in capital included in shareholders’ equity in our consolidated balance sheets.
In connection with the issuances and repurchases of our Class A Common Shares, and as required by the RMR LLC operating agreement, RMR LLC concurrently issues or acquires an identical number of Class A Units from RMR Inc.
A summary of shares awarded and vested, including shares withheld, repurchased or forfeited, under the terms of the 2016 Plan for the fiscal years ended September 30, 2026, 2025 and 2024 is as follows:

	2026		2025		2024
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Award Date	of	Award Date	of	Award Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	320,247	$20.10	233,346	$25.31	204,620	$26.90
Shares awarded	229,499	$18.47	272,872	$16.84	181,727	$24.38
Vested shares withheld and repurchased	(76,505)	$18.86	(53,201)	$16.98	(45,489)	$24.98
Shares vested	(146,860)	$18.40	(130,569)	$16.74	(105,292)	$24.66
Shares forfeited	(2,990)	$15.33	(2,201)	$19.15	(2,220)	$24.41
Unvested shares, end of year	323,391	$19.22	320,247	$20.10	233,346	$25.31
The 323,391 unvested shares as of September 30, 2026 are scheduled to vest as follows: 118,669 shares in 2027, 93,047 shares in 2028, 73,957 shares in 2029 and 37,718 shares in 2030. As of September 30, 2026, the estimated future compensation expense for the unvested shares was $6,215 based on the award date fair value of these shares. The weighted average period over which this compensation expense will be recorded is approximately 25 months.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

As of September 30, 2026, 157,089 of our Class A Common Shares remained available for award under the 2016 Plan.
Distributions
During the fiscal years ended September 30, 2026, 2025 and 2024, we declared and paid dividends on our Class A Common Shares and Class B-1 Common Shares as follows:

Declaration	Record	Paid	Distributions	Total
Date	Date	Date	Per Common Share	Distributions
Fiscal Year Ended September 30, 2026
10/9/2025	10/27/2025	11/13/2025	$0.45	$7,678
1/15/2026	1/26/2026	2/19/2026	0.45	7,676
4/9/2026	4/21/2026	5/14/2026	0.45	7,692
7/9/2026	7/20/2026	8/13/2026	0.45	7,686
			$1.80	$30,732
Fiscal Year Ended September 30, 2025
10/16/2024	10/28/2024	11/14/2024	$0.45	$7,581
1/16/2025	1/27/2025	2/20/2025	0.45	7,580
4/10/2025	4/22/2025	5/15/2025	0.45	7,595
7/10/2025	7/21/2025	8/14/2025	0.45	7,591
			$1.80	$30,347
Fiscal Year Ended September 30, 2024
10/12/2023	10/23/2023	11/16/2023	$0.40	$6,684
1/11/2024	1/22/2024	2/15/2024	0.40	6,684
4/11/2024	4/22/2024	5/16/2024	0.45	7,529
7/11/2024	7/22/2024	8/15/2024	0.45	7,526
			$1.70	$28,423

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

These dividends were funded in part by distributions from RMR LLC to holders of its membership units as follows:

			Distributions Per	Total	RMR LLC	RMR LLC
Declaration	Record	Paid	RMR LLC	RMR LLC	Distributions	Distributions
Date	Date	Date	Membership Unit	Distributions	to RMR Inc.	to ABP Trust
Fiscal Year Ended September 30, 2026
10/9/2025	10/27/2025	11/13/2025	$0.32	$10,260	$5,460	$4,800
1/15/2026	1/26/2026	2/19/2026	0.32	10,259	5,459	4,800
4/9/2026	4/21/2026	5/14/2026	0.32	10,270	5,470	4,800
7/9/2026	7/20/2026	8/13/2026	0.32	10,266	5,466	4,800
			$1.28	$41,055	$21,855	$19,200
Fiscal Year Ended September 30, 2025
10/16/2024	10/28/2024	11/14/2024	$0.32	$10,191	$5,391	$4,800
1/16/2025	1/27/2025	2/20/2025	0.32	10,190	5,390	4,800
4/10/2025	4/22/2025	5/15/2025	0.32	10,201	5,401	4,800
7/10/2025	7/21/2025	8/14/2025	0.32	10,198	5,398	4,800
			$1.28	$40,780	$21,580	$19,200
Fiscal Year Ended September 30, 2024
10/12/2023	10/23/2023	11/16/2023	$0.32	$10,148	$5,348	$4,800
1/11/2024	1/22/2024	2/15/2024	0.32	10,147	5,347	4,800
4/11/2024	4/22/2024	5/16/2024	0.32	10,154	5,354	4,800
7/11/2024	7/22/2024	8/15/2024	0.32	10,152	5,352	4,800
			$1.28	$40,601	$21,401	$19,200
The remainder of the dividends noted above were funded with cash accumulated at RMR Inc.
On October 8, 2026, we declared a quarterly dividend on our Class A Common Shares and Class B-1 Common Shares to our shareholders of record as of October 19, 2026, in the amount of $0.45 per Class A Common Share and Class B-1 Common Share, or $7,746. This dividend will be partially funded by a distribution from RMR LLC to holders of its membership units in the amount of $0.32 per unit, or $10,308, of which $5,508 will be distributed to us based on our aggregate ownership of 17,213,499 membership units of RMR LLC and $4,800 will be distributed to ABP Trust based on its ownership of 15,000,000 membership units of RMR LLC. The remainder of this dividend will be funded with cash accumulated at RMR Inc. We expect to pay this dividend on or about November 12, 2026.
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
Diluted earnings per share is calculated using the treasury stock method for unvested Class A Common Shares and the if-converted method for Class B-2 Common Shares. The 15,000,000 Class A Units that we do not own may be redeemed for our Class A Common Shares on a one-for-one basis or, upon such redemption, we may elect to pay cash instead of issuing Class A Common Shares. Upon redemption of a Class A Unit, the Class B-2 Common Share “paired” with such unit is canceled for no additional consideration. In computing the dilutive effect, if any, the assumed redemption would have on earnings per share, we considered net income available to holders of our Class A Common Shares would increase due to elimination of the noncontrolling interest offset by any tax effect, which may be dilutive. For the fiscal years ended September 30, 2026, 2025, and 2024, such redemption is not reflected in diluted earnings per share as the assumed redemption would be anti-dilutive.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The calculation of basic and diluted earnings per share for the fiscal years ended September 30, 2026, 2025 and 2024, is as follows (amounts in thousands, except per share amounts):

	Fiscal Year Ended September 30,
	2026	2025	2024
Numerators:
Net income attributable to The RMR Group Inc.	$10,704	$17,596	$23,130
Less: income attributable to unvested participating securities	(543)	(400)	(323)
Net income attributable to The RMR Group Inc. used in calculating basic and diluted EPS	10,161	17,196	22,807

Denominators:
Common shares outstanding	17,213	17,063	16,846
Less: unvested participating securities and incremental impact of weighted average	(435)	(419)	(314)
Weighted average common shares outstanding - basic and diluted	16,778	16,644	16,532

Net income attributable to The RMR Group Inc. per common share - basic and diluted	$0.61	$1.03	$1.38
Note 13. Net Income Attributable to RMR Inc.
Net income attributable to RMR Inc. for the fiscal years ended September 30, 2026, 2025 and 2024, is calculated as follows:

	Fiscal Year Ended September 30,
	2026	2025	2024
Income before income tax expense	$29,041	$46,350	$64,448
RMR Inc. franchise tax expense and interest income	(35)	(583)	(885)
Net income before income tax expense and noncontrolling interest	29,006	45,767	63,563
Net income attributable to noncontrolling interest in The RMR Group LLC	(14,554)	(21,910)	(30,039)
Net loss attributable to other noncontrolling interests	1,399	827	40
Net income attributable to RMR Inc. before income tax expense	15,851	24,684	33,564
Income tax expense attributable to RMR Inc.	(5,182)	(7,671)	(11,319)
RMR Inc. franchise tax expense and interest income	35	583	885
Net income attributable to RMR Inc.	$10,704	$17,596	$23,130
Note 14. Employee Benefits
We have established a defined contribution savings plan for eligible employees under the provisions of U.S. Internal Revenue Code Section 401(k) whereby we contribute 100.0% of the first 3.0% and 50.0% of the next 2.0% of an employee’s cash compensation contributed to the plan up to stated maximums. All employees are eligible to participate in the plan and are entitled, upon termination or retirement, to receive their vested portion of the plan assets. Employees’ contributions and our related matching contributions are fully vested when made. Our plan contributions and expenses for the fiscal years ended September 30, 2026, 2025 and 2024, were $3,365, $3,469 and $3,390, respectively.

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
We recorded rental income of $20,435 and $8,273 for the fiscal years ended September 30, 2026 and 2025, respectively. Prepaid and other current assets included $279 of straight line rent receivables as of September 30, 2026.
The following table summarizes the future contractual lease payments due from our tenants as of September 30, 2026:

Fiscal Year	Amount
2027	$11,667
2028	1,838
2029	1,206
2030	864
2031	809
Thereafter	4,089
Total	$20,473
None of our tenants had exercisable rights to terminate their leases before the stated terms of their leases expire.
As Lessee
We enter into operating leases, as the lessee, for office space and vehicles and determine if an arrangement is a lease at inception of the arrangement. Operating lease liabilities and right of use assets are recognized on our consolidated balance sheet for leases with an initial term greater than 12 months based on the present value of the future minimum lease payments over the lease term using our estimated incremental borrowing rate. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term. When additional payments are based on usage or vary based on other factors, they are expensed when incurred as variable lease expense. Certain leases include lease and non-lease components, which we account for as a single lease component. Minimum lease payments for leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. As of September 30, 2026, we had 61 leases that expire at various dates through 2033, with a weighted average remaining lease term of 3.6 years and a weighted average discount rate of 3.9%.
For the fiscal years ended September 30, 2026, 2025 and 2024, the components of operating lease costs were as follows:

	Fiscal Year Ended September 30,
	2026	2025	2024
Fixed rent expense (1)	$6,474	$6,970	$6,636
Variable lease payments	1,548	1,277	1,158
Total cash portion of rent expense	8,022	8,247	7,794
Non-cash straight line rent expense	74	(291)	(380)
Total operating lease costs	$8,096	$7,956	$7,414
(1)Includes expense for leases with an initial term of 12 months or less of $0, $0 and $5 for the fiscal years ended September 30, 2026, 2025 and 2024, respectively.

The RMR Group Inc.
Notes to Consolidated Financial Statements (Continued)
(dollars in thousands, except per share amounts)

The following table presents the undiscounted cash flows on an annual fiscal year basis for our operating lease liabilities as of September 30, 2026:

Fiscal Year	Amount
2027	$6,127
2028	5,403
2029	4,637
2030	3,084
2031	274
Thereafter	136
Total lease payments (1)	19,661
Less: imputed interest (1)	(1,349)
Present value of operating lease liabilities	18,312
Less: current portion of operating lease liabilities	(5,495)
Operating lease liabilities, net of current portion	$12,817
(1)     Excludes $1,425 of lease payments for signed leases that have not yet commenced.
As of September 30, 2026, $13,757 of total lease payments and $803 of imputed interest are for our principal executive offices, which are leased from an affiliate of ABP Trust pursuant to a lease agreement that expires in 2030.
Note 16. Segment Reporting
We manage our business on a consolidated basis and therefore have one reportable segment: real estate asset management. The chief operating decision maker, or CODM, is our President and Chief Executive Officer. The CODM assesses performance, allocates resources and makes strategic decisions based on net income attributable to the RMR Group Inc. and consolidated revenue and expense information as shown in our consolidated statements of comprehensive income. The CODM is also regularly provided with information on revenue related to our management agreements with the Managed Equity REITs, SEVN and other clients, which are detailed in Note 10, Related Party Transactions. The CODM is not regularly provided with detailed expense information. The accounting policies of our reportable segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The measure of segment assets is reported as total assets in our consolidated balance sheets.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RMR GROUP INC.
By:	/s/ Adam D. Portnoy
Adam D. Portnoy
Managing Director, President and Chief Executive Officer
Dated:	November 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Adam D. Portnoy	Managing Director, President and Chief Executive Officer	November 12, 2026
Adam D. Portnoy	(principal executive officer)

/s/ Matthew C. Brown	Executive Vice President, Chief Financial Officer and Treasurer	November 12, 2026
Matthew C. Brown	(principal financial officer and principal accounting officer)

/s/ Matthew P. Jordan	Managing Director, Executive Vice President, Chief Operating	November 12, 2026
Matthew P. Jordan	Officer

/s/ Ann Logan	Independent Director	November 12, 2026
Ann Logan

/s/ Rosen Plevneliev	Independent Director	November 12, 2026
Rosen Plevneliev

/s/ Jonathan Veitch	Independent Director	November 12, 2026
Jonathan Veitch

/s/ Walter C. Watkins, Jr.	Independent Director	November 12, 2026
Walter C. Watkins, Jr.